Form 10-Q
period 1996-09-30
MAJESTIC STAR CASINO LLC
filed 1996-11-14
CIK 1016466

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURRITIES ECXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                         Commission file number:  333-06489


                            THE MAJESTIC STAR CASINO, LLC
               (Exact name of registrant as specified in its charter)

          Indiana                            43-1664986
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)       Identification No.) No.)

                             One Buffington Harbor Drive
                                   Gary, Indiana
                                     46406-3000
                      (Address of principal executive offices)
                                     (Zip Code)
                                    (219)977-7777
                (Registrant's telephone number, including area code)

Indicate check by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject filing requirements for the past 90 days.

Yes       X         No______


         Shares outstanding of each of the registrant's classes of common stock as of September 30, 1996:

Class                                  Number of shares
Not applicable                         Not applicable

                            THE MAJESTIC STAR CASINO, LLC

                                        Index

Part I            FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheets as of September 30, 1996 and December 31,
                  1995

                  Statements of Income for the quarter and nine months ended September 30, 1996

                  Statements of Changes in Members' Equity for the nine months ended September 30, 1996 and the period ended December 31, 1995

                  Statement of Cash Flows for the nine months ended September 30, 1996

                  Notes to Financial Statements

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II           OTHER INFORMATION

         Item 1   Legal Proceedings

         Item 2   Changes in Securities

         Item 3   Default Upon Senior Securities

         Item 4   Submission of Matters to a Vote of Security Holders

         Item 5   Other Information

         Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

                            The Majestic Star Casino, LLC
                                   Balance Sheets
                   As of September 30, 1996 and December 31, 1995

                                           September 30,    December 31,
                                               1996             1995
                                           -------------    -----------
ASSETS

  Current Assets
    Cash and cash equivalents             $  9,644,114     $  8,446,389
    Accounts receivable, less allowance
      for doubtful accounts of $80,000       1,406,905            -
    Inventories                                 29,836            -
    Prepaid expenses                         1,324,730            -
                                             ---------        ---------
    Total current assets                    12,405,585        8,446,389

  Property, equipment, and leasehold
    interests, net                          18,849,139           74,846
  Organizational costs, less accumulated
    amortization of $8,710 and $ -0-,
    respectively                               132,531          141,241
  Deferred financing costs, less accumu-
    lated amortization of $197,884 and
    $ -0-                                    3,682,796             -
  Deferred costs, less accumulated
    amortization of $341,544 and $ -0-
    respectively                             5,310,485        4,392,729
  Investment in Buffington Harbor
    Riverboats, L.L.C.                      44,514,682       21,823,018
  Other assets and deposits                  1,873,090          250,000
  Restricted cash                           64,057,577            -
                                            ----------       ----------
      Total Assets                        $150,825,885      $35,128,223
                                           ===========       ==========
LIABILITIES AND MEMBERS' EQUITY

  Current Liabilities
    Current maturities of long-term debt  $  2,211,599      $     -
    Accounts payable                         1,576,875          119,573
    Accrued liabilities
      Payroll and related                      676,588            -
      Interest                               5,269,297            -
      Other accrued liabilities              1,794,454            -
                                            ----------       ----------
       Total current liabilities            11,528,813          119,573
  Long-term debt, net of current
    maturities                             119,296,266            -
  Deferred income                               66,224            -
  Commitments                                    -                -
                                           -----------       ----------

       Total Liabilities                   130,891,303          119,573
                                           -----------       ----------
  Members' Equity
    Members' contributions                  24,000,000       34,759,355
    Retained earnings                       (4,065,418)         249,295
                                           -----------       ----------
       Total members' equity (deficit)      19,934,582       35,008,650
                                           -----------       ----------
       Total Liabilities and Members'
         Equity                            150,825,885       35,128,223
                                           ===========       ==========

                            The Majestic Star Casino, LLC
                                 Statement of Income
              For the quarter and nine months ended September 30, 1996

                                       Quarter ended      Nine months ended
                                     September 30, 1996   September 30, 1996
                                         (unaudited)           (unaudited)

REVENUES

  Casino                                   $ 24,338,786        $ 29,817,655
  Food and beverage                             389,587             480,107
  Other                                         258,777             276,317
                                             ----------          ----------
Gross Revenues                               24,987,150          30,574,079
                                             ----------          ----------

COSTS AND EXPENSES

  Casino                                      4,115,062           5,100,167
  Gaming and admission taxes                  7,246,987           8,885,743
  Food and beverage                             489,439             594,996
  Advertising and promotion                   2,205,617           2,786,131
  General and administrative                  3,373,166           3,829,394
  Security and surveillance                     426,124             514,411
  Marine operations                           1,444,275           1,792,934
  Economic incentive - City of Gary             730,256             896,163
  Depreciation and amortization               1,705,393           2,045,336
  Pre-opening costs                                -              4,586,879
                                              ---------           ---------
     Total costs and expenses                21,736,319          31,032,154
                                             ----------          ----------
  Operating income(loss)                      3,250,831            (458,075)
                                             ----------          ----------
  Other income (expense)
    Loss on investment in Buffington
      Harbor Riverboats, L.L.C.                (613,556)         (1,196,416)
    Interest income                             326,290             557,680
    Interest expense                         (2,288,933)         (3,217,902)
                                             ----------          ----------
     Total other income (expense)            (2,576,199)         (3,856,638)

NET INCOME (LOSS)                           $   674,632         $(4,314,713)
                                             ==========          ==========


      The accompanying notes are an integral part of these financial statements

                            The Majestic Star Casino, LLC
                      Statements of Changes in Members' Equity


                            For the nine months ended September 30, 1996 and
                                  the period ended December 31, 1995
----------------------------------------------------------------------------

                                                     Retained      Total
                                        Capital      Earnings     Members'
                                     Contributions   (Deficit)     Equity
                                     -------------   ---------    --------
Balance, December 8, 1993                   -            -            -

     Members' contributions           $32,547,090     $  -     $32,547,090
     Non-cash contributions             2,212,265        -       2,212,265
     Net income                             -          249,295     249,295
                                       ----------      -------  ----------
Balance, December 31, 1995 (audited)   34,759,355      249,295   3,008,650

     Reclassification of capital
       contribution                   (10,759,355)       -     (10,759,355)
     Net loss                               -       (4,314,713) (4,314,713)
                                       ----------    ---------  ----------
Balance, September 30, 1996
  (unaudited)                         $24,000,000   $4,065,418  19,934,582
                                       ==========    =========  ==========





















      The accompanying notes are an integral part of these financial statements

                            The Majestic Star Casino, LLC
                               Statement of Cash Flows
                    For the nine months ended September 30, 1996

                                                      Nine months ended
                                                      September 30, 1996
                                                      (unaudited)
                                                      ------------------

Cash flows from operating activities
Net Loss                                              $   (4,314,713)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and Amortization                            2,045,336
  Loss on investment in Buffington Harbor
    Riverboats, L.L.C.                                     1,196,416
  (Increase) decrease in accounts receivable, net         (1,406,905)
  (Increase) decrease in inventories                         (29,836)
  (Increase) decrease in prepaid expenses                 (1,324,730)
  (Increase) decrease in other assets                     (1,822,175)
  Increase (decrease) in accrued payroll and
    other expenses                                           676,588
  Increase (decrease) in accrued interest                  5,269,297
  Increase (decrease) in other accrued liabilities         1,794,454
  Increase (decrease) in accounts payable                  1,457,302
                                                          ----------
Net cash provided by (used in) operating activities        3,541,034
                                                          ----------
Cash flows from investing activities
  Acquisition of property, equipment and leasehold
    interests                                            (19,897,505)
  (Increase) decrease in Chartered Vessel deposit         (1,434,201)
  Deferred Income                                             66,224
  Investment in Buffington Harbor Riverboats, L.L.C.     (23,888,080)
  (Increase) decrease in restricted cash                 (64,057,577)
                                                          ----------
Net cash provided by (used in) financing activities     (109,211,139)
                                                         ------------
Cash flows from financing activities
  Proceeds from issuance of 12.75% Senior Secured
    Notes                                                105,000,000
  Equipment financing                                      6,624,426
  Cash paid to reduce long-term debt                        (875,916)
  Payment of Senior Secured Notes issuance costs          (3,880,680)
                                                          -----------
Net cash provided by (used in) financing activities      106,867,830
                                                         ------------
Net increase (decrease) in cash and cash equivalents       1,197,725

Cash and cash equivalents, beginning of year               8,446,389
                                                         -----------
Cash and cash equivalents, end of year                     9,644,114
                                                         ===========

Supplemental noncash financing activities include the following:

         On March 31, 1996, contributions totaling $10,759,355 were classified from Members' Equity to Long-term debt.


      The accompanying notes are an integral part of these financial statements

                            THE MAJESTIC STAR CASINO, LLC
                            NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The accompanying unaudited interim financial statements of The Majestic Star Casino, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles, except that certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements contain all of the adjustments (consisting of normal recurring adjustments) which are necessary for the fair presentation of the results of the interim period. The results of operations for any interim period are not necessarily indicative of results of operations for a full year. The Company was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana, in June 1996.

2.       Summary of Significant Accounting Policies:

         The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the more significant of such policies:

         Cash and Cash Equivalents - Cash includes cash required for gaming operations. The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less.

         Inventories - are stated at the lower of cost or market, cost being determined principally on a first in, first out basis.

         Property and Equipment - are stated at cost. Depreciation and amortization are computed utilizing the straight line method over the estimated useful lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposals are recognized when incurred.

         Capitalized Interest - Statements No. 34 and 62 of the Financial Accounting Standards Board require that interest costs be capitalized for those assets that are constructed or acquired for the Company's own use and that interest earned on investments acquired with the proceeds of the $105 million 12.75% senior secured notes due 2003 with contingent interest (the "Senior Secured Notes") be offset against related construction assets until completed for use. For the nine months ended September 30, 1996, net interest expense capitalized for the construction of a riverboat casino amounted to approximately $1.5 million.

         Deferred Financing Costs - represent agent's commission, closing costs and professional fees incurred in connection with the Senior Secured Notes. Such costs are being amortized over the seven year term of the notes.

         Organizational Costs - are costs incurred in connection with the formation of the limited liability company. These costs have been capitalized and are being amortized over a period of five years.

         Investment in Buffington Harbor Riverboats, L.L.C. - the Company accounts for its 50 percent interest in Buffington Harbor Riverboats, L.L.C. ("BHR") under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss or distributions. The Company's investment will not be reduced below zero as a result of such adjustments.

         Deferred Costs - include development obligation payments to the City and licensing costs. Such payments and costs, which represent direct costs associated with the development of the riverboat casino, were deferred until operations commenced in June 1996, and are currently being amortized over five years, the life of the gaming license. At December 31, 1995, deferred costs also included pre-opening costs which were charged to operations in the quarter ended June 1996.

         Restricted Cash - represents cash and investments held in escrow in association with the Senior Secured Notes, and are invested primarily in securities of the U.S. government and its agencies, with original maturities less than 180 days.

         Casino Revenue - is the net win from gaming activities, which is the difference between gaming wins and losses.

         Indirect Expenses - certain indirect expenses of operating departments, such as depreciation and amortization, are shown separately in the accompanying statements of income and are not allocated to departmental operating costs and expenses.

         Federal Income Taxes - the Company has elected status as a partnership under the Internal Revenue Code. Under this election, income of the Company is taxed directly to the members and, accordingly, there is no provision for federal income taxes.

         Long-Lived Assets - During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that an entity review its long-lived and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists, if, at a minimum the future expected cash flows (undiscounted and without interest charges) from an entity's operation are less than the carrying value of these assets. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets.

3.       Certificate of Suitability:

         On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates for a riverboat owner's license for a riverboat casino to be docked in the City. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five year riverboat owner's license on June 3, 1996.

         The second certificate was issued to Trump Indiana, Inc. ("Trump"). The Company and Trump have committed to a joint development and operation of a docking location from which the entities are conducting their respective riverboat gaming operations in the City.

4.       City of Gary, Indiana, Development Obligation:

         On September 7, 1995, the Company and the City entered into an agreement for the purpose of summarizing procedures regarding the acquisition of a certain parcel of land in accordance with the Certificate. The Company paid the City $250,000 under the terms of this agreement.

         On September 29, 1995, the Company, Trump and the City entered into an agreement. In accordance with this agreement, the Company paid the City $5,000,000. As of September 30, 1996, $5,250,000 of
         deferred costs represent the Company's development obligation to the City.

         As of March 26, 1996, the City and the Company entered into a development agreement which supersedes the September 7, 1995, agreement between the City and the Company. The development agreement ("Development Agreement") requires the Company, among other things, to (1) invest $116 million in various on-site improvements over the next five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gaming Act and (3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12 million.

5.       Investment in Buffington Harbor Riverboat, L.L.C.:

         On October 31, 1995, the Company and Trump entered into the First Amended and Restated Operating Agreement of Buffington Harbor Riverboat, L.L.C. ("BHR") for the purpose of acquiring and developing certain facilities for the gaming operations on 88 acres of land in the City ("BHR Property"). BHR is responsible for the management,

         development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations.

         The following represents selected financial information of BHR:

                             September 30, 1996       December 31, 1995
                             ------------------       -----------------
Balance Sheet
Cash and cash equivalents          (208,713)             14,056,869
Property, equipment and
  construction in progress, net  89,804,002              32,603,593
Deferred pre-opening costs             -                    571,440
Other assets                      2,522,435                    -
Total assets                     92,117,724              47,231,902
Total liabilities                 3,504,988               3,512,085
Capital contributions-The
  Majestic Star Casino, LLC      45,711,097              21,823,018
Total members' equity            88,612,736              43,719,817

Income Statement

Gross revenue                     6,663,128                   -
Operating income(loss)             (341,085)                  -
Net income (loss)                (2,753,908)                73,781

6.       Charter Agreement:

         On August 17, 1995, the Company entered into a Charter Agreement ("Agreement") with New Yorker Acquisition Corporation ("Owner") and President Casino, Inc. for the purpose of leasing the Owner's casino gaming vessel together, with all improvements, furniture, fixtures and equipment.

         The agreement became effective on May 3, 1996, and expires on May 3, 2001, subject to early termination options. Under the terms of the Agreement, the Company will pay the Owner $125,000 monthly for the first 24 months. The monthly rate for the final three years will be negotiated based on market rates. The Company is responsible for certain refurbishing and expenses to operate the vessel during the charter.

         As required by the Agreement, the Company has placed a security deposit in escrow with a financial institution. As of September 30, 1996 and December 31, 1995, the amount in escrow including accrued interest was approximately $1.7 million and $250,000, respectively. The security deposit is refundable pursuant to the terms of the escrow agreement.

7.       Long Term Debt:

         Senior Secured Notes

         On May 22, 1996, the Company completed a private offering of $105,000,000 of Senior Secured Notes due May 15, 2003.

         The Senior Secured Notes bear interest at a fixed rate of 12.75% per annum payable May 15 and November 15 of each year commencing November 15, 1996. Contingent interest is payable on the Senior Secured Notes, on each such interest payment date, in an aggregate amount equal to 5.0% of the Company's Consolidated Cash Flow, as defined in the Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated May 22, 1996 (the "Indenture"), for the six month period ending on March 31 or September 30 (each, a "Semiannual Period") most recently completed prior to such interest payment date, based on a maximum of $60.0 million of the Company's Consolidated Cash Flow during any two consecutive Semiannual Periods; provided that no contingent interest shall be payable with respect to any period prior to the first day of the operation of the Majestic Star casino, as defined in the Indenture. Under certain circumstances, the Company, at its option, may defer payment of all or a portion of any installment of contingent interest.

         A portion of the proceeds from the Senior Secured Notes will be used to construct a new casino vessel ("Permanent Vessel") to replace the Chartered Vessel.

         The Senior Secured Notes are secured by, among other things (i.) a pledge of the Company's 50% membership interest in BHR, (ii) a collateral assignment of the Company's interest in the Berthing Agreement, (iii) a pledge of all funds in the collateral accounts into which the proceeds from the Senior Secured Notes were deposited pending their use and (iv) upon delivery of the Permanent Vessel to the Company, a duly perfected first preferred ship mortgage on such Permanent Vessel.

         The Indenture contains covenants, which among other things, restrict the Company's ability to (i.) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

         Holders of Senior Secured Notes are entitled to certain exchange rights under the terms of the Registration Rights Agreements (the "Agreement"). Pursuant to the Agreement, the Company has registered on October 4, 1996, with the Securities and Exchange Commission a new issue of senior secured notes (the "Senior Exchange Notes") of the Company that are identical in all material respects to the Senior Secured Notes and offered the holders of the Senior Secured Notes the opportunity to exchange their Senior Secured Notes for a like principal amount of Senior Exchange Notes.

         Equipment Financing

         At September 30, 1996, approximately $5.7 million of equipment financing was outstanding of which $2.2 million represents current maturities of long-term debt. This debt, which carries a floating interest rate of 3% over prime (prime was 8.25% at September 30, 1996), is secured by certain gaming equipment and the remaining balance will be repaid in equal monthly principal payments of approximately $184,000.

         Note to Member

         At September 30, 1996, approximately $10.8 million was owed to a member of the Company. This note carries a floating interest rate (5.86% at September 30, 1996) and cannot be repaid, under the Indenture, until the completion of the Permanent Vessel. This note resulted from the conversion of members' contributions into debt on March 31, 1996.

8.       Letter of Credit/Surety Bond:

         In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the Commission. The Bond's primary purpose is to secure completion of the Company's off-site development obligations under the Development Agreement. To support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company. The beneficial owner of the Company (the "Owner") guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit.

         If the Owner is required to make payments to the bank or the bonding company as a result of the guaranty, the Company will be obligated to reimburse the Owner for any such payments.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions regarding proposed developments and operations of The Majestic Star Casino, LLC (the "Company") included in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include the construction and placing in service of a new casino vessel by the fourth quarter of 1997, resolution of the need for a new harbor and the Company's ability to fund planned developments and service its debt with currently available cash, marketable securities and cash flow from operations. These risks and uncertainties could significantly and adversely affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statement made herein.

Overview

The Company was formed in December, 1993, as an Indiana limited liability company, to develop a riverboat casino in Gary, Indiana, (the "City") as its sole operation. The Company's efforts resulted in the Indiana Gaming Commission (the "Commission") granting the Company a five year license on June 3, 1996. The Company's operations began in June 1996.

The Company's operations are conducted on a vessel chartered from a subsidiary of President Casinos, Inc. (the "Chartered Vessel"). The Chartered Vessel is chartered pursuant to a five year lease and contains approximately 26,000 square feet of gaming space, 924 slot machines and 50 table games. Due to a federal law, the Company has conducted all gaming operations to date with the Chartered Vessel docked. However, with a recent change to the federal law, the Commission has advised the Company that cruising will commence November 15, 1996.

The Company has entered into various agreements for the design, engineering and construction of a vessel (the "Permanent Vessel") to replace the Chartered Vessel. The Permanent Vessel is anticipated to contain approximately 43,000 square feet of casino space on three decks, 1,780 slot machines and 68 table games. The Permanent Vessel will have an atrium, escalators and elevators. The Company has entered into a contract for the construction of the Permanent Vessel for the delivery of the vessel on September 27, 1997 at a fixed cost of $33,000,000. The Company estimates that design, engineering, and owner furnished materials will cost
$7,000,000, excluding additional gaming-related equipment.   The cost of
additional gaming equipment expenditures is undetermined at this time. It is anticipated that these additional expenditures will be funded through available cash flow from the casino's future operations and certain equipment (vendor-provided) financing.

The Company expects to complete the outfitting of, and to place, the Permanent Vessel in service during the fourth quarter of 1997. The Company has committed under the terms of its Senior Secured Notes due 2003 (the "Senior Secured Notes") to replace the Chartered Vessel with the Permanent Vessel no later than June 30, 1998.

The Company and Trump Indiana, Inc. ("Trump"), the holder of a second gaming license to operate from the City, formed Buffington Harbor Riverboats, L.L.C. ("BHR") to own and operate certain common facilities at Buffington Harbor such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and Trump each have a fifty-percent ownership interest in BHR.

Results of Operations for Periods Ending September 30, 1996

Because the Company commenced operations in June 1996, the Company has a limited operating history and lacks any comparable periods of operation for the three and nine month periods ended September 30, 1996. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the three and nine month periods ended September 30, 1996. Management believes that it is too early to determine whether the results of operations for these periods provide any discernible trends; however, the Company expects intense competition in the Northern Illinois/Indiana market to continue with the anticipated opening of two additional riverboat casinos during 1997.

Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, including new and existing casino operations, many of which are beyond the control of the Company. While the Company believes that the Majestic Star casino will be able to attract a sufficient number of customers and generate a sufficient amount of revenue to meet its debt obligations as they become due, there can be no assurance with respect thereto.

Three Months Ended September 30, 1996

During the three month period ended September 30, 1996, which was the first full three month period of casino operations, the Company generated revenues of approximately $24,987,000. Casino revenue during this period totaled approximately $24,339,000, of which slot machines accounted for approximately $17,203,000 (70.7%) and table games accounted for approximately $7,136,000 (29.3%). The average win per slot machine per day was approximately $202 and the average win per table game per day was approximately $1,551. The average daily win per state passenger count was approximately $31 and the average daily win per patron was approximately $51.

Food and beverage revenue for the three month period ended September 30, 1996 totaled approximately $389,000 and other revenue, consisting primarily of commission income, totaled approximately $259,000.

For the three months ended September 30, 1996, casino expenses totaled approximately $4,115,000 or 16.5% of revenues.

Gaming and admission taxes totaled approximately $7,247,000 for the three month period ended September 30, 1996. These taxes are based upon 20% of adjusted gross receipts, as defined by Indiana Gaming laws, and $3 per passenger per the state passenger count. An additional $730,000 was paid during the three month period to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

General and administrative expenses totaled approximately $3,373,000 for the three month period, of which approximately $1,734,000 represents berthing fees paid to BHR.

Depreciation and amortization, net interest expense and other non-gaming expenses, for the three month period, were approximately $1,705,000, $1,963,000 and $4,566,000, respectively. Net interest expense includes accrued but unpaid contingent interest of approximately $265,000. No contingent interest was paid during the quarter.

The Company's loss in its investment in BHR for the three month period was approximately $614,000.

As a result of the foregoing, income from operations for the three month period was approximately $3,251,000 and the net income was approximately $675,000.

Consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $5,283,000 during the three month period ended September 30, 1996.

Nine Months Ended September 30, 1996

Operations for the nine month period ended September 30, 1996 reflect the operation of the riverboat casino for 21 days in June and for the three month period ended September 30, 1996.

Prior to commencing operations in June 1996, the Company was in the development stage and capitalized costs associated with obtaining the license to operate a riverboat casino.

The capitalized costs consist primarily of development obligation payments, vessel design costs, financing and commitment fees, gaming application fees and other pre-opening costs. Pre-opening costs of $4,587,000 were charged to operations during the nine months ended September 30, 1996. These costs had previously been deferred.

During the nine month period ended September 30, 1996, the Company generated revenues of approximately $30,574,000. Casino revenues during this period totaled approximately $29,818,000 of which slot machines accounted for approximately $21,251,000 (71.3%) and table games accounted for approximately $8,567,000 (28.7%). The average win per slot machine per day was approximately $204 and the average win per table game per day was approximately $1,516. The average daily win per state passenger count was approximately $31 and the average daily win per patron was approximately $51.

Food and beverage revenue for the nine month period ended September 30, 1996 totaled approximately $480,000 and other revenue, consisting primarily of commission income, totaled approximately $276,000.

For the nine months ended September 30, 1996, casino expenses totaled approximately $5,100,000 or 16.7% of revenues.

Gaming and admission taxes totaled approximately $8,886,000 for the nine month period ended September 30, 1996. These taxes are based upon 20% of adjusted gross receipts, as defined by Indiana Gaming laws, and a head tax of $3 per passenger count based on 971,546 passengers, as determined by the Commission's regulations. An additional $896,000 was paid during the nine month period to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

General and administrative expenses totaled approximately $3,829,000 of which approximately $1,874,000 represents for berthing fees paid to BHR.

Depreciation and amortization, net interest expense and other non-gaming expenses, for the nine month period, were approximately $2,045,000, $2,660,000 and $5,689,000 respectively. Net interest expense includes accrued but unpaid contingent interest of approximately $337,000.

The Company's loss in its investment in BHR was approximately $1,196,000 for the nine month period.

As a result of the foregoing, the loss from operations for the nine month period was approximately $458,000, including the charge to operations of $4,587,000 of pre-opening costs. The net loss was approximately $4,315,000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure. EBITDA is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding pre-opening costs and the Chartered Vessel lease payments) for the three and nine month periods ended September 30, 1996, was approximately $5,442,000 and $6,660,000, respectively and represented 22% of net revenues for both the quarter and nine month periods. EBITDA should only be viewed in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

Through September 30, 1996, the principal expenditures were approximately as follows: $46 million invested in BHR, $20 million expended on property, equipment and leasehold interests, $5 million paid to the City of Gary, and $6 million incurred on pre-opening, licensing and organizational costs. BHR owns and operates the berthing facility for the Company's casino vessel, the guest pavilion and associated infrastructure. Property, equipment and leasehold interests primarily consist of slot machines and associated equipment and leasehold improvements to the Chartered Vessel. The Company has committed to spend an additional $40 million on the Permanent Vessel, excluding additional gaming-related equipment.

As discussed below, the Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans.

For the nine months ended September 30, 1996, net cash provided from operations totaled approximately $3,541,000.

Net capital contributions through September 30, 1996, were approximately $24 million, compared to approximately $35 million through December 31, 1995. This reduction is due to the Company's reassessment of its capital structure, which resulted, on March 31, 1996, in Barden Development, Inc. ("BDI") converting approximately $11 million of its capital contributions to the Company into a note. BDI is one of the Company's members and its manager.

At September 30, 1996, loans included $105 million of Senior Secured Notes, $11 million borrowed from BDI and $6 million of secured equipment financing. The Company borrowed an additional $18 million from BDI in April and May of 1996 which was repaid in May of 1996 from the proceeds of the Senior Secured Notes. At September 30, 1996, approximately $65 million of the proceeds and interest earned thereon from the Senior Secured Notes were held in escrow for future cash requirements of the Company and were allocated as follows:
$41 million for the Permanent Vessel, $13 million as an interest reserve, and $11 million designated to repay the loan due to BDI. The portion designated for the repayment of the loan due to BDI cannot be paid to BDI until certain conditions, primarily the completion of the BHR's facilities and the Permanent Vessel, are met. Until repaid, these funds are available, subject to certain limitations and qualifications, to the Company for completion of the BHR's facilities and the Permanent Vessel.

The Senior Secured Notes mature on May 15, 2003. The Senior Secured Notes are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of EBITDA (not to exceed $3 million annually), both payable semi-annually.
The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on November 15, 1996 will be deferred, as allowed under the terms of the Indenture. The Senior Secured Notes are secured by essentially all the assets of the Company.

The Indenture, which governs the Senior Secured Notes (the "Indenture"), contains financial and other covenants, which, among other things, limits the Company's ability to (1) the issue indebtedness, (2) make investments,
(3) make distributions and equity repurchases, (4) enter into merger, consolidation and asset sale transactions, (5) create liens and (6) enter into transactions with affiliates. These restrictions are subject to a number of qualifications and exceptions as described in the Indenture.

If the Company is determined to be in default under the Indenture, any portion of the proceeds from the Senior Secured Notes held in escrow may no longer be available to the Company and the Senior Secured Notes may be accelerated. Either event could materially adversely affect the Company.

The Company, pursuant to the Indenture, commenced on October 4, 1996, an offer to exchange a new issue of senior secured notes for all outstanding 12.75% Senior Secured Notes due 2003, with Contingent Interest. These new notes have the same terms and conditions as the Senior Secured Notes.

Under the terms of the lease relating to the harbor on which the Chartered Vessel is docked, BHR may be required within two years to construct new harbor, berthing and guest facilities for the Company's casino vessel. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Under the terms of its development agreement with the City, the Company committed to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. Through September 30, 1996, the Company has met or accrued a significant portion of these commitments including as follows: $46 million investment in BHR, $20 million agreed to value of the Chartered Vessel, $5 million of economic development obligation payments to the City, $20 million of gaming equipment and other property and other expenditures of $6 million prior to opening. The two principal components of the remaining commitment are as follows:
(1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City and (2) $12 million (subject to the agreement $5 million has already been expended as of September 30, 1996) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or to BHR's facilities.

The Company anticipates that additional capital contributions to BHR, currently estimated not to exceed $2 million, may be required for BHR's facilities. The Company expects to fund such further investment from working capital, from operations and/or from the funds designated for the repayment of the note due to BDI.

Based upon the Company's anticipated future operations, management believes that available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures, including the additional gaming equipment required for the Permanent Vessel, and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for fiscal 1996. No assurance can be given, however, that operating cash flow will be sufficient for such purposes. The Company intends to establish working capital reserves to provide for anticipated short-term liquidity needs. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Part II

Item 1

Legal Proceedings

         None.

Item 2

Changes in Securities

         The Company, pursuant to the terms of the Indenture, commenced on October 4, 1996, an offer to exchange a new issue of notes (the "Senior Exchange Notes") for all outstanding 12-3/4% Senior Secured Notes due 2003, with Contingent Interest.

         The terms of the Senior Exchange Notes are substantially identical in all material respects to those of the Senior Secured Notes, except for certain transfer restrictions and registration rights relating to the Senior Secured Notes. The Exchange Offer is not conditioned upon any minimum principal amount of Senior Secured Notes being tendered for exchange, but is otherwise subject to certain customary conditions. The Senior Secured Notes may be tendered only in integral multiples of $1,000. The Exchange Offer expired at 5:00 p.m., New York City time, on November 13, 1996. All of the Senior Secured Notes were tendered for exchange.

Item 3

Default Upon Senior Securities

         None

Item 4

Submission of Matters to a Vote of Security Holders

         None

Item 5

Other Information

         On October 24, 1996, the Seafarers International Union withdrew its petition to represent approximately 170 individuals employed in slot, cage and credit operations positions at the Company. The Seafarers International Union may under certain guidelines of the National Labor Relations Board be eligible to hold another election in six months.


Item 6

Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  10.14.    Vessel Construction Contract between Majestic Star
                            and Atlantic Marine, Inc. dated as of September 27,
                            1996.
                  27        Financial Data Schedule (Edgar copy only)

         (b)      Reports on Form 8-K

                  None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.

                                     The Majestic Star Casino, LLC
                                     Registrant



Date: November 13, 1996              /S/ Don H. Barden
                                     __________________________________
                                     Don H. Barden, President and Chief
                                     Executive Officer



Date: November  13, 1996             /S/ Michael E. Kelly
                                     __________________________________
                                     Michael E. Kelly, Vice President
                                     and Chief Financial Officer
                                     (principal financial and accounting
                                     officer)