Form 10-K405
period 1996-12-31
MAJESTIC STAR CASINO LLC
filed 1997-03-31
CIK 1016466

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549

                                   FORM 10-K

[Mark One]
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 [FEE REQUIRED] OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM____TO_________.

COMMISSION FILE NUMBER: 333-06489

                        THE MAJESTIC STAR CASINO, LLC.
            (Exact name of registrant as specified in its charter)


            Indiana                                   43-1664986
 (State or other jurisdiction or                  (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                         One Buffington Harbor Drive
                           Gary, Indiana 46406-3000
                                (219) 977-7777

       (Registrant's address and telephone number, including area code) Securities registered pursuant to section 12(b) of the act: None Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
   -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of Common Stock issued and outstanding: Not Applicable

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         THE MAJESTIC STAR CASINO, LLC
                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I
                                                             Page Number


Item 1.   Business.........................................     1


Item 2.   Properties ......................................     6

Item 3.   Legal Proceedings................................     7

Item 4.   Submission of Matters to a Vote of
          Security Holders.................................     8

                                    PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters......................     9

Item 6.   Selected Financial Data..........................    10

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    11

Item 8.   Financial Statements and Supplementary Data......    16


Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........    16


                                    PART III

Item 10.  Directors and Executive Officers of Registrant...    17

Item 11.  Executive Compensation...........................    19

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management............................    21

Item 13.  Certain Relationships and Related Transactions...    21

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K..........................    24

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Majestic Star Casino, LLC (the "Company") operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, pursuant to a license granted to it by the Indiana Gaming Commission (the "IGC").

     The Majestic Star Casino commenced operations in June 1996, and operates on a chartered vessel which is leased (the "Chartered Vessel") until a new vessel to be owned by the Company (the "Permanent Vessel") is delivered. The Company anticipates that the Permanent Vessel which is presently under construction will be delivered in late 1997. The Chartered Vessel currently has 932 slot machines and 50 table games and can accommodate 1,700 passengers and a crew of 200 employees. The Majestic Star Casino is part of a gaming complex (the "Gaming Complex") which has been developed at Buffington Harbor, and is owned, by Buffington Harbor Riverboats, L.L.C. (the "BHR Joint Venture"), a joint venture which is owned equally by the Company and its joint venture partner. The Company and its joint venture partner each operates its own riverboat casino at the Gaming Complex on a staggered cruise schedule which reduces waiting times to board a riverboat casino.

     The Company was formed in December 1993, as an Indiana limited liability company. The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is
(219) 977-7777.

OPERATING STRATEGY

     The Company's operating strategy is characterized by several principal elements including those described below.

Middle Income Customer Focus

     The Company focuses primarily on middle-income customers which it believes constitute the largest segment of potential gaming customers. The Company utilizes high-volume marketing techniques to attract middle income customers, whom it is then able to qualify and target for direct marketing activities. To assist the Company with its direct marketing activities, the Company has established the Club M-Star Slot Club. Club M-Star enables the Company to maintain a comprehensive database of information about its customers, including their gaming levels, duration of play and preferences and to utilize such information to tailor marketing programs to encourage repeat visits by these customers.

Emphasis on Slot Play

     The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. In order to maximize revenue, the Company intends to continue to invest in state-of-the-art gaming machines and related equipment, by the continuous replacement of older models with the most current product offerings. The Company monitors its mix of slot machines to satisfy the demands of its customer base and tracks payout percentages to remain competitive.

Emphasis on Attributes of Buffington Harbor

     The Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos), direct highway access and abundant surface parking.

GROWTH STRATEGY

     The Company anticipates placing into service, at Buffington Harbor, the Permanent Vessel in late 1997. The Permanent Vessel will replace the Chartered Vessel and is expected to contain approximately 43,000 square feet of casino gaming on three decks. The floor configuration is anticipated to contain approximately 1,600 slot machines and 71 table games. The Permanent Vessel will substantially expand the Company's current number of slot machines and table games and will significantly increase passenger capacity from 1,700 passengers to an estimated 3,000 passengers per cruise.

COMPETITION

     The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. Currently, five riverboat casinos, excluding the Company and its joint venture partner, operate in northern Illinois and northwest Indiana, within 50 miles of the Buffington Harbor Gaming Complex.
The Company expects additional competition in northern Indiana from two riverboat casinos which have been authorized and are expected to commence operations during 1997 in East Chicago and Michigan City, Indiana. The Company also expects to compete in Indiana, to a lesser extent, with the six additional riverboats authorized to operate in southern Indiana.

     The Company believes that competition in the gaming industry is based on the quality and location of the gaming facilities, the effectiveness of marketing efforts and overall levels of customer service and satisfaction. Although management believes that the location and amenities of the Majestic Star Casino will enable the Company to compete effectively with other casinos in the immediate area, the Company expects intense competition to develop in its market area.

     There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses in the future. Legislation has been introduced on numerous occasions in recent years in Illinois to provide for land-based casinos in Chicago and most recently in East St. Louis and to expand riverboat gaming in Illinois, including authorization of additional operators or the authorization of existing operators to move to new sites or otherwise to modify existing regulations to decrease or eliminate certain restrictions, such as limitations on the number of gaming positions or to remain dockside. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation, in Illinois, Indiana or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the results of operations or financial condition of the Company.

     The Company also expects future competition from a federally recognized Indian tribe which is negotiating with various cities in southwestern Michigan and/or Indiana to develop land-based casinos as well as three land-based casinos to be developed in Detroit, Michigan, pursuant to a November 1996 voter initiative.

     Many of the Company's competitors, including its joint venture partner and Showboat Marina, the owner of the casino anticipated to be opened during the second quarter of 1997 in East Chicago, Indiana, will have larger and, prior to the delivery of the Permanent Vessel, more modern casino vessels. In addition, many of such competitors will have greater gaming industry management experience and financial resources. The Company believes that its ability to compete successfully in the riverboat gaming industry will be primarily based on the quality and location of its gaming facilities, the effectiveness of its marketing efforts, and overall levels of customer service and satisfaction. These factors will become more important as competition in the casino gaming industry becomes more intense with the opening of additional casino operations.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 929 persons and the BHR Joint Venture employed approximately 512 persons. The Company and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union, which cover approximately 98 individuals employed by the Company and 231 individuals employed by the BHR Joint Venture in food and beverage service positions. The agreements are each for a term of five years. The Company is also currently engaged in discussions with The Seafarers International Union with respect to approximately 30 employees in the marine operations department.

     In recruiting personnel, the Company is obligated, under the terms of an agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of fifty-two percent women, seventy percent from racially ethnic minority groups, sixty-seven percent residents of the City of Gary and ninety percent residents of Lake County, Indiana.

SEASONALITY

     The Company's financial results were adversely affected during the winter months. Because of the climate in the Chicago metropolitan and northern Indiana areas, the Company's operations are expected to be seasonal with stronger results expected during the period from May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

GOVERNMENTAL REGULATION

     The ownership and operation of the Majestic Star Casino is subject to regulation by the State of Indiana. The following is a summary of the applicable provisions of the Riverboat Gambling Act of the State of Indiana and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Riverboat Gambling Act and such other laws and regulations.

     In 1993, the State of Indiana passed the Riverboat Gambling Act which created the Indiana Gaming Commission (the "IGC"). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana and has been authorized to award up to eleven gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in Southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana.

     Referenda required by the Riverboat Gambling Act to authorize the five licenses to be issued for counties continguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond and East Chicago (in addition to Gary) in Lake County, Indiana, and for Michigan City in LaPorte County, to the east of Lake County.

     The IGC has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (i) investigate all applicants for riverboat gaming licenses, (ii) select licensees from competing applicants, (iii) establish fees for licenses and (iv) prescribe all forms used by applicants. The IGC is authorized to adopt rules for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The IGC may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing, for any act in violation of the Riverboat Gambling Act or for any other fraudulent act.

     The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding a five percent or more direct or indirect beneficial interest in an applicant.

     In determining whether to grant an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A person holding an owner's gaming license issued by the IGC may not own more than a ten percent interest in another such license. An owner's license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right pursuant to the Riverboat Gambling Act. On June 3, 1996 the Majestic Star Casino obtained a gaming license from the IGC.

     Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins. Each riverboat gaming excursion is limited to a maximum duration of four hours unless a longer excursion is expressly approved by the IGC.

     Effective November 1996, riverboat casinos operating on Lake Michigan were granted an exemption to the Johnson Act, a federal statute, which prohibited casino gambling on federal waterways. Prior to this time the riverboat casinos operating on Lake Michigan, including the Majestic Star Casino, remained dockside and simulated cruising. No gaming may be conducted while the boat is docked except (i) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (ii) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water ,(iii) if either the vessel or the docking facility is undergoing mechanical or structural repair, (iv) if water traffic conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, or (v) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise.

     An Indiana admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon each license owner. Recently, legislation has been introduced that would increase the admission tax from $3.00 for each person admitted to $4.00 per person. The Company at this time is unable to predict whether this or any other legislation introduced in Indiana will be enacted. If the legislation is enacted to increase the admission tax, the effect of such an increase could have a material impact on the results of operations or financial condition of the Company. An additional twenty percent tax is imposed on the "adjusted gross receipts" received from gaming operations, which is defined under the Riverboat Gambling Act as the total of all cash and property (including checks received by the licensee whether or not collected) received, less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed two percent). The gaming license owner must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Indiana laws also permit the imposition of real property taxes on Indiana riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

     The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

     The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. Any person issued a gaming owner's license must establish goals of expending at least ten percent of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and five percent of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The IGC may suspend, limit or revoke a gaming owner's license or impose a fine for failure to comply with these statutory requirements.

ITEM 2. PROPERTIES

     The Company operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. Buffington Harbor is located at the interchange of US 12 and Indiana State Highway 912, a divided freeway which connects Interstate Highways 90 and 80/94.

     The Majestic Star Casino operates at and from the Gaming Complex, which was developed, and is owned and operated, by the BHR Joint Venture. The Gaming Complex is situated on an approximately one-hundred acre site containing approximately 3,000 surface parking spaces and includes a 90,000 square foot land based Pavilion which contains, in its common areas, a 352 seat buffet, a 110 seat steakhouse, two cocktail lounges, a gift shop, a ticketing area for each casino and administrative offices.

     The Chartered Vessel currently contains approximately 26,000 square feet of gaming space on four levels, with approximately 932 slot machines and 50 table games. The Majestic Star Casino is certified to accommodate 1,700 passengers and 200 employees and crew members and also contains food, beverage and bar facilities. The casino area of the Chartered Vessel contains a large two-story atrium which, with the casino's conveniently placed elevators and stairwells, encourages traffic flow to other levels of the casino.

     In October 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Permanent Vessel is anticipated to contain approximately 43,000 square feet of casino space on three decks, 1,600 slot machines and 71 table games. The Permanent Vessel will feature an atrium, and will have escalators in addition to elevators and stair towers to move passengers more freely between the various levels. After the Permanent Vessel is placed in service, the Company believes that its facility will meet its operating needs for the foreseeable future.

     The Permanent Vessel construction project entails significant construction risks, including possible shortages of materials or skilled labor, unforeseen engineering problems, work stoppages, fire or other natural disasters, construction scheduling problems, and weather interference, any of which, if they occurred, could delay construction and/or delivery of the Permanent Vessel. Such delay, if extensive, would have an adverse effect on the Company's results of operations.

ITEM 3. LEGAL PROCEEDINGS

     On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against the joint venture partner and certain of its affiliates, the Company and certain of its affiliates, the IGC, the City of Gary and the Mayor of the City of Gary and certain other parties affiliated with the City of Gary. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the joint venture partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City of Gary with the right to acquire a 15% equity interest in their respective projects.
Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the joint venture partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting his original dismissal to only matters regarding the injunctive relief. The Company is taking steps to set aside and/or appeal such decision. The Company believes that this lawsuit is without merits; however, at the present time, the Company cannot predict the outcome of this matter and the effect, if any, of a judicial decision adverse to the Company.

     On March 5, 1997, three individuals filed a lawsuit in Lake Circuit
Court, Crown Point, Lake County, Indiana, naming Don H. Barden and the Company as defendants. The suit alleges that the defendants failed to enter into an agreement to sell five percent of the Company to the plaintiffs. The plaintiffs are requesting unspecified damages and attorneys' fees. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

     The Company is not a party to any additional lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a privately owned Indiana limited liability company and, as such, there is no public market for the registrant's equity securities.

     The Company has not paid any cash dividends to its members. The ability of the Company to pay dividends is restricted by the Indenture (the "Indenture") dated May 22, 1996 by and between the Company and IBJ Schroder, as Trustee, which governs the Company's 12.75% Senior Secured Notes due 2003, with contingent interest (the "Senior Secured Notes").

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                                   (IN THOUSANDS)
                                   ----------------------------------------

                                                          DECEMBER 8, 1993
                                                        (DATE OF INCEPTION) TO
                                         DECEMBER 31,        DECEMBER 31,
                                                1996                1995

    STATEMENT OF OPERATIONS DATA:
       Net Operating Revenues (1)          $ 54,221             $    --
       Pre-opening costs                      4,587                  --
       Loss from Operations                     (48)                 --
       Interest Expense, Net                  6,399             $   249
       Net Income (Loss)                     (8,887)                249
       Ratio of Earnings to Fixed
         Charges                               --(3)                 --

    OTHER DATA
     Adjusted EBITDA: (2)                    10,738                  --

   BALANCE  SHEET DATA:
        Cash and Cash Equivalents          $  8,936             $ 8,446
        Restricted Cash                      51,689                  --
        Investment in BHR, Net               44,947              21,823
        Total Assets                        142,384              35,128
        Current Liabilities                   8,141                 120
        Long-Term Debt                      118,880                  --
        Total Liabilities                   127,021                 120
        Members' Equity                      15,363              35,009

-------------------
     1. The Majestic Star Casino commenced operations in June 1996.
     2. Adjusted EBITDA, or "earnings before interest, income taxes, depreciation, amortization and chartered vessel lease payments," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations
       (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Adjusted EBITDA for 1996 excludes preopening expenses of Majestic Star Casino of $4,586,879.
     3. The ratio is less than one-to-one coverage. The Company's earnings are inadequate to cover fixed charges and the amount of coverage deficiency is $9,099,604.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions regarding proposed developments and operations of the Company included in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include the construction and placing in service of the Permanent Vessel during the fourth quarter of 1997, resolution of the need for a new harbor and the Company's ability to fund planned developments and service its debt with currently available cash, marketable securities and cash flow from operations. These risks and uncertainties could significantly and adversely affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statement made herein.

     The following discussions should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements, including the notes thereto, appearing elsewhere herein.

RESULTS OF OPERATIONS

     The Company commenced operations in June 1996, and accordingly has a limited operating history and no comparable fiscal year of operations. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the fiscal year ended December 31, 1996. Management believes that it is too early to determine whether the results of operations for fiscal year 1996 provide any discernible trends; however, the Company expects intense competition in the Northern Illinois/Indiana market to continue with the anticipated opening of two additional riverboat casinos during 1997.

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

Fiscal 1996

     Operations for the year ended December 31, 1996 reflect the operation of the riverboat casino for 205 days during 1996. Prior to commencing operations in June 1996, the Company was in the development stage and capitalized costs associated with obtaining the license to operate a riverboat casino at the Gaming Complex. The capitalized costs consist primarily of development obligation payments, vessel design costs, financing and commitment fees, gaming application fees and other pre-opening costs. Pre-opening costs of $4,587,000 were charged to operations during 1996.

     The Company in 1996 generated net operating revenues of approximately $54,221,000. Casino revenues in 1996 totaled approximately $52,788,000, of which slot machines accounted for approximately $37,456,000 (71.0%) and table games accounted for approximately $15,332,000 (29.0%). The average number of slot machines operated in 1996 was approximately 924, with an average win per slot machine per day of $198. The average number of table games operated in 1996 was approximately 50, with an average win per table game per day of $1,496. The average win per state passenger count was approximately $32 and the average win per patron was approximately $53.

     Promotional allowances (complimentaries) included in the Company's 1996 gross food revenues were approximately $12,000. Promotional allowances provided to the Company's gaming patrons at facilities located in, and owned by the BHR Joint Venture, totaled approximately $288,000 and are characterized in the financial statements as an expense to the casino. The BHR Joint Venture invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

     Food and beverage revenue for 1996 totaled approximately $809,000 and other revenue, consisting primarily of commission income, totaled approximately $636,000.

     Casino expenses in 1996 totaled approximately $9,257,000 or 17.1% of net revenues.

     Gaming and admission taxes totaled approximately $15,538,000 in 1996. These taxes are based upon 20% of adjusted gross receipts, as defined by Indiana Gaming laws, and a head tax of $3 per passenger count based on 1,657,308 passengers, as determined by the Commission's regulations. An economic incentive of $1,586,000 was paid during 1996 to the City under an economic development agreement pursuant to which the Company pays 3% of adjusted gross receipts directly to the City.

     General and administrative expenses totaled approximately $12,289,000 of which approximately $4,026,000 represents berthing fees, $3,379,000 for marine operations and $994,000 for security and surveillance operations.

     Depreciation and amortization, net interest expense and other non-gaming expenses, for 1996 were approximately $5,320,000, $6,399,000 and $5,692,000.
The non-gaming expenses of $5,692,000, include $4,563,000 and $1,129,000, for marketing (advertising and promotion) and food and beverage operations, respectively. Net interest expense includes accrued but unpaid contingent interest of approximately $603,000.

     The Company's loss in 1996 on its investment in the BHR Joint Venture was approximately $2,440,000.

     As a result of the foregoing, the loss from operations in 1996 was approximately $48,000, including the charge to operations of $4,587,000 of pre-opening costs. The net loss was approximately $8,887,000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

     EBITDA is presented solely as a supplemental disclosure. EBITDA is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

     EBITDA (excluding pre-opening costs and the Chartered Vessel lease payments) for 1996 was approximately $10,738,000 and represented 19.8% of net revenues. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.

     Consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $12,057,000 during 1996 with $6,732,000 in the first semi-annual period and $5,325,000 in the second semi-annual period.

LIQUIDITY AND CAPITAL RESOURCES

     From December 8, 1993 (date of inception) through December 31, 1996, the principal expenditures were approximately as follows: $47 million invested in the BHR Joint Venture, $20 million expended on property (including construction in progress relating to the Permanent Vessel), equipment and leasehold interests, $5 million paid to the City of Gary, $4 million debt issuance costs, and $7 million incurred on pre-opening, licensing and organizational costs.
The BHR Joint Venture owns (or leases) and operates the berthing facility for the Company's casino vessel, the guest pavilion and associated infrastructure. Property, equipment and leasehold interests primarily consist of slot machines and associated equipment and leasehold improvements to the Chartered Vessel. The Company has entered into a contract for the construction of the Permanent Vessel and for the delivery of the vessel on September 27, 1997 at a fixed cost of $33,000,000. The Company estimates that design, engineering, and owner furnished materials will cost approximately $7,000,000, excluding additional gaming related equipment. The cost of additional gaming equipment expenditures is currently estimated to range between $9 million and $10 million and is subject to the final configuration of the casino. It is anticipated that these additional gaming related equipment expenditures will be funded through available cash flow from the casino's future operations and certain equipment (vendor provided) financing. As of December 31, 1996, approximately $9 million has been expended on the design and construction of the Permanent Vessel.

     As discussed below, the Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans.

     For the year ended December 31, 1996, net cash provided by operations totaled approximately $2.9 million.

     Net capital contributions through December 31, 1996 were approximately $24 million, compared to approximately $35 million through December 31, 1995. This reduction was due to the Company's reassessment of its capital structure, which resulted in the conversion of approximately of $11 of members' capital contributions into a note payable to Barden Development, Inc. ("BDI"), a member and the manager of the Company.

     At December 31, 1996, loans included $105 million of Senior Secured Notes, approximately $11 million borrowed from BDI and approximately $5 million of equipment financing. At December 31, 1996, approximately $52 million of the proceeds and interest earned thereon from the Senior Secured Notes were held in escrow for future cash requirements of the Company and were allocated as follows: $34 million for the Permanent Vessel, $7 million as an interest reserve, and $11 million designated to repay the loan due to BDI. The portion designated for the repayment of the loan due to BDI cannot be paid to BDI until certain conditions, primarily the completion of the Permanent Vessel, are met. Until repaid, these funds are available, subject to certain limitations and qualifications, to the Company for completion of the Permanent Vessel.

     The Senior Secured Notes mature on May 15, 2003. The Senior Secured Notes are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

     The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on November 15, 1996 was deferred, as allowed under the terms of the Indenture. As of December 31, 1996, the Company had accrued contingent interest of approximately $603,000. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

     The Indenture contains financial and other covenants, which, among other things, limits the Company's ability to (1) the issue indebtedness, (2) make investments, (3) make distributions and equity repurchases, (4) enter into merger, consolidation and asset sale transactions, (5) create liens and (6) enter into transactions with affiliates. These restrictions are subject to a number of qualifications and exceptions as described in the Indenture.

     If the Company is determined to be in default under the Indenture, any portion of the proceeds from the Senior Secured Notes held in escrow may no longer be available to the Company and the Senior Secured Notes may be accelerated. Either event could materially adversely affect the Company.

     The Company, pursuant to the Indenture, completed in November 1996, an offer to exchange a new issue of Senior Secured Notes for all outstanding 12.75% Senior Secured Notes due 2003, with Contingent Interest. These new notes have the same terms and conditions as the Senior Secured Notes.

     Under the terms of the lease relating to the harbor on which the Chartered Vessel is docked, the BHR Joint Venture may be required within one year to construct a new harbor, berthing and guest facilities for the Company's casino vessel. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

     Under the terms of its development agreement with the City, the Company is committed to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. Through December 31, 1996, the Company has met or accrued a significant portion of these commitments including: $47 million investment in BHR, $20 million as the agreed to value of the Chartered Vessel, $5 million of economic development obligation payments to the City, $20 million of gaming equipment and other property, and other expenditures of $7 million prior to opening. The two principal components of the remaining commitment are a follows: (1) $10 million for off-site development in the City and (2) $12 million (a substantial portion of which was expended as of December 31, 1996, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations and/or to the Gaming Complex.

     The Company anticipates that additional capital contributions to the BHR Joint Venture, currently estimated not to exceed $1 million, may be required for the BHR Joint Venture facilities. The Company and its joint venture partner are also reviewing the feasibility of purchasing additional property and of constructing a covered parking facility at the Gaming Complex. The cost of the property and designing and constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from working capital, from operations and/or from the funds designated for the repayment of the note due to BDI.

     The Company currently operates on a Chartered Vessel until the Permanent Vessel, to be owned by the Company, is delivered and placed into service in late 1997. Upon the expiration of the Charter, the Chartered Vessel is to be redelivered afloat at the Company's sole cost and expense to the owner of the Chartered Vessel. The Company must pay the cost of any repairs which are necessary in order to bring the Chartered Vessel into the condition required on redelivery under the Charter. The cost of these additional expenditures is undetermined at this time.

     Management anticipates that income from operations for the Company for the first and second quarters of 1997 may be lower than those for the third and fourth quarters of

1996. The principal factors for the anticipated decline may be attributable to adverse weather conditions in early 1997 as well as the anticipated opening of an additional riverboat casino during the second quarter of 1997. The Company expects to complete the outfitting of, and to place, the Permanent Vessel in service during the fourth quarter of 1997. The Company has committed under the terms of its Senior Secured Notes to replace the Chartered Vessel with the Permanent Vessel no later than June 30, 1998. Failure to place the Permanent Vessel into service on time and on budget would adversely affect anticipated 1997 results of operations.

     Based upon the Company's anticipated future operations, management believes that available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes, will be adequate to meet the Company's anticipated future requirements for working capital, funding the Company's portion of expenses associated with the BHR Joint Venture, the remaining development obligations to the City, capital expenditures, including the additional gaming equipment required for the Permanent Vessel, and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for fiscal 1997. No assurance can be given, however, that operating cash flow will be sufficient for such purposes. The Company intends to establish working capital reserves to provide for anticipated short-term liquidity needs. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1996:


                               EXECUTIVE OFFICERS


           Name               Age        Position(s) Held
           ----------------   ---        ----------------------------

           Don H. Barden      53   Chairman, President, and CEO
           Thomas C. Bonner   44   Executive Vice President
           Paul W. Sykes      45   Vice President and Chief Operating
                                   Officer
           Michael E. Kelly   35   Vice President and Chief Financial
                                   Officer


     DON H. BARDEN is the Chairman, President, CEO of the Company and is employed by the Company, with responsibility for key policy making functions. Since 1981, Mr. Barden has also been the President and Chief Executive Officer of a group of companies which are wholly-owned by Mr. Barden and which operate in the real estate development, broadcast, and entertainment industries. Over the past 25 years, Mr. Barden has successfully established and developed a number of enterprises in the real estate, cable television and media industries.

     THOMAS C. BONNER is the Executive Vice President of the Manager and the Company and has been employed by the Company since December 1995, with primary responsibility for the overall operations of the Company. From March 1995 to December 1995, Mr. Bonner was President and Chief Executive Officer of Showboat Indiana, Inc.. From November 1993 to March 1995, Mr. Bonner was Vice President of Project Development for Showboat Development Company and from October 1984 to November 1993, Mr. Bonner was Vice President and General Counsel to Atlantic City Showboat, Inc.

     PAUL W. SYKES is the Vice President of the Manager, General Manager and Chief Operating Officer of the Company since December 1995 and is employed by the Company. Mr. Sykes has responsibility for management of gaming operations and related activities of the Company. From February 1995 to December 1995, Mr. Sykes was Vice President-Operations of Showboat Indiana, Inc. with primary responsibility for pre-opening activities relating to casino gambling, credit, food and beverage, property and security operations. From December 1993 to January 1995, Mr. Sykes was Vice President - Project Development where he was responsible for identification and evaluation of new markets and related legislative matters. From November 1991 to

November 1993, Mr. Sykes was Vice President of Casino Marketing of Showboat Atlantic City, where he was responsible for the direct mail, player development, special events and complimentary services. Prior to 1991, Mr. Sykes served as Vice President of Customer Development for Trump's Taj Mahal.

     MICHAEL E. KELLY joined the management team in April 1996 as Vice President and Chief Financial Officer of the Manager, with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly is also employed by the Company. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgeralds Gaming Corporation including Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgeralds Tunica where he was responsible for operations, finance, regulatory affairs, legal and strategic planning and involved in the design and development of a new dockside gaming facility in Robinsonville, Mississippi. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates, with responsibility for finance, legal, regulatory affairs and administration. Mr. Kelly also participated in the design and development of riverboat casino operations at Joliet, Illinois, and Hammond, Indiana, while employed by the Empress River Casino Corporation. From 1982 to 1991, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, and the Fitzgeralds Group in Reno and Las Vegas, Nevada.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned for services performed for the Company during the two fiscal years in the period ended December 31, 1996 by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION(1)
                           --------------------------

                                                                 ALL OTHER
                          FISCAL                                COMPENSATION
 NAME & POSITION          YEAR    SALARY($)    BONUS($)             ($)(2)
------------------------  ------  ----------   --------         -------------

Don H. Barden(3)          1996      180,865       -                     -
President & Chief         1995        -           -                     -
Executive Officer

Thomas C. Bonner(4)       1996      198,086    169,500              12,919
Executive Vice President  1995        7,635       -                     -

Paul W. Sykes(5)          1996      174,580     99,500               6,859
Vice President & COO      1995        6,731       -                     -

Michael E. Kelly(6)       1996      117,586       -                 42,341
Vice President & CFO      1995        -           -                     -

    ----------------------
     1. The incremental cost to the Company of providing perquisites and other personal benefits during the past two fiscal years did not exceed, as to any "Named Executive Officer", the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.
     2. Amounts represent contractual payments under individual employment agreements. In fiscal 1996, the Company paid $8,050 and $5,403, respectively, to Messers Bonner, and Sykes in lieu of not having established a 401(K) Plan. Messers Bonner and Sykes also were reimbursed $4,869 and $1,456 respectively, for non-deductible medical plan expenditures. Mr. Kelly received $18,341 for reimbursable relocation expenses and $24,000 for non-vested stock options from a previous employer.
     3.  Mr. Barden became a paid employee of the Company in April 1996.
     4. Mr. Bonner joined the Company as Executive Vice President in December 1995. Mr. Bonner's 1996 contractual bonus and other payments aggregating $169,500 were voluntarily deferred until calendar year 1997.
     5.  Mr. Sykes joined the Company as Vice President and COO in December
         1995.
     6.  Mr. Kelly joined the Company as Vice President and CFO in April 1996.

Employment Agreements

     Mr. Barden serves as Chairman and President of the Manager and will receive annual compensation of $275,000 as an employee of the Company, pursuant to a letter agreement dated as of April 25, 1996.

     Mr. Bonner serves as Executive Vice President of Gaming Operations pursuant to an employment agreement with the Company, effective as of December 4, 1995. Under the terms of his employment agreement, Mr. Bonner will receive base compensation of $348,700 per year and housing, car and meal allowances aggregating $19,300 per year. Mr. Bonner can also earn incentive compensation based on his performance and the performance of the Company. The employment agreement is for a term of three years unless earlier terminated because of Mr. Bonner's death, permanent disability, inability to obtain or maintain the licenses required for the performance of his duties, or "for cause" (as defined therein). The employment agreement also includes a non-competition provision which generally provides that during the term of the employment agreement and for 18 months thereafter, Mr. Bonner cannot directly or indirectly recruit or solicit the Company's employees to work for another company or to compete with the Company in specified portions of Illinois and Indiana (the "Non-Competition Provision").

     Mr. Sykes has entered into an employment agreement with the Company, effective as of December 4, 1995, pursuant to which he has agreed to serve as Vice President and General Manager of Operations for a three year term. Mr. Sykes will receive base compensation of $247,000 per year and can also earn incentive compensation based upon his performance and the performance of the Company. Mr. Sykes' employment agreement contains terms substantially similar to that of Mr. Bonner's, including the Non-Competition Provision.

     Mr. Kelly services as Vice President and Chief Financial Officer pursuant to a two-year employment agreement with the Company, effective as of April 22, 1996. Mr. Kelly will receive base compensation of $225,000 per year and can also earn annual incentive compensation based on his performance and the performance of the Company. Mr. Kelly's employment agreement contains other terms substantially similar to that of Mr. Bonner's, including a Non-Competition Provision with a duration of 12 months.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 15, 1997, with regard to the beneficial ownership of the membership interests in the Company.


Name and Address of
Beneficial Owner                    % Ownership
----------------------------------  -----------
Don H. Barden (1)                   100.0%
400 Renaissance Center, Suite 2400
Detroit, Michigan  48243

(1) includes the membership interests in the Company beneficially owned directly by BDI and indirectly by BDI and Barden Management, Inc. ("BMI") through Gary Riverboat Gaming, LLC ("GRG"). Mr. Barden is the beneficial owner of 100% of BDI, BMI and GRG.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note to and Advances from Principal Member

     By December 31, 1995, the Company had been capitalized by its members with $35.0 million, including interest earned thereon, of capital contributions. Effective March 31, 1996, $10.8 million of the contributions of BDI was reclassified as indebtedness payable to BDI, evidenced by the Note to Principal Member. The Note to Principal Member is a non-transferable and subordinated note which bears interest at a rate equal to the applicable short-term federal rate, as set forth in Section 1274(d) of the Internal Revenue Code, adjusted on the first day of each month that the Note to Principal Member is outstanding.

     The net proceeds from the Senior Note Offering that have been designated to repay the Note to Principal Member have been deposited in a completion reserve account and $5.0 million may be released upon satisfaction of certain conditions. Any funds remaining in the completion reserve account will be disbursed to repay the Note to Principal member upon delivery of the Permanent Vessel to the Company.

     BDI loaned the Company additional amounts required to fund the ongoing costs of completing the Majestic Star Casino and the Gaming Complex pursuant to an additional promissory note. Such note aggregating $18,097,299 in principal amount, was repaid with interest at 5% per annum at the Closing from the proceeds of the offering of the Senior Secured Notes on May 22, 1996.

IGC Bond

     On May 20, 1996, the IGC agreed to accept a $12.5 million surety bond (the "Bond") issued by United States Fidelity and Guaranty Company ("USF&G") in place of a previously issued letter of credit, which was canceled on May 21, 1996 by NBD Bank, N.A. (Indiana) (the "Bank"), thereby releasing Don H. Barden's pledge of $12.9 million of cash equivalents. However, to support the Company's obligations to USF&G should there be a draft against the Bond, the Company obtained on May 15, 1996 a $3.5 million letter of credit from the Bank to benefit USF&G. Don H. Barden guaranteed the Company's obligations to USF&G under the Bond and to the Bank under the $3.5 million letter of credit. To secure the guaranty to the Bank, Mr. Barden pledged $3.6 million of cash equivalents.

Reimbursement of Expenses to Manager

     Pursuant to the terms of the Operating Agreement, the Manager receives no compensation for its management of the Company, but is reimbursed for all reasonable out-of-pocket expenses related therewith.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press release and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: risks associated with the development and construction of the Permanent Vessel; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; adverse
                                       22
results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements of the Company. The following financial statements are attached:


      Report of Independent Accountants,                      F-1
      Balance Sheets as of December 31, 1996 and 1995         F-2
      Statements of Income for the year ended                 F-3
      December 31, 1996 and for the period December 8, 1995
      (date of inception) to December 31, 1995
      Statements of Members' Equity for the year ended        F-4
      December 31, 1996 and for the period December 8, 1995
      (date of inception) to December 31, 1995
      Statements of Cash Flows for the year ended             F-5
      December 31, 1996 and for the period December 8, 1995
      (date of inception) to December 8, 1995
      Notes to the Financial Statements.                      F-6

   2. Financial Statement Schedule for the year ended
      December 31, 1996
      Report of Independent Accountants                       F-17
      Schedule II - Valuation and Qualifying Accounts         F-18

   3. Financial Statements of the BHR Joint Venture. The following financial statements are attached:


      Report of Independent Accountants,                      F-19
      Balance Sheets at December 31, 1996 and 1995            F-20
      Statements of Operations for the year ended             F-21
      December 31, 1996 and for the period September 27,
      1995 to December 31, 1995
      Statements of Members' Capital for the year ended       F-22
      December 31, 1996 and for the period September 27,
      1995 to December 31, 1995
      Statements of Cash Flows for the year ended             F-23
      December 31, 1996 and for the period September 27,
      1995 to December 8, 1995
      Notes to the Financial Statements.                      F-24


   4. Exhibits  Refer to (c) below

(b)   Report on Form 8-K. None

(c) Exhibits.  Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Members of
The Majestic Star Casino, LLC:

We have audited the accompanying balance sheets of The Majestic Star Casino, LLC (the "Company") as of December 31, 1996 and 1995 and the related statements of income, changes in members' equity, and cash flows for the year ended December 31, 1996 and for the period December 8, 1993 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations, members' equity and cash flows for the year ended December 31, 1996 and for the period December 8, 1993 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

Coopers & Lybrand, L.L.P.

Chicago, Illinois
March 28, 1997

                        THE MAJESTIC STAR CASINO, LLC
                               BALANCE SHEETS
                      AS OF DECEMBER 31, 1996 AND 1995


                                                                                                     1996               1995
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                                                                  $  8,935,999          $ 8,446,389
    Accounts receivable, less allowance for doubtful accounts of $190,000                           557,816                    -
    Inventories                                                                                      24,651                    -
    Prepaid expenses                                                                              1,169,868                    -
                                                                                               ------------          -----------

    Total current assets                                                                         10,688,334            8,446,389

  Property, equipment, and vessel improvements, net                                              24,124,802               74,846
  Organizational costs, less accumulated amortization of $ 15,772 and $ -0-,
    respectively                                                                                    125,469              141,241
  Deferred financing costs, less accumulated amortization of $ 357,640                            3,757,667                    -
  Deferred costs, less accumulated amortization of $ 2,131,166 and $ -0-, respectively            5,023,767            4,392,729
  Investment in Buffington Harbor Riverboats, L.L.C.                                             44,946,852           21,823,018
  Other assets and deposits                                                                       2,028,260              250,000
  Restricted cash                                                                                51,688,854                    -
                                                                                               ------------          -----------

    Total Assets                                                                               $142,384,005          $35,128,223
                                                                                               ============          ===========

LIABILITIES AND MEMBERS' EQUITY

  Current Liabilities:
    Current maturities of long-term debt                                                         $2,211,599          $         -
    Accounts payable                                                                                544,154              119,573
    Accrued liabilities:
      Payroll and related                                                                           593,492                    -
      Interest                                                                                    2,468,698                    -
      Other accrued liabilities                                                                   1,496,758                    -
      Due to joint venture                                                                          826,512
                                                                                               ------------          -----------

      Total current liabilities                                                                   8,141,213              119,573

  Long-term debt, net of current maturities                                                     108,120,746                    -
  Note to member                                                                                 10,759,355
  Commitments                                                                                             -                    -

                                                                                               ------------          -----------
      Total Liabilities                                                                         127,021,314              119,573
                                                                                               ------------          -----------

  Members' Equity:
    Members' contributions                                                                       24,000,000           34,759,355
    Retained earnings (Accumulated deficit)                                                      (8,637,309)             249,295
                                                                                               ------------          -----------
      Total members' equity                                                                      15,362,691           35,008,650
                                                                                               ------------          -----------
      Total Liabilities and Members' Equity                                                    $142,384,005          $35,128,223
                                                                                               ============          ===========

   The accompanying notes are an integral part of the financial statements.

                        THE MAJESTIC STAR CASINO, LLC
                             STATEMENTS OF INCOME

           FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995


                                                                                                   FOR THE PERIOD
                                                                            FOR THE               DECEMBER 8, 1993
                                                                          YEAR ENDED             (DATE OF INCEPTION)
                                                                        DECEMBER 31, 1996         TO DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------------------------
REVENUES
    Casino                                                                  $52,788,009
    Food and beverage                                                           808,567
    Other                                                                       636,071

                                                                          -------------
Gross Revenues                                                               54,232,647
                                                                          -------------
    less promotional allowances                                                 (12,088)
Net Revenues                                                                 54,220,559
                                                                          -------------

COSTS AND EXPENSES
    Casino                                                                    9,256,597
    Gaming and admission taxes                                               15,537,905
    Food and beverage                                                         1,128,868
    Advertising and promotion                                                 4,563,096
    General and administrative                                               12,289,291
    Economic incentive - City of Gary                                         1,586,351
    Depreciation & amortization                                               5,319,682
    Pre-opening costs                                                         4,586,879
                                                                          -------------
        Total costs and expenses                                             54,268,669
                                                                          -------------

    Operating income (loss)                                                     (48,110)
                                                                          -------------

    Other income (expense)
      Loss on investment in Buffington Harbor Riverboats, L.L.C.             (2,439,581)
      Interest income                                                         2,198,929                $249,295
      Interest expense                                                       (8,246,565)
      Interest expense to affiliate                                            (351,277)
                                                                          -------------             -----------
      Total other income (expense)                                           (8,838,494)                249,295
                                                                          -------------             -----------

NET INCOME (LOSS)                                                         $  (8,886,604)            $   249,295
                                                                          =============             ===========


   The accompanying notes are an integral part of the financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY

            FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995


--------------------------------------------------------------------------------

                                                                                  RETAINED
                                                                                  EARNINGS          TOTAL
                                                                   CAPITAL      (ACCUMULATED       MEMBERS'
                                                                CONTRIBUTIONS     DEFICIT)          EQUITY
                                                                -------------   -------------    -----------
Balance, December 8, 1993
     Members' contributions                                      $ 32,547,090            -       $32,547,090
     Non-cash contributions                                         2,212,265            -         2,212,265
     Net income                                                           -      $   249,295         249,295
                                                                -------------   -------------    -----------

Balance, December 31, 1995                                         34,759,355        249,295      35,008,650

     Conversion of capital contribution to debt                   (10,759,355)           -       (10,759,355)
     Net  loss                                                            -       (8,886,604)     (8,886,604)
                                                                -------------   -------------    -----------

Balance, December 31, 1996                                       $ 24,000,000    $(8,637,309)    $15,362,691
                                                                =============   =============    ===========






   The accompanying notes are an integral part of the financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                            STATEMENTS OF CASH FLOWS
            FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD
           DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995



                                                                                                               FOR THE PERIOD
                                                                                          FOR THE              DECEMBER 8, 1993
                                                                                        YEAR ENDED            (DATE OF INCEPTION)
                                                                                     DECEMBER 31, 1996      TO DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                                                      ($8,886,604)               $249,295
Adjustment to reconcile net income to net cash provided by operating activities
    Depreciation                                                                         2,815,104
    Amortization                                                                         2,504,578
    Deferred expenses                                                                      234,796              (2,585,863)
    Organizational costs                                                                                          (141,241)
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                           2,439,581
    Increase in accounts receivable, net                                                  (557,816)
    Increase in inventories                                                                (24,651)
    Increase in prepaid expenses                                                        (1,169,868)
    Increase in other assets                                                              (310,722)               (250,000)
    Increase in accounts payable                                                           424,581                 119,573
    Increase in accrued payroll and other expenses                                         593,492
    Increase in accrued interest                                                         2,468,698
    Increase in other accrued liabilities                                                2,323,270
                                                                                     -------------------------------------

Net cash provided by (used in) operating activities                                     $2,854,439             ($2,608,236)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and leasehold interest                          (20,241,855)                (74,846)
    Licensing and local initiative expenditures                                         (2,747,000)
    Increase in Chartered Vessel deposit                                                (1,717,538)
    Investment in Buffington Harbor Riverboats, L.L.C.                                 (25,563,415)            (21,417,619)
    Increase in restricted cash                                                        (51,688,854)
                                                                                     -------------------------------------
Net cash used in investing activities                                                  (101,958,662)            (21,492,465)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of loan from Member                                                        18,097,299              32,547,090
    Proceeds from issuance of 12.75%  Senior Secured Notes -                           105,000,000
    Repayment of short term loan debt                                                  (18,097,299)
    Cash paid to reduce long-term debt                                                  (1,290,860)
    Payment of Senior Secured Notes issuance costs                                      (4,115,307)
                                                                                     -------------------------------------
Net cash provided by financing activities                                               99,593,833              32,547,090

Net increase in cash and cash equivalents                                                  489,610               8,446,389

Cash and cash equivalents, beginning of year                                             8,446,389                     -
                                                                                     -------------------------------------

Cash and cash equivalents, end of year                                                  $8,935,999             $ 8,446,389
                                                                                     =====================================


SUPPLEMENTAL NONCASH FINANCING ACTIVITIES INCLUDE THE FOLLOWING:
    On March 31, 1996, contributions totaling $10,759,355 were converted from
      Members' Equity to Long-term debt.
    During 1996, the Company obtained financing of $6,623,205 for gaming equipment and paid interest of $382,231.
    During 1995, deferred expenses of $918,286 were paid by a former member on behalf of the Company and $888,580 were contributed to the Company by a current member.
    In 1995, the Investment in Buffington Harbor Riverboats, L.L.C. of $87,167 was paid by a former member on behalf of the Company and $318,232 was contributed to the Company by a current member.


   The accompanying notes are an integral part of the financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

      The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana in June 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. At December 31, 1996 and 1995, the Company had bank deposits in excess of federally insured limits by approximately $4,907,000 and $8,346,000, respectively.

      INVENTORIES - are stated at the lower of cost or market, cost being determined principally on a first in, first out basis. The estimated cost of normal operating quantities (base stock) of uniforms has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying balance sheets include $310,722 of base stock inventories at December 31, 1996.

      PROPERTY AND EQUIPMENT - are stated at cost. Depreciation and amortization are computed utilizing the straight line method over the estimated useful lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposals are recognized when incurred.

      CAPITALIZED INTEREST - The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

   For the period ended December 31, 1996, interest expense capitalized for the construction of a new riverboat casino (the "Permanent Vessel") to replace a leased vessel amounted to approximately $213,000.

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

   DEFERRED COSTS - include development obligation payments to the City and licensing costs. Such payments and costs, which represent direct costs associated with the development of the riverboat casino, were deferred until operations commenced in June 1996, and are currently being amortized over five years, the life of the gaming license. At December 31, 1995, deferred costs also included pre-opening costs which were charged to operations during 1996.

   RESTRICTED CASH - at December 31, 1996 represents cash and investments of approximately $51,689,000 to fund future cash requirements of the Company as required by the Indenture discussed in Note 10. The funds are invested primarily in securities of the U.S. government and its agencies, with original maturities less than 180 days and are held in collateral accounts pursuant to disbursement agreements of the Senior Secured Notes.

   CASINO REVENUE - is the net win from gaming activities, which is the difference between gaming wins and losses.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

     PROMOTIONAL ALLOWANCES - operating revenues include the retail value of food provided to customers without charge; corresponding charges have been deducted from revenue in the accompanying statements of income as promotional allowances in the determination of net operating revenues. The estimated costs of providing the complimentary services are charged to the casino department and are as follows:


                                     1996           1995

                        Food        $13,026        - 0 -

     FEDERAL INCOME TAXES - the Company has elected status as an LLC under the Internal Revenue Code. Under this election, income of the Company is taxed directly to the members and, accordingly, there is no provision for federal income taxes.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - the Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value because of the short term maturity of those instruments. The Company estimates the fair value of its long-term debt and notes payable approximates their carrying value based on quotations received from investment bankers or because interest rates on the debt approximate market rates.

     USE OF ESTIMATES - the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

3. CERTIFICATE OF SUITABILITY:

   On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates (the "Certificate") for a riverboat owner's license for a riverboat casino to be docked in the City. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five year riverboat owner's license on June 3, 1996.

   The second certificate was issued to Trump Indiana, Inc. ("Trump"). The Company and Trump have committed to a joint development and operation of a docking location from which the entities are conducting their respective riverboat gaming operations in the City.

4. CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION:

   On September 7, 1995, the Company and the City entered into an agreement for the purpose of summarizing procedures regarding the acquisition of a certain parcel of land in accordance with the Certificate. The Company paid the City $250,000 under the terms of this agreement.

   On September 29, 1995, the Company, Trump and the City entered into an agreement. In accordance with this agreement, the Company paid the City $5,000,000. As of December 31, 1996, $5,250,000 of deferred costs represents the Company's development obligation to the City, which is being amortized over 5 years, the life of the gaming license.

   As of March 26, 1996, the City and the Company entered into a development agreement which supersedes the September 7, 1995 agreement between the City and the Company. The development agreement ("Development Agreement") requires the Company, among other things, (1) to invest $116 million in various on-site improvements over the next five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gaming Act and (3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12 million.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

5. PROPERTY, EQUIPMENT AND VESSEL IMPROVEMENTS:

   Property and equipment at December 31, 1996 and 1995 consist of the following:


                                                              Estimated
                                                              Service
                                                                Life
                                   1996              1995      (Years)


Buildings and improvements     $    28,789           -             5
Vessel improvements              5,051,258           -             2
Furniture, fixtures and
 equipment                      13,211,824           -             5
                                -----------       --------
                                18,291,871           -

Less accumulated depreciation
and amortization                 (2,815,104)
                               -------------      --------
                                 15,476,767
Construction in progress          8,648,035       $74,846
                               -------------      --------

Total                           $24,124,802       $74,846
                               ------------       --------


      Substantially all property and equipment are pledged as collateral on long-term debt. See Note 8.

6. INVESTMENT IN BUFFINGTON HARBOR RIVERBOAT, L.L.C.:

   On October 31, 1995, the Company and Trump entered into the First
   Amended and Restated Operating Agreement of Buffington Harbor Riverboat, L.L.C. ("BHR") for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and BHR share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage operations, which is allocated on a percentage of use by the casino customers of the Company and the joint venture partner.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

6. INVESTMENT IN BUFFINGTON HARBOR RIVERBOAT, L.L.C." - CONTINUED:

   The following represents selected financial information of BHR:


                                      December 31, 1996     December 31, 1995
                                      -----------------     -----------------

       BALANCE SHEET
       Cash and cash equivalents       $    68,380            $14,056,869
       Current Assets                    2,663,868             14,056,869
       Property, equipment and
       construction in progress, net    90,854,327             32,603,593
       Deferred pre-opening costs                -                571,440
       Other assets                         49,075
       Total assets                     93,567,270             47,231,902
       Current Liabilities               1,941,459              2,940,645
       Total liabilities                 3,655,768              3,512,085
       Members' Equity-
       Majestic Star Casino, LLC        44,946,852             21,823,018
       Total members' equity            89,911,502             43,719,817
       INCOME STATEMENT
       Gross revenue                    12,764,460                      -
       Operating income (loss)          (5,138,192)                     -
       Net income (loss)               $(4,935,145)           $    73,781


      Promotional allowances provided to the Company's gaming patrons at BHR facilities totaled approximately $288,000 in 1996, and are characterized in the Company's financial statements as an expense of the casino. BHR invoices the Company monthly for these promotional allowances at cost which approximates the retail value of the promotional allowances.

      At December 31, 1996 the Company's income statement reflects approximately $4,314,000 in vessel berthing fee's and promotional allowances payable to BHR of which $3,487,000 were paid in 1996.

7.    CHARTER AGREEMENT:

      On August 17, 1995, the Company entered into a Charter Agreement ("Agreement") with New Yorker Acquisition Corporation ("Owner") and President Casino, Inc. for the purpose of leasing the Owner's casino gaming vessel together, with all improvements, furniture, fixtures and equipment.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

7.   CHARTER AGREEMENT: - CONTINUED

     The Agreement became effective on May 3, 1996, and expires on May 3, 2001, subject to early termination options. Under the terms of the Agreement, the Company will pay the Owner $125,000 plus 5% use tax monthly for the first 24 months. The total amount of rent expense included in the Company's Statement of Income was approximately $879,000 for 1996. The monthly rate for the final three years will be negotiated based on market rates. The Company is responsible for certain refurbishing and expenses to operate the vessel during the charter and upon the return of the vessel to its owners.

     As required by the Agreement, the Company has placed a security deposit in escrow with a financial institution. As of December 31, 1996 and December 31, 1995, the amount in escrow including accrued interest was approximately $1.7 million and $250,000 respectively. The security deposit is refundable pursuant to the terms of the escrow agreement.

8.   LONG -TERM DEBT:

     There was no long-term debt at December 31, 1995. Long-term debt at December 31, 1996 is as follows:

                                                         1996
     Senior secured notes payable; collateralized
     by a first priority lien on substantially
     all of the assets of the Company, due
     in semi-annual installments of interest
     at 12.75% together with contingent
     interest payable on May 15 and
     November 15; with a final payment of
     principal and interest due on May 15, 2003.
     (See Note 10).                                  $105,000,000

     Contracts payable collateralized by gaming
     equipment; due in aggregate monthly
     installments of approximately $184,300
     plus interest, with varying maturity
     dates through April 1999.                          5,332,345

                                                     -------------
     Total long-term debt                             110,332,345
     Less current portion                              (2,211,599)
                                                     -------------

     Long-term portion                               $108,120,746
                                                     -------------

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

8. LONG - TERM DEBT: - CONTINUED

   The scheduled maturities of long-term debt are as follows:

   Year Ending
   December 31,
   1997                   $   2,211,599
   1998                       2,211,599
   1999                         909,147
   2000
   2001
   Thereafter               105,000,000
                           -------------
   Total                   $110,332,345

   Equipment Financing


    At December 31, 1996, approximately $5.3 million of equipment financing was outstanding of which $2.2 million represents current maturities of long-term debt. This debt, which carries a floating interest rate of 3% over prime (prime was 8.25% at December 31, 1996), is collateralized by certain gaming equipment and the remaining balance will be repaid in equal monthly principal payments of approximately $184,300.

9.  NOTE TO MEMBER

    At December 31, 1996, approximately $10.8 million was owed to a member of the Company. This note carries a floating interest rate equal to the applicable federal short term note, as set forth in Section 1274(d) of the Internal Revenue Code of 1986 (5.6% at December 31, 1996) and cannot be repaid, under the Indenture, until the completion of the Permanent Vessel. This note resulted from the conversion of members' Contributions into debt on March 31, 1996. There is no set term for the Note to member.

10. SENIOR SECURED NOTES:

    On May 22, 1996, the Company completed a private offering of $105,000,000 of Senior Secured Notes due May 15, 2003. These notes were exchanged in November, 1996 by the Senior Exchange Secured Notes, which are registered under the Securities Exchange Act of 1933., but which notes are otherwise substantially identical in all material respects to the privately placed notes.

    The Senior Secured Notes bear interest at a fixed rate of 12.75% per annum payable May 15 and November 15 of each year commencing November 15, 1996. Contingent

                        THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

10. SENIOR SECURED NOTES: - CONTINUED

    interest is payable on the Senior Secured Notes, on each such interest payment date, in an aggregate amount equal to 5.0% of the Company's Consolidated Cash Flow, as defined in the Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated May 22, 1996 (the "Indenture"), for the six month period ending on March 31 or September 30 (each, a "Semiannual Period") most recently completed prior to such interest payment date, based on maximum of $60.0 million of the Company's Consolidated Cash Flow during any two consecutive Semiannual Periods; provided that no contingent interest shall be payable with respect to any period prior to the first day of the operation of the Majestic Star Casino, as defined in the Indenture. Under certain circumstances, the Company, at its option, may defer payment of all or a portion of any installment of contingent interest. Contingent interest accrued as of December 31, 1996 was approximately $603,000. A portion of the proceeds from the Senior Secured Notes will be used to construct a new casino vessel to replace the Chartered Vessel. These amounts are characterized as Restricted Cash on the accompanying balance sheet as further discussed in Note 2.

    The Senior Secured Notes are collateralized by, among other things
    (i) a pledge of the Company's 50% membership interest in BHR, (ii) a collateral assignment of the Company's interest in the Berthing Agreement, (iii) a pledge of all funds in the collateral accounts into which the proceeds from the Senior Secured Notes were deposited pending their use and (iv) upon delivery of the Permanent Vessel to the Company, a duly perfected first preferred ship mortgage on such Permanent Vessel.

    The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

11. LETTER OF CREDIT/SURETY BOND

    In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the Commission. The Bond's primary purpose is to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. To support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company. The beneficial owner of the Company (the "Owner") guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

11. LETTER OF CREDIT/SURETY BOND - CONTINUED:

    If the Owner is required to make payments to the bank or the bonding company as a result of the guaranty, the Company will be obligated to reimburse the Owner for any such payments.

12. COMMITMENTS AND CONTINGENT LIABILITIES:

    CONSTRUCTION CONTRACT

           The Company has executed a contract with Atlantic Marine, Inc. for the construction of the Permanent Vessel and for the delivery of the vessel on September 27, 1997 at a fixed cost of $33,000,000.

    LEGAL PROCEEDINGS

           On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against the joint venture partner and certain of its affiliates, the Company and certain of its affiliates, the IGC, the City of Gary and the Mayor of the City of Gary and certain other parties affiliated with the City of Gary. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the joint venture partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City of Gary with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting his original dismissal to only matters regarding the injunctive relief. The Company is taking steps to set aside and/or appeal such decision. The Company believes that this lawsuit is without merits; however, at the present time, the Company cannot to predict the outcome of this matter and the effect, if any, of a judicial decision adverse to the Company.

                        THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED:

           On March 5, 1997, three individuals filed a lawsuit in Lake Circuit Court, Crown Point, Lake County, Indiana, naming Don H. Barden and the Company as defendants. The suit alleges that the defendants failed to enter into an agreement to sell five percent of the Company to the plaintiffs. The plaintiffs are requesting unspecified damages and attorneys' fees. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

     HARBOR LEASE

           Under a lease agreement assumed by the BHR Joint Venture from Trump Indiana with Lehigh Portland Cement Company ("Lehigh Cement"), The BHR Joint Venture has leased certain property which is integral to the gaming operations of Trump Indiana and the Company. The lease places certain restrictions on the use of the harbor by the joint venture partners and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease is rent free through December 29, 1997 and subject to obtaining the necessary regulatory permits, the lease will be extended beyond December 23, 1997 until December 31, 2005. The BHR Joint Venture will be required to pay $125,000 per month beginning January, 1998. If the regulatory permits are not obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Members of
The Majestic Star Casino, LLC:

Our report on the financial statements of The Majestic Star Casino, LLC (the "Company") is included in Part IV, Item 14 to this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Part IV of Form 10-K, Item 14(a) 2 as of and for the year ended December 31, 1996.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand, L.L.P.

Chicago, Illinois
March 28, 1997

                                                                SCHEDULE II

                         THE MAJESTIC STAR CASINO, LLC
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                     ADDITIONS
                                                            ---------------------------
                                        Balance at          Charged to                                       Balance at
                                        beginning           costs and           Cash                             end
Description                              of year            expenses         Recoveries      Deductions        of year
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended December 31, 1996            $ -               $190,000           $ -              $ -            $190,000


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of

        Buffington Harbor Riverboats, L.L.C.:

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 1996 and 1995, and the related statements of operations, members' capital and cash flows for the year ended December 31, 1996 and for period from September 27, 1995 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for year ended December 31, 1996 and for the period from September 27, 1995 through December 31, 1995 in conformity with generally accepted accounting principles.

                        Arthur Andersen LLP

Roseland, New Jersey
March 27, 1997

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995



            ASSETS                                                  1996             1995
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                         $     68,380       $ 14,056,869
  Trade receivable                                                 15,264                  -
  Due from members' (Note 5)                                    1,928,390                  -
  Inventory                                                       560,272                  -
  Prepaid expense and other current assets                         91,562                  -
                                                             ------------       ------------
    Total Current Assets                                        2,663,868         14,056,869
                                                             ------------       ------------
PROPERTY, PLANT AND EQUIPMENT, NET (Note 2 and 3)              90,854,327         32,603,593

DEFERRED PREOPENING COSTS (Notes 5)                                     -            571,440

OTHER ASSETS                                                       49,075                  -
                                                             ------------       ------------
    Total assets                                             $ 93,567,270       $ 47,231,902

            LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                           $  1,081,317       $  2,940,645
  Accrued expense                                                 460,142                  -
  Deferred Income (Note 4)                                        400,000                  -
                                                             ------------       ------------
    Total current liabilities                                   1,941,459          2,940,645

DEFERRED RENT EXPENSE (Notes 5)                                 1,714,309            571,440

COMMITMENTS AND CONTINGENCIES (Notes 5)

MEMBERS' CAPITAL                                               89,911,502         43,719,817
                                                             ------------       ------------
    Total liabilities and members' capital                   $ 93,567,270       $ 47,231,902
                                                             ============       ============


                 The accompanying notes to financial statements
                     are an integral part of this statement

                    BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                           STATEMENT OF OPERATIONS

        FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD FROM
                SEPTEMBER 27, 1995 THROUGH DECEMBER 31, 1995


                                                                                           1996               1995
                                                                                       -------------   --------------
REVENUES
   Food and Beverage                                                                    $ 3,576,492    $          -
   Other (Note 4)                                                                         9,187,968               -
                                                                                       -------------   --------------
      Gross Revenue                                                                      12,764,460               -
                                                                                       -------------   --------------

COSTS AND EXPENSES
   Food and Beverage                                                                      2,894,437               -
   General and administrative                                                             9,768,871               -
   Depreciation                                                                           3,039,708               -
   Other                                                                                    328,046               -
   Preopening expenses                                                                    1,871,590               -
                                                                                       -------------   --------------
                                                                                         17,902,652               -
                                                                                       -------------   --------------

      Loss from Operations                                                               (5,138,192)

INCOME - Interest income, net                                                               203,047            73,781
                                                                                       -------------   --------------

      Net (Loss) Income                                                                 ($4,935,145)   $       73,781
                                                                                       =============   ==============



                The accompanying notes to financial statements
                  are an integral part of these statements.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                         Statement of Members' Capital

                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
          THE PERIOD FROM SEPTEMBER 27, 1995 THROUGH DECEMBER 31, 1995



                                                                                            RETAINED
                                                                       MEMBER               EARNINGS
                                                                    CONTRIBUTIONS           (DEFICIT)                  TOTAL
                                                                    -------------          --------------        -------------------
Balance, September 27, 1995

                                                                                 $0                      $0                  $0

        Capital contribution made by Trump Indiana, Inc.                 21,823,018                       0          21,823,018
        Capital contribution made by
         The Majestic Star Casino, LLC                                   21,823,018                       0          21,823,018
        Net income                                                                0                  73,781              73,781
                                                                        -----------             -----------         -----------

Balance, December 31, 1995                                               43,646,036                  73,781          43,719,817

        Capital contribution made by Trump Indiana, Inc.                 25,563,415                       0          25,563,415
        Capital contribution made by
         The Majestic Star Casino, LLC                                   25,563,415                       0          25,563,415
        Net loss                                                                  0              (4,935,145)        ($4,935,145)
                                                                        -----------             -----------         -----------

Balance, December 31, 1996                                              $94,772,866             ($4,861,364)        $89,911,502
                                                                        ===========             ===========         ===========


                 The accompanying notes to financial statements
               are an integral part of this financial statement.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                            STATEMENT OF CASH FLOWS

          FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD FROM
                  SEPTEMBER 27, 1996 THROUGH DECEMBER 31, 1995



                                                        1996          1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                   ($4,935,145)   $    73,781
Adjustments to reconcile net (loss) income to
  net cash flows (used in) provided by
  operating activities-
  Depreciation                                        3,039,708           -
  Deferred rent expense                               1,714,309           -
  Deferred income                                       400,000           -

Changes in operating assets and liabilities-
  Increase in accounts receivable                       (15,264)          -
  Increase in inventory                                (560,272)          -
  Increase in due from members'                      (1,928,390)          -
  Increase in prepaid expenses and other
    current assets                                      (91,562)          -
  Increase in other assets                              (49,075)          -
  Increase in accounts payable                       (1,859,328)     2,940,645
  Increase in accrued expenses                          460,142           -
                                                    -----------    -----------
    Net cash flows (used in) provided by
      operating activities                           (3,824,877)     3,014,426
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES - Purchases
  of property, plant and equipment                  (61,290,442)   (32,603,593)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital-                               51,126,830     43,646,036
                                                    -----------    -----------
    Net (decrease) increase in cash and
      cash equivalents                              (13,988,489)    14,056,869

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD        14,056,869           -
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS END OF PERIOD             $    68,380    $14,056,869
                                                    ===========    ===========



                 The accompanying notes to financial statements
                     are an integral part of this statement

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS



(1)  ORGANIZATION AND OPERATIONS:

     Trump Indiana, Inc. ("Trump Indiana") and The Majestic Star Casino, LLC ("Barden"), the two holders of certificates of suitability for the Gary, Indiana riverboats casinos, formed Buffington Harbor Riverboats, L.L.C. ("BHR") on September 27, 1995 and have entered into an agreement (the "BHR Agreement") relative to the joint ownership, development and operation of all common land based and waterside operations in support of the Trump Indiana and Barden riverboat casinos. Under the BHR agreement, BHR acquired property and constructed common roadways, utilities and other infrastructure improvements on BHR's property.

(2)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

     USE OF ESTIMATES-

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PROPERTY, PLANT AND EQUIPMENT-

     Property, plant and equipment is carried at cost. At December 31 1995, substantially all of the property and equipment represented construction in progress; accordingly no depreciation was recorded for the period from September 27, 1995 through December 31, 1995. Property and equipment is depreciated on the straight-line method using rates based on the following useful lives:


             Land improvements                         15 years
             Buildings                                 40 years
             Building improvements                 5 - 10 years
             Harbor improvements                  10 - 15 years
             Furniture, fixtures and equipment          5 years


     INCOME TAXES -

      BHR makes no provision for income taxes since taxable income is allocated to the members for inclusion in their tax returns.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS



     LONG-LIVED ASSETS-

      During 1995, BHR adopted the provisions of Statement of Financial Accounting Standard No.121, "Accounting for the Impairment of Long-Lived Assets" (SFAS No.121"). SFAS No.121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists, if, at a minimum the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. As a result of its review, BHR does not believe that any impairment exists in the recoverability of its long-lived assets.

     STATEMENT OF CASH FLOWS-

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents.

(3)  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is comprised of the following-


                                               1996           1995
                                              -----------  -----------

          Land and land improvements          $34,167,743  $22,988,872
          Building and building improvements   37,184,893    1,435,684
          Harbor improvements                  16,582,189    8,179,037
          Furniture, fixtures and equipment     5,959.210            0
                                              -----------  -----------
                                               93,894,035   32,603,593
          Less:  Accumulated depreciation       3,039,708            0
                                              -----------  -----------
          Total property, plant and
          equipment, net                      $90,854,327  $32,603,593
                                              ===========  ===========

(4)  OTHER INCOME:

      Under the terms of BHR Agreement, Trump Indiana and Barden pay berthing and other fees to BHR for the services provided by and the utilization of BHR's common area facilities. Services provided by and BHR to customers of its members are charged to the members at cost.

      At December 31, 1996, deferred income represents prepaid berthing fees.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS



(5)   COMMENTS AND CONTINGENCIES:

      INDIANA GAMING REGULATIONS-

      The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboats owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana and Barden.

      LEASES-

      Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of Trump Indiana and Barden. The lease places certain restrictions on the use of the harbor by the riverboats of Barden and Trump Indiana and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease is rent free through December 29, 1997 and subject to obtaining the necessary regulatory permits, the lease will be extended beyond December 29, 1997 until December 31, 2005. BHR will be required to pay $125,000 per month beginning January, 1998. As of December 31, 1996 and 1995, BHR has recorded deferred rent expense of $1,714,309 and $571,440, respectively.

      Minimum rental commitments under noncancelable operating leases are as follows-


                      Years ended December 31-
                        1997                      $         0
                        1998                        1,500,000
                        1999                        1,500,000
                        2000                        1,500,000
                        2001                        1,500,000
                        Thereafter                  6,000,000
                                                  -----------
                                                  $12,000,000
                                                  ===========

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.



                                      The Majestic Star Casino, L.L.C.


                                      By:  Barden Development Inc., Manager

                                      By:  /s/ Don H. Barden
                                          --------------------------------
                                          Don H. Barden
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                          Title                      Date

/s/ Don H. Barden                 President and              March 28, 1997
---------------------             Chief Executive Officer
Don H. Barden                     of the Manager and the
                                  Company (Principal
                                  Executive Officer)



/s/ Michael E. Kelly              Vice President and         March 28, 1997
--------------------              Chief Financial Officer
Michael E. Kelly                  (Principal Financial and
                                  Accounting Officer of the
                                  Company)

                               INDEX TO EXHIBITS





Exhibit
Number           Document
----------------------------------------------------------------------------

3.1 Amended and Restated Articles of Organization of The Majestic Star Casino, L.L.C., filed as Exhibit 3.1 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

3.2  Third Amended and Restated Operating Agreement of The Majestic
     Star Casino, L.L.C. dated as of March 29, 1996, filed as Exhibit 3.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.1 Purchase Agreement, dated as of May 22, 1996, by and between The Majestic Star Casino, L.L.C. and Wasserstein Perella Securities, Inc., filed as Exhibit 4.1 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.2 Indenture, dated as of May 22, 1996, by and between The Majestic Star Casino, L.L.C., IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Notes due 2003 with Contingent Interest (the "Senior Notes") and the holder of Senior Exchange Secured Notes due May 15, 2003 with Contingent Interest (the "Senior Exchange Notes"), filed as Exhibit 4.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.3  Form of Senior Note and Senior Exchange Note (included in Exhibit
     4.2), filed as Exhibit 4.3 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.4 Security Agreement, dated as of May 22, 1996, from The Majestic Star Casino, L.L.C., in favor of the holders of Senior Notes and the Senior Exchange Notes, filed as Exhibit 4.4 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.5  Pledge Agreement, dated as of May 22, 1996, from Barden Development,
     Inc. in favor of the holders of Senior Notes and the Senior Exchange Notes, filed as Exhibit 4.5 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.6 Pledge Agreement, dated as of May 22, 1996, from the Company in favor of the holders of Senior Notes and the Senior Exchange Notes, filed as
     Exhibit 4.6 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.7 Trademark Security Agreement, dated as of May 22, 1996, from the Company in favor of the holders of the Senior Notes and the Senior Exchange Notes, filed as Exhibit 4.7 to the Company's Registration State, No. 333-06489, and incorporated herein by reference.

4.8 Cash Collateral Agreement, dated as of May 22, 1996, by and among the Company, the Trustee and NBD Bank.

10.1(1) Employment Letter Agreement dated as of April 25, 1996 by and between the Company and Don H. Barden, filed as Exhibit 10.1 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.2(1) Employment Letter Agreement effective as of December 4, 1995 by and between the Company, and Thomas C. Bonner, filed as Exhibit 10.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.3(1) Employment Letter Agreement effective as of December 4, 1995 by and between the Company, and Paul W. Sykes, filed as Exhibit 10.3 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.4(1) Employment Letter Agreement effective as of April 22, 1996 by and between the Company and Michael E. Kelly, filed as Exhibit 10.4 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.5 Berthing Agreement, dated as of April 23, 1996, between the Company and Buffington Harbor Riverboats, L.L.C. , filed as Exhibit 10.5 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.6 First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, L.L.C., made as of October 31, 1995, by and between Trump Indiana, Inc. and the Company, as amended to date, filed as Exhibit
         10.6 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.7 Charter Agreement, dated August 17, 1995, by and among New Yorker Acquisition Corporation, the Company and President Casinos, Inc., as amended to date, filed as Exhibit 10.7 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.8 Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana, filed as Exhibit 10.8 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.9 Harbor Lease Agreement, dated June 29, 1995, by and between Trump Indiana, Inc. and Lehigh Portland Cement Company, as assigned by Trump Indiana, Inc. to Buffington Harbor Riverboats, L.L.C. pursuant to the Assignment Agreement dated as of October 31, 1995, by and between Trump Indiana, Inc. and Buffington Harbor Riverboats, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.10 Equipment Financing Agreement dated April 5, 1996 by and between the Company and International Game Technology, filed as Exhibit 10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.11 Master Surety Agreement by and between Company and United States Fidelity and Guaranty Company, filed as Exhibit 10.11 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.12 Standby Letter of Credit Application and Reimbursement and Security Agreement, filed as Exhibit 10.12 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.10 Equipment Financing Agreement dated May 5, 1996 by and between the Company and International Gaming Technology, filed as Exhibit 10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.13 Promissory Note dated March 31, 1996 from the Company to Barden Development, Inc., filed as Exhibit 10.13 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.14 Vessel Construction Contract between Majestic Star and Atlantic Marine, Inc. dated as of September 27, 1996 filed as Exhibit 10.14 to the Company's Report on Form 10-Q for the period ended September 30, 1996 is incorporated herein by reference.

11* Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 1996

27*      Financial data Schedule (EDGAR Version Only)

---------------
*Filed herewith
     (1) Denotes a management compensation arrangement.