Form 10-Q
period 1997-03-31
MAJESTIC STAR CASINO LLC
filed 1997-05-15
CIK 1016466

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                   or

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   Commission file number:  333-06489

                      THE MAJESTIC STAR CASINO, LLC
         (Exact name of registrant as specified in its charter)

          Indiana                                        43-1664986
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                       One Buffington Harbor Drive
                             Gary, Indiana
                               46406-3000
                (Address of principal executive offices)
                               (Zip Code)
                             (219) 977-7777
          (Registrant's telephone number, including area code)

        Indicate check by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject filing requirements for the past 90 days.

      Yes  [X]          No  [  ]

Shares outstanding of each of the registrant's classes of common stock as of March 31, 1997:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                      THE MAJESTIC STAR CASINO, LLC

                                  Index

Part 1            FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996

                  Statement of Income for the three
                  months ended March 31, 1997 (unaudited)

                  Statements of Changes in Members' Equity for the three months ended March 31, 1997 (unaudited) and the year ended December 31, 1996

                  Statement of Cash Flows for the three months ended March 31, 1997 (unaudited)

                  Notes to Financial Statements

       Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II           OTHER INFORMATION

       Item 1     Legal Proceedings

       Item 6     Exhibits and Reports on Form 8-K

SIGNATURES

Part I

Item 1.  Financial Statements

                      The Majestic Star Casino, LLC
                             Balance Sheets

                                                March 31,      December 31,
                                                     1997             1996
                                                Unaudited
----------------------------------------------------------------------------

ASSETS

   Current Assets:
      Cash and cash equivalents                 $ 11,306,705    $  8,935,999
      Accounts receivable, less allowance for
       doubtful accounts of $250,000 and
       $190,000 respectively                         605,111         557,816
      Inventories                                     22,228          24,651
      Prepaid expenses                               894,095       1,169,868
                                                 -----------     -----------

Total current assets                              12,828,139      10,688,334

   Property, equipment, and vessel improvements,
     net                                          30,517,158      24,124,802
   Organization costs, less accumulated
     amortization of $22,834 and $15,772,
     respectively                                    118,407         125,469
   Deferred financing costs, less accumulated
    amortization of $504,615 and $357,640,
    respectively                                   3,610,692       3,757,667
   Deferred costs, less accumulated amortization
     of $2,434,829 and $2,131,166, respectively    4,930,729       5,023,767
   Investment in Buffington Harbor Riverboats,
     L.L.C.                                       45,344,046      44,946,852
   Other assets and deposits                       2,042,179       2,028,260
   Restricted cash                                45,513,363      51,688,854
                                                 -----------     -----------
      Total Assets                              $144,904,713    $142,384,005
                                                 ===========     ===========

LIABILITIES AND MEMBERS' EQUITY

   Current Liabilities:
      Current maturities of long-term debt      $  2,211,599    $  2,211,599
      Accounts payable                             1,330,608         544,154
      Accrued liabilities:
        Payroll and related                          521,840         593,492
        Interest                                   5,900,465       2,468,698
        Other accrued liabilites                   1,802,047       1,496,758
        Due to Buffington Harbor Riverboats,
          L.L.C.                                     725,026         826,512
                                                 -----------     -----------
        Total current liabilitie                  12,491,585       8,141,213

   Long-term debt, net of current maturities     107,567,847     108,120,746
   Note to member                                 10,759,355      10,759,355
   Commitments and Contingencies (3).
                                                 -----------     -----------
        Total Liabilities                        130,818,787     127,021,314
                                                 -----------     -----------
   Members' Equity:
      Members' contributions                      24,000,000      24,000,000
      Retained earnings (Accumulated deficit)     (9,914,074)     (8,637,309)
                                                ------------     -----------
        Total members' equity                     14,085,926      15,362,691
                                                ------------     -----------
        Total Liabilities and Members' Equity   $144,904,713    $142,384,005
                                                 ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                      The Majestic Star Casino, LLC
                           Statement of Income
                               (Unaudited)


                                                       Three months ended
                                                                 March 31,
                                                                      1997
---------------------------------------------------------------------------
REVENUES

   Casino                                              $  23,629,068
   Food and beverage                                         389,296
   Other                                                     214,428
                                                         -----------
Gross Revenues                                            24,232,792
                                                         -----------

COSTS AND EXPENSES

   Casino                                                  4,165,385
   Gaming and admission taxes                              6,849,769
   Food and beverage                                         490,244
   Advertising and promotion                               2,189,214
   General and administrative                              5,759,183
   Economic incentive - City of Gary                         710,322
   Depreciation and amortization                           1,773,412
                                                         -----------
      Total costs and expenses                            21,937,529
                                                         -----------
   Operating income                                        2,295,263
                                                         -----------
   Other income (expense)
      Loss on investment in Buffington Harbor
        Riverboats, L.L.C.                                  (635,314)
      Interest income                                        733,244
      Interest expenses                                   (3,519,058)
      Interest expense to affiliate                         (150,900)
                                                          ----------
      Total other income (expense)                        (3,572,028)
                                                          ----------
NET INCOME (LOSS)                                        $(1,276,765)
                                                          ==========


The accompanying notes are an integral part of the financial statements.

                      The Majestic Star Casino, LLC
                 Statements of Changes in Members' Equity

              For the three months ended March 31, 1997 and
                 for the period ended December 31, 1996
----------------------------------------------------------------------------

                                                 Retained            Total
                               Capital           Earnings           Members'
                            Contributions  (Accumulated Deficit)     Equity
                            -------------   -------------------     -------

Balance, December 8, 1993

   Members' contributions   $ 32,547,090                 -      $32,547,090
   Non-cash contributions      2,212,265                 -        2,212,265
   Net income                          -     $     249,295          249,295
                             -----------       -----------       ----------
Balance, December 31, 1995
  (audited)                   34,759,355           249,295       35,008,650

   Conversion of capital
     contribution to debt    (10,759,355)                -      (10,759,355)
   Net loss                            -        (8,886,604)      (8,886,604)
                             -----------       -----------       ----------

Balance, December 31, 1996
  (audited)                   24,000,000        (8,637,309)      15,362,691
                             -----------       -----------       ----------
   Net loss                            -        (1,276,765)      (1,276,765)
                             -----------       -----------       ----------
Balance, March 31, 1997
  (unaudited)               $ 24,000,000     $  (9,914,074)     $14,085,926
                             ===========       ===========       ==========









The accompanying notes are an integral part of the financial statements.

                      The Majestic Star Casino, LLC
                         Statement of Cash Flows
                               (Unaudited)


                                                          Three months ended
                                                                   March 31,
                                                                       1997
----------------------------------------------------------------------------

Cash Flows From Operating Activities
Net Income (Loss)                                               ($1,276,765)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation                                                 1,315,712
     Amortization                                                   457,700
     Loss on investment in Buffington Harbor Riverboats, L.L.C.     635,314
     Increase in accounts receivable, net                           (47,295)
     Decrease in inventories                                          2,422
     Decrease in prepaid expenses                                   275,773
     Increase in accounts payable                                   786,454
     Decrease in accrued payroll and other expenses                 (71,651)
     Increase in accrued interest                                 3,431,767
     Increase in other accrued liabilities                          203,804
                                                                 ----------
Net cash provided by operating activities                        $5,713,235
                                                                 ----------

Cash Flows From Investing Activities
     Acquisition of property, equipment and leasehold interest   (7,708,068)
     Increase in chartered vessel deposit                           (13,920)
     Investment in Buffington Harbor Riverboats, L.L.C.          (1,032,508)
     Deferred Expenses                                             (210,625)
     Decrease in restricted cash                                  6,175,491
                                                                 ----------
Net cash used in investing activities                            (2,789,629)
                                                                 ----------
Cash Flows From Financing Activities
     Cash paid to reduce long-term debt                            (552,900)
                                                                 ----------
Net cash used by financing activities                              (552,900)
                                                                 ----------
Net increase in cash and cash equivalents                        $2,370,706

Cash and cash equivalents, beginning of year                      8,935,999
                                                                 ----------
Cash and cash equivalents, end of period                        $11,306,705
                                                                 ==========


The accompanying notes are an integral part of the financial statements.

                      THE MAJESTIC STAR CASINO, LLC
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1          Basis of Presentation

                The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County in the State of Indiana, in June 1996.

                The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results of operations that may be expected for a full year. Comparative financial information for the first quarter of 1996 is not included in the financial statements as the Company did not commence operations until the second quarter of 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2          Investment in Buffington Harbor Riverboats L.L.C. ("BHR"):

                The following financial information is presented for BHR, a joint venture in which the Company holds a 50% equity interest. BHR owns and operates the gaming complex from which the Company operates the Chartered Vessel.

                   Buffington Harbor Riverboats L.L.C.
                          Statement of Income
                       for the three months ended
                             March 31, 1997
                               (unaudited)

Gross Revenue                   $5,322,485
                                 ---------

Operating Loss                     263,608
                                 ---------

Net Loss                        $1,688,87
                                 --------

Note 3          Commitments and Contingencies:

                Legal Proceedings

                The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than those discussed below.

                On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against Trump Indiana, Inc. (the "Joint Venture Partner") and certain of its affiliates, the Company and its affiliates, the Indiana Gaming Commission (the "IGC"), the City of Gary and the

                Mayor of the City of Gary and certain other parties affiliated with the City of Gary. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the Joint Venture Partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City of Gary with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relieve in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting his original dismissal to only matters regarding the injunctive relief. In April 1997 the order that purported to reinstate the suit was dismissed and the July 11, 1996 order dismissing the suit with prejudice was reinstated.

                On March 5, 1997, three individuals filed a lawsuit in Lake Circuit Court, Crown Point, Lake County, Indiana, naming Don
                H. Barden and the Company as defendants. The suit alleges that the defendants failed to enter into an agreement to sell five percent of the Company to the plaintiffs. The plaintiffs are requesting unspecified damages and attorney's fees. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

                Harbor Lease

                Under a lease agreement assumed by BHR, from Trump Indiana, Inc. with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company. The lease places certain restrictions on the use of the harbor by the Company and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease is rent free through December 29, 1997 and provided BHR is pursuing the necessary regulatory permits for a new harbor facility, but has been unable to obtain the necessary regulatory permits, the term of the agreement shall be extended to the earlier of December 31, 2005 or, to such time as BHR has obtained requisite regulatory permits and completed construction of, its permanent harbor. If the lease is extended, BHR will be required to pay $125,000 per month beginning January 1998. If the regulatory permits are obtained, BHR may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions regarding proposed developments and operations of The Majestic Star Casino, LLC (the "Company") included in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include the construction and placing in service of a new casino vessel during the fourth quarter of 1997, resolution of the need for a new harbor and the Company's ability to fund planned development needs and service its debt with currently available cash, marketable securities and cash flow from operations. These risks and uncertainties could significantly and adversely affect anticipated results in the future and, accordingly, results may differ from those expressed in any forward-looking statement made herein.

Overview

The Company was formed in December 1993 as an Indiana limited liability company, to develop a riverboat casino in Gary, Indiana, (the "City") as its sole operation. The Company's efforts resulted in the Indiana Gaming Commission (the "IGC") granting the Company a five year riverboat owner's license on June 3, 1996. The Company's operations began in June 1996.

The Company's operations are conducted on a vessel chartered from a subsidiary of President Casinos, Inc. (the "Chartered Vessel"). The Chartered Vessel is chartered pursuant to a five year lease and currently contains approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games. Due to winter weather conditions during the first quarter of 1997, the Company conducted all gaming operations with the Chartered Vessel docked. Total revenue for the quarter ended March 31, 1997 was approximately $24,233,000 compared to approximately $23,646,000 for the three months ended December 31, 1996. The Company during the three months ended December 31, 1996 operated dockside approximately 96% of the time due to both winter weather conditions and a federal law that prohibited cruising on federal waterways. The federal law prohibiting cruising was amended during the fourth quarter of 1996 to allow cruises and the IGC advised the Company that cruising would commence November 15, 1996, subject to winter weather conditions. The Company has resumed a regular cruising schedule effective April 1, 1997. While the full impact of cruising is not yet known, the Company believes that cruising may adversely effect its business.

The Company has entered into various agreements for the design, engineering and construction of a vessel (the "Permanent Vessel") to replace the Chartered Vessel. The Permanent Vessel is anticipated to contain approximately 43,000 square feet of casino space on three decks, 1,600 slot machines and 71 table games. The Permanent Vessel will have an atrium, escalators and elevators. The Company has entered into a contract for the construction of the Permanent Vessel and for the delivery of the vessel on September 27, 1997 at a fixed cost of $33 million. The Company estimates that design, engineering, and owner furnished materials will cost approximately $7 million, excluding additional gaming-related equipment.
The cost of additional gaming-related equipment expenditures is estimated at approximately $9 to $10 million. It is anticipated that these additional gaming-related equipment expenditures will be funded through available cash flow from the casino's future operations and certain equipment financing.

The Company expects to complete the outfitting of the Permanent Vessel and to place it in service during the fourth quarter of 1997. The Company has committed under the terms of its Senior Secured Notes due 2003 (the "Senior Secured Notes") to replace the Chartered Vessel with the Permanent Vessel no later than June 30, 1998.

The Company and Trump Indiana, Inc. ("Trump"), the holder of a second gaming license to operate from the City, formed Buffington Harbor Riverboats, L.L.C. ("BHR") to own and operate certain common facilities at Buffington Harbor ( the "Gaming Complex") such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and Trump each have a fifty-percent ownership interest in BHR.

Results of Operations for Period Ending March 31, 1997

Because the Company commenced operations in June 1996, the Company has a limited operating history and lacks any comparable periods of operation for the three month period ended March 31, 1997. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the three month period ended March 31, 1997. Management believes that it is too early to determine whether the results of operations for this period provides any discernible trends as the Company operated dockside; however, the Company expects intense competition in the Northern Illinois/Indiana market to continue with the April 1997 opening of a riverboat casino in East Chicago, Indiana as well as the anticipated opening of an additional riverboat casino to be opened in Michigan City, Indiana during the second half of 1997.

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

Three Months Ended March 31, 1997

Operating revenues increased 2.5% to approximately $24,233,000 for the quarter compared to $23,646,000 for the three months ended December 31, 1996. This increase was primarily attributable to a 2.9% increase in casino revenues. Casino revenue during the quarter totaled approximately $23,629,000 of which slot machines accounted for approximately $17,202,000 (72.8%) and table games accounted for approximately $6,427,000 (27.2%). The average number of slot machines increased to 927 for the quarter from 924 for the three months ended December 31, 1996 and the average win per slot machine per day increased as a result of a higher handle together with a slight increase in the hold percentage to approximately $206 for the quarter compared to $191 for the three months ended December 31, 1996. The average number of table games during the quarter and three months ended December 31, 1996 was 50. The average win per table game per day during the quarter declined to approximately $1,428 versus $1,471 for the three months ended December 31, 1996 due to a 2.3% decline in the table game handle accompanied by slight decrease in the table game hold percentage. The average daily win per state passenger count and the average win per patron in both the quarter and three months ended December 31, 1996 was approximately $33 and $56, respectively.

Food and beverage revenue for the quarter totaled approximately $389,000 and other revenue, consisting primarily of commission income, totaled approximately $215,000.

Casino operating expenses for the quarter totaled approximately $4,165,000 or 17.2% of revenues versus approximately $4,156,000 or 17.6% of revenues for the three months ended December 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Gaming and admissions taxes totaled approximately $6,850,000 for the quarter versus approximately $6,652,000 for the three months ended December 31, 1996. These taxes are based upon 20% of adjusted gross receipts, as defined by Indiana Gaming laws, and $3 per passenger per the state passenger count. An additional $710,000 was paid during the quarter versus $690,000 for the three months ended December 31, 1996 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the quarter totaled approximately $2,189,000 versus approximately $1,777,000 for the three months ended December 31, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events. The increase in advertising and promotion expenses during the quarter was primarily the result of increased expenditures for media, including radio and billboards.

General and administrative expenses for the quarter ended March 31, 1997 were approximately $5,759,000 versus $6,153,000 during the three months ended December 31, 1996, and included approximately $1,811,000 for berthing fees paid to BHR, $1,721,000 for marine operations and $465,000 for security and surveillance operations. The decrease in general and administrative expenses primarily was attributable to a $341,000 decline in berthing fees paid to BHR as a result of on going expense reduction efforts at BHR.

Depreciation and amortization and net interest expense for the quarter were approximately $1,773,000 and $2,937,000, respectively. Net interest expense for the quarter includes accrued but unpaid contingent interest of approximately $240,000. No contingent interest was paid during the quarter.

The Company's loss in its investment in BHR for the quarter was approximately $635,000 versus approximately $1,113,000 for the three months ended December 31, 1996. The Company's loss in its investment was substantially greater in the three months ended December 31, 1996 as a result of a change in the estimated useful lives of BHR assets during the quarter ended December 31, 1996.

As a result of the foregoing, income from operations for the quarter was approximately $2,295,000 and the net loss was approximately $1,277,000.

Consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $4,802,000 during the three month period ended March 31, 1997. The consolidated cash flow in the second semiannual period (October - March) was $10,127,000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure. EBITDA is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding Chartered Vessel lease payments of approximately $394,000) was approximately $4,462,000 during the quarter and represented 18.4% of net revenues compared to approximately $4,078,000 during the three months ended December 31, 1996. EBITDA during the quarter increased principally as a result of a 2.5% increase in revenues together with a 15.8% decrease in berthing fees paid to BHR. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations as an indicator of the Company's operating performance or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of approximately $11 million and restricted cash of approximately $46 million. For the three months ended March 31, 1997, the Company invested approximately $8 million, previously held in restricted cash accounts, in property and equipment primarily for the construction of the Permanent Vessel. To date, the Company has expended approximately $16 million for the construction, design and engineering of the Permanent Vessel. The Company has also contributed approximately $1 million from working capital to BHR for general enhancements. The Company has committed to spend approximately $40 million on the Permanent Vessel, excluding additional gaming-related equipment.

As discussed below, the Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans.

For the three months ended March 31, 1997, net cash provided from operations totaled approximately $5.7 million.

Net capital contributions through March 31, 1997, were approximately $24 million, compared to approximately $35 million through December 31, 1995. This reduction is due to the Company's reassessment of its capital structure, which resulted, on March 31, 1996, in Barden Development, Inc. ("BDI") converting approximately $11 million of its capital contributions to the Company into a note. BDI is one of the Company's members and its manager.

As of March 31, 1997, loans included $105 million 12.75% Senior Secured Notes due 2003, with Contingent Interest equal to 5% of the Company's Consolidated Cash Flow (the "Senior Secured Notes"), approximately $11 million borrowed from BDI and approximately $5 million of equipment financing. At March 31, 1997, approximately $46 million of the proceeds together with interest earned thereon from the Senior Secured Notes were held in escrow for future cash requirements of the Company and were allocated approximately as follows: $28 million for the Permanent Vessel, $7 million as an interest reserve, and $11 million designated to repay the loan due to BDI. The portion designated for the repayment of the loan due to BDI cannot be paid to BDI until certain remaining conditions, principally the delivery of the Permanent Vessel, are met. Until repaid, these funds are available, subject to certain limitations and qualifications, to the Company for completion of the BHR's facilities and the Permanent Vessel.

If the Company is determined to be in default under the Indenture, any portion of the proceeds from the Senior Secured Notes held in escrow may no longer be available to the Company and the Senior Secured Notes may be accelerated. Either event could materially adversely affect the Company .

Under the terms of it's development agreement with the City, the Company committed to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining commitment are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City and (2) $12 million (a substantial portion of which has been expended through March 31, 1997, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996, opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or to BHR's facilities.

The Company anticipates that additional capital contributions to the BHR Joint Venture, currently estimated not to exceed $500,000, may be required for the BHR Joint Venture facilities. The Company and its joint venture partner are also reviewing the feasibility of purchasing additional property and of constructing a covered parking facility at the Gaming Complex. The cost and constructing of a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds designated for the repayment of the note due to BDI provided the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that the pending facility will be constructed or that funds will be sufficient for such construction.

The Company currently operates on a Chartered Vessel, which upon the expiration of the Charter, must be redelivered afloat at the Company's cost and expense to the owner of the Chartered Vessel. The Company must pay the cost of any repairs which are necessary in order to bring the Chartered Vessel into the condition required on redelivery under the contract. The cost of these additional expenditures is undetermined at this time.

Based upon the Company's anticipated future operations, management believes that available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures, including the additional gaming equipment required for the Permanent Vessel, and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1997. No assurance can be given, however, that operating cash flow will be sufficient for such purposes. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Part II         OTHER INFORMATION

Item 1

Legal Proceedings

On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against Trump Indiana, Inc. (the "Joint Venture Partner") and certain of its affiliates, the Company and its affiliates, the IGC, the City of Gary and the Mayor of the City of Gary and certain other parties affiliated with the City of Gary. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the Joint Venture Partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in City projects and providing certain residents of the City of Gary with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting his original dismissal to only matters regarding the injunctive relief. In April 1997 the order that purported to reinstate the suit was dismissed and the July 11, 1996 order dismissing the suit with prejudice was reinstated.

On March 5, 1997, three individuals filed a lawsuit in Lake Circuit Court, Crown Point, Lake County, Indiana, naming Don H. Barden and the Company as defendants. The suit alleges that the defendants failed to enter into an agreement to sell five percent of the Company to the plaintiffs. The plaintiffs are requesting unspecified damages and attorney's fees. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

Item 6

Exhibits and Reports on Form 8-K

        (a)  Exhibit

                             Exhibit 27 - Financial Data Schedule
                                           (Edgar Version Only)

        (b)  Reports on Form 8-K

                       None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                    THE MAJESTIC STAR CASINO, LLC

Date:  May 14, 1997                 /s/ Don H. Barden
                                    --------------------------------------
                                    Don H. Barden
                                    President  and Chief Executive Officer

Date:  May 14, 1997                 /s/ Michael E. Kelly
                                    --------------------------------------
                                    Michael E. Kelly
                                    Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting
                                    officer)