Form 10-Q
period 1997-06-30
MAJESTIC STAR CASINO LLC
filed 1997-08-14
CIK 1016466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      or

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

         Indicate check by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes      X          No ______

         Shares outstanding of each of the registrant's classes of common
stock as of   June 30, 1997:

         Class                          Number of shares
         -----                          ----------------

         Not applicable                 Not applicable

                         THE MAJESTIC STAR CASINO, LLC

                                     Index


Part I           FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets, as of June 30, 1997 (Unaudited) and December 31, 1996

                 Statements of Income (Unaudited) For the
                 Three Months and Six Months
                 Ended June 30, 1997 and 1996

                 Statements of Cash Flows (Unaudited) For the
                 Six Months Ended June 30, 1997 and 1996

                 Notes to Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Part II          OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits on Form 8-K


SIGNATURES

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                         The Majestic Star Casino, LLC
                                Balance Sheets

                                                                      June 30,        December 31,
                                                                        1997             1996
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS

   Current Assets:
      Cash and cash equivalents                                       $ 11,535,146    $  8,935,999
      Accounts receivable, less allowance for doubtful accounts
        of $270,000 and $190,000 respectively                              607,856         557,816
      Inventories                                                           20,092          24,651
      Prepaid expenses                                                   1,106,656       1,169,868
                                                                       -----------     -----------
         Total current assets                                           13,269,750      10,688,334
                                                                       -----------     -----------
   Property, equipment, and vessel improvements, net                    42,094,383      24,124,802
                                                                       -----------     -----------
   Other Assets:
     Organization costs, less accumulated amortization
       of $29,897 and $15,772, respectively                                111,344         125,469
     Deferred financing costs, less accumulated amortization
       of $651,430 and $357,640, respectively                            3,446,660       3,757,667
     Deferred costs, less accumulated amortization
       of $2,779,946 and $2,131,166, respectively                        4,583,938       5,023,767
     Investment in Buffington Harbor Riverboats, L.L.C.                 44,946,051      44,946,852
     Other assets and deposits                                           2,071,035       2,028,260
     Restricted cash                                                    27,682,702      51,688,854
                                                                       -----------     -----------
      Total other assets                                                82,841,730     107,570,869
                                                                       -----------     -----------
      Total Assets                                                    $138,205,863    $142,384,005
                                                                       ===========     ===========
 LIABILITIES AND MEMBERS' EQUITY
   Current Liabilities:
     Current maturities of long-term debt                             $  2,211,599    $  2,211,599
     Accounts payable                                                      566,955         544,154
     Other accrued liabilities:
       Payroll and related                                                 896,899         593,492
       Interest                                                          2,905,658       2,468,698
       Other accrued liabilities                                         1,539,892       1,496,758
       Due to Buffington Harbor Riverboats, L.L.C.                         381,212         826,512
                                                                       -----------     -----------
       Total current liabilities                                         8,502,215       8,141,213
                                                                       -----------     -----------
   Long-term debt, net of current maturities                           106,847,660     108,120,746
   Note to member                                                       10,759,355      10,759,355
   Commitments and Contingencies (3)                                             -               -
                                                                       -----------     -----------
       Total Long-term liabilities                                     117,607,015     118,880,101
                                                                       -----------     -----------
       Total Liabilities                                               126,109,230     127,021,314
                                                                       -----------     -----------
   Members' Equity:
     Members' contributions                                            24,000,000      24,000,000
     Retained earnings (Accumulated deficit)                          (11,903,367)     (8,637,309)
                                                                      ------------     -----------
       Total members' equity                                           12,096,633      15,362,691
                                                                      ------------     -----------
       Total Liabilities and Members' Equity                         $138,205,863     $142,384,005
                                                                      ===========     ============

    The accompanying notes are an integral part of the financial statements.

                                                The Majestic Star Casino, LLC
                                                     Statement of Income
                                                         (Unaudited)


                                       Three months        21 Days          Six Months           21 Days
                                      Ended June 30,     Ended June 30,   Ended June 30,      Ended June 30,
                                           1997              1996             1997                 1996
-------------------------------------------------------------------------------------------------------------

Revenues:
   Casino                             $  22,600,741      $   5,478,869    $  46,229,809       $    5,478,869
   Food and beverage                        362,630             90,520          751,926               90,520
   Other                                    218,625             17,540          433,053               17,540
                                       ------------       ------------     ------------        -------------
Gross Revenues                           23,181,996          5,586,929       47,414,788            5,586,929
                                       ------------       ------------     ------------        -------------

Costs and Expenses:
   Casino                                 3,967,178            985,105        8,132,563              985,105
   Gaming and admission taxes             6,603,209          1,638,756       13,452,978            1,638,756
   Food and beverage                        478,938            105,557          969,182              105,557
   Advertising and promotion              2,675,787            580,514        4,865,001              580,514
   General and administrative             5,165,134            893,174       10,924,317              893,174
   Economic incentive - City of Gary        678,123            165,907        1,388,445              165,907
   Depreciation and amortization          1,830,323            339,943        3,603,735              339,943
   Pre-opening costs                              -          4,586,879                -            4,586,879
                                       ------------       ------------      -----------        -------------
     Total costs and expenses            21,398,692          9,295,835       43,336,221            9,295,835
                                       ------------       ------------      -----------        -------------
     Operating Income (Loss)              1,783,304         (3,708,906)       4,078,567           (3,708,906)
                                       ------------       ------------      -----------        -------------

Other income (Expense):
   Loss on investment in Buffington
     Harbor Riverboats, L.L.C.           (1,074,931)          (582,860)      (1,710,245)            (582,860)
   Interest income                          425,761            231,390        1,159,005              231,390
   Interest expense                      (2,963,116)          (893,006)      (6,482,174)            (893,006)
   Interest expense to affiliate           (160,314)           (35,963)        (311,214)             (35,963)
                                       ------------        -----------       ----------        -------------

     Total other income (expense)        (3,772,600)        (1,280,439)      (7,344,628)          (1,280,439)
                                       ------------        -----------       ----------        -------------
     Net Income (Loss)                $  (1,989,296)      $ (4,989,345)     $(3,266,061)      $   (4,989,345)
                                       ------------        -----------       ----------        -------------



   The accompanying notes are an integral part of the financial statements.

                         The Majestic Star Casino, LLC
                            Statement of Cash Flows
                                  (Unaudited)

                                                          For the six months     For the 21 Days
                                                            Ended June 30,        Ended June 30,
                                                                1997                   1996
------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net loss                                                  $   (3,266,061)       $    (4,989,345)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation                                              2,647,040                339,943
     Amortization                                                956,695                      -
     Deferred expenses                                          (191,734)                     -
     Loss on investment in Buffington Harbor
       Riverboats, L.L.C.                                      1,710,245                582,860
     Decrease in accounts receivable, net                        (50,040)              (526,548)
     (Increase) decrease in inventories                             4,559               (85,761)
     (Increase) decrease in prepaid expenses                       63,212            (1,728,539)
     Decrease in other assets                                           -            (1,171,720)
     Increase in accounts payable                                  22,801               552,940
     Increase in accrued payroll and other expenses               303,407                     -
     Increase in accrued interest                                 436,960                     -
     Increase (decrease) in other accrued liabilities            (402,163)            6,963,441
                                                              -----------          ------------
              Net cash (used) provided by operating activities  2,234,921               (62,729)
                                                              -----------          ------------
Cash Flows From Investing Activities:
     Acquisition of property, equipment and vessel
       improvements                                           (20,616,621)          (16,290,692)
     Increase in Chartered Vessel deposit                         (42,775)           (1,417,035)
     Investment in Buffington Harbor Riverboats, L.L.C.        (1,709,443)          (18,993,415)
     (Increase) decrease in restricted cash                    24,006,152           (70,765,322)
                                                               ----------           -----------
              Net cash (used) provided by investment
                activities                                      1,637,313          (107,466,464)
                                                               ----------           -----------
Cash Flows From Financing Activities:
     Proceeds of loan from Member                                       -            18,097,299
     Proceeds from issuance of 12.75% Senior Secured Notes              -           105,000,000
     Proceeds from equipment financing                                  -             6,310,590
     Repayment of short-term loan debt                                  -           (18,097,299)
     Cash paid to reduce long-term debt                        (1,273,087)             (330,646)
     Payment of Senior Secured Notes issuance costs                     -            (3,805,352)
                                                               ----------           -----------
              Net cash (used) provided by financing
                activities                                     (1,273,087)         (107,174,592)
                                                               ----------
Net increase (decrease) in cash and cash equivalents            2,599,147              (354,600)

Cash and cash equivalents, beginning of period                  8,935,999             8,446,389
                                                               ----------           -----------
Cash and cash equivalents, end of period                     $ 11,535,146         $   8,091,788
                                                               ==========           ===========


SUPPLEMENTAL NONCASH FINANCING ACTIVITIES INCLUDE THE FOLLOWING:
     On March 31, 1996, contributions totaling $10,759,355 were converted from Members' Equity to Long-term debt.
     For the period ended June 30, 1996, the Company obtained financing of $6,310,590 for gaming equipment.

   The accompanying notes are an integral part of the financial statements.

Note 1           Basis of Presentation

The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County in the State of Indiana on June 7, 1996.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. To the extent included, comparative information for the period ended June 30, 1996 is for the period of June 7, 1996 (the date the Company commenced operations) through June 30, 1996. The results for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2   Investment in Buffington Harbor Riverboats L.L.C. ("BHR"):

         The following financial information is presented for BHR, a joint venture in which the Company holds a 50% equity interest. BHR owns and operates the gaming complex from which the Company operates a vessel chartered from a subsidiary of President Casino's, Inc. (the "Chartered Vessel").

                     Buffington Harbor Riverboats, L.L.C.
                             Statements of Income
                                  (unaudited)

                      Three Months Ended   Six Months Ended   21 Days Ended
                         June 30, 1997       June 30, 1997    June 30, 1996
                      ------------------   ----------------   -------------

Gross Revenue         $4,987,443           $10,309,928        $    652,473

Operating Loss        $  310,712           $   574,320        $    441,358

Net Loss              $1,731,618           $ 3,420,491        $  1,165,720

                           MAJESTIC STAR CASINO, LLC
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 3   Commitments and Contingencies:

Legal Proceedings

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than those discussed below.

On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against Trump Indiana, Inc. (the "Joint Venture Partner") and certain of its affiliates, the Company and its affiliates, the Indiana Gaming Commission (the "IGC"), the City and the Mayor of the City and certain other parties affiliated with the City. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the Joint Venture Partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting his original dismissal to only matters regarding the injunctive relief. In April 1997, the order that purported to reinstate the suit was dismissed and the July 11, 1996 order dismissing the suit with prejudice was reinstated. Plaintiffs did not commence a timely appeal of such action by the court and, as a result, the case is concluded.

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

Harbor Lease

Under a lease agreement assumed by BHR, from the Joint Venture Partner with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company. The lease places certain restrictions on the use of the harbor by the Company and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease is rent free through December 29, 1997, and provided BHR is pursuing the necessary regulatory permits for a new harbor facility, but has been unable to obtain the necessary regulatory permits, the term of the lease shall be extended beyond December 29, 1997 to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor. If the lease is extended, BHR will be required to pay $125,000 per month beginning January 1998. If the regulatory permits are obtained, BHR may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward-Looking Information

This quarterly report includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press release and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include without limitations, the following: risks associated with the development and construction of the Permanent Vessel, as well as the placement of same into service in the fourth quarter of 1997; the purchase of real estate for, and the design and construction of, a new covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; and adverse results of significant litigation matters.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

The Company was formed in December 1993 as an Indiana limited liability company, to develop a riverboat casino in the City as its sole operation. The Company's efforts resulted in the IGC granting the Company a five year riverboat owner's license on June 3, 1996. The Company's operations began on June 7, 1996. During the month of June 1996, the Company operated 21 days.

The Company's operations are currently conducted on the Chartered Vessel. The Chartered Vessel is chartered pursuant to a five year lease and contains approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games. The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the IGC advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due to winter weather conditions during the first quarter of 1997, the Company conducted all gaming operations with the Chartered Vessel docked. Effective April 1, 1997, the Company resumed a regular cruising schedule. Gross revenues for the three month and six month periods ended June 30, 1997 were approximately $23,182,000 and $47,415,000, respectively.

The Company has entered into various agreements for the design, engineering and construction of a vessel (the "Permanent Vessel") to replace the Chartered Vessel. The Permanent Vessel will be owned by the Company and is anticipated to contain approximately 43,000 square feet of casino space on three decks, 1,550 slot machines and 71 table games. The Permanent Vessel will have an atrium, escalators and elevators. The Company has entered into a contract for the construction of the Permanent Vessel and for the delivery of the vessel on September 27, 1997 at a fixed cost of $33 million. The Company estimates that, in addition to such fixed cost, the design, engineering and owner furnished materials will cost approximately $7 million, excluding additional gaming-related equipment, and the cost of additional gaming-related equipment expenditures will approximate $10 million. It is anticipated that these additional gaming-related equipment expenditures will be funded through available cash flow from the casino's future operations and through certain equipment financing.

The Company expects to complete the outfitting of the Permanent Vessel and to place it in service during the month of October 1997. The Company has committed under the terms of its Senior Exchange Secured Notes due 2003 (the "Senior Secured Notes") to replace the Chartered Vessel with the Permanent Vessel no later than June 30, 1998. The Company anticipates returning the Chartered Vessel to President Casino's, Inc. once the Permanent Vessel is placed into service.

The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed BHR to own and operate certain common facilities at Buffington Harbor (the "Gaming Complex") such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a fifty-percent ownership interest in BHR.

Results of Operations

Due to the fact that the Company commenced operations on June 7, 1996, the Company has limited operating history and lacks any comparable periods of operations for prior years with respect to the six and three month periods ended June 30, 1997. Nonetheless, the discussion of results of operations contained herein provides a comparison of the full six and three month periods ended June 30, 1997 with the 21 day stub-period ended June 30, 1996.

The following two tables contain, for the periods indicated, the following information: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                  Statements of Income -- Summary Information

                 Three Months      21 Days      Six Months       21 Days
               Ended June 30, Ended June 30,  Ended June 30,  Ended June 30,
                    1997           1996            1997            1996
               -------------- --------------  --------------  --------------
                                   (dollars in thousands)

Revenues (1)      $23,182        $ 5,587         $47,415        $ 5,587

Operating Income
  (Loss)          $ 1,783        $(3,709) (2)    $ 4,079        $(3,709) (2)

EBITDA (3)        $ 4,007        $ 1,218         $ 8,470        $ 1,218

             Statements of Income -- Percentage of Gross Revenues

                                     Three Months      21 Days        Six Months       21 Days
                                    Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                                         1997          1996 (1)          1997          1996 (1)
                                    -------------   --------------  --------------  --------------
Revenues:
   Casino                                97.5%            98.1%           97.5%           98.1%
   Food and beverage                      1.6              1.6             1.6             1.6
   Other                                  0.9              0.3             0.9             0.3
                                        -----            -----           -----           -----
       Gross Revenues                   100.0            100.0           100.0           100.0
Costs and Expenses:
   Casino                                17.1             17.6            17.2            17.6
   Gaming and admission taxes            28.5             29.3            28.4            29.3
   Food and beverage                      2.1              1.9             2.0             1.9
   Advertising and promotion             11.5             10.4            10.3            10.4
   General and administrative            22.3             16.0            23.0            16.0
   Economic inventive-City of Gary        2.9              3.0             2.9             3.0
   Depreciation and amortization          7.9              6.1             7.6             6.1
   Pre-opening costs                       --             82.1 (2)          --            82.1 (2)
                                        -----            -----           -----           -----
       Total                             92.3            166.4            91.4           166.4
Operating Income (Loss):                  7.7            (66.4)            8.6           (66.4)
Other Income (Expense):
   Loss on investment in BHR             (4.6)           (10.4)           (3.6)          (10.4)
   Interest income                        1.8              4.1             2.4             4.1
   Interest expense                     (12.8)           (16.0)          (13.7)          (16.0)
   Interest expense to affiliate         (0.7)            (0.6)           (0.7)           (0.6)
       Total                            (16.3)           (22.9)          (15.5)          (22.9)
                                        -----            -----           -----           -----
Net Income (Loss):                       (8.6)%          (89.3)%          (6.9)%         (89.3)%
                                        =====            =====           =====           =====
EBITDA: (3)                              17.3%            21.8%           17.9%           21.8%
                                        =====            =====           =====           =====

------------

(1)      The Company commenced operations on June 7, 1996.

(2)      Includes approximately $4.6 million of pre-opening expenses.

(3) EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include chartered vessel lease payments) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For the 21 day period ended June 30, 1996, EBITDA also excludes approximately $4.6 million of pre-opening costs.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Set forth below is a discussion, for the periods indicated, of the Company's results of operations.

         Comparison of the Three Months Ended June 30, 1997 and 21 Days Ended June 30, 1996

Gross revenues for the second quarter ended June 30, 1997 amounted to approximately $23,182,000, an increase of $17,595,000 over gross revenues recorded in the second quarter ended June 30, 1996. The increase was attributable to the Company operating the entire second quarter ended June

30, 1997 compared to 21 days of operations in the second quarter ended June 30, 1996.

Casino revenues during the second quarter ended June 30, 1997 totaled approximately $22,601,000, of which slot machines accounted for approximately $17,710,000 (78.4%) and table games accounted for approximately $4,891,000 (21.6%). The average number of slot machines in operation increased to 932 during the second quarter ended June 30, 1997 from 924 during the second quarter ended June 30, 1996. The average win per slot machine per day in both quarters ended June 30, 1997 and June 30, 1996 was $209. The average number of table games operated during both quarters was 50. The average win per table game per day during the second quarter ended June 30, 1997 declined to approximately $1,075 versus $1,363 in the second quarter ended June 30, 1996, due primarily to a 4.7% decrease in the table game hold percentage. The average daily win per state passenger count was $55 and the average daily win per patron was $32 during the second quarter ended June 30, 1997, an increase of 9.1% and 8.8%, respectively, compared to the second quarter ended June 30, 1996.

Food and beverage revenue for the second quarter ended June 30, 1997 totaled approximately $363,000 and other revenue, consisting primarily of commission income, totaled approximately $218,000.

Casino operating expenses for the second quarter ended June 30, 1997 totaled approximately $3,967,000, or 17.1% and 17.6% of gross revenues and casino revenues, respectively, versus approximately $985,000, or 17.6% and 18.0% of gross revenues and casino revenues, respectively, for the second quarter ended June 30,1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Gaming and admissions taxes totaled approximately $6,603,000 for the second quarter ended June 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $678,000 was paid during the second quarter ended June 30, 1997 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the second quarter ended June 30, 1997 totaled approximately $2,676,000, or 11.5% of gross revenues, versus approximately $580,000, or 10.4% of gross revenues during the second quarter ended June 30, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The 1.1% increase in advertising and promotion expenses as a percentage of gross revenues during the second quarter ended June 30, 1997 over the comparable quarter last year was primarily the result of increased expenditures associated with both the slot club (i.e., promotions and rebates offered to customers using the slot machines) and bus subsidiaries (i.e., promotions and discounts for customers traveling by bus to the Company's Gaming Complex).

General and administrative expenses for the second quarter ended June 30, 1997 were approximately $5,165,000, or 22.3% of gross revenues, versus $893,000, or 16.0% of gross revenues, during the 21 days ended June 30, 1996. These expenses included approximately $1,476,000 for berthing fees paid to BHR, $1,560,000 for marine operations and $202,000 for security and
surveillance operations during the second quarter in 1997.   The 6.3%
increase in general and administrative expenses as a percentage of gross revenues during the second quarter ended June 30, 1997 over the comparable quarter last year was primarily the result of a 3.9% increase in berthing fees paid to BHR.

Depreciation and amortization for the second quarter ended June 30, 1997 was approximately $1,830,000, or 7.9% of gross revenues, compared with approximately $340,000, or 6.1% of gross revenues, during the 21 days ended June 31, 1996. The amount of depreciation and amortization, both in dollars and as a percentage of gross revenues, is anticipated to increase significantly once the Permanent Vessel is completed and placed into service as the site for the Company's gaming operations.

Operating income for the three months ended June 30, 1997 approximated $1,783,000, or 7.7% of gross revenues, compared with an operating loss for the 21 days ended June 30,1996 of $3,709,000, or 66.4% of gross revenues. The results for the 21 days ended June 30, 1996 included pre-opening costs of approximately $4,587,000.

Net interest expense for the second quarter of 1997 was approximately $2,698,000, or 11.7% of gross revenues, versus approximately $698,000, or 12.5% of gross revenues, for the same quarter last year. Net interest expense for the second quarter ended June 30, 1997 includes accrued but unpaid contingent interest of approximately $202,000. No contingent interest was paid during the second quarters ended June 30, 1997 and 1996.

The Company's loss in its investment in BHR for the second quarter ended June 30, 1997 was approximately $1,075,000. The loss represents the Company's 50% share of BHR's net loss for the second quarter ended June 30, 1997.

As a result of the foregoing, the Company experienced a net loss for the second quarter ended June 30, 1997 of approximately $1,989,000.

         Comparison of the Six Months Ended June 30, 1997 and 21 Days Ended June 30, 1996

Gross revenues for the six months ended June 30, 1997 amounted to approximately $47,415,000, an increase of $41,828,000 over gross revenues recorded in the six months ended June 30, 1996. The increase was attributable to the Company operating the entire six months ended June 30, 1997 compared to 21 days of operations in the six months ended June 30, 1996.

Casino revenues during the six months ended June 30, 1997 totaled approximately $46,230,000, of which slot machines accounted for approximately $34,911,000 (75.5%) and table games accounted for approximately $11,319,000 (24.5%). The average number of slot machines in operation increased to 930 during the six months ended June 30, 1997 from 924 for the 21 days ended June 30, 1996. The average win per slot machine per day during the six months ended June 30, 1997 declined to approximately $207 versus $209 during the 21 days ended June 30, 1996, due primarily to a 0.1% decrease in the slot hold percentage. The average number of table games operated during both periods was 50. The average win per table game per day during the six months ended June 30, 1997 declined to approximately $1,251 versus $1,363 in the 21 days ended June 30, 1996 due primarily to a 2.8% decrease in the table game hold percentage. The average daily win per state passenger count was $56 and the average daily win per patron was $33 during the six months ended June 30, 1997, an increase of 10.3% and 8.8%, respectively, compared to the 21 days ended June 30, 1996.

Food and beverage revenue for the six months ended June 30, 1997 totaled approximately $752,000 and other revenue, consisting primarily of commission income, totaled approximately $433,000.

Casino operating expenses for the six months ended June 30, 1997 totaled approximately $8,133,000, or 17.2% and 17.6% of gross revenues and casino revenues, respectively, versus approximately $985,000, or 17.6% and 18.0% gross revenues and casino revenues, respectively, for the 21 days ended June 30,1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Gaming and admissions taxes totaled approximately $13,453,000 for the six months ended June 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana Gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $1,389,000 was paid during the six months ended June 30, 1997 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the six months ended June 30, 1997 totaled approximately $4,865,000, or 10.3% of gross revenues, versus approximately $580,000, or 10.4% of gross revenues, during the 21 days ended June 30, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events.

General and administrative expenses for the six months ended June 30, 1997 were approximately $10,924,000, or 23.0% of gross revenues, versus $893,000, or 16.0% of gross revenues, during the 21 days ended June 30, 1996. These expenses included approximately $3,287,000 for berthing fees paid to BHR, $3,281,000 for marine operations and $955,000 for security and surveillance operations. The increase in general and administrative expense is primarily the result of a 4.4% increase in berthing fees paid to BHR.

Depreciation and amortization for the six months ended June 30, 1997 was approximately $3,604,000, or 7.6% of gross revenues, compared with approximately $340,000, or 6.1% of gross revenues, during the 21 days ended June 30, 1996. The amount of depreciation and amortization, both in dollars and as a percentage of gross revenues, is anticipated to increase significantly once the Permanent Vessel is completed and placed into service as the site for the Company's gaming operations.

Operating income for the six months ended June 30, 1997 approximated $4,079,000, or 8.6% of gross revenues, compared with an operating loss for the 21 days ended June 30, 1996 of $3,709,000, or 66.4% of gross revenues. The results for the 21 days ended June 30, 1996 included pre-opening costs of approximately $4,587,000.

Net interest expense for the first half of 1997 was approximately $5,634,000, or 11.9% of gross revenues, versus approximately $698,000, or 12.5% of gross revenues, for the same period last year. Net interest expense for the six months ended June 30, 1997 includes accrued but unpaid contingent interest of approximately $442,000. No contingent interest was paid during the six months ended June 30, 1997 and the 21 days ended June 30, 1996.

The Company's loss in its investment in BHR for the six months ended June 30, 1997 was approximately $1,710,000. The loss represents the Company's 50% share of BHR's net loss for the six months ended June 30, 1997.

As a result of the foregoing, the Company experienced a net loss of approximately $3,266,000 during the six months ended June 30, 1997.

         Earnings Before Interest, Income Taxes, Depreciation and
         Amortization ("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding Chartered Vessel lease payments of approximately $393,750) was approximately $4,007,000, or 17.3% of gross revenues, during the second quarter of 1997 compared to approximately $1,218,000, or 21.8% of gross revenues, during the quarter ended June 30, 1996. The dollar increase in EBITDA is due to a full three months of operations compared to 21 days in the second quarter ended June 30, 1996. EBITDA (excluding Chartered Vessel lease payments of approximately $787,500) for the six months ended June 30, 1997 was approximately $8,470,000, or 17.9% of gross revenues, compared to approximately $1,218,000, or 21.8% of gross revenues, for the 21 days ended June 30, 1996.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities (as a measure of liquidity).

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents of approximately $11.5 million and restricted cash of approximately $27.7 million. For the six months ended June 30, 1997, the Company invested approximately $20.6 million in property and equipment, primarily for the construction of the Permanent Vessel. The Company has committed to spend approximately $50.0 million on the Permanent Vessel, including gaming-related equipment. To date, the Company has expended approximately $28.8 million for the construction, design, engineering and equipping of the Permanent Vessel, which includes approximately $1.1 million in capitalized interest. The Company has also contributed approximately $1.7 million from working capital to BHR for general enhancements.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the six months ended June 30, 1997, net cash provided from operations totaled approximately $2.2 million. Consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $4.0 million and $8.8 million, respectively, during the three and six month periods ended June 30, 1997.

As of June 30, 1997, loans included: (i) $105 million 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture);
(ii) approximately $11 million borrowed from BDI; and (iii) approximately $4 million of equipment financing. At June 30, 1997, approximately $27.7 million of the proceeds from the Senior Secured Notes, together with interest earned thereon, were held in escrow for future cash requirements of the Company and were allocated approximately as follows: (a) $17 million for the Permanent Vessel; and (b) $11 million designated to repay the loan due to BDI. The portion designated for the repayment of the loan due to BDI cannot be paid to BDI until certain remaining conditions, principally the delivery of the Permanent Vessel, are met. Until repaid, these funds are available, subject to certain limitations and qualifications, to the Company for completion of the BHR's facilities and the Permanent Vessel.

If the Company is determined to be in default under the Indenture underlying the Senior Secured Notes, the proceeds from the Senior Secured Notes held in escrow may no longer be available to the Company and the Senior Secured Notes may be accelerated. Either event could materially adversely affect the Company.

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of the Company's commitment are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (a substantial portion of which has been expended through June 30, 1997, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

The Company anticipates that additional capital contributions to BHR, currently estimated not to exceed $500,000, may be required for the BHR facilities. The Company and the Joint Venture Partner are continuing to review the feasibility of purchasing additional property for and of constructing a covered parking facility at the Gaming Complex. The cost of purchasing the additional property and of constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds designated for the repayment of the note due to BDI, provided that the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that such facility will be constructed or that sufficient funds will be available for such construction.

The Company currently conducts its gaming operations on the Chartered Vessel which, upon the expiration of the underlying lease agreement, must be redelivered afloat at the Company's cost and expense to the owner of the Chartered Vessel in accordance with the terms of such lease agreement. The Company currently anticipates returning the Chartered Vessel once the Company's Permanent Vessel is placed into service (which is expected to occur in the fourth quarter of 1997). The Company must pay the cost of any repairs which are necessary to bring the Chartered Vessel into the condition required on redelivery under the lease agreement. The cost of these additional expenditures is undetermined at this time.

It is the Company's intention to transfer all 932 slot machines currently operating on the Chartered Vessel to the Permanent Vessel. The Company is currently exploring various methods of transferring these slot machines to the Permanent Vessel with the IGC. It is anticipated that a temporary shutdown of the Chartered Vessel may be required to accomplish this transfer. The duration and financial impact of such a shut down is undetermined at this time. A lengthy shut-down could have a material and adverse affect on the Company. The Company anticipates purchasing additional slot machines and gaming equipment for use on the Permanent Vessel for an approximate aggregate cost of $4 million to $5 million, with the financing for such purchase to be provided by the manufacturer of such machines and equipment and/or by a third party financing source.

In addition, the Company is currently exploring its options with respect to refinancing the terms of its current equipment financing arrangements for the slot machines and equipment currently used on the Chartered Vessel in an effort to take advantage of more favorable market conditions.

Based upon the Company's anticipated future operations and capital expenditures, management believes that available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures (including the additional gaming equipment required for the Permanent Vessel) and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1997. No assurance can be given, however, that operating cash flow and such other proceeds will be sufficient for such purposes or that the Company will be successful in obtaining more favorable terms with respect to a refinancing for the machines and equipment currently used on the Chartered Vessel or in obtaining favorable terms with respect to the financing for the additional machines and equipment to be used on the Permanent Vessel. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

                          PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against the Joint Venture Partner and certain of its affiliates, the Company and its affiliates, the Indiana Gaming Commission (the "IGC"), the City of Gary and the Mayor of the City of Gary and certain other parties affiliated with the City of Gary. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the Joint Venture Partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City of Gary with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting his original dismissal to only matters regarding the injunctive relief. In April 1997 the order that purported to reinstate the suit was dismissed and the July 11, 1996 order dismissing the suit with prejudice was reinstated. Plaintiffs did not commence a timely appeal of such action by the court and, as a result, the case is concluded.

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


Item 6. Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 Exhibit 27 -- Financial Data Schedule (EDGAR filing only).

         (b)     Reports on Form 8-K.

                 None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                   THE MAJESTIC STAR CASINO, LLC

Date:  August 14 ,1997             By: /s/ Don H. Barden
                                   ----------------------------------------
                                       DON H. BARDEN,
                                       President and Chief Executive Officer
                                       (principal executive officer)


Date:  August 14, 1997             By: /s/ Michael E. Kelly
                                   ----------------------------------------
                                       MICHAEL E. KELLY,
                                       Vice President and Chief Financial
                                       Officer
                                       (principal financial and accounting
                                       officer)