Form 10-Q
period 1997-09-30
MAJESTIC STAR CASINO LLC
filed 1997-11-14
CIK 1016466

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D. C.  20549

                                                FORM 10-Q
(Mark One)
    [ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 1997

or

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

Shares outstanding of each of the registrant's classes of common stock as of September 30, 1997:

Class                                 Number of shares
-----                                 ----------------
Not applicable                        Not applicable

























                                      THE MAJESTIC STAR CASINO, LLC

                                                  Index



Part I                   FINANCIAL INFORMATION

        Item 1.          Financial Statements

                         Balance Sheets, as of  September 30,
                         1997 (Unaudited) and December 31, 1996

                         Statements of Income (Unaudited) For the
                         Three Months and Nine Months Ended
                         September 30, 1997 and 1996

                         Statements of Cash Flows (Unaudited)
                         For the Nine Months Ended September 30,
                         1997 and 1996

                         Notes to Financial Statements (Unaudited)

        Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations

Part II                  OTHER INFORMATION


        Item 1.          Legal  Proceedings


        Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES



































                                     PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                      The Majestic Star Casino, LLC
                                             Balance Sheets

                                                September 30,   December 31,

                                                    1997            1996
                                                 (Unaudited)

----------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                 $ 10,401,438    $  8,935,999
    Accounts receivable, less allowance
      for doubtful accounts of $290,000 and
      $190,000, respectively                       568,003         557,816
    Inventories                                     23,309          24,651
    Prepaid expenses                             1,385,550       1,169,868
                                                ----------      ----------
       Total current assets                     12,378,300      10,688,334
                                                ----------      ----------
Property, equipment, and vessel improvements,
  net                                           57,128,930      24,124,802
                                                ----------      ----------
Other Assets:
  Organizational costs, less accumulated
    amortization of $36,959 and $15,772,
    respectively                                   104,283         125,469
  Deferred financing costs, less accumulated
    amortization of $799,686 and $357,640,
    respectively                                 3,298,404       3,757,667
  Deferred costs, less accumulated amortization
    of $3,125,231 and $2,131,166, respectively   4,238,652       5,023,767
  Investment in Buffington Harbor Riverboats,
    L.L.C.                                      44,412,948      44,946,852
  Other assets and deposits                      2,091,767       2,028,260
  Restricted Cash                               18,231,885      51,688,854
                                                ----------      ----------
       Total other assets                       72,377,939     107,570,869
                                                ----------     -----------
       Total Assets                           $141,885,169    $142,384,005
                                               ===========     ===========
LIABILITIES AND MEMBERS' EQUITY
  Current Liabilities:
    Current maturities of long-term debt      $  1,837,808    $  2,211,599
    Accounts payable                               546,049         544,154
    Other accrued liabilities:
      Payroll and related                        1,053,633         593,492
      Interest                                   6,358,318       2,468,698
      Other accrued liabilities                  1,740,423       1,496,758
      Due to Buffington Harbor Riverboats, L.L.C.  427,615         826,512
                                                ----------       ---------
       Total Current Liabilities                11,963,846       8,141,213

Long-term debt, net of current maturities      110,491,947     108,120,746
Note to member                                  10,759,355      10,759,355
Commitments and Contingencies (3)                        -               -
                                               -----------     -----------
       Total Long-term Liabilities             121,251,302     118,880,101
                                               -----------     -----------
         Total Liabilities                     133,215,148     127,021,314
                                               -----------     -----------
Members' Equity:
  Member's contributions                        24,000,000      24,000,000
  Retained earnings (Accumulated deficit)      (15,329,979)    ( 8,637,309)
                                               -----------     -----------
       Total members' equity                     8,670,021      15,362,691
                                               -----------     -----------
       Total Liabilities and Member's Equity  $141,885,169    $142,384,005
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                      The Majestic Star Casino, LLC

                                          Statements of Income
                                              (Unaudited)


                                    Three Months         Three Months         Nine Months           113 Days
                                 Ended September 30,  Ended September 30,  Ended September 30,  Ended September 30,
                                         1997                 1996                 1997                1996
-------------------------------------------------------------------------------------------------------------------
Revenues:
  Casino                           $ 22,413,821         $  24,338,786         $  68,643,630        $  29,817,655
  Food and beverage                     346,619               389,587             1,098,545              480,107
  Other                                 138,061               258,777               571,114              276,317
                                     ----------            ----------            ----------           ----------
     Gross Revenues                  22,898,501            24,987,150            70,313,289           30,574,079
                                     ----------            ----------            ----------           ----------
Costs and Expenses:
  Casino                              4,152,513             4,115,062            12,285,076            5,100,167
  Gaming and admission
    taxes                             6,537,509             7,246,987            19,990,487            8,885,743
  Food and beverage                     496,484               489,439             1,465,666              594,996
  Advertising and promotion           4,080,471             2,205,617             8,945,472            2,786,131
  General and administrative          5,394,817             5,243,565            16,319,134            6,136,739
  Economic incentive - City of Gary     679,976               730,256             2,068,421              896,163
  Depreciation and amortization       1,833,329             1,705,393             5,437,064            2,045,336
  Pre-opening costs                           -                     -                     -            4,586,879
                                     ----------            ----------            ----------           ----------
       Total costs and expenses      23,175,099            21,736,319            66,511,320           31,032,154
                                     ----------            ----------            ----------           ----------
       Operating Income (Loss)         (276,598)            3,250,831             3,801,969             (458,075)

Other Income (Expense)
  Loss on investment in Buffington
    Harbor Riverboats, L.L.C.          (866,735)             (613,556)           (2,576,980)          (1,196,416)
  Interest income                       509,819               326,290             1,668,824              557,680
  Interest expense                   (2,638,072)           (2,128,733)           (9,120,246)          (3,021,739)
    Interest expense to affiliate      (155,025)             (160,200)             (466,239)            (196,163)
                                     ----------             ---------             ---------            ---------
      Total other income (expense)   (3,150,013)           (2,576,199)          (10,494,641)          (3,856,638)
                                     ----------            ----------            ----------            ---------
      Net Income (Loss)             $(3,426,611)          $   674,632          $ (6,692,672)         $(4,314,713)
                                     ==========            ==========            ==========           ==========











                                          The accompanying notes are an integral part of these financial statements.













                                      The Majestic Star Casino, LLC

                                        Statements of  Cash Flows
                                               (Unaudited)


                                                       For the nine months    For the 113 Days
                                                       Ended September 30,   Ended September 30,
                                                             1997                 1996
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                 $ (6,692,672)        $ (4,314,713)
Adjustment to reconcile net loss to net cash provided
   by operating activities
  Depreciation                                              3,979,769            2,045,336
  Amortization                                              1,457,296                    -
  Deferred expenses                                          (191,734)                   -
  Loss on investment in Buffington Harbor Riverboats,
     L.L.C.                                                 2,576,980            1,196,416
  Decrease in accounts receivable, net                        (10,187)          (1,406,905)
  (Increase) decrease in inventories                            1,342              (29,836)
  Increase in prepaid expenses                               (215,682)          (1,324,730)
  Increase in other assets                                          -           (1,822,175)
  Increase in accounts payable                                  1,895            1,457,302
  Increase in accrued payroll and other expenses              460,141              676,588
  Increase in accrued interest                              3,888,463            5,269,297
  Decrease in other accrued liabilities                      (161,071)           1,794,454
                                                           ----------           ----------
  Net cash provided by operating activities                 5,269,958            3,541,034
                                                           ----------           ----------
Cash Flows From Investing Activities:
  Acquisition of property, equipment and vessel
     improvements                                         (36,983,897)         (19,897,505)
  Increase in Chartered Vessel deposit                        (56,507)          (1,434,201)
  Deferred Income                                                   -               66,224
  Investment in Buffington Harbor Riverboats, L.L.C.      ( 2,043,075)         (23,888,080)
  (Increase) decrease in restricted cash                   33,456,969          (64,057,577)
                                                           ----------           -----------
    Net cash used by investment activities                 (5,626,510)        (109,211,139)
                                                           ----------          -----------
Cash Flows From Financing Activities
  Proceeds from issuance of 12.75% Senior Secured Notes             -          105,000,000
  Proceeds from equipment financing                         3,960,415            6,624,426
  Cash paid to reduce long-term debt                       (1,963,007)            (875,916)
  Payment of Senior Secured Notes issuance costs                    -           (3,880,680)
                                                           ----------          -----------
    Net cash provided by financing activities               1,821,991          106,867,830
                                                           ----------          -----------
Net increase in cash and cash equivalents                   1,465,439            1,197,726

Cash and cash equivalents, beginning of period              8,935,999            8,446,389
                                                           ----------          -----------
Cash and cash equivalents, end of period                $  10,401,438        $   9,644,114
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




THE MAJESTIC STAR CASINO, LLC
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 1     Basis of Presentation

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County in the State of Indiana on June 7, 1996.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. To the extent included, comparative information for the period ended September 30, 1996 is for the period of June 7, 1996 (the date the Company commenced operations) through September 30, 1996. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2     Investment in Buffington Harbor Riverboats, L.L.C. ("BHR"):

The following financial information is presented for BHR, a joint venture with Trump Indiana, Inc. (the "Joint Venture Partner") in which the Company holds a 50% equity interest. BHR owns and operates the gaming complex from which the Company operated a vessel chartered from a subsidiary of President Casino's, Inc. (the "Chartered Vessel") for the period of June 7, 1996 through October 20, 1997.

                                  Buffington Harbor Riverboats, L.L.C.
                                          Statements of Income
                                               (Unaudited)

                 Three Months          Three Months          Nine Months          113 Days
             Ended September  30,  Ended September 30,  Ended September 30,  Ended September 30,
                    1997                  1996                 1997                1996
             ----------------------------------------------------------------------------------
Gross Revenue     $5,285,030           $5,208,318           $17,017,373         $6,663,128
Operating Loss    $  285,713           $  471,119           $   860,033         $  341,085
Net Loss          $1,751,262           $1,277,827           $ 5,171,753         $2,753,908




















                                      THE MAJESTIC STAR CASINO, LLC
                              NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


Note 3                 Commitments and Contingencies:

Legal Proceedings

The Company may, from time to time, be subject to legal proceedings and claims. Litigation involves many uncertainties. Management is currently unaware of any significant pending litigation affecting the Company, other than those discussed below.

On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against the Joint Venture Partner and certain of its affiliates, the Company and its affiliates, the Indiana Gaming Commission (the "IGC"), the City and the Mayor of the City and certain other parties affiliated with the City . The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the Joint Venture Partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting the original dismissal to only matters regarding the injunctive relief. In April 1997, the order that purported to reinstate the suit was dismissed and the July 11, 1996 order dismissing the suit with prejudice was reinstated. Plaintiffs did not commence a timely appeal of such action by the court and, as a result, the case is concluded.

On August 18, 1997, a lawsuit filed on March 5, 1997 in Lake Circuit Court, Crown Point, Lake County, Indiana, naming Don H. Barden and the Company as defendants was dismissed. Plaintiffs did not commence a timely appeal of such action by the court and, as a result, the case is concluded. The suit alleged that the defendants failed to enter into an agreement to sell five percent of the Company to the three plaintiffs. The plaintiffs requested unspecified damages and attorney's fees.




























                                      THE MAJESTIC STAR CASINO, LLC
                              NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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




















































Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward-Looking Information

This quarterly report includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the purchase of real estate for, and the design and construction of, a new covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, directors or key employees; loss or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; adverse results of significant litigation matters.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

The Company was formed in December 1993 as an Indiana limited liability company, to develop a riverboat casino in the City, as its sole operation. The Company's efforts resulted in the IGC granting the Company a five year riverboat owner's license on June 3, 1996. The Company's operations began on June 7, 1996. During the month of June 1996 and the period of June 7, 1996 through September 30, 1996, the Company operated 21 days and 113 days, respectively.

The Company's operations during the three and nine months ended September 30, 1997 and September 30, 1996 were conducted on the Chartered Vessel. The Chartered Vessel is chartered pursuant to a five year lease, which began in May 1996, and contains approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games. The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the IGC advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due to winter weather conditions during the first quarter of 1997, the Company conducted all gaming operations with the Chartered Vessel docked. Effective April 1, 1997, the Company resumed a regular cruising schedule. Gross revenues for the three month and nine month periods ended September 30, 1997 were approximately $22,899,000 and $70,313,000, respectively.

The Company entered into various agreements for the design, engineering and construction of a vessel (the "Permanent Vessel") to replace the Chartered Vessel. The Permanent Vessel is owned by the Company and contains approximately 43,000 square feet of casino space on three decks, 1,550 slot machines and 60 table games. The Company anticipates increasing the number of table games to 71 later during the fourth quarter. The Permanent Vessel has an atrium, escalators and elevators. The Company had the Permanent Vessel constructed at a fixed cost of $33 million. The Company has expended, in addition to such fixed cost, approximately $7 million for design, engineering, and owner furnished materials, excluding additional gaming-related equipment, and the cost of additional gaming-related equipment expenditures will approximate $10 million. The company will pay the fixed costs aggregating $40 million for the construction of the Permanent Vessel from the cash collateral acccount. The $10 million cost of the additional gaming-related equipment expenditures is being funded through available cash flow from the casino's operations and through certain equipment financing.

The Company temporarily ceased all gaming operations on the Chartered Vessel for seven (7) days beginning October 20, 1997. The temporary shutdown of operations allowed the Company to transfer all 932 slot machines and other gaming related equipment operating on the Chartered Vessel to the Permanent
Vessel.  Effective   October 26, 1997, the Company completed the outfitting
of the Permanent Vessel and pursuant to IGC regulations conducted a thirteen
(13) hour live test of the Company's gaming operations on October 27, 1997. Also in accordance with various IGC Regulations, the Company again temporarily ceased operations for two (2) days at the conclusion of the thirteen (13) hours of testing to allow the IGC to review the Company's accounting and internal controls. On Thursday, October 30, 1997, at 8:00am, the IGC officially approved the Permanent Vessel for gaming operations and the Permanent Vessel was then opened to the public. The Company had committed under the terms of its Senior Exchange Secured Notes due 2003 (the "Senior Exchange Secured Notes") to replace the Chartered Vessel with the Permanent Vessel no later than June 30, 1998. The Company anticipates returning the Chartered Vessel to the lessor, President Casino's, Inc., prior to May 1998.

The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed BHR to own and operate certain common facilities at Buffington Harbor (the "Gaming Complex") such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and Trump each have a fifty-percent ownership interest in BHR.

Results of Operations

Since the Company commenced operations on June 7, 1996, the Company has limited operating history and lacks a comparable period for prior years with respect to the nine month period ended September 30, 1997. Nonetheless, the discussion of results of operations contained herein provides a comparison of the full nine month period ended September 30, 1997 with the 113 day stub-period ended September 30, 1996.

The following table contains, for the periods indicated, the following information: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                              Statements of Income - - Summary Information

                    Three Months         Three Months         Nine Months           113 Days
                 Ended September 30,  Ended September 30,  Ended September 30,  Ended September 30,
                         1997                1996                 1997                 1996
                 ------------------  --------------------  ------------------   ------------------
                                    (dollars in thousands)

Revenues (1)            $ 22,899             $24,987              $70,313              $30,574
Operating Income (Loss) $   (277)            $ 3,251 (2)          $ 3,802              $  (458)  (2)
EBITDA (3)              $  1,950            $  5,350              $10,420             $  6,660






                    Statements of Income - Percentage of Gross Revenues


                            Three Months         Three Months          Nine Months          113 Days
                         Ended September 30,  Ended September 30,  Ended September 30,  Ended September 30,
                                  1997                 1996                  1997               1996
                         ------------------   ------------------   ------------------   ----------------

Revenues:
  Casino                            97.9%               97.4%                97.6%                97.5%
  Food and beverage                  1.5                 1.6                  1.6                  1.6
  Other                              0.6                 1.0                  0.8                  0.9
                                    ----                ----                 ----                 ----
  Gross Revenues                   100.0               100.0                100.0                100.0

Costs and Expenses:
  Casino                            18.1                16.5                 17.5                 16.7
  Gaming and admission
    taxes                           28.5                29.0                 28.4                 29.1
  Food and beverage                  2.2                 2.0                  2.1                  1.9
  Advertising and promotion         17.8                 8.8                 12.7                  9.1
  General and administrative        23.6                21.0                 23.2                 20.1
  Economic incentive-City of Gary    3.0                 2.9                  2.9                  2.9
  Depreciation and amortization      8.0                 6.8                  7.7                  6.7
  Pre-opening costs                  0.0                 0.0  (2)             0.0                 15.0 (2)
                                    ----                ----                 ----                  ----
       Total                       101.2                87.0                 94.6                 101.5
Operating Income (Loss):            (1.2)               13.0                  5.4                  (1.5)
Other Income (Expense):
  Loss on investment in BHR         (3.8)               (2.5)                (3.7)                 (3.9)
  Interest income                    2.2                 1.3                  2.4                   1.8
  Interest expense                 (11.5)               (8.5)               (13.0)                 (9.9)
  Interest expense to affiliate     (0.7)               (0.6)                (0.7)                 (0.6)
       Total                       (13.8)              (10.3)               (14.9)                (12.6)
                                    ----                ----                  ----                 ----
Net Income (Loss):                 (15.0)%               2.7%                (9.5)%                (14.1)%

                                    ----                ----                  ----                 ----
  EBITDA:     (3)                    8.5%               21.4%                 14.8%                21.8%
                                    ----                ----                  ----                 ----

----------------
(1)        The Company commenced operations on June 7, 1996.

(2)        Includes approximately $4.6 million of pre-opening expenses.

(3) EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include chartered vessel lease payments) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. For the 113 day period ended September 30, 1996, EBITDA also excludes approximately $4.6 million of pre-opening costs.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Set forth below is a discussion, for the periods indicated, of the Company's results of operations.

Comparison of the Three Months Ended September 30, 1997 and  1996

Gross revenues for the third quarter ended September 30, 1997 amounted to approximately $22,899,000, a decrease of approximately $2,089,000 from gross revenues recorded in the third quarter ended September 30, 1996. The decrease was attributable to two additional competitors operating in the marketplace during the three months ended September 30, 1997. With the addition of these two competitors, all five riverboat licenses, including the Company, designated for Northwest Indiana are now operational and no additional licenses are to be issued under the original Riverboat Gambling Act. The Chartered Vessel, at 26,000 square feet of gaming space, was susceptible to such a decline in gross revenues due to the fact that the Chartered Vessel was the smallest facility in the marketplace, was twenty-five years old and lacked many of the amenities which the competitors introduced in the martketplace. The Company, on October 27, 1997, opened the Permanent Vessel to the public. The Permanent Vessel contains approximately 43,000 square feet of casino space on three decks, an increase of approximately 65% over the Chartered Vessel. The Company has also correspondingly increased the number of gaming positions by approximately 65%. The Permanent Vessel has an atrium, escalators and elevators. With the increased capacity and additional amenities, the Company anticipates that gross revenues and cash flow will increase. No assurance, however, can be given that such an increase will occur.

Casino revenues during the third quarter ended September 30, 1997 totaled approximately $22,414,000, of which slot machines accounted for approximately $16,623,000 (74.2%) and table games accounted for approximately $5,791,000 (25.8%). The average number of slot machines in operation increased to 932 during the third quarter ended September 30, 1997 from 924 during the third quarter ended September 30, 1996. The average win per slot machine per day decreased to $194 for the third quarter ended September 30, 1997 from $202 during the third quarter ended September 30, 1996. The average number of table games operated during both quarters was
50. The average win per table game per day during the third quarter ended September 30, 1997 declined to approximately $1,259 versus $1,551 in the third quarter ended September 30, 1996, due primarily to a 21.8% decrease in the table drop. The average daily win per state passenger count was $55 and the average daily win per patron was $33 during the third quarter ended September 30, 1997, an increase of 8.2% and 6.6%, respectively, compared to the third quarter ended September 30, 1996.

Food and beverage revenue for the third quarter ended September 30, 1997 totaled approximately $347,000 and other revenue, consisting primarily of commission income, totaled approximately $138,000.

Casino operating expenses for the third quarter ended September 30, 1997 totaled approximately $4,153,000, or 18.1% and 18.5% of gross revenues and casino revenues, respectively, versus approximately $4,115,000, or 16.5% and 16.9% of gross revenues and casino revenues, respectively, for the third quarter ended September 30,1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The 1.6% increase in casino operating expenses as a percentage of gross revenues and casino revenues during the third quarter ended September 30, 1997 over the comparable quarter last year was primarily the result of a slight increase in payroll combined with a 7.9% decline in casino revenues.

Gaming and admissions taxes totaled approximately $6,538,000 for the third quarter ended September 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $680,000 was paid during the third quarter ended September 30, 1997 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the third quarter ended September 30, 1997 totaled approximately $4,080,000, or 17.8% of gross revenues, versus approximately $2,206,000, or 8.8% of gross revenues during the third quarter ended September 30, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The 9.0% increase in advertising and promotion expenses as a percentage of gross revenues during the third quarter ended September 30, 1997 over the comparable quarter last year was primarily the result of increased expenditures associated with direct mail (i.e., promotions and rebates offered to customers using the slot machines), bus subsidies (i.e., promotions and discounts for customers traveling by bus to the Company's gaming complex) and an increase in general media, including billboards, print and radio, to heighten the Company's overall presence within the marketplace in light of additional competition, as well as the anticipated opening of the Permanent Vessel in late October 1997.

General and administrative expenses for the third quarter ended September 30, 1997 were approximately $5,395,000, or 23.6% of gross revenues, versus $5,244,000, or 21.0% of gross revenues, during the third quarter ended September 30, 1996. These expenses included approximately $1,570,000 for berthing fees paid to BHR, $1,729,000 for marine operations and $453,000 for security and surveillance operations during the third quarter in 1997. The $151,000, or 2.6% increase is primarily the result of a 4.5% increase in marine operations associated with housekeeping (cleaning) expenses.

Depreciation and amortization for the third quarter ended September 30, 1997 was approximately $1,833,000, or 8.0% of gross revenues, compared with approximately $1,705,000, or 6.8% of gross revenues, during the third quarter ended September 30, 1996. The amount of depreciation and amortization, both in dollars and as a percentage of gross revenues, is anticipated to increase significantly now that the Permanent Vessel is completed and has been placed into service as the site for the Company's gaming operations.

The operating loss for the three months ended September 30, 1997 was approximately $277,000, or 1.2% of gross revenues, compared with an operating income for the three months ended September 30,1996 of $3,251,000, or 13.0% of gross revenues. The decrease is principally attributable to an 8.4% decrease in gross revenues combined with a 9.0% increase in advertising and promotion expenses for the three months ended September 30, 1997 compared to the period ended September 30, 1996.

Net interest expense for the third quarter ended September 30, 1997 was $2,283,000, or approximately 10.0% of gross revenues, versus $1,963,000, or approximately 7.9% of gross revenues, for the same period last year. The increase of $320,000, or 2.1% of gross revenues is principally the result of a decrease in capitalized interest associated with the construction of the Permanent Vessel. Net interest expense for the three months ended September 30, 1997 includes accrued but unpaid contingent interest due under the Senior Exchange Secured Notes of approximately $103,000. No contingent interest was paid under the Senior Exchange Secured Notes during the third quarter ended September 30, 1997 and 1996.

The Company's loss in its investment in BHR for the third quarter ended September 30, 1997 was approximately $867,000. The loss represents the Company's 50% share of BHR's net loss for the third quarter ended September 30, 1997.

As a result of the foregoing, the company experienced a net loss for the third quarter ended September 30, 1997 of approximately $3,427,000.

Comparison of the Nine Months Ended September 30, 1997 and 113 Days Ended September 30, 1996

Gross revenues for the nine months ended September 30, 1997 amounted to approximately $70,313,000, an increase of $39,739,000 over gross revenues recorded in the nine months ended September 30, 1996. The increase was attributable to the Company operating the entire nine months ended September 30, 1997 compared to 113 days of operations in the nine month period ended September 30, 1996.

Casino revenues during the nine months ended September 30, 1997 totaled approximately $68,644,000, of which slot machines accounted for approximately $51,535,000 (75.1%) and table games accounted for approximately $17,109,000 (24.9%). The average number of slot machines in operation increased to 930 during the nine months ended September 30, 1997 from 924 during the nine months ended September 30, 1996. The average win per slot machine per day slightly decreased to $203 for the nine months ended September 30, 1997 from approximately $204 during the nine months ended September 30, 1996. The average number of table games operated during both periods was 50. The average win per table game per day during the nine months ended September 30, 1997 declined to approximately $1,253 versus $1,516 in the nine months ended September 30, 1996, due primarily to a 1.6% decrease in the table game hold percentage. The average daily win per state passenger count was $56 and the average daily win per patron was $33 during the nine months ended September 30, 1997, an increase of 8.9% and 7.2%, respectively, compared to the nine months ended September 30, 1996.

Food and beverage revenue for the nine months ended September 30, 1997 totaled approximately $1,099,000 or 1.6% of gross revenues, versus approximately $480,000 or 1.6% of gross revenues for the nine month period ended September 30, 1996. Other revenue, consisting primarily of commission income, totaled approximately $571,000 or .8% of gross revenues, versus approximately $276,000 or .9% of gross revenues for the nine month period ended September 30, 1996. The dollar increase in food and beverage revenue as well as other revenue is the result of the Company operating the entire nine months ended September 30, 1997 compared to 113 days of operations in the nine month period ended September 30, 1996.

Casino operating expenses for the nine months ended September 30, 1997 totaled approximately $12,285,000, or 17.5% and 17.9% of gross revenues and casino revenues, respectively, versus approximately $5,100,000, or 16.7% and 17.1% gross revenues and casino revenues, respectively, for the nine month period ended September 30, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The slight increase in casino operating expenses as a percentage of gross revenues and casino revenues was primarily the result of an increase in payroll expenses combined with the Company operating the entire nine months ended September 30, 1997 compared to 113 days of operations in the nine month period ended September 30, 1996.

Gaming and admissions taxes totaled approximately $19,990,000 for the nine months ended September 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana Gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,068,000 was paid during the nine months ended September 30, 1997 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the nine months ended September 30, 1997 totaled approximately $8,945,000, or 12.7% of gross revenues, versus approximately $2,786,000, or 9.1% of gross revenues, during the nine month period ended September 30, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events. The 3.6% increase in advertising and promotion expenses as a percentage of gross revenues during the nine months ended September 30, 1997 compared to the 113 days of operations in the nine month period ended September 30, 1996 was primarily the result of increased expenditures associated with direct mail (i.e., promotions and rebates offered to customers using the slot machines) bus subsidies (i.e., promotions and discounts for customers traveling by bus to the Company's gaming complex), and an increase in general media including billboards, print and radio to heighten the Company's overall presence within the marketplace in light of additional competition as well as the anticipated opening of the Permanent Vessel in late October 1997.

General and administrative expenses for the nine months ended September 30, 1997 were approximately $16,319,000, or 23.2% of gross revenues, versus $6,137,000, or 20.1% of gross revenues for the nine month period ended September 30, 1996. These expenses included approximately $4,857,000 for berthing fees paid to BHR, $5,010,000 for marine operations and $1,408,000 for security and surveillance operations. The increase in these expenses is attributed to an overall increase of approximately 1.5% in marine operations as well as operating a full nine months for the period ended September 30, 1997 compared to the 113 days for the period ended September 30, 1996.

Depreciation and amortization for the nine months ended September 30, 1997 was approximately $5,437,000, or 7.7% of gross revenues, compared with approximately $2,045,000, or 6.7% of gross revenues, during the nine months ended September 30, 1996. The amount of depreciation and amortization, both in dollars and as a percentage of gross revenues, is anticipated to increase significantly now that the Permanent Vessel is completed and has been placed into service as the site for the Company's gaming operations.

Operating income for the nine months ended September 30, 1997 approximated $3,802,000, or 5.4% of gross revenues, compared with an operating loss in nine months ended September 30, 1996 of $458,000, or 1.5% of gross revenues. The results for the nine months ended September 30, 1996 included pre-opening costs of approximately $4,587,000.

Net interest expense for the nine months ended September 30, 1997 was approximately $7,918,000, or 11.3% of gross revenues, versus approximately $2,660,000, or 8.7% of gross revenues, for the same period last year. The increase is attributed to operating a full nine months for ther period ended September 30, 1997 compared to the 113 days for the period ended September 30, 1996. Net interest expense for the three months ended September 30, 1997 includes accrued but unpaid contingent interest due under the Senior Exchange Secured Notes of approximately $545,000. No contingent interest was paid under the Senior Exchange Secured Notes during the nine months ended September 30, 1997 and the nine months ended September 30, 1996 .

The Company's loss in its investment in BHR for the nine months ended September 30, 1997 was approximately $2,577,000. The loss represents the
Company's 50% share of BHR's net loss for the nine months ended   September
30, 1997. As a result of the foregoing, the Company experienced a net loss of approximately $6,693,000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding Chartered Vessel lease payments of approximately $393,750) was approximately $1,950,000, or 8.5% of gross revenues, during the third quarter of 1997 compared to approximately $5,350,000, or 21.4% of gross revenues, during the quarter ended September 30, 1996. The dollar decrease in EBITDA is primarily due to an 8.4% decline in gross revenues combined with an increase in advertising and promotion expense.

EBITDA (excluding Chartered Vessel lease payments of approximately $1,181,250) for the nine months ended September 30, 1997 was approximately $10,420,000, or 14.8% of gross revenues, compared to $6,660,000, or 21.8% of gross revenues, for the 113 days ended September 30, 1996. The dollar increase is due to operating a full nine months during the period ended September 30, 1997 compared to the 113 days for the period ended September 30, 1996.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities (as a measure of liquidity).

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents of approximately $10.4 million and restricted cash of approximately $18.2 million. For the nine months ended September 30, 1997, the Company invested approximately $37 million in property and equipment, primarily for the construction of the Permanent Vessel. The Company has committed to spend approximately $50 million, excluding capitalized interest, on the Permanent Vessel. To date, the Company has expended approximately $45.2 million for the construction, design, engineering and equipping of the Permanent Vessel, which includes approximately $2 million in capitalized interest. The Company has also contributed approximately $2 million from working capital to BHR for general enhancements.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the nine months ended September 30, 1997, net cash provided from operations totaled approximately $5.3 million. Consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $2.1 million for the quarter ended September 30, 1997 and $6.1 million for the semiannual period.

As of September 30, 1997, loans included: (i) $105 million 12.75% Senior Exchange Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $11 million borrowed from BDI; and (iii) approximately $7.3 million of equipment financing.

At September 30, 1997, approximately $18.2 million of the proceeds from the Senior Secured Notes, together with interest earned thereon, were held in escrow for future cash requirements of the Company and were allocated approximately as follows: (a) $7 million for the Permanent Vessel; and (b) $11 million designated to repay the loan due to BDI. The portion designated for the repayment of the loan due to BDI cannot be paid to BDI until certain remaining conditions, principally the delivery of the Permanent Vessel, (as defined in the Indenture) are met. The conditions for the repayment of the loan due to BDI are expected to be met during the fourth quarter of 1997. Until repaid, these funds are available, subject to certain limitations and qualifications, to the Company for capital contributions to the BHR facilities and the Permanent Vessel.

If the Company is determined to be in default under the Indenture underlying the Senior Secured Notes, the proceeds from the Senior Secured Notes held in escrow may no longer be available to the Company and the Senior Secured Notes may be accelerated. Either event could materially adversely affect the Company.

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of the Company's commitment are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (a substantial portion of which has been expended through September 30, 1997, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

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

The Company through October 19, 1996 conducted its gaming operations on the Chartered Vessel which, upon the expiration of the underlying lease agreement, must be redelivered afloat at the Company's cost and expense to the owner of the Chartered Vessel in accordance with the terms of such lease agreement. The Company anticipates returning the Chartered Vessel to the lessor, President Casino's Inc., prior to May 1998 now that the Company's Permanent Vessel has been placed into service. The Company must pay the cost of any repairs which are necessary to bring the Chartered Vessel into the condition required on redelivery under the lease agreement. The cost of these additional expenditures is undetermined at this time.

Based upon the Company's anticipated future operations on board the Permanent Vessel, and capital expenditures, management believes that the available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1997. No assurance can be given, however, that operating cash flow from the Permanent Vessel in light of increased competition within the marketplace and such other proceeds will be sufficient for such purposes or that the Company will be successful in obtaining favorable terms with respect to the financing of additional equipment to be used on the Permanent Vessel. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Start-Up of Permanent Vessel

The Company temporarily ceased all gaming operations on the Chartered Vessel for seven (7) days beginning October 20, 1997 and on the Permanent Vessel for two (2) days beginning October 28, 1997. The temporary shutdown of operations allowed the Company to transfer all 932 slot machines and other gaming related equipment operating on the Chartered Vessel to the Permanent Vessel as well as to complete required IGC compliance testing on the Permanent Vessel. The Company estimates that the nine (9) day shutdown caused the Company to lose approximately $2.0 million in gross gaming revenues.

The Company has purchased additional slot machines for use on the Permanent Vessel for an approximate aggregate cost of $4.2 million, with the financing for such purchase provided by a third party. The Company also has refinanced the terms of its current equipment financing arrangements for the 932 slot machines and related equipment previously used on the Chartered Vessel in an effort to take advantage of more favorable market conditions. Specifically, the refinancing of the Company's current equipment provided for an 11.5% fixed rate of interest as opposed to a variable rate and the term of the financing was extended by an additional twenty months. The Company also anticipates during the fourth quarter of 1997 to finance approximately $2.5 million of other gaming equipment associated with the Permanent Vessel.

































                                       PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

On May 1, 1996, a class action complaint was filed in the Lake Superior Court in Gary, Indiana, against the Joint Venture Partner and certain of its affiliates, the Company and its affiliates, the IGC, the City and the Mayor of the City and certain other parties affiliated with the City. The plaintiffs were comprised of two local contractors, a former city employee, and five persons who claim that they were to be investors in the riverboat casinos to be operated in Gary, Indiana. The complaint alleged, among other things, that the Joint Venture Partner and the Company each have failed to meet certain obligations with respect to minority hiring goals, utilization of minority and/or women contractors, investment in city projects and providing certain residents of the City with the right to acquire a 15% equity interest in their respective projects. Plaintiffs sought various remedies including damages and injunctive relief in the form of an order to enjoin the IGC from issuing gaming licenses to the Company and the Joint Venture Partner until they have complied with these conditions. On July 11, 1996, the court granted a motion filed by the defendants and the lawsuit was dismissed with prejudice. In December 1996, an order was entered by the trial judge limiting the original dismissal to only matters regarding the injunctive relief. In April 1997, the order that purported to reinstate the suit was dismissed and the July 11, 1996 order dismissing the suit with prejudice was reinstated. Plaintiffs did not commence a timely appeal of such action by the court and, as a result, the case is concluded.

On August 18, 1997, a lawsuit filed on March 5, 1997 in Lake Circuit Court, Crown Point, Lake County, Indiana, naming Don H. Barden and the Company as defendants was dismissed. Plaintiffs did not commence a timely appeal of such action by the court and, as a result, the case is concluded. The suit alleged that the defendants failed to enter into an agreement to sell five percent of the Company to the three plaintiffs. The plaintiffs requested unspecified damages and attorney's fees.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit 27 - Financial Date Schedule  (EDGAR filing only).

(b)        Reports on Form 8-K.

           None




























                                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.


                                THE MAJESTIC STAR CASINO, LLC

Date:  November 14, 1997        By: /s/ Don H. Barden
                                    ---------------------------
                                    Don H. Barden
                                    President and Chief Executive
                                    Officer (principal executive
                                    officer)

Date:   November 14, 1997       By: /s/ Michael E. Kelly
                                    ---------------------------
                                    Michael E. Kelly
                                    Vice President and Chief
                                    Financial Officer (principal
                                    financial and accounting
                                    officer)