Form 10-K405
period 1997-12-31
MAJESTIC STAR CASINO LLC
filed 1998-03-31
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
   [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                           ONE BUFFINGTON HARBOR DRIVE
                            GARY, INDIANA 46406-3000
                                 (219) 977-7823
        (Registrant's address and telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:   None
Securities registered pursuant to section 12(g) of the act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of Common Stock issued and outstanding:  Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         THE MAJESTIC STAR CASINO, LLC
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Business.................................................................1
Item 2.  Properties...............................................................6
Item 3.  Legal Proceedings........................................................6
Item 4.  Submission of Matters to a Vote of Security Holders......................7

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....8
Item 6.  Selected Financial Data..................................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................9
Item 8.  Financial Statements and Supplementary Data.............................17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...............................................17

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.........................18
Item 11.  Executive Compensation.................................................19
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........20
Item 13.  Certain Relationships and Related Transactions.........................21

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          The Majestic Star Casino, LLC (the "Company" or the "Registrant") operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, pursuant to a five year riverboat owner's license granted to it by the Indiana Gaming Commission (the "IGC") on June 3, 1996.

          The Majestic Star Casino commenced operations on June 7, 1996. On October 27, 1997, the Company replaced a leased vessel (the "Chartered Vessel") with a new vessel owned by the Company (the "Permanent Vessel"). The Company expended approximately $50 million, excluding capitalized interest, on the Permanent Vessel. The Permanent Vessel contains approximately 43,000 square feet of casino space, 1,550 slot machines and 69 table games including 8 poker tables on three decks. The Majestic Star Casino is part of a gaming complex (the "Gaming Complex") which has been developed at Buffington Harbor, and is owned by Buffington Harbor Riverboats, L.L.C. (the "BHR Joint Venture"), a joint venture which is owned equally by the Company and its joint venture partner. The Company and its joint venture partner each operate its own riverboat casino at the Gaming Complex on a staggered cruise schedule which reduces waiting times to board a riverboat casino.

          The Company was formed in December 1993 as an Indiana limited liability company. The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is (219) 977-7823.

OPERATING STRATEGY

          The Company's operating strategy is characterized by several principal elements including those described below.

TARGETED CUSTOMER BASE

          The Company focuses primarily on middle income customers which it believes constitutes the largest segment of potential gaming customers. The Company utilizes high-volume marketing techniques to attract middle income customers, to whom it is then able to qualify and target for direct marketing activities. To assist the Company with its direct marketing activities, the Company has established the Club M-Star Slot Club (the "Club M-Star").

          Club M-Star enables the Company to maintain a comprehensive database of information about its customers, including their gaming levels, duration of play and preferences, and to utilize such information to tailor marketing programs to encourage frequent visits by these customers. The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances granted are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers. Management believes that its continued marketing efforts combined with the amenities offered by the Permanent Vessel and the extension of credit to customers will allow the Company to increase its share of the middle and higher income market in the greater Chicago metropolitan area.

EMPHASIS ON SLOT PLAY

          The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. With the introduction of the Permanent Vessel, the Company increased the number of slot machines offered to approximately 1,550 from 932. The Company believes that it is advantageous to maintain a variety of slot machines to meet the demand of its customers. Minimum payout percentages for slot machines in Indiana are set by the IGC. The Company attempts to maintain payout percentages that are competitive to attract and retain customers.

CUSTOMER SERVICE

          As part of its commitment to providing a quality casino entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly atmosphere. Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each team member. Toward this end, management takes a hands-on approach through active and direct involvement with team members at all levels. In particular, management conducts ongoing orientation and training sessions with all team members at which it stresses the importance of customer contact and encourages team members to look at, smile at, and wish each customer good luck with whom they interact. The Company offers attractive team member benefit programs to recruit and retain friendly, professional team members.

EMPHASIS ON ATTRIBUTES OF BUFFINGTON HARBOR

          The Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos), direct highway access and abundant surface parking.

GROWTH STRATEGY

          The Company's expansion strategy has focused on increasing the overall size of its riverboat gaming facility located at Buffington Harbor in Gary, Indiana. On October 27, 1997, the Company placed into service the Permanent Vessel which replaced the Chartered Vessel. The Permanent Vessel contains approximately 43,000 square feet of casino space, which represents an increase of approximately 65.4% compared to the Chartered Vessel. The floor configuration contains approximately 1,550 slot machines and 69 table games including 8 poker tables. The Permanent Vessel also substantially increased the Company's capacity from 1,700 to 3,000 passengers per cruise.

COMPETITION

          The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. The Chicago metropolitan area contains over 6 million adults. In addition, according to the 1990 Bureau of Census estimates, the per capita income for the Chicago metropolitan area is high by comparison to other Midwestern gaming jurisdictions. Illinois and Indiana state laws limit the total number of licenses issuable in the Chicago metropolitan area to nine. All licenses are currently in operation and the number of licenses cannot be increased without legislative action. The Company also expects to compete to a lesser extent, with six additional riverboats authorized to operate in southern Indiana.

          There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses in the future. Legislation has been introduced on numerous occasions in recent years in Illinois to provide for land-based casinos in Chicago and to expand riverboat gaming in Illinois, including authorization of additional operators or the authorization of existing operators to move to new sites or otherwise to modify existing regulations to decrease or eliminate certain restrictions including limitations on the number of gaming positions, to remain dockside or the elimination of credit play. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation, in Illinois, Indiana or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the results of operations or financial condition of the Company.

          The Company also expects future competition from the Pokagon Band of Potawattomi Indians, a federally recognized Indian tribe which is negotiating with the State of Michigan and the City of New Buffalo in southwestern Michigan to develop a land-based casino as well as three land-based casinos to be developed in Detroit, Michigan, pursuant to a November 1996 voter initiative.

          Many of the Company's competitors have greater gaming industry management experience, financial resources and, in the case of Showboat Marina and Empress Hammond, enclosed parking garages. The Company's joint venture partner is also developing a 300-room hotel for their own use located at the Gaming Complex which is expected to open in mid to late 1998. The Company believes that its ability to compete successfully in the riverboat gaming industry will be primarily based on the quality and location of its gaming facilities, the effectiveness of its marketing efforts, and overall levels of customer service and satisfaction. Although management believes that the location and amenities of the Majestic Star Casino will enable the Company to compete effectively with other casinos in the immediate area, the Company expects intense competition to continue in its market area.

EMPLOYEES

          At December 31, 1997, the Company employed approximately 1,105 persons and the BHR Joint Venture employed approximately 340 persons. The Company and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union, covering approximately 92 employees of the Company and 82 employees of the BHR Joint Venture in food and beverage service positions. The agreements expire in 2001. The Company also has a collective bargaining agreement with the Seafarers International Union which covers approximately 44 employees in the marine operations department. The agreement expires in 2003.

          In recruiting personnel, the Company is obligated, under the terms of an agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of fifty-two percent from racially ethnic minority groups, sixty-seven percent residents of the City of Gary and ninety percent residents of Lake County, Indiana.

SEASONALITY

          Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results expected during the period from May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

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

          In 1993, the State of Indiana passed the Riverboat Gambling Act which created the Indiana Gaming Commission (the "IGC"). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana and was authorized to award up to eleven gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana.

          Referenda required by the Riverboat Gambling Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, to the east of Lake County.

          The IGC has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (i) investigate all applicants for riverboat gaming licenses, (ii) select licensees from competing applicants, (iii) establish fees for licensees and (iv) prescribe all forms used by applicants. The IGC is authorized to adopt rules for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The IGC may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing, for any act in violation of the Riverboat Gambling Act or for any other fraudulent act.

          The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding a five percent or more direct or indirect beneficial interest in an applicant.

          In determining whether to grant an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A person or entity holding an owner's gaming license issued by the IGC may not own more than a ten percent interest in another such license. An owner's license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one year periods by the IGC upon satisfaction of certain statutory and regulatory requirements.

A gaming license is a revocable privilege and is not a property right pursuant to the Riverboat Gambling Act. On June 3, 1996, the Majestic Star Casino obtained a gaming license from the IGC.

          Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins. Each riverboat gaming excursion is limited to a maximum duration of four hours unless a longer excursion is expressly approved by the IGC.

          Effective November 1996, riverboat casinos operating on Lake Michigan were granted an exemption to the Johnson Act, a federal statute, which prohibits casino gambling on federal waterways. Prior to this time the riverboat casinos operating on Lake Michigan, including the Majestic Star Casino, remained dockside and simulated cruising. No gaming may be conducted while the boat is docked except (i) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (ii) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, (iii) if either the vessel or the docking facility is undergoing mechanical or structural repair, (iv) if water traffic conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, or (v) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise.

          An Indiana admission tax of $3.00 for each person admitted to each gaming excursion is imposed upon the license owner. Legislation has previously been introduced that would increase the admission tax from $3.00 for each person admitted to $4.00 per person. To date, no such legislation has been enacted. The Company is unable to predict if this legislation will be reintroduced or any other legislation introduced in Indiana relative to riverboat casinos will be enacted. If legislation is enacted to increase the admission tax, the effect of such an increase could have a material impact on the results of operations or financial condition of the Company. A twenty percent tax is imposed on the "adjusted gross receipts" received from gaming operations, which is defined under the Riverboat Gambling Act as the total of all cash and property (including checks received by the licensee whether or not collected) received, less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed two percent). The gaming license owner must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Indiana laws also permit the imposition of real property taxes on Indiana riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

         The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

         The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. Any person issued an owner's gaming license must establish goals of expending at least ten percent of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and five percent of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements.

ITEM 2.     PROPERTIES

         The Company operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. Buffington Harbor is located at the interchange of U.S. 12 and Indiana State Highway 912, a divided freeway which connects Interstate Highways 90 and 80/94.

         The Majestic Star Casino operates from the Gaming Complex, which was developed, and is owned and operated, by the BHR Joint Venture. The Gaming Complex is situated on an approximately one-hundred acre site containing approximately 2,800 surface parking spaces and includes a 90,000 square foot land based pavilion which contains, in its common areas, a 352 seat buffet, a 110 seat steakhouse, one cocktail lounge, a gift shop, ticketing area for each casino and administrative offices. The Company's joint venture partner is constructing a 300-room hotel facility at the Gaming Complex for their use. The hotel is anticipated to be completed by mid to late 1998.

         The Company through October 19, 1997 conducted all gaming on the Chartered Vessel. The Chartered Vessel contained approximately 26,000 square feet of gaming space on four levels, with approximately 932 slot machines and 50 table games. The Chartered Vessel accommodated 1,700 passengers and 200 employees and also contained food, beverage and bar facilities.

         In September 1996, the Company entered into various agreements for the design, engineering and construction of a vessel (the "Permanent Vessel") to replace the Chartered Vessel. The Permanent Vessel is owned by the Company and was placed into service on October 27, 1997. The Permanent Vessel contains approximately 43,000 square feet of casino space on three decks, 1,550 slot machines and 69 table games including 8 poker tables. The Permanent Vessel has an atrium and escalators in addition to elevators and stair towers to move passengers more freely between the various levels. The Company expended approximately $50 million, excluding capitalized interest, on the Permanent Vessel. With the Permanent Vessel now in service, the Company believes that its facility should meet its operating needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, primarily personal injury claims, to be ordinary litigation incidental to the character of the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

         During 1997, two lawsuits seeking substantial damages against the Company involving allegations associated with the initial casino licensing process and/or potential investments in the Company were, upon motions of the Company, dismissed by the court with prejudice. Neither dismissal was appealed.

         From time to time, the Company may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Riverboat Gambling Act. Management believes that the outcome of any such proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company or its ability to retain and/or renew any license required under the Riverboat Gambling Act for the Company's operations. In March 1998, the Company agreed to settle two such proceedings with the payment of $120,000 to the IGC. No such proceedings are pending at this time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                                                              (DOLLARS IN THOUSANDS)
                                                                                       December 8, 1993
                                                     Year Ended         Year Ended   (Date of Inception) to
                                                     December 31,       December 31,    December 31,
                                                         1997               1996            1995
                                                     -----------------------------------------------
STATEMENT OF OPERATIONS DATA:
     Net Operating Revenues (1)...................    $  94,543          $  54,221         $      --
     Pre-opening Costs............................        1,254              4,587                --
     Operating Income (Loss)......................          607                (48)               --
     Interest Expense, Net........................       11,046              6,399         $     249
     Net Income (Loss)............................      (13,887)            (8,887)              249
     Ratio of Earnings to Fixed Charges (2).......          --                  --                --

OTHER DATA
     Adjusted EBITDA: (3).........................       12,701             10,738                --

                                                                         At December 31,
                                                     -----------------------------------------------
BALANCE SHEET DATA:                                       1997              1996              1995
                                                          ----              ----              ----
     Cash and Cash Equivalents....................    $   8,084          $   8,936         $   8,446
     Restricted Cash..............................       11,905             51,689                --
     Investment in BHR, Net.......................       43,542             44,947            21,823
     Total Assets.................................      134,762            142,384            35,128
     Current Liabilities..........................       11,699              8,141               120
     Long-Term Debt...............................      110,829            108,121                --
     Total Liabilities............................      133,286            127,021               120
     Members' Equity..............................        1,476             15,363            35,009

NOTES:
(1) The Majestic Star Casino commenced operations June 7, 1996.
(2) The ratio is less than one-to-one coverage. The Company's earnings are inadequate to cover fixed charges and the amount of coverage deficiency is $16,204,192 and $9,099,604 in 1997 and 1996, respectively.
(3) Adjusted EBITDA, or "earnings before interest, income taxes, depreciation, amortization and chartered vessel lease payments", is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Adjusted EBITDA excludes pre-opening expenses associated with the start-up of the Permanent Vessel and the Chartered Vessel of $1,253,758 and $4,586,879 in 1997 and 1996, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

         The discussions regarding proposed developments and operations of the Company included in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the purchase of real estate for, and the design and construction of, a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets.

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

OVERVIEW

         The Company was formed in December 1993 as an Indiana limited liability company, to develop a riverboat casino in the City, as its sole operation. The Company's efforts resulted in the IGC granting the Company a five year riverboat owner's license on June 3, 1996. The Company's operations began on June 7, 1996. During the year ended December 31, 1996, the Company operated 205 days.

         The Company's operations through October 19, 1997 were conducted on the Chartered Vessel. The Chartered Vessel is chartered pursuant to a five year lease, which began in May 1996, and contained approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games. The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the IGC advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due to winter conditions during the first quarter of 1997, the Company conducted virtually all of its gaming operations with the Chartered Vessel docked. Effective April 1, 1997, the Company resumed a regular cruising schedule.

         In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel to replace the Chartered Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,550 slot machines, 69 table games including 8 poker tables. The Permanent Vessel has an atrium, escalators and elevators. The Company expended approximately $50 million, excluding capitalized interest, on the Permanent Vessel.

         In order to transfer its operations from the Chartered Vessel to the Permanent Vessel the Company temporarily ceased all gaming operations for seven
(7) days beginning October 20, 1997. The temporary shutdown of operations allowed the Company to transfer all 932 slot machines and other gaming related equipment operating on the Chartered Vessel to the Permanent Vessel. Effective October 26, 1997, the Company completed the outfitting of the Permanent Vessel and pursuant to IGC regulations conducted a thirteen (13) hour live test of the Company's gaming operations on October 27, 1997. Also in accordance with various IGC Regulations, the Company again temporarily ceased operations for two (2) days at the conclusion of the thirteen (13) hours of testing to allow the IGC to review the Company's accounting systems and internal controls. On Thursday, October 30, 1997, at 8:00am, the IGC officially approved the Permanent Vessel for gaming operations and the Permanent Vessel was opened to the public. The Company had committed under the terms of its Senior Exchange Secured Notes due 2003 (the "Senior Secured Notes") to replace the Chartered Vessel with the Permanent Vessel no later than June 30, 1998. The Company is in the process of returning the Chartered Vessel to the lessor, President Casinos, Inc.

         The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed the BHR Joint Venture to own and operate certain common facilities of the Gaming Complex such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a fifty-percent ownership interest in the BHR Joint Venture.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

         Due to the fact that the Company commenced operations on June 7, 1996, the company has limited operating history and lacks a comparable period for prior years with respect to the twelve month period ended December 31, 1997. Nonetheless, the discussion of results of operations contained herein provides a comparison of the full twelve month period ended December 31, 1997 with the 205 days of operations in 1996. Gross revenues were approximately $94,712,000 and $54,233,000 for the year ended December 31, 1997 and the 205 days ended December 31,1996, respectively.

         The following table contains, for the periods indicated, the following information: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and
(ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                  Statements of Income - - Summary Information

                                                     For the Year Ended         For the Year Ended
                                                     December 31, 1997          December 31, 1996
                                                     ------------------         ------------------
         Gross Revenues (1)......................         $  94,712,000          $  54,233,000
         Operating Income (Loss).................         $     607,000          $     (48,000)
         EBITDA  (2).............................         $  12,701,000          $  10,714,000

              Statements of Income - - Percentage of Gross Revenues

                                                     For the Year Ended         For the Year Ended
                                                     December 31, 1997          December 31, 1996
                                                     -----------------          -----------------
         Revenues:
              Casino.................................        97.5%                     97.4%
              Food and beverage......................         1.6                       1.5
              Other..................................         0.9                       1.1
                  Gross Revenues.....................       100.0                     100.0
              Less promotional allowances............        (0.2)                      0.0
                  Net Revenues.......................        99.8                     100.0
         Costs and Expenses:
              Casino.................................        17.7                      17.1
              Gaming and admission taxes.............        28.5                      28.7
              Food and beverage......................         2.0                       2.1
              Advertising and promotion..............        13.4                       8.4
              General and administrative.............        23.5                      22.7
              Economic incentive-City of Gary........         2.9                       2.9
              Depreciation and amortization..........         8.1                       9.8
              Loss on disposition of assets..........         1.7                       0.0
              Pre-opening costs (3)..................         1.3                       8.5
                                                           ------                    ------
                  Total..............................        99.1                     100.1
         Operating Income (Loss):....................         0.6                      (0.1)
         Other Income (Expense):
              Loss on investment in BHR..............        (3.6)                     (4.5)
              Interest income........................         1.9                       4.1
              Interest expense.......................       (12.9)                    (15.2)
              Interest expense to affiliate..........        (0.7)                     (0.6)
                  Total..............................       (15.3)                    (16.3)
                                                           ------                    ------
         Net Income (Loss):..........................       (14.7)                    (16.4)
                                                           ------                    ------
         EBITDA:  (2)................................        13.4                      18.6
                                                           ------                    ------

         NOTES:
         (1) The Company commenced operations on June 7, 1996.
         (2) EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include Chartered Vessel lease payments) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow.

         In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA also excludes approximately $1.3 million and $4.6 million of pre-opening costs for the year ended December 31, 1997 and the year ended December 31, 1996, respectively.
         (3) Includes approximately $1.3 million and $4.6 million of pre-opening expenses associated with the start-up of the Permanent Vessel and Chartered Vessel, for the year ended December 31, 1997 and the year ended December 31, 1996, respectively.

         Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, including future and existing casino operations, many of which are beyond the control of the Company. While the Company believes that the Majestic Star Casino will be able to attract a sufficient number of customers and generate a sufficient amount of revenue to meet its debt obligations as they become due, there can be no assurance with respect thereto.

         Gross revenues for the year ended December 31, 1997 amounted to approximately $94,712,000, an increase of approximately $40,480,000 from gross revenues recorded in the year ended December 31, 1996. The increase was attributable to the Company operating the entire twelve months ended December 31, 1997 compared to 205 days of operations in the year ended December 31, 1996.

         Casino revenues during the year ended December 31, 1997 totaled approximately $92,305,000, of which slot machines accounted for approximately $69,081,000 (74.8%) and table games accounted for approximately $23,224,000 (25.2%). The average number of slot machines in operation increased to 1,038 during the year ended December 31, 1997 from 924 during the year ended December 31, 1996. The average win per slot machine per day decreased to $187 for the year ended December 31, 1997 from approximately $198 during the year ended December 31, 1996. The average number of table games in operation during the year ended December 31, 1997 increased to 52 from 50 during the year ended December 31, 1996. The average win per table game per day during the year ended December 31, 1997 declined to approximately $1,247 versus $1,496 in the year ended December 31, 1996, due primarily to a 1.7% decrease in the table game hold percentage. The average daily win per state passenger count was $33 and the average daily win per patron was $56 during the year ended December 31, 1997, an increase of 3% and 5%, respectively, compared to the year ended December 31, 1996.

         Food and beverage revenue for the year ended December 31, 1997 totaled approximately $1,559,000 or 1.6% of gross revenues, versus approximately $809,000 or 1.5% of gross revenues for the year ended December 31, 1996. Other revenue, consisting primarily of commission income, totaled approximately $848,000 or 0.9% of gross revenues, versus approximately $636,000 or 1.1% of gross revenues for the year ended December 31, 1996. The dollar increase in food and beverage revenue as well as other revenue is the result of the Company operating the entire twelve months ended December 31, 1997 compared to 205 days of operations in the year ended December 31, 1996.

         Promotional allowances (complimentaries) included in the Company's 1997 and 1996 gross food revenues were approximately $169,000 and $12,000, respectively. The increase in promotional allowances is the result of the Company operating the entire twelve months ended December 31, 1997 compared to 205 days of operations in the year ended December 31, 1996. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by the BHR Joint Venture, totaled approximately $646,000 and $288,000 in 1997 and 1996, respectively, and are characterized in the financial statements as an expense to the casino. The BHR Joint Venture invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

         Casino operating expenses for the year ended December 31, 1997 totaled approximately $16,758,000, or 17.7% and 18.2% of gross revenues and casino revenues, respectively, versus approximately $9,257,000, or 17.1% and 17.5% gross revenues and casino revenues, respectively, for the year ended December 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. Both the dollar increase in casino operating expenses of $7,501,000 and the slight increase of 0.6% as a percentage of gross revenues and casino revenues were primarily the result of an increase in payroll expenses combined with the Company operating the entire twelve months ended December 31, 1997 compared to 205 days of operations in the year ended December 31, 1996.

         Gaming and admissions taxes totaled approximately $26,956,000 for the year ended December 31, 1997 compared to approximately $15,538,000 in the year ended December 31, 1996. These taxes are levied on adjusted gross receipts, as defined by Indiana Gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,789,000 was paid during the year ended December 31, 1997 compared to approximately $1,586,000 in the year ended December 31, 1996 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

         Advertising and promotion expenses for the year ended December 31, 1997 totaled approximately $12,709,000, or 13.4% of gross revenues, versus approximately $4,563,000, or 8.4% of gross revenues, during the year ended December 31, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events. The 5.0% increase in advertising and promotion expenses as a percentage of gross revenues during the year ended December 31, 1997 compared to the 205 days of operation in the year ended December 31, 1996 was primarily the result of increased expenditures associated with direct mail (i.e., promotions and rebates offered to customers using the slot machines) bus subsidies (i.e., promotions and discounts for customers traveling by bus to the Company's gaming complex), and an increase in general media including billboards, print and radio to heighten the Company's overall presence within the marketplace in light of additional competition as well as increased advertising associated with the opening of the Permanent Vessel on October 27, 1997.

         General and administrative expenses for the year ended December 31, 1997 were approximately $22,230,000, or 23.5% of gross revenues, versus $12,289,000, or 22.7% of gross revenues for the year ended December 31, 1996. These expenses included approximately $6,415,000 for berthing fees paid to the BHR Joint Venture, $6,811,000 for marine operations and $1,852,000 for security and surveillance operations. The dollar increase in these expenses is primarily attributed to operating a full twelve months for the year ended December 31, 1997 compared to the 205 days for the year ended December 31, 1996.

         Depreciation and amortization for the year ended December 31, 1997 was approximately $7,700,000, or 8.1% of gross revenues, compared with approximately $5,320,000, or 9.8% of gross revenues, during the year ended December 31, 1996. The dollar increase in these expenses is attributed to operating a full twelve months for the year ended December 31, 1997 compared to the 205 days for the year ended December 31,1996. The amount of depreciation and amortization, in terms of dollars is anticipated to slightly increase now that the Permanent Vessel is completed and has been placed into service as the site for the Company's gaming operations.

         On October 27, 1997, the Chartered Vessel was replaced with the Permanent Vessel. The Company wrote-off approximately $1,603,000 of unamortized leasehold improvements made to the Chartered Vessel. Assets used on the Chartered Vessel with a net book value of approximately $713,000 at December 31, 1997 are in the process of being disposed of. It cannot be determined at this time whether these costs will be fully recouped through the sale of these assets.

         Operating income for the year ended December 31, 1997 approximated $607,000, or 0.6% of gross revenues, compared with an operating loss in the year ended December 31, 1996 of $48,000, or (0.1%) of gross revenues. The results for the years ended 1997 and 1996, included pre-opening costs associated with the start-up of the Permanent Vessel and the Chartered Vessel, were approximately $1,254,000 and $4,587,000, respectively.

         Net interest expense for the year ended December 31, 1997 was approximately $11,046,000, or 11.7% of gross revenues, versus approximately $6,399,000, or 11.7% of gross revenues, for the year ended December 31, 1996. The dollar increase is attributed to operating a full twelve months for the period ended December 31, 1997 compared to the 205 days for the year ended December 31, 1996. $2,317,000 and $213,000 of interest were capitalized in 1997 and 1996, respectively. The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on May 15, 1997 and November 15, 1997 was deferred, as allowed under the terms of the Indenture. As of December 31, 1997 and 1996, the Company had accrued contingent interest of approximately $1,253,000 and $603,000, respectively. To date, no contingent interest has been paid.

         The Company's loss in its investment in the BHR Joint Venture for the year ended December 31, 1997 was approximately $3,448,000. The loss represents the Company's 50% share of BHR's non-cash net loss.

          As a result of the foregoing, the Company experienced net losses of approximately $13,887,000 and $8,887,000 during the years ended December 31, 1997 and 1996, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

         EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

         EBITDA (excluding Chartered Vessel lease payments of approximately $1,537,000) in 1997 was approximately $12,701,000 or 13.4% of gross revenues, during the year ended December 31, 1997 compared to approximately $10,714,000, or 18.6% of gross revenues, during the year ended December 1996. The percentage decrease in EBITDA is primarily due to a 5.0% increase in Advertising and Promotion costs.

         EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.



LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash and cash equivalents of approximately $8.1 million and restricted cash of approximately $11.9 million. The company committed to spend approximately $50 million, excluding capitalized interest, on the Permanent Vessel, including gaming-related equipment. To date, the Company has expended approximately $52.6 million for the construction, design, engineering, and equipping of the Permanent Vessel, which includes approximately $2.5 million of capitalized interest. The Company has also contributed in 1997 approximately $2 million from working capital to BHR for general enhancements.

         The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the year ended December 31, 1997, net cash provided from operations totaled approximately $2.2 million. Consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $11.7 million during 1997 with $8.8 million in the first semi-annual period and $2.9 million in the second semi-annual period.

         The Company has purchased additional slot machines for use on the Permanent Vessel for an approximate aggregate cost of $4.3 million, with the financing for such purchase provided by a third party. The Company also has refinanced its current equipment financing arrangements for the 932 slot machines and related equipment transferred to the Permanent Vessel from the Chartered Vessel in an effort to take advantage of more favorable market conditions. Specifically, the refinancing of the Company's current equipment provided for various fixed rates of interest as opposed to a variable rate and the term of the financing was extended by an average of approximately twenty months.

         As of December 31, 1997, loans included: (i) $105 million 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $10.8 million borrowed from BDI; and (iii) approximately $7.5 million of equipment financing.

         At December 31, 1997, approximately $11.9 million of the proceeds from the Senior Secured Notes, together with interest earned thereon, were held in escrow designated as a completion reserve for the construction of the Permanent Vessel. During January 1998, approximately $11.9 million was reclassified from restricted cash to operating cash as the proceeds were not required to complete the Permanent Vessel.

         The Senior Secured Notes mature on May 15, 2003. The Senior Secured Notes are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

         The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on November 15, 1996, May 15, 1997 and November 15, 1997 was deferred, as allowed under the terms of the Indenture. The years ended December 31, 1997 and 1996, the Company had accrued contingent interest payable of approximately $1,253,000 and $603,000, respectively. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

         The Indenture contains financial and other covenants, which, among other things, limits the Company's ability to (1) issue indebtedness, (2) make investments, (3) make distributions and equity repurchases, (4) enter into merger, consolidation and asset sale transactions,
(5) create liens and (6) enter into transactions with affiliates. These restrictions are subject to a number of qualifications and exceptions as described in the Indenture.

         If the Company is determined to be in default under the Indenture, the Senior Secured Notes may be accelerated, which would materially adversely affect the Company.

         Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (a substantial portion of which has been expended through December 31, 1997, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

         The Company anticipates that additional capital contributions to BHR, currently estimated not to exceed $1,000,000, may be required for the BHR facilities. The Company and the Joint Venture Partner are continuing to review the feasibility of purchasing additional property for the construction of a covered parking facility at the Gaming Complex. The timing and cost of purchasing the additional property and of constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds designated for the repayment of the note due to BDI, provided that the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that such facility will be constructed or that sufficient funds will be available for such construction.

         Under a lease agreement assumed by the BHR Joint Venture, from the Joint Venture Partner with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997 and, subject to certain conditions, such as progress towards permits for a new harbor, the lease can be extended to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor with a monthly payment of $125,000.

          BHR anticipates filing the requisite regulatory permits during 1998. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

         The Company through October 19, 1997 conducted its gaming operations on the Chartered Vessel which, upon the expiration of the underlying lease agreement, must be redelivered afloat at the Company's cost and expense to the owner of the Chartered Vessel in accordance with the terms of such lease agreements. The Company is currently in the process of returning the Chartered Vessel to the owner. The total amount of rent expense included in the Company's Statements of Income was approximately $1,537,000 and $879,000 for 1997 and 1996, respectively. The Company must pay the cost of any repairs which are necessary to bring the Chartered Vessel into the condition required on redelivery under the lease agreement. The cost of those additional expenditures is undetermined at this time. As required by the Agreement, the Company in 1995 placed a security deposit in escrow with a financial institution. As of December 31, 1997 and 1996, the amount in escrow including accrued interest was approximately $609,000 and $1,700,000, respectively. The security deposit is refundable pursuant to the terms of the escrow agreement. Approximately $114,000 was released in the first quarter of 1998.

         Although BDI to date has contributed approximately $24 million to the Company, the Members' Equity Account is expected to become negative during the first quarter of 1998. The decline in the Members' Equity Account is primarily attributed to operating losses and start-up costs incurred during 1997 and 1996 as previously discussed.

         Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, the management believes that the available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1998. No assurance can be given, however, that operating cash flow from the Permanent Vessel in light of increased competition within the marketplace and such other proceeds will be sufficient for such purposes. Also there is no guaranty that the Note due to BDI will not be repaid in 1998. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.


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


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1997. The Company does not have directors since it is a limited liability company.

Executive Officers

         Name and Age                       Position(s) Held
         ------------                       ----------------
         Don H. Barden, 54                  Chairman, President, and Chief Executive Officer
         Paul W. Sykes, 46                  Vice President and Chief Operating Officer
         Michael E. Kelly, 36               Vice President and Chief Financial Officer

         DON H. BARDEN is the Chairman, President, and Chief Executive Officer of the Company and is employed by the Company, with responsibility for key policy making functions. Since 1981, Mr. Barden has also been the President and Chief Executive Officer of a group of companies which are wholly-owned by Mr. Barden and which operate in the real estate development, broadcast, and entertainment industries. Over the past 25 years, Mr. Barden has successfully established and developed a number of enterprises in the real estate, cable television and media industries.

         PAUL W. SYKES is the Vice President of the Manager, General Manager and Chief Operating Officer of the Company since December 1995 and is employed by the Company. Mr. Sykes has responsibility for management of gaming operations and related activities of the Company. From February 1995 to December 1995, Mr. Sykes was Vice President-Operations of Showboat Indiana, Inc. with primary responsibility for pre-opening activities relating to casino gambling, credit, food and beverage, and property and security operations. From December 1993 to January 1995, Mr. Sykes was Vice President - Project Development where he was responsible for identification and evaluation of new markets and related legislative matters. From November 1991 to November 1993, Mr. Sykes was Vice President of Casino Marketing of Showboat Atlantic City, where he was responsible for the direct mail, player development, special events and complimentary services. Prior to 1991, Mr. Sykes served as Vice President of Customer Development for Trump's Taj Mahal.

         MICHAEL E. KELLY is the Vice President and Chief Financial Officer of the Manager since April 1996, with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly is also employed by the Company. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgeralds Gaming Corporation including Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgeralds Tunica where he was responsible for operations, finance, regulatory affairs, legal and strategic planning and involved in the design and development of a new dockside gaming facility in Robinsonville, Mississippi. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates, with responsibility for finance, legal, regulatory affairs, investor relations and administration. Mr. Kelly also participated in the design and development of riverboat casino operations at both Joliet, Illinois, and Hammond, Indiana, while employed by the Empress River Casino Corporation. From 1982 to 1991, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, and the Fitzgeralds Group in Reno and Las Vegas, Nevada.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned for services performed for the Company during the three fiscal years in the period ended December 31, 1997 by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "named Executive Officers").

                                                Summary Compensation Table
                                                 Annual Compensation (1)
                                                --------------------------
                                                    Fiscal                                All Other
Name and Position                                    Year      Salary       Bonus      Compensation
-----------------                                   ------    --------     --------      ------------
Don H. Barden (3)                                    1997     $275,000     $   --           $ --
President and Chief Executive Officer                1996      180,865         --             --
                                                     1995         --           --             --

Thomas C. Bonner (4)                                 1997     $198,500     $169,500         $31,149
Executive Vice President                             1996      198,086      169,500          12,919
                                                     1995        7,635         --              --

Paul W. Sykes (5)                                    1997     $175,000     $ 72,000         $12,216
Vice President and Chief Operating Officer           1996      174,580       99,500           6,859
                                                     1995        6,731         --              --

Michael E. Kelly (6)                                 1997     $180,000     $ 45,000         $41,522
Vice President and Chief Financial Officer           1996      117,586         --            42,341
                                                     1995         --           --              --

---------
1. The incremental cost to the Company of providing perquisites and other personal benefits during the past three fiscal years did not exceed, as to any "Named Executive Officer", the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.
2. Amounts represent contractual payments under individual employment agreements. In fiscal 1997, the Company contributed 401K match of $11,040, $7,410, and $6,750, respectively, to Messrs. Bonner, Sykes, and Kelly. Messrs. Bonner, Sykes, and Kelly were also reimbursed $5,109, $4,806, and $1,417 for non-deductible medical plan expenditures. Mr. Kelly also received $1,740 in lieu of not having established a 401(K) plan in 1996, $7,615 for unused vacation time, and $24,000 for non-vested stock options from a previous employer. Mr. Bonner also received $15,000 for reimbursable relocation expenses. In fiscal 1996, the Company paid $8,050 and $5,403, respectively, to Messrs. Bonner, and Sykes in lieu of not having established a 401(K) Plan. Messrs Bonner and Sykes also were reimbursed $4,869 and $1,456 respectively, for non-deductible medical plan expenditures. Mr. Kelly received $18,341 for reimbursable relocation expenses and $24,000 for non-vested stock options from a previous employer.
3. Mr. Barden became a paid employee of the Company in April 1996.
4. Mr. Bonner joined the Company as Executive Vice President in December 1995. In April 1997, Mr. Bonner was transferred to Executive Vice President of Special Projects. Mr. Bonner's 1997 and 1996 contractual bonuses and other payments aggregating $169,500 each year were voluntarily deferred until calendar year 1997 and 1998, respectively.
5. Mr. Sykes joined the Company as Vice President and COO in December 1995.
6. Mr. Kelly joined the Company as Vice President and CFO in April 1996.

EMPLOYMENT AGREEMENTS

         Mr. Barden serves as Chairman and President of the Manager and will receive annual compensation of $275,000 as an employee of the Company, pursuant to a letter agreement dated as of April 25, 1996.

         Mr. Bonner serves as Executive Vice President pursuant to an employment agreement with the Company, effective as of December 4, 1995. Under the terms of his employment agreement, Mr. Bonner will receive base compensation of $348,700 per year and housing, car and meal allowances aggregating $19,300 per year. Mr. Bonner can also earn incentive compensation based on his performance and the performance of the Company. The employment agreement is for a term of three years unless earlier terminated because of Mr. Bonner's death, permanent disability, inability to obtain or maintain the licenses required for the performance of his duties, or "for cause" (as defined therein). The employment agreement also includes a non-competition provision which generally provides that during the term of the employment agreement and for 18 months thereafter, Mr. Bonner cannot directly or indirectly recruit or solicit the Company's employees to work for another company or to compete with the Company in specified portions of Illinois and Indiana (the "Non-Competition Provision").

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

         Mr. Kelly serves as Vice President and Chief Financial Officer pursuant to a two-year employment agreement with the Company, effective as of April 22, 1996. Mr. Kelly will receive base compensation of $225,000 per year and can also earn annual incentive compensation based on his performance and the performance of the Company. Mr. Kelly also receives $24,000 per year for unvested stock options associated with a previous employer. Mr. Kelly's employment agreement contains other terms substantially similar to that of Mr. Bonner's, including a Non-Competition Provision with a duration of 12 months.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The following table sets forth certain information, as of March 15, 1998, with regard to the beneficial ownership of the membership interests in the Company.

         Name and Address of Beneficial Owner                       % Ownership
         ------------------------------------                       -----------
         Don H. Barden                                               100.0% (1)
         400 Renaissance Center, Suite 2400
         Detroit, Michigan 48243

         NOTE:
         (1) Includes the membership interests in the Company beneficially owned directly by BDI and indirectly by BDI and Barden Management, Inc. ("BMI") through Gary Riverboat Gaming, LLC ("GRG"). Mr. Barden is the beneficial owner of 100% of BDI, BMI and GRG.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTE TO AND ADVANCES FROM PRINCIPAL MEMBER

         By December 31, 1995, the Company had been capitalized by its members with $35.0 million, including interest earned thereon, of capital contributions. Effective March 31, 1996, $10.8 million of the contributions of BDI was reclassified as indebtedness payable to BDI, evidenced by the Note to Principal Member. The Note to Principal Member is a demand note which bears interest at a rate equal to the applicable short-term federal rate, as set forth in Section 1274(d) of the Internal Revenue Code, adjusted on the first day of each month that the Note to Principal Member is outstanding.

         The net proceeds from the Senior Note Offering that have been designated to repay the Note to Principal Member had been deposited in a completion reserve escrow account for the completion of the Permanent Vessel and Gaming Complex. During January 1998, the proceeds designated to repay the Note were released from the completion reserve escrow account because the funds were not required to complete the Permanent Vessel. The Company does not know whether or not BDI will request repayment of the Note in 1998.

         BDI loaned the Company additional amounts required to fund the ongoing costs of completing the Majestic Star Casino and the Gaming Complex pursuant to an additional promissory note. Such note aggregating $18,097,299 in principal amount, was repaid with interest at 5% per annum at the Closing from the proceeds of the offering of the Senior Secured Notes on May 22, 1996.

IGC BOND

         As a condition of its license, on May 20 1996, the IGC accepted a $12.5 million surety bond (the "Bond") issued by United States Fidelity and Guaranty Company ("USF&G") primarily to guarantee fulfillment of the Company's development obligations to the City. To support the Company's obligations to USF&G should there be a draft against the Bond, the Company obtained on May 15, 1996 and subsequently renewed in May 1997, a $3.5 million letter of credit from a bank to benefit USF&G. Don H. Barden guaranteed the Company's obligations to USF&G under the Bond and to the bank under the $3.5 million letter of credit. To secure the guaranty to the bank, Mr. Barden pledged $3.6 million of cash. Mr. Barden is a director of an affiliate of the bank.

REIMBURSEMENT OF EXPENSES TO BDI, THE MANAGER

         Pursuant to the terms of the Operating Agreement, the BDI receives no compensation for its management of the Company, but is reimbursed for all reasonable out-of-pocket expenses related therewith.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)      The following documents are filed as a part of this report:

1.       Financial Statements of the Company:
              Report of Independent Accountants.........................................................F-1
              Balance Sheets as of December 31, 1997 and 1996...........................................F-2
              Statements of Income for the years ended December 31, 1997 and
                  1996, and for the Period December 8, 1993 (Date of Inception)
                  to December 31, 1995..................................................................F-3
              Statements of Changes in Members' Equity for the years ended December 31,
                  1997 and 1996, and for the Period December 8, 1993 (Date of Inception)
                  to December 31, 1995..................................................................F-4
              Statements of Cash Flows for the years ended December 31, 1997 and 1996, and for the Period December 8, 1993 (Date of Inception) to December 31, 1995..........F-5
              Notes to Financial Statements.............................................................F-6

         Financial Statements of Buffington Harbor Riverboats, L.L.C.:
              Report of Independent Public Accountants.................................................F-14
              Balance Sheets as of December 31, 1997 and 1996..........................................F-15
              Statement of Operations for the years ended December 31, 1997 and 1996...................F-16
              Statements of Members' Capital for the years ended December 31, 1997 and 1996............F-17
              Statements of Cash Flows for the years ended December 31, 1997 and 1996..................F-18
              Notes to Financial Statements............................................................F-19

2.       Financial Statement Schedule for the Company:
              Report of Independent Accountants........................................................F-22
              Schedule II - Valuation and Qualifying Accounts..........................................F-23

3.       Exhibits

         Exhibit No.       Description
         -----------       -----------
         3.1               Amended and Restated Articles of Organization of The Majestic Star Casino,
                           LLC, filed as Exhibit 3.1 to the Company's Registration Statement, No.
                           333-06489, is incorporated herein by reference.
         3.2               Third Amended and Restated Operating Agreement of The Majestic Star Casino,
                           LLC dated as of March 29, 1996, filed as Exhibit 3.2 to the Company's
                           Registration Statement, No.333-06489, is incorporated herein by reference.
         4.1               Purchase Agreement, dated as of May 22, 1996, by and between The Majestic Star
                           Casino, LLC and Wasserstein Perella Securities, Inc., filed as Exhibit 4.1 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         4.2               Indenture, dated as of May 22, 1996, by and between The Majestic Star Casino,
                           LLC, IBJ Schroder Bank &  Trust Company, as Trustee, with respect to the
                           Senior

                           Secured Notes due 2003 with Contingent Interest (the
                           "Senior Notes") and the holder of Senior Exchange
                           Secured Notes due May 15, 2003 with Contingent
                           Interest (the "Senior Exchange Notes"), filed as
                           Exhibit 4.2 to the Company's Registration Statement,
                           No. 333-06489, is incorporated herein by reference.
         4.3               Form of Senior Note and Senior Exchange Note
                           (included in Exhibit 4.2), filed as Exhibit 4.3 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         4.4               Security Agreement, dated as of May 22, 1996, from
                           The Majestic Star Casino, LLC, in favor of the holders of Senior Notes and the Senior Exchange
                           Notes, filed as Exhibit 4.4 to the Company's
                           Registration Statement, No. 333-06489, is incorporated herein by reference.
         4.5               Pledge Agreement, dated as of May 22, 1996, from
                           Barden Development,Inc. In favor of the holders of Senior Notes and the Senior Exchange Notes, filed as
                           Exhibit 4.5 to the Company's Registration Statement,
                           No. 333-06489, is incorporated herein by reference.
         4.6               Pledge Agreement, dated as of May 22, 1996, from the
                           Company in favor of the holders of Senior Notes and the Senior Exchange Notes, filed as Exhibit 4.6 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         4.7               Trademark Security Agreement, dated as of May 22,
                           1996, from the Company in favor of the holders of the Senior Notes and the Senior Exchange Notes, filed as
                           Exhibit 4.7 to the Company's Registration Statement,
                           No. 333-06489, is incorporated herein by reference.
         4.8 Cash Collateral Agreement, dated as of May 22, 1996, by and among the Company, the Trustee and N.B.D.
                           Bank, is incorporated herein by reference.
         10.1 *            Employment Letter Agreement dated as of April 25,
                           1996 by and between the Company and Don H. Barden, filed as Exhibit 10.1 to the Company's Registration
                           Statement, No. 333-06489, is incorporated herein by reference.
         10.2 *            Employment Letter Agreement effective as of December
                           4, 1995 by and between the Company, and Thomas C.
                           Bonner, filed as Exhibit 10.2 to the Company's
                           Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.3 *            Employment Letter Agreement effective as of December
                           4, 1995 by and between the Company, and Paul W.
                           Sykes, filed as Exhibit 10.3 to the Company's
                           Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.4 *            Employment Letter Agreement effective as of April 22,
                           1996 by and between the Company and Michael E. Kelly, filed as Exhibit 10.4 to the Company's Registration
                           Statement, No. 333-06489, is incorporated herein by reference.
         10.5 Berthing Agreement, dated as of April 23, 1996, between the Company and Buffington Harbor Riverboats,
                           LLC, filed as Exhibit 10.5 to the Company's
                           Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.6              First Amended and Restated Operating Agreement of
                           Buffington Harbor Riverboats, LLC, made as of October
                           31, 1995, by and between Trump Indiana, Inc. and the Company, as amended to date, filed as Exhibit 10.6 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.7 Charter Agreement, dated August 17, 1995, by and among New Yorker Acquisition Corporation, the Company and President Casinos, Inc., as amended to date, filed as Exhibit 10.7 to the Company's Registration
                           Statement, No. 333-06489, is

                           incorporated herein by reference.
         10.8 Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana, filed as Exhibit 10.8 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.9 Harbor Lease Agreement, dated June 29, 1995, by and between Trump Indiana, Inc. and Lehigh Portland Cement Company, as assigned by Trump Indiana, Inc. to Buffington Harbor Riverboats, LLC pursuant to the Assignment Agreement dated as of October 31, 1995, by and between Trump Indiana, Inc. and Buffington Harbor Riverboats, L.L.C., filed as Exhibit 10.9 to the Company' s Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.10 Equipment Financing Agreement dated April 5, 1996 by and between the Company and International Gaming Technology, filed as Exhibit 10.10 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.10 Equipment Financing Agreement dated May 5, 1996 by and between the Company and International Gaming Technology, filed as Exhibit 10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.
         10.11 Master Surety Agreement by and between the Company and United States Fidelity and Guaranty Company, filed as Exhibit 10.11 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.12 Standby Letter of Credit Application and Reimbursement and Security Agreement, filed as
                           Exhibit 10.12 to the Company's Registration
                           Statement, No. 333-06489, is incorporated herein by reference.
         10.13 Promissory Note dated March 31, 1996 from the Company to Barden Development, Inc., filed as Exhibit 10.13 to the Company's Registration Statement, No. 333-06489, is incorporated herein by reference.
         10.14 Vessel Construction Contract between Majestic Star and Atlantic Marine, Inc. dated as of September 27, 1996, filed as Exhibit 10.14 to the Company's Report on Form 10-Q for the period ended September 30, 1996, is incorporated herein by reference.
         10.15 Indiana Master Capital Lease Agreement dated September 15, 1997 by and between the Company and PDS Financial Corporation, filed herewith.
         10.16 Equipment Financing Agreement dated October 27, 1997 by and between the Company and PDS Financial Corporation, filed herewith.
         11 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 1997 and 1996, filed herewith.
         27                Financial Data Schedule (EDGAR Version Only), filed
                           herewith.
         ---------
         *   Denotes a management compensation arrangement.

(b)   Reports on Form 8-K

         None

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of
The Majestic Star Casino, LLC:

We have audited the accompanying balance sheets of The Majestic Star Casino, LLC (the "Company") as of December 31, 1997, 1996 and the related statements of income, changes in members' equity, and cash flows for the years ended December 31, 1997 and 1996 and for the period December 8, 1993 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations, members' equity and cash flows for the years ended December 31, 1997 and 1996 and for the period December 8, 1993 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

/S/ COOPERS &LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Chicago, Illinois
February 12, 1998

                          THE MAJESTIC STAR CASINO, LLC
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996


                                                                      1997             1996
                                                                      ----             ----
ASSETS
Current Assets:
     Cash and cash equivalents ...............................   $   8,083,594    $   8,935,999
     Accounts receivable, less allowance for doubtful accounts
         of  $370,000 and $190,000, respectively .............         879,887          557,816
     Inventories .............................................          33,717           24,651
     Prepaid expenses ........................................         995,887        1,169,868
                                                                 -------------    -------------
         Total current assets ................................       9,993,085       10,688,334
                                                                 -------------    -------------
Property, equipment, and vessel improvements, net ............      61,206,890       24,124,802
Other Assets:
     Organizational costs, less accumulated amortization
         of  $44,021 and  $15,772, respectively ..............          97,220          125,469
     Deferred financing costs, less accumulated amortization
         of $947,941 and  $357,640, respectively .............       3,150,149        3,757,667
     Deferred costs, less accumulated amortization
         of $1,758,662 and $2,131,166, respectively ..........       3,893,367        5,023,767
     Investment in Buffington Harbor Riverboats, L.L.C .......      43,541,985       44,946,852
     Other assets and deposits ...............................         974,551        2,028,260
     Restricted cash .........................................      11,904,716       51,688,854
                                                                 -------------    -------------
         Total other assets ..................................      63,561,988      107,570,869
                                                                 -------------    -------------
         Total Assets ........................................   $ 134,761,963    $ 142,384,005
                                                                 =============    =============

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ....................   $   1,889,427    $   2,211,599
     Short-term debt .........................................         100,696             --
     Accounts payable ........................................       1,519,235          544,154
     Other accrued liabilities:
         Payroll and related .................................       1,453,789          593,492
         Interest ............................................       3,076,512        2,468,698
         Other accrued liabilities ...........................       2,939,877        1,496,758
         Due to Buffington Harbor Riverboats, L.L.C. .........         719,058          826,512
                                                                 -------------    -------------
         Total current liabilities ...........................      11,698,594        8,141,213

Long-term debt, net of current maturities ....................     110,828,515      108,120,746
Note to member ...............................................      10,759,355       10,759,355
Commitments and contingencies
         Total long-term liabilities .........................     121,587,870      118,880,101
                                                                 -------------    -------------
         Total Liabilities ...................................     133,286,464      127,021,314
                                                                 -------------    -------------
Members'  Equity:
     Members'  contributions .................................      24,000,000       24,000,000
     Retained earnings (Accumulated deficit) .................     (22,524,501)      (8,637,309)
                                                                 -------------    -------------
         Total members' equity ...............................       1,475,499       15,362,691
                                                                 -------------    -------------
         Total Liabilities and Members' Equity ...............   $ 134,761,963    $ 142,384,005
                                                                 =============    =============

The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                              STATEMENTS OF INCOME
        FOR THE YEARS ENDED DECEMBER 31, 1997, AND DECEMBER 31, 1996, AND
    FOR THE PERIOD DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995

                                                                                                     FOR THE PERIOD
                                                                                                    DECEMBER 8, 1993
                                                      FOR THE YEAR ENDED    FOR THE YEAR ENDED     (DATE OF INCEPTION) TO
                                                       DECEMBER 31, 1997     DECEMBER 31, 1996      DECEMBER 31, 1995
                                                       -----------------     -----------------      -----------------
REVENUES:
     Casino .................................             $ 92,304,580         $  52,788,009          $       --
     Food and beverage ......................                1,559,071               808,567                  --
     Other ..................................                  848,604               636,071                  --
                                                          ------------          ------------          ------------
         Gross Revenues .....................               94,712,255            54,232,647                  --
                                                          ------------          ------------          ------------
         less promotional allowances ........                 (169,306)              (12,088)                 --
         Net Revenues .......................               94,542,949            54,220,559                  --
                                                          ------------          ------------          ------------

COSTS AND EXPENSES:
     Casino .................................               16,758,049             9,256,597                  --
     Gaming and admission taxes .............               26,956,027            15,537,905                  --
     Food and beverage ......................                1,937,290             1,128,868                  --
     Advertising and promotion ..............               12,708,722             4,563,096                  --
     General and administrative .............               22,229,511            12,289,291                  --
     Economic incentive - City of Gary ......                2,789,461             1,586,351                  --
     Depreciation and amortization ..........                7,700,345             5,319,682                  --
     Loss on disposition of assets ..........                1,602,815                  --                    --
     Pre-opening costs ......................                1,253,758             4,586,879                  --
                                                          ------------          ------------          ------------
         Total costs and expenses ...........               93,935,978            54,268,669                  --
                                                          ------------          ------------          ------------
         Operating income (loss) ............                  606,971               (48,110)                 --
                                                          ------------          ------------          ------------

OTHER INCOME (EXPENSE):
     Loss on investment in Buffington
         Harbor Riverboats, L.L.C ...........               (3,447,944)           (2,439,581)
     Interest income ........................                1,831,187             2,198,929          $    249,295
     Interest expense .......................              (12,260,715)           (8,246,565)                 --
     Interest expense to affiliate ..........                 (616,691)             (351,277)                 --
                                                          ------------          ------------          ------------
         Total other income (expense) .......              (14,494,163)           (8,838,494)              249,295
                                                          ------------          ------------          ------------
         Net Income (Loss) ..................             $(13,887,192)         $ (8,886,604)         $    249,295
                                                          ============          ============          ============

The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, AND DECEMBER 31, 1996, AND FOR THE PERIOD
            DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995

                                                                              Retained             Total
                                                            Capital           Earnings            Members'
                                                         Contributions   (Accumulated Deficit)     Equity
                                                         -------------   ---------------------  ------------
Balance, December 8, 1993
   Members' contributions ........................       $ 32,547,090               --          $ 32,547,090
   Non-cash contributions ........................          2,212,265               --             2,212,265
   Net income ....................................               --         $    249,295             249,295
                                                         ------------       ------------        ------------


Balance, December 31, 1995 .......................         34,759,355            249,295          35,008,650
   Conversion of capital contribution to debt ....        (10,759,355)              --           (10,759,355)
   Net loss ......................................               --           (8,886,604)         (8,886,604)
                                                         ------------       ------------        ------------

Balance, December 31, 1996 .......................         24,000,000         (8,637,309)         15,362,691
   Net loss ......................................               --          (13,887,192)        (13,887,192)
                                                         ------------       ------------        ------------

Balance, December 31, 1997 .......................       $ 24,000,000       $(22,524,501)       $  1,475,499
                                                         ============       ============        ============



The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997, AND DECEMBER 31, 1996,
  AND FOR THE PERIOD DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995


<CAPTION


                                                                                                                  FOR THE PERIOD
                                                                            FOR THE YEAR ENDED DECEMBER 31,      DECEMBER 8, 1993
                                                                            -------------------------------   (DATE OF INCEPTION) TO
                                                                                1997                1996        DECEMBER 31, 1995
                                                                                ----                ----        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $ (13,887,192)     $  (8,886,604)     $     249,295
Adjustment to reconcile net loss to net cash provided
     by operating activities--
     Depreciation .......................................................       5,764,612          2,815,104               --
     Amortization .......................................................       1,935,733          2,504,578               --
     Deferred expenses ..................................................            --              234,796         (2,585,863)
     Loss on investment in Buffington Harbor Riverboats, LLC ............       3,447,944          2,439,581               --
     Loss on disposal of chartered vessel improvements ..................       1,602,815               --                 --
     Organizational  costs ..............................................            --                 --             (141,241)
     Increase in accounts receivable, net ...............................        (322,071)          (557,816)              --
     Increase in inventories ............................................          (9,066)           (24,651)              --
     (Increase) decrease in prepaid expenses ............................         173,981         (1,169,868)              --
     Increase in other assets ...........................................        (224,128)          (310,722)          (250,000)
     Increase in accounts payable .......................................         975,081            424,581            119,573
     Increase in accrued payroll and other expenses .....................         860,297            593,492               --
     Increase in accrued interest .......................................         607,814          2,468,698               --
     Increase in other accrued liabilities ..............................       1,270,264          2,323,270               --
                                                                            -------------      -------------      -------------
Net cash provided (used) by operating activities ........................       2,196,084          2,854,439         (2,608,236)
                                                                            -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and vessel improvements...............     (39,641,158)       (20,241,855)           (74,846)
Licensing and local initiative expenditures .............................            --           (2,747,000)              --
(Increase) decrease in Chartered Vessel deposit .........................       1,108,264         (1,717,538)              --
Investment in Buffington Harbor Riverboats, LLC .........................      (2,043,076)       (25,563,415)       (21,417,619)
(Increase) decrease in restricted cash ..................................      39,784,138        (51,688,854)              --
                                                                            -------------      -------------      -------------
Net cash used by investment activities ..................................        (791,832)      (101,958,662)       (21,492,465)
                                                                            -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from Member ............................................            --           18,097,299         32,547,090
Proceeds from issuance of 12.75% Senior  Secured Notes ..................            --          105,000,000               --
Cash paid to reduce short-term debt .....................................        (108,336)       (18,097,299)              --
Cash paid to reduce long-term debt ......................................      (2,148,321)        (1,290,860)              --
Payment of Senior Secured Notes issuance costs ..........................            --           (4,115,307)              --
                                                                            -------------      -------------      -------------
Net cash (used)  provided by financing activities .......................      (2,256,657)        99,593,833         32,547,090
                                                                            -------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents ....................        (852,405)           489,610          8,446,389
Cash and cash equivalents, beginning of period ..........................       8,935,999          8,446,389               --
                                                                            -------------      -------------      -------------
Cash and cash equivalents, end of period ................................   $   8,083,594      $   8,935,999      $   8,446,389
                                                                            =============      =============      =============

INTEREST PAID:
     Principal Member ...................................................   $     616,691      $     351,277      $        --
     Equipment Debt .....................................................   $     577,386      $     382,231      $        --
     Senior Secured Notes ...............................................   $  13,387,506      $   6,433,438      $        --

SUPPLEMENTAL NONCASH OPERATING AND FINANCING ACTIVITIES OF THE COMPANY INCLUDE THE FOLLOWING:
     During 1997, the Company refinanced existing equipment debt of $3,805,070, and obtained additional financing of $4,275,750 for additional equipment. On March 31, 1996, contributions totaling $10,759,355 were converted from Members' Equity to long-term debt. During 1996 the Company obtained financing of $6,623,205. During 1995, deferred expenses of $918,286 were paid by a former member on behalf of the Company and $888,580 were contributed to the Company by a current member. In 1995 the investment in Buffington Harbor Riverboats, L.L.C. of $87,167 was paid by a former member on behalf of the Company and $318,232 was contributed to the Company by a current member.

The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                          NOTES TO FINANCIAL STATEMENTS

          FOR THE YEARS ENDED DECEMBER 31, 1997, AND DECEMBER 31, 1996,
  AND FOR THE PERIOD DECEMBER 8, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1995

1.       BASIS OF PRESENTATION:

         The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company ("LLC"), to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

          The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. At December 31, 1997 and 1996, the Company had bank deposits in excess of federally insured limits by approximately $3,076,000 and $4,907,000, respectively.

INVENTORIES

         Inventories, which consist of food, beverage, and promotional items are recorded at the lower of cost or market, cost being determined principally on a first in, first out basis. The estimated cost of normal operating quantities (base stock) of uniforms has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying balance sheets include $365,281 and $310,722 of base stock inventories at December 31, 1997 and 1996, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are computed utilizing the straight line method over the estimated useful lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal are recognized when incurred.

         On October 27, 1997 the Chartered Vessel was replaced with the Permanent Vessel. The Company wrote-off approximately $1,600,000 of unamortized leasehold improvements made to the Chartered Vessel. Assets used on the Chartered Vessel with a net book value of approximately $713,000 at December 31, 1997 are in the process of being disposed of. It cannot be determined at this time whether these costs will be fully recouped through the sale of these assets.

CAPITALIZED INTEREST

         The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money.

         Interest expense capitalized for the construction of the new riverboat casino (the "Permanent Vessel") was $2,530,000, of this amount, $213,000 was capitalized during 1996.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ORGANIZATIONAL COSTS

         Costs incurred in connection with the formation of the limited liability company have been capitalized and are being amortized over a period of five years.

DEFERRED FINANCING COSTS

         Deferred financing costs represent agent's commission, closing costs and professional fees incurred in connection with the Senior Secured Notes. Such costs are being amortized over the seven year term of the notes.

DEFERRED COSTS AND PREOPENING COSTS

         Development obligation payments to the City and licensing costs represent direct costs associated with the development of the riverboat casino, and were deferred until operations commenced on June 7, 1996. These costs are currently being amortized over five years, the life of the gaming license. Costs of approximately $1,254,000 associated with the transition from the Chartered Vessel to the Permanent Vessel in October 1997 and pre-opening costs of approximately $4,587,000 in 1996 were charged to operations in the years ended 1997 and 1996, respectively.

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

         The Company accounts for its 50 percent interest in Buffington Harbor Riverboats, L.L.C. ("BHR") under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss on distributions.

RESTRICTED CASH

         Cash and investments of approximately $11,905,000 and $51,689,000 at December 31, 1997 and 1996, respectively, represent amounts to fund future cash requirements associated with the construction of the Permanent Vessel in 1996 as well as funds designated as a completion reserve in 1997 and 1996 for the construction of the Permanent Vessel. The funds are invested primarily in securities of the U. S. Government and its agencies, with original maturities less than 180 days and are held in collateral accounts pursuant to disbursement agreements of the Senior Secured Notes.

CASINO REVENUE

         Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

PROMOTIONAL ALLOWANCES

         Operating revenues include the retail value of food and other services, which were provided to customers without charge. The corresponding charges have been deducted from revenue in the accompanying statements of income as promotional allowances in the determination of net operating revenues. The estimated costs of providing the complimentary services are charged to the casino department and are as follows:

                                               1997             1996
                                               ----             ----
                 Food...................   $ 160,293         $ 13,026
                 Retail.................   $   9,013         $      0

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FEDERAL INCOME TAXES

         The Company has elected status as a partnership under the Internal Revenue Code. Under this election, income of the Company is taxed directly to the members and, accordingly, there is no provision for federal income taxes.

LONG-LIVED ASSETS

         The Company, in 1995, adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that an entity review its long-lived and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists, if, at a minimum the future expected cash flows (undiscounted and without interest charges) from an entity's operation are less than the carrying value of these assets. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets.

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

3.  CERTIFICATE OF SUITABILITY

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

         The second certificate was issued to Trump Indiana, Inc. ("Trump"). The Company and Trump jointly developed and operate a docking location from which the entities are conducting their respective riverboat gaming operations in the City.

4.  CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

         On September 7, 1995, the Company and the City entered into an agreement for the purpose of summarizing procedures regarding the acquisition of a certain parcel of land in accordance with the Certificate. The Company paid the city $250,000 under the terms of this agreement.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         On September 29, 1995, the Company, Trump and the City entered into an agreement. In accordance with this agreement, the Company paid the City $5,000,000. As of December 31, 1996, $5,250,000 of deferred costs represents the Company's development obligation to the City, which is being amortized over 5 years, the life of the gaming license.

         As of March 26, 1996, the City and the Company entered into a development agreement which supersedes the September 7, 1995 agreement between the City and the Company. The development agreement ("Development Agreement") requires the Company, among other things, (1) to invest $116 million in various on-site improvements over the next five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gambling Act and (3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12 million.

         The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of the Company's commitment are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (a substantial portion of which has been expended through December 31, 1997, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

5.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                                                    Estimated
                                                                                   Service Life
                                                     1997              1996          (Years)
                                                     ----              ----          -------
     Vessel.....................................   $43,409,051       $        --        30
     Buildings and improvements.................        49,507            28,789         5
     Vessel improvements........................            --         5,051,258         2
     Furniture, fixtures and equipment..........    22,691,072        13,211,824         5
                                                    ----------        ----------
         Total Property and equipment...........    66,149,630        18,291,871
     Less accumulated depreciation
         and amortization.......................   (4,942,740)       (2,815,104)
                                                   -----------       -----------
         Total Property and equipment, net......    61,206,890        15,476,767
     Construction in progress...................            --         8,648,035
                                                   -----------       -----------
         Total Property, equipment, and
               construction in progress, net....   $61,206,890       $24,124,802
                                                   ===========       ===========

         Substantially all property and equipment are pledged as collateral on long-term debt. See Note 8.

6.  INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

         On October 31, 1995, the Company and Trump entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and BHR share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage, and valet operations, which are allocated on a percentage of use by the casino

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

customers of the Company and the joint venture partner.

The following represents selected financial information of BHR:

                                                     December 31, 1997          December 31,1996
                                                     -----------------          ----------------
BALANCE SHEET
     Cash and cash equivalents......................   $    129,509               $    68,380
     Current assets.................................      2,246,364                 2,457,562
     Property, equipment, and construction
         in progress, net...........................     89,946,185                90,854,327
     Other assets...................................        509,279                   255,381
         Total assets...............................     92,701,828                93,567,270

     Current liabilities............................      2,760,693                 1,941,459
         Total liabilities..........................      5,617,858                 3,655,768

     Member's equity
     The Majestic Star Casino, LLC..................     43,541,985                44,946,852
         Total members' equity......................     87,083,970                89,911,502

STATEMENTS OF INCOME
     Gross revenue..................................     19,685,841                12,764,460
     Operating income (loss)........................    (6,931,944)               (5,138,192)
     Net income (loss)..............................   $(6,913,682)               $4,935,145)

         Promotional allowances provided to the Company's gaming patrons at BHR facilities totaled approximately $646,000 in 1997, and $288,000 in 1996, and are characterized in the Company's financial statements as an expense of the casino. BHR invoices the Company monthly for these promotional allowances at cost which approximates the retail value of the promotional allowances.

         At December 31, 1997 and 1996, the Company's income statements reflect approximately $8,753,000 and $4,314,000 in vessel berthing fee's and promotional allowances payable to BHR of which $8,860,000 and $3,487,000 was paid in 1997 and 1996, respectively.

7.  CHARTER AGREEMENT

         On August 17, 1995, the Company entered into a Charter Agreement ("Agreement") with New Yorker Acquisition Corporation ("Owner") and President Casino, Inc. for the purpose of leasing the Owner's casino gaming vessel together, with all improvements, furniture, fixtures and equipment.

         The Agreement became effective on May 3, 1996 and expires on May 10, 1998. Under the terms of the Agreement, the Company will pay the Owner $125,000 plus 5% use tax monthly for the first 24 months. The total amount of rent expense included in the Company's Statements of Income was approximately $1,537,000 and $879,000 for 1997 and 1996, respectively. The Company must pay the cost of any repairs which are necessary to bring the Chartered Vessel into the condition required on redelivery under the lease agreement. The cost of those additional expenditures is undetermined at this time.

           As required by the Agreement, the Company in 1995 placed a security deposit in escrow with a financial institution. The amount in escrow including accrued interest was approximately $609,000 and $1,700,000 as of December 31, 1997 and 1996, respectively. The security deposit is refundable pursuant to the terms of the escrow

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

agreement.

8.  LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 is as  follows:

                                                                                       1997             1996
                                                                                       ----             ----
     Senior secured notes payable; collateralized by a first priority lien on substantially all of the assets of the Company, due in semi-annual installments of interest at 12.75% together with contingent interest payable on May 15 and November 15; with a final payment of
     principal and interest due on May 15, 2003 (See Note 10)..................   $105,000,000         $105,000,000

     Contracts payable collateralized by gaming equipment; due in aggregate monthly installments of approximately $184,300 in 1996 plus interest, with varying maturity dates through
     April 1999.  These contracts were refinanced in 1997......................             --            5,332,345

     Contracts payable including related use taxes; collateralized by gaming equipment; due in aggregate monthly installments (principal and interest) of approximately $220,000, with varying
     maturity dates through September 2001 (1).................................      7,717,942                   --
                                                                                  ------------         ------------
              Total long-term debt.............................................    112,717,942          110,332,345
     Less current portion (1)..................................................     (1,889,427)          (2,211,599)
                                                                                  ------------         ------------
     Long-term portion.........................................................   $110,828,515         $108,120,746
                                                                                  ============         ============


         The scheduled maturities of long-term debt are as follows:

                           Year Ending December 31,              Maturities
                                    1998                      $   1,889,427
                                    1999                          2,169,706
                                    2000                          2,417,550
                                    2001                          1,241,259
                                    2002                               --
                           Thereafter                           105,000,000
                                                                -----------
                                    Total                      $112,717,942

         ------------
         (1) At December 31, 1997 deferred long term and current portion of equipment debt includes accrued use taxes payable of $175,492 and $65,408, respectively.

Equipment Financing

         At December 31, 1997, approximately $7.5 million of equipment financing, excluding accrued use taxes of approximately $241,000, was outstanding of which $1.9 million represents current maturities of long-term debt. $3.6 million of this debt carries an interest rate of 11.5%, $3.1 million carries an interest rate of 10.75%, and $787,000 carries an interest rate of 10.93%. The debt is collateralized by certain gaming equipment and the remaining balance will be repaid in varying monthly principal and interest payments of approximately $220,000.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  NOTE TO MEMBER

         At December 31, 1997 and 1996, approximately $10.8 million was owed to a member of the Company. This note carries a floating interest rate equal to the applicable federal short term note, as set forth in Section 1274(d) of the Internal Revenue Code of 1986 (5.5% and 5.6%, at December 31, 1997 and 1996, respectively) and could not be repaid, under the Indenture, until the completion of the Permanent Vessel, which is complete. This note resulted from the conversion of members' contributions into debt on March 31, 1996. The note is a demand note and there is no guaranty that the note due to BDI will not be repaid in 1998. During January 1998, the proceeds from the Senior Secured Notes reserved to repay the note were reclassified from restricted cash to operating cash as the funds held in escrow were not required to complete the Permanent Vessel.

10.  SENIOR SECURED NOTES

         On May 22, 1996, the Company completed a private offering of $105,000,000 of Senior Secured Notes due May 15, 2003. These notes were exchanged in November, 1996 by the Senior Exchange Secured Notes, which are registered under the Securities Exchange Act of 1933, but which notes are otherwise substantially identical in all material respects to the privately placed notes.

         The Senior Secured Notes bear interest at a fixed rate of 12.75% per annum payable May 15 and November 15 each year, commencing November 15, 1996. Contingent interest is payable on the Senior Secured Notes, on each such interest payment date, in an aggregate amount equal to 5.0% of the Company's Consolidated Cash Flow, as defined in the Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated May 22, 1996 (the "Indenture"), for the six month period ending on March 31 or September 30 (each, a "Semiannual Period") most recently completed prior to such interest payment date, based on maximum of $60.0 million of the Company's Consolidated Cash Flow during any two consecutive Semiannual Periods; provided that no contingent interest shall be payable with respect to any period prior to the first day of the operation of the Majestic Star Casino, as defined in the Indenture. Under certain circumstances, the Company, at its option, may defer payment of all or any installment of contingent interest. At December 31, 1997 and 1996, accrued contingent interest payable was approximately $1,253,000 and $603,000, respectively.

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

11.  PROFIT SHARING PLAN

         The Company contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan is available to all employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $288,000 during 1997.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

Letter of Credit/Surety Bond

         In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the Commission. The Bond's primary purpose is to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company. The beneficial owner of the Company (the "Owner") guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit.

         If the Owner is required to make payments to the bank or the bonding company as a result of the guaranty, the Company will be obligated to reimburse the Owner for any such payments.

Legal Proceedings

         On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997 property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. According to legal counsel, the probable 1998 property tax liability is estimated not to exceed $641,000. The estimated property tax liability accrued by the Company as of December 1997 was $434,000.

Harbor Lease

         Under a lease agreement assumed by BHR, from the Joint Venture Partner with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Joint Venture Partner and the Company. The lease places certain restrictions on the use of the harbor by the joint venture partners, requires the reimbursement of certain costs which may be incurred by Lehigh Cement and requires BHR to pursue permitting of and building of a new harbor. The lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting of and then building of a new harbor, the lease will extend beyond December 29, 1997 until the earlier of December 31, 2005 or the completion of a new harbor. The BHR Joint Venture will be required to pay $125,000 per month beginning January 1998. A new harbor may require new guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Indiana Gaming Regulations

         The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Buffington Harbor Riverboats, L.L.C.:

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 1997 and 1996, and the related statements of operations, members' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ ARTHUR ANDERSEN LP

ARTHUR ANDERSEN LP
Rossland, New Jersey
February 5, 1998

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                        1997            1996
                                                        ----            ----
ASSETS
CURRENT ASSETS:
[S]                                                 [C]             [C]
     Cash .....................................     $   129,509     $    68,380
     Trade receivables ........................          11,119          15,264
     Due from members' (Note 2) ...............       1,666,509       1,928,390
     Inventory ................................         339,066         353,966
     Prepaid expenses and other current assets          100,161          91,562
                                                    -----------     -----------
         Total current assets .................       2,246,364       2,457,562

PROPERTY, PLANT AND EQUIPMENT, NET
     (Notes 2 and 3) ..........................      89,946,185      90,854,327

OTHER ASSETS ..................................         509,279         255,381
                                                    -----------     -----------
         Total  assets ........................     $92,701,828     $93,567,270
                                                    ===========     ===========

LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES:
     Accounts payable .........................     $ 2,095,812     $ 1,081,317
     Accrued expense ..........................         664,881         460,142
     Deferred income ..........................            --           400,000
                                                    -----------     -----------
         Total current liabilities ............       2,760,693       1,941,459

DEFERRED RENT (Note 4) ........................       2,857,165       1,714,309

COMMITMENTS AND CONTINGENCIES (Note 4)

MEMBERS' CAPITAL ..............................      87,083,970      89,911,502
                                                    -----------     -----------
         Total liabilities and member's capital     $92,701,828     $93,567,270
                                                    ===========     ===========


The accompanying notes to financial statements are an integral part of these balance sheets.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          1997              1996
                                          ----              ----
REVENUES
     Food and beverage ............   $  5,541,672      $  3,576,492
     Other(Note2)..................     14,144,169         9,187,968
                                      ------------      ------------
         Net revenues .............     19,685,841        12,764,460
                                      ------------      ------------

COSTS AND EXPENSES
     Food and beverage ............      4,553,964         2,894,437
     General and administrative ...     15,776,782         9,768,871
     Depreciation .................      5,821,765         3,039,708
     Other ........................        465,274           328,046
     Preopening expenses ..........              0         1,871,590
                                      ------------      ------------
         Total costs and expenses .     26,617,785        17,902,652
                                      ------------      ------------

         Loss from operations .....     (6,931,944)       (5,138,192)

INTEREST INCOME, net ..............         18,262           203,047
                                      ------------      ------------
         Net loss .................   $ (6,913,682)     $ (4,935,145)
                                      ============      ============


The accompanying notes to financial statements are an integral part of these statements.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                         STATEMENTS OF MEMBERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                             Retained
                                                           Member            Earnings
                                                          Contributions      (Deficit)            Total
                                                          -------------     ----------            -----
Balance, December 31, 1995 ..........................     $ 43,646,036     $     73,781      $ 43,719,817
     Capital contribution made by Trump Indiana, Inc.       25,563,415                0        25,563,415
     Capital contribution made by  The Majestic
         Star Casino, LLC ...........................       25,563,415                0        25,563,415
     Net loss .......................................                0       (4,935,145)       (4,935,145)
                                                          ------------     ------------      ------------
Balance, December 31, 1996 ..........................     $ 94,772,866     $ (4,861,364)     $ 89,911,502
     Capital contribution made by Trump Indiana, Inc.        2,043,075                0         2,043,075
     Capital contribution made by  The Majestic
         Star Casino, LLC ...........................        2,043,075                0         2,043,075
         Net loss ...................................                0       (6,913,682)       (6,913,682)
                                                          ------------     ------------      ------------
Balance, December 31, 1997 ..........................     $ 98,859,016     $(11,775,046)     $ 87,083,970
                                                          ============     ============      ============


The accompanying notes to financial statements are an integral part of these financial statements.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                              1997             1996
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .....................................................     $ (6,913,682)     $ (4,935,145)
     Adjustment to reconcile net loss to net cash flows provided by
         (used in) operating activities--
         Depreciation .............................................        5,821,765         3,039,708
         Deferred rent ............................................        1,142,856         1,714,309
         Deferred income ..........................................         (400,000)          400,000
     Changes in operating assets and liabilities--
         Decrease (increase) in accounts receivable ...............            4,145           (15,264)
         Decrease (increase) in due from members' .................          261,881        (1,928,390)
         Decrease (increase) in inventory .........................           14,900          (353,966)
         Increase in prepaid expenses and other current assets ....           (8,599)          (91,562)
         Increase in other assets .................................         (253,898)         (255,381)
         Increase (decrease)  in accounts payable .................        1,014,495        (1,859,328)
         Increase in accrued expenses .............................          204,739           460,142
                                                                        ------------      ------------
     Net cash flows provided by (used in) operating activities....           888,602        (3,824,877)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net ..............       (4,913,623)      (61,290,442)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributed capital ..........................................        4,086,150        51,126,830
                                                                        ------------      ------------
         Net increase (decrease) in cash ..........................           61,129       (13,988,489)

CASH  BEGINNING OF PERIOD .........................................           68,380        14,056,869
                                                                        ------------      ------------

CASH  END OF PERIOD ...............................................     $    129,509      $     68,380
                                                                        ============      ============



The accompanying notes to financial statements are an integral part of these financial statements.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND OPERATIONS:

         Trump Indiana, Inc. ("Trump Indiana") and The Majestic Star Casino, LLC ("Barden"), the two holders of certificates of suitability for the Gary, Indiana riverboat casinos, formed Buffington Harbor Riverboats, L.L.C. ("BHR") on September 27, 1995 and have entered into an agreement (the "BHR Agreement") relating to the joint ownership, development and operation of all common land based and waterside operations in support of the Trump Indiana and Barden riverboat casinos. Under the BHR Agreement, BHR acquired property and constructed common roadways, utilities and other infrastructure improvements on BHR's property.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Use of Estimates

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

         Revenue Recognition

         Under the terms of the BHR Agreement, all expenditures requiring a cash outlay by BHR are billed to Trump Indiana and Barden at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump Indiana and Barden.

         Property, Plant and Equipment

         Property, plant and equipment is carried at cost. Property and equipment is depreciated on the straight-line method using rates based on the following useful lives:

                    Land improvements                     15 years
                    Buildings                             40 years
                    Building improvements                 5 - 10 years
                    Harbor improvements                   10 - 15 years
                    Furniture, fixtures and equipment     5 years

         Income Taxes

         BHR makes no provision (benefit) for income taxes since taxable income
(loss) is allocated to the members for inclusion in their respective income tax returns.

         Long-Lived Assets

         BHR accounts for long-lived assets under the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SAS No. 121"). SAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. BHR does not believe that any such changes have occurred.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3.  PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is comprised of the following:

                                                                       1997              1996
                                                                       ----              ----
         Land and land improvements.......................         $35,091,770       $34,167,743
         Building and building improvements...............          40,199,358        37,184,893
         Harbor improvements..............................          16,921,393        16,582,189
         Furniture, fixtures and equipment................           6,595,138         5,959,210
                                                                   -----------       -----------
                                                                    98,807,659        93,894,035
         Less: Accumulated depreciation...................           8,861,474         3,039,708
                                                                   -----------       -----------
              Total property, plant and equipment, net....         $89,946,185       $90,854,327
                                                                   ===========       ===========

4.       COMMITMENTS AND CONTINGENCIES:

         Indiana Gaming Regulations

         The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana and Barden.

         Leases

        Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property, which is integral to the gaming operations of Trump Indiana and Barden. The lease places certain restrictions on the use of the harbor by riverboats of Barden and Trump Indiana, requires the reimbursement of certain costs which may be incurred by Lehigh Cement, and requires BHR to pursue the permitting and construction of a new harbor. The lease was rent free through December 29, 1997, and subject to certain conditions, primarily continuing progress toward permitting and construction of a new harbor, the lease will extend beyond December 29, 1997 until the earlier of December 31, 2005 or the completion of a new harbor. Subsequent to the original 30-month term and beginning January, 1998 BHR is required to make payments of $125,000 per month for the remainder of the lease term. As of December 31, 1997 and 1996, BHR has recorded deferred rent expense of $2,857,165 and $1,714,309, respectively. The level of expenditures necessary to construct a new harbor cannot be accurately estimated at this time.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



         Minimum rental commitments under noncancelable operating leases are as follows:

                  Years ended December 31-
                           1998                      $ 1,500,000
                           1999                        1,500,000
                           2000                        1,500,000
                           2001                        1,500,000
                           2002                        1,500,000
                           Thereafter                  4,500,000
                                                     -----------
                                                     $12,000,000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of The Majestic Star Casino, LLC:

Our report on the financial statements of The Majestic Star Casino, LLC (the "Company") is included in Part IV, Item 14 to this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Part IV of Form 10-K, Item 14(a)2 as of and for the years ended December 31, 1997 and 1996.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/S/ COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Chicago, Illinois
February 12, 1998

                                                                     SCHEDULE II


                          THE MAJESTIC STAR CASINO, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                    Balance at       Charged to                                    Balance at
                                    beginning        costs and         Cash                           and
Description                          of year         expenses          Recoveries   Deductions      of  year
------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
Year ended December 31, 1996        $   -0-          $190,000          $ -0-          $ -0-         $190,000

Year ended December 31, 1997        $190,000         $180,000          $ -0-          $ -0-         $370,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                     THE MAJESTIC STAR CASINO, LLC

                                     By: Barden Development Inc., Manager

                                     By:   /S/ DON H. BARDEN
                                           Don H. Barden
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature             Title                                            Date

/S/ DON H. BARDEN     President and Chief Executive Officer       March 30, 1998
Don H. Barden         of the Manager and the Company
                      (Principal Executive Officer)

/S/ MICHAEL E. KELLY  Vice President and Chief Financial Officer  March 30, 1998
Michael E. Kelly      (Principal Financial and Accounting Officer
                      of the Company)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10.15             Indiana Master Capital Lease Agreement dated September 15,
                  1997 by and between the Company and PDS Financial Corporation.

10.16 Equipment Financing Agreement dated October 27, 1997 by and between the Company and PDS Financial Corporation.

11 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 1997 and 1996.

27                Financial Data Schedule (EDGAR Version Only).