Form 10-Q
period 1998-03-31
MAJESTIC STAR CASINO LLC
filed 1998-05-13
CIK 1016466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March  31, 1998
                                      or
       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:
        Class               Number of shares
        -----               ----------------
        Not applicable      Not applicable

                         THE MAJESTIC STAR CASINO, LLC
                                     Index
                                                                     Page No.
Part I-- FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Balance Sheets, as of March 31, 1998 (Unaudited)
      and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .1
    Statements of Income (Unaudited) for the three months
      ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .2
    Statements of Cash Flows (Unaudited) for the three months
      ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .3
    Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . .7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . 16

Part II -- OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 17

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       THE MAJESTIC STAR CASINO, LLC
                                Balance Sheets

                                                    March 31,          December 31,
                                                      1998                 1997
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $22,652,560        $8,083,594
  Accounts receivable, less allowance for
   doubtful accounts of $430,000 and $370,000,
   respectively                                       1,032,855           879,887
  Inventories                                            21,814            33,717
  Prepaid expenses                                    1,196,572           995,887
                                                     ----------         ---------
    Total current assets                             24,903,801         9,993,085
                                                     ----------         ---------
Property, equipment, and vessel improvements, net    59,207,415        61,206,890
Other assets:
  Organizational costs, less accumulated
   amortization of $51,083 and $44,021, respectively     90,158            97,220
  Deferred financing costs, less accumulated
   amortization of $1,096,196 and $947,941,
   respectively                                       3,001,894         3,150,149
  Deferred costs, less accumulated amortization of
   $2,041,262 and $1,758,662, respectively            3,614,963         3,893,367
  Investment in Buffington Harbor Riverboats, L.L.C. 42,792,562        43,541,985
  Other assets and deposits                             366,710           974,551
  Restricted cash                                            --        11,904,716
                                                     ----------        ----------
    Total other assets                               49,866,287        63,561,988
                                                     ----------        ----------
    Total assets                                   $133,977,503      $134,761,963
                                                    ===========       ===========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt               $1,889,427        $1,889,427
  Short-term debt                                        60,931           100,696
  Accounts payable                                      855,006         1,519,235
Other accrued liabilities:
  Payroll and related                                 1,014,295         1,453,789
  Interest                                            6,683,900         3,076,512
  Other accrued liabilities                           2,847,007         2,939,877
  Due to Buffington Harbor Riverboats, L.L.C.           783,146           719,058
                                                      ---------         ---------
     Total current liabilities                       14,133,712        11,698,594
Long-term debt, net of current maturities           110,359,279       110,828,515
Note to member                                       10,759,355        10,759,355
Commitments and contingencies                                --                --
     Total long-term liabilities                    121,118,634       121,587,870
                                                    -----------       -----------
     Total liabilities                              135,252,346       133,286,464
                                                    -----------       -----------
Members' equity:
  Members' contributions                             24,000,000        24,000,000
  Retained earnings (Accumulated deficit)           (25,274,843)      (22,524,501)
                                                    -----------       -----------
     Total members' equity                           (1,274,843)        1,475,499
                                                    -----------       -----------
     Total liabilities and members' equity         $133,977,503      $134,761,963
                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                             Statements of Income
                                  (unaudited)

                                                  Three Months     Three Months
                                                 Ended March 31,  Ended March 31,
                                                      1998             1997
Revenues:
  Casino                                          $27,583,884       $23,629,068
  Food and beverage                                   466,516           389,296
  Other                                               563,540           214,428
                                                   ----------        ----------
    Gross revenues                                 28,613,940        24,232,792
    less promotional allowances                      (132,262)           (6,264)
                                                   ----------        ----------
         Net revenues                              28,481,678        24,226,528

Costs and Expenses:
  Casino                                            4,879,020         4,159,121
  Gaming and admission taxes                        8,130,253         6,849,769
  Food and beverage                                   597,919           490,244
  Advertising and promotion                         2,912,010         2,189,214
  General and administrative                        6,526,337         5,759,183
  Economic incentive - City of Gary                   852,276           710,322
  Depreciation and amortization                     1,930,691         1,773,412
  Loss on disposition of assets                       734,992                --
                                                    ---------         ---------
         Total costs and expenses                  26,563,498        21,931,265
                                                   ----------        ----------
         Operating income                           1,918,180         2,295,263

Other Income (Expense):
  Loss on investment in
        Buffington Harbor Riverboats, L.L.C.         (926,548)         (635,314)
  Interest income                                     223,007           733,244
  Interest expense                                 (3,819,460)       (3,519,058)
  Interest expense to affiliate                      (145,521)         (150,900)
                                                   ----------        ----------
  Total other income (expense)                     (4,668,522)       (3,572,028)
                                                   ----------        ----------
        Net income (loss)                         $(2,750,342)      $(1,276,765)
                                                   ==========         =========

The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                           Statements of Cash Flows
                                  (unaudited)

                                                                    For the three months     For the three months
                                                                    Ended March 31, 1998     Ended March 31, 1997
Cash Flows From Operating Activities
  Net loss                                                               $(2,750,342)             $(1,276,765)
    Adjustment to reconcile net loss to net cash
    provided by operating activities
      Depreciation                                                         1,492,775                1,315,712
      Amortization                                                           437,916                  457,700
  Loss on investment in Buffington Harbor
    Riverboats, L.L.C.                                                       926,548                  635,314
  Loss on disposal of chartered vessel improvements                          734,992                       --
  Increase in accounts receivable, net                                      (152,968)                 (47,295)
  Decrease in inventories                                                     11,903                    2,422
  (Increase) decrease in prepaid expenses                                   (200,685)                 275,773
  Increase in other assets                                                    (5,621)                      --
  Increase (decrease) in accounts payable                                   (664,229)                 786,454
  Decrease in accrued payroll and other expenses                            (439,494)                 (71,651)
  Increase in accrued interest                                             3,607,388                3,431,767
  Increase (decrease) in other accrued liabilities                           (28,782)                 203,804
                                                                           ---------                ---------
    Net cash provided  by operating activities                             2,969,401                5,713,235
                                                                           ---------                ---------
Cash Flows From Investing Activities
  Acquisition of property, equipment and vessel improvements                (228,298)              (7,708,067)
  Increase (decrease) in Chartered Vessel deposit                            609,274                  (13,920)
  Investment in Buffington Harbor Riverboats, L.L.C.                        (177,126)              (1,032,508)
  Deferred expenses                                                               --                 (210,625)
  Decrease in restricted cash                                             11,904,716                6,175,491
                                                                          ----------                ---------
    Net cash provided (used) by investment activities                     12,108,566               (2,789,629)
                                                                          ----------               ----------

Cash Flows From Financing Activities
  Cash paid to reduce short-term debt                                        (39,765)                      --
  Cash paid to reduce long-term debt                                        (469,236)                (552,900)
                                                                          ----------                ---------
    Net cash used by financing activities                                   (509,001)                (552,900)
                                                                          ----------                ---------
Net increase (decrease) in cash and cash equivalents                      14,568,966                2,370,706
Cash and cash equivalents, beginning of period                             8,083,594                8,935,999
                                                                          ----------                ---------
Cash and cash equivalents, end of period                                 $22,652,560              $11,306,705
                                                                          ==========               ==========

Interest paid:
  Principal Member                                                          $145,520                 $150,900
  Equipment Debt                                                            $207,140                 $139,661

The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                         Notes to Financial Statements
                                  (unaudited)

Note 1--Basis of Presentation

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2--Investment in Buffington Harbor Riverboats, L.L.C. ("BHR"):

On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage, gift shop, and valet operations, which are allocated on a percentage of use by the casino customers of the Company and the Joint Venture Partner.

The following represents selected financial information of BHR:

                        Buffington Harbor Riverboats, L.L.C.
                                Statements of Income
                                    (Unaudited)

                               Three Months           Three Months
                               Ended March 31, 1998   Ended March 31, 1997
                               --------------------   --------------------
Gross Revenue                  $ 4,815,104            $ 5,322,485
Operating Loss                 $   374,788            $   263,608
Net Loss                       $ 1,853,136            $ 1,688,873

Note 3--Commitments and Contingencies:

Legal Proceedings

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. According to legal counsel, the probable 1998 property tax liability is estimated not to exceed approximately $641,000. The tax is payable in semiannual installments due in May and November 1998.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

Harbor Lease

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Joint Venture Partner and the Company. The lease places certain restrictions on the use of the harbor by the Joint Venture Partners, requires the reimbursement of certain costs which may be incurred by Lehigh Cement and requires BHR to pursue permitting of and building of a new harbor. The lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting of and then building of a new harbor, the lease has been extended until the earlier of

December 31, 2005 or the completion of a new harbor. Starting in January 1998, under the lease, the BHR Joint Venture pays rent of $125,000 per month. A new harbor may require new guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information

This quarterly report includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the purchase of real estate for, and the design and construction of, a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets and adverse results of significant litigation matters.

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

The Company and Trump Indiana, Inc. (the "Joint Venture Partner"), the holder of a second gaming license to operate from the City, formed Buffington Harbor Riverboats, L.L.C. ("BHR") to own and operate certain common facilities at Buffington Harbor (the "Gaming Complex") such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a fifty-percent ownership in BHR.

The Company's operations through October 19, 1997, were conducted on the Chartered Vessel. The Chartered Vessel was chartered pursuant to a five year lease, which began in May 1996, and contained approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games.
In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel, which is owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,532 slot machines, 69 table games including 8 poker tables. The Permanent Vessel has an atrium, escalators and elevators. The Company expended approximately $50 million, excluding capitalized interest, on the Permanent Vessel.

On March 30, 1998, the Company executed an amendment to the August 17, 1995 charter agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as is, where is" at Erie, Pennsylvania, from the Company, the lessee. The Company also agreed to release a $500,000 escrow account with accrued interest thereon, free and clear of any claims thereon to New Yorker Acquisition Corporation, in lieu of restoring the Chartered Vessel back to its original condition. The Company during the three months ended March 31, 1998, wrote-off assets previously utilized and left on board the Chartered Vessel that had a net book value of approximately $735,000. As of March 1, 1998, all obligations of New Yorker Acquisition Corporation and the Company have been fully satisfied and the parties have no further obligations under the original charter agreement.

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the Indiana Gaming Commission advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due to winter weather conditions during the first quarter of both 1998 and 1997, the Company conducted virtually all of its gaming operations with the Permanent Vessel or the Chartered Vessel docked. The Company anticipates resuming a regular cruising schedule during May 1998.

The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has undertaken a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The Company is in the process of contacting these vendors to determine whether their systems are year 2000 compliant, and, if not, establish timelines as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results expected during the period May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Results of Operations

Due to winter weather conditions or mechanical difficulties, the Company did not operate for three days during the quarter ended March 31, 1998. The discussions of results of operations contained herein provides a comparison of the three month period ended March 31, 1998, with the three month period ended March 31, 1997. Gross revenues were approximately $28.6 million and $24.2 million during the three months ended March 31, 1998, and 1997, respectively.

The following tables set forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

Statements of Income -- Summary Information
--------------------------------------------
                                 Three Months Ended    Three Months Ended
                                 March 31, 1998        March 31, 1997
                                 ------------------    ------------------
Gross Revenues (1)                  $28,614,000            $24,233,000
Operating Income (Loss) (2)(3)       $1,918,000             $2,295,000
EBITDA (4)                           $5,336,000             $4,462,000

Statements of Income - - Percentage of Gross Revenues
-----------------------------------------------------
                               For the Three Months   For the Three Months
                               Ended March 31, 1998   Ended March  31, 1997
                               --------------------   ---------------------
Revenues:
   Casino                             96.4%                   97.5%
   Food and beverage                   1.6%                    1.6%
   Other (1)                           2.0%                    0.9%
   Gross Revenues                    100.0%                  100.0%
     Less promotional allowances     (0.5)%                    0.0%
     Net Revenues                     99.5%                  100.0%
Costs and Expenses:
   Casino                             17.0%                   17.2%
   Gaming and admission taxes         28.4%                   28.3%
   Food and beverage                   2.1%                    2.0%
   Advertising and promotion          10.2%                    9.0%
   General and administrative (2)     22.8%                   23.8%
   Economic incentive-City of Gary     3.0%                    2.9%
   Depreciation and amortization       6.7%                    7.3%
   Loss on disposition of assets (3)   2.6%                    0.0%
                                      ----                    ----
        Total                         92.8%                   90.5%
Operating Income (Loss):               6.7%                    9.5%

Other Income (Expense):
   Loss on investment in BHR         (3.2)%                  (2.7)%
   Interest income                     0.8%                    3.0%
   Interest expense                 (13.4)%                 (14.5)%
   Interest expense to affiliate     (0.5)%                  (0.6)%
        Total                       (16.3)%                 (14.8)%
                                     ----                    ----
Net Income (Loss):                   (9.6)%                  (5.2)%
                                      ---                     ---
        EBITDA: (4)                   18.7%                   18.4%
                                      ----                    ----

NOTES:
1. Includes a lump sum payment in March 1998 of approximately $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
2. Includes approximately $502,000 in expenses associated with the termination of the charter vessel lease agreement effective March 1, 1998.
3. Includes a loss on disposal during the three months ended March 31, 1998, of approximately $735,000 for assets previously used on the Chartered Vessel.
4. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include payments associated with, and termination of, the Chartered Vessel lease) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended March 31, 1998 and 1997

Gross revenues for the first quarter ended March 31, 1998 amounted to approximately $28,614,000, an increase of approximately $4,381,000, or 18.1%, from gross revenues recorded in the first quarter ended March 31, 1997. The increase was attributable to an increase in the number of customers attracted by the Permanent Vessel.

Casino revenues during the three months ended March 31, 1998, totaled approximately $27,584,000, of which slot machines accounted for approximately $20,380,000 (73.9%) and table games accounted for approximately $7,204,000 (26.1%). The average number of slot machines in operation increased to 1,532 during the three months ended March 31, 1998, from 927 during the three months ended March 31, 1997. The average win per slot machine per day decreased to approximately $153 for the three months ended March 31, 1998, from approximately $206 during the three months ended March 31, 1997. The average number of table games in operation (excluding poker) during the three months ended March 31, 1998, increased to 61 from 50 during the three months ended March 31, 1997. The average win per table game per day during the three months ended March 31,1998 declined to approximately $1,277 compared to approximately $1,428 during the three months ended March 31, 1997. During the three months ended March 31, 1998, the Company operated 8 poker tables with an average win per table per day of $613. The average daily win per state passenger count was $32 and the average daily win per patron was $56 during the three months ended March 31, 1998, compared to an average daily win per state passenger count of $33 and an average daily win per patron of $56 for the three months ended March 31, 1997.

Food and beverage revenues for the three months ended March 31, 1998, totaled approximately $466,000 or 1.6% of gross revenues, compared to approximately $389,000 or 1.6% of gross revenues for the three months ended March 31, 1997. The dollar increase in food and beverage revenue is attributed to an increase in customers attracted to the Permanent Vessel. Other revenue totaling approximately $564,000, or 2.0% of gross revenues, consisted primarily of a lump sum payment of $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility, and commission income of approximately $250,000 compared to approximately $214,000, or 0.9% of gross revenues for the three months ended March 31, 1997.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended March 31, 1998, and 1997, were approximately $132,000 and $6,300, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended March 31, 1998, and 1997, totaled approximately $278,000 and $134,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended March 31, 1998, totaled approximately $4,879,000, or 17.0% of gross revenues and 17.7% of casino revenues, respectively, compared to approximately $4,159,000, or 17.2% of gross revenues and 17.6% of casino
revenues, respectively, for the three months ended March 31, 1997.   These
expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $720,000 in casino operating expenses is primarily attributed to an increase in payroll expense and an increase in token coupon expense associated with increased customer volumes.

Gaming and admissions taxes totaled approximately $8,130,000 for the three months ended March 31, 1998, compared to approximately $6,850,000 for the three months ended March 31, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $852,000 was paid during the three months ended March 31, 1998, compared to approximately $710,000 in the three months ended March 31, 1997, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended March 31, 1998, totaled approximately $2,912,000, or 10.2% of gross revenues, compared to approximately $2,189,000, or 9.0% of gross revenues during the three months ended March 31, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The 1.2% increase in advertising and promotion expenses as a percentage of gross revenues during the three months ended March 31, 1998 was primarily the result of increased expenditures associated with an increase in promotions, special events and general media including billboards, print and radio to heighten the Company's overall presence within the marketplace.

General and administrative expenses for the three months ended March 31, 1998 were approximately $6,526,000, or 22.8% of gross revenues, compared to $5,759,000, or 23.8% of gross revenues, during the three months ended March 31, 1997. These expenses included approximately $1,851,000 for berthing fees paid to BHR, $2,059,000 for marine operations and $465,000 for security and surveillance operations during the first quarter of 1998. The dollar increase in these expenses is primarily attributed to an increase of $338,000 in marine operations as a result of the release of $502,000 in an escrow account to satisfy certain obligations associated with the termination of the charter vessel lease on March 1, 1998, as well as a $250,000 increase in property taxes.

Depreciation and amortization for the first quarter ended March 31, 1998, was approximately $1,931,000, or 6.7% of gross revenues, compared to approximately $1,774,000, or 7.3% of gross revenues, during the three months ended March 31, 1997. The dollar increase in depreciation expense for the three months ended March 31, 1998, is principally attributable to the completion of and placing in service of the Permanent Vessel. On October 27, 1997, the Chartered Vessel was replaced with the Permanent Vessel.

Operating income for the three months ended March 31, 1998, was approximately $1,918,000, or 6.7% of gross revenues, compared to an operating income for the three months ended March 31, 1997, of $2,295,000, or 9.5% of gross revenues. During the three months ended March 31, 1998, the Company wrote-off assets used on the Chartered Vessel that had a net book value of approximately $735,000.

Net interest expense for the three months ended March 31, 1998, was $3,742,000, or approximately 13.1% of gross revenues, compared to $2,937,000, or approximately 12.1% for the same period last year. The increase in net interest expense is attributed to the Permanent Vessel being placed into service combined with the additional interest expense associated with the financing of new gaming equipment in late 1997 for the Permanent Vessel. During the three months ended March 31, 1997, approximately $420,000 of interest expense was capitalized during the construction of the Permanent Vessel. As of March 31, 1998, and 1997, the Company had accrued contingent interest to date of approximately $1,518,000 and $843,000, respectively. No contingent interest was paid during the three months ended March 31, 1998, or 1997.

The Company's loss relating to its investment in BHR for the three months ended March 31, 1998, was approximately $927,000. The loss represents the Company's 50% share of BHR's non-cash net loss.

As a result of the foregoing, the Company experienced net losses of approximately $2,750,000 and $1,277,000 during the three months ended March 31, 1998, and 1997, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding loss on disposal of assets of $735,000 and Chartered Vessel lease and termination payments of approximately $752,000) during the three months ended March 31, 1998, was approximately $5,336,000 or 18.7% of gross revenues, compared to approximately $4,462,000, or 18.4% of gross revenues, during the three months ended March 31, 1997. The increase in EBITDA is primarily due to an increase in casino revenue associated with operating the Permanent Vessel, as well as the recognition of a $314,000 lump sum payment by the Joint Venture Partner to the Company to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of approximately $22.7 million. During the three months ended March 31, 1998, the Company expended approximately $228,000 for property and equipment associated with the Permanent Vessel. The Company has also contributed approximately $177,000 from working capital to BHR for general enhancements during this period.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the three months ended March 31, 1998, net cash provided from operations totaled approximately $3 million. The consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $4.8 million in the three months ended March 31, 1998. The consolidated cash flow in the second semiannual period (October through March) was approximately $5.6 million.

As of March 31, 1998, loans included: (i) $105 million principal amount of 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $10.8 million borrowed from BDI; and (iii) approximately $7.2 million of equipment financing.

During January 1998, approximately $10.8 million of the proceeds from the Senior Secured Notes, together with interest of $1.1 million earned thereon, was reclassified from restricted cash to operating cash as the proceeds were not required to complete the Permanent Vessel.

The Senior Secured Notes mature on May 15, 2003 and are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on November 15, 1996, May 15, 1997, and November 15, 1997, was deferred, as allowed under the terms of the Indenture. During the three months ended March 31, 1998, and 1997, the Company accrued contingent interest payable of approximately $265,000 and $240,000, respectively. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

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

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (a substantial portion of which has been expended through March 31, 1998, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the IGC. The Bond's primary purpose was to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5
million letter of credit from a bank to benefit the bonding company.   The
beneficial owner (the "Owner") of the Company guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit. During the second quarter of 1998, the Company anticipates replacing the Owner's financial guarantee and depositing approximately $3.6 million with the bank to guarantee the letter of credit to benefit the bonding company.

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

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997 and, subject to certain conditions, such as progress towards permits for a new harbor, has been extended to the earlier of December 21, 2005, or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000.

BHR anticipates filing the requisite regulatory permits during 1998. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Through October 19, 1997 the Company conducted its gaming operations on the Chartered Vessel. On March 30, 1998, the Company executed an amendment to the August 17, 1995 Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998 "as is where is" at Erie, Pennsylvania from the Company. The Company also agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. The Company during the three months ended March 31, 1998, wrote-off assets previously utilized and left on board the Chartered Vessel that had a net book value approximately $735,000. As of March 1, 1998 all obligations of the Company and New Yorker Acquisition Corporation have been deemed fully satisfied and the parties have no further obligations under the original charter agreement.

Although BDI to date has contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses and the disposition of assets previously utilized on the Charter Vessel.

Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, management believes that the available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1998. No assurance can be given, however, that operating cash flow from the Permanent Vessel in light of increased competition within the marketplace and such other proceeds will be sufficient for such purposes. Also there is no guaranty that the Note due to BDI will not be repaid in 1998. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

                         Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997 property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. According to legal counsel, the probable 1998 property tax liability is estimated not to exceed approximately $641,000. The tax is payable in semiannual installments due in May and November 1998.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, Trump Indiana, Inc. (the "Joint Venture Partner") and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

From time to time, the Company may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Riverboat Gambling Act. Management believes that the outcome of any such proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company or its ability to retain and/or renew any license required under the Riverboat Gambling Act for the Company's operations. In March 1998, the Company agreed to settle two such proceedings with the payment of $120,000 in April 1998 to the IGC. No such proceedings are pending at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)        EXHIBITS

Exhibit
No.        Description
--         -----------
10.17 Amendment to Charter Agreement, dated March 27, 1998, by and among New Yorker Acquisition Corporation, the Company and President Casinos, Inc., as amended to date.

10.18 Agreement on Ground Leases between Buffington Harbor Riverboats, L.L.C. and Trump Indiana Realty, LLC; and BHR and The Majestic Star Casino, LLC, dated February 24, 1998.

27         Financial Data Schedule (Edgar Version Only).

b.         REPORTS ON FORM 8-K

           None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1998.

THE MAJESTIC STAR CASINO, LLC

By: Barden Development Inc., Manager

By: /S/ DON H. BARDEN
    Don H. Barden
    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature               Title                                   Date

/S/ DON H. BARDEN       President and Chief Executive           May 12, 1998
    Don H. Barden       Officer of the Manager and the
                        Company (Principal Executive Officer)


/S/ MICHAEL E. KELLY    Vice President and Chief Financial      May 12, 1998
    Michael E. Kelly    Officer (Principal Financial and
                        Accounting Officer of the Company)

                                 EXHIBIT INDEX

Exhibit
No.      Description
---      ---------
10.17 Amendment to Charter Agreement, dated March 27, 1998, by and among New Yorker Acquisition Corporation, the Company and President Casinos, Inc., as amended to date.

10.18 Agreement on Ground Leases between Buffington Harbor Riverboats, L.L.C. and Trump Indiana Realty, LLC; and BHR and The Majestic Star Casino, LLC, dated February 24, 1998.

27       Financial Data Schedule (Edgar Version Only).