Form 10-Q
period 1998-06-30
MAJESTIC STAR CASINO LLC
filed 1998-08-13
CIK 1016466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998 or

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

Shares outstanding of each of the registrant's classes of common stock as of June 30, 1998:

      Class                Number of shares
      -----                ----------------
      Not applicable       Not applicable






























       i                 THE MAJESTIC STAR CASINO, LLC
                                     Index


                                                           Page No.
                                                           --------
Part I  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Balance Sheets, as of June 30, 1998 (Unaudited)
    and December 31, 1997                                        1
  Statements of Income (Unaudited) for the three
    and six months ended June 30, 1998 and 1997                  2
  Statements of Cash Flows (Unaudited) for the six months
    ended June 30, 1998 and 1997                                 3
  Notes to Financial Statements (Unaudited)                      4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                   18

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                      19

Item 6.  Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                      20

                                       i

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             THE MAJESTIC STAR CASINO, LLC
                                                    Balance Sheets

                                                                 June 30,       December 31,
                                                                   1998             1997
                                                                --------        -----------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $15,777,088       $ 8,083,594
  Accounts receivable, less allowance for doubtful accounts
    of $93,796 and $370,000, respectively                         770,421           879,887
  Inventories                                                      30,882            33,717
  Prepaid expenses                                              1,379,840           995,887
                                                               ----------         ---------
    Total current assets                                       17,958,231         9,993,085
                                                               ----------         ---------
Property, equipment, and vessel improvements, net              58,375,485        61,206,890

Other assets:
  Organizational costs, less accumulated amortization of
    $58,145 and $44,021, respectively                              83,096            97,220
  Deferred financing costs, less accumulated amortization
    of $1,244,451 and $947,941, respectively                    2,853,639         3,150,149
  Deferred costs, less accumulated amortization of $2,323,862
    and $1,758,662, respectively                                3,328,167         3,893,367
  Investment in Buffington Harbor Riverboats, L.L.C.           42,201,820        43,541,985
  Other assets and deposits                                     3,991,418           974,551
  Restricted cash                                                      --        11,904,716
                                                               ----------        ----------
    Total other assets                                         52,458,140        63,561,988
                                                               ----------        ----------
    Total assets                                             $128,791,856      $134,761,963
                                                              ===========       ===========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                        $ 1,827,191       $ 1,889,427
  Short-term debt                                                      --           100,696
  Accounts payable                                                744,493         1,519,235
  Other accrued liabilities:
    Payroll and related                                           619,751         1,453,789
    Interest                                                    3,606,270         3,076,512
    Other accrued liabilities                                   3,593,660         2,939,877
    Due to Buffington Harbor Riverboats, L.L.C.                   719,596           719,058
                                                               ----------        ----------
    Total current liabilities                                  11,110,961        11,698,594

Long-term debt, net of current maturities                     109,504,073       110,828,515
Note to member                                                 10,759,355        10,759,355
Commitments and contingencies                                          --                --
                                                              -----------       -----------
    Total long-term liabilities                               120,263,428       121,587,870
                                                              -----------       -----------
    Total liabilities                                         131,374,389       133,286,464
                                                              -----------       -----------
Members' equity:
  Members' contributions                                      24,000,000        24,000,000
  Retained earnings (accumulated deficit)                     (26,582,533)      (22,524,501)
                                                               ----------        ----------
    Total members' equity                                      (2,582,533)        1,475,499
                                                              -----------       -----------
    Total liabilities and members' equity                    $128,791,856      $134,761,963
                                                              ===========       ===========

The accompanying notes are an integral part of these financial statements.


       2                 THE MAJESTIC STAR CASINO, LLC
                             Statements of Income
                                  (Unaudited)

                                  Three Months Ended         Six Months Ended
                                        June 30,                 June 30,
                                  1998          1997         1998          1997
                                  ----          ----         ----          ----
                               <C)
Revenues:
  Casino                       $27,635,544  $22,600,741   $55,219,428  $46,229,809
  Food and beverage                391,625      362,630       858,141      751,926
  Other                            254,352      218,625       817,892      433,053
                                ----------   ----------    ----------   ----------
    Gross revenues              28,281,521   23,181,996    56,895,461   47,414,788
                                ----------   ----------    ----------   ----------
Less promotional allowances        (78,595)     (21,100)     (210,857)     (35,346)
    Net revenues                28,202,926   23,160,896    56,684,604   47,379,442
                                ----------   ----------    ----------   ----------
Costs and Expenses:
  Casino                         4,609,372    3,967,178     9,488,392    8,132,563
  Gaming and admission taxes     8,176,607    6,603,209    16,306,860   13,452,978
  Food and beverage                578,445      457,838     1,176,364      933,836
  Advertising and promotion      3,216,868    2,675,787     6,128,878    4,865,001
  General and administrative     5,612,006    5,165,134    12,138,343   10,924,317
  Economic incentive - City
    of Gary                        854,241      678,123     1,706,517    1,388,445
  Depreciation and amortization  1,901,726    1,830,323     3,832,417    3,603,735
  Loss on disposition of assets    168,683           --       903,675           --
                                ----------   ----------    ----------   ----------
    Total costs and expenses    25,117,948   21,377,592    51,681,446   43,300,875
                                ----------   ----------    ----------   ----------
    Operating income             3,084,978    1,783,304     5,003,158    4,078,567
                                ----------   ----------    ----------   ----------
Other Income (Expense):
  Loss on investment in
    Buffington Harbor
    Riverboats, L.L.C.            (673,986)  (1,074,931)   (1,600,534)  (1,710,245)
  Interest income                  236,683      425,761       459,690    1,159,005
  Interest expense              (3,810,203)  (2,963,116)   (7,629,663)  (6,482,174)
  Interest expense to affiliate   (145,162)    (160,314)     (290,683)    (311,214)
                                ----------   ----------    ----------   ----------
    Total other income (expense)(4,392,668)  (3,772,600)   (9,061,190)  (7,344,628)
                                ----------   ----------    ----------   ----------
    Net Income (Loss)          $(1,307,690) $(1,989,296)  $(4,058,032) $(3,266,061)
                                ==========   ==========    ==========   ==========



The accompanying notes are an integral part of these financial statements.




















       3                 THE MAJESTIC STAR CASINO, LLC
                           Statements of Cash Flows
                                  (Unaudited)

                                                         For the six months    For the six months
                                                        Ended June 30,  1998   Ended June 30, 1997
                                                        --------------------   -------------------
Cash Flows From Operating Activities:
Net loss                                                    $(4,058,032)           $(3,266,061)
Adjustment to reconcile net loss to net cash
provided by operating activities--
  Depreciation                                                2,956,585              2,647,040
  Amortization                                                  875,832                956,695
  Loss on investment in Buffington Harbor
    Riverboats, L.L.C.                                        1,600,534              1,710,245
  Loss on disposal of chartered vessel improvements             754,714                     --
  Loss on disposal of assets                                    148,961                     --
  (Increase) decrease in accounts receivable, net               109,466                (50,040)
  Decrease in inventories                                         2,835                  4,559
  (Increase) decrease in prepaid expenses                      (383,953)                63,212
  Increase in other assets                                       (1,429)                    --
  Increase (decrease) in accounts payable                      (774,742)                22,801
  Increase (decrease) in accrued payroll and other expenses    (834,038)               303,407
  Increase in accrued interest                                  529,758                436,960
  Increase (decrease)  in other accrued liabilities             763,142               (402,163)
                                                              ---------              ---------
     Net cash provided by operating activities                1,689,633              2,426,655
                                                              ---------              ---------
Cash Flows From Investing Activities
  Acquisition of property, equipment and vessel improvements (1,516,194)           (20,616,621)
  Proceeds from sale of slot equipment                          481,800                     --
  (Increase) decrease in Chartered Vessel deposit               609,274                 42,775)
  Increase in Letter of Credit deposit                       (3,624,708)                    --
  Investment in Buffington Harbor Riverboats, L.L.C.           (260,369)            (1,709,443)
  Deferred expenses                                                  --               (191,734)
  Decrease in restricted cash                                11,904,716             24,006,152
                                                             ----------             ----------
     Net cash provided by investment activities               7,594,519              1,445,579
                                                             ----------             ----------
Cash Flows From Financing Activities
  Cash paid to reduce short-term debt                          (100,694)                    --
  Cash paid to reduce long-term debt                         (1,008,164)            (1,273,087)
  Reduction of notes payable                                   (481,800)                    --
                                                             ----------             ----------
     Net cash used by financing activities                   (1,590,658)            (1,273,087)
                                                             ----------             ----------

Net increase in cash and cash equivalents                     7,693,494              2,599,147

Cash and cash equivalents, beginning of period                8,083,594              8,935,999
                                                             ----------             ----------
Cash and cash equivalents, end of period                   $ 15,777,088            $11,535,146
                                                             ==========             ==========
Interest paid:
  Principal Member                                           $  145,162            $   150,900
  Equipment Debt                                             $  193,725            $   139,661
  Senior Secured Note                                        $6,693,750            $ 6,693,750


The accompanying notes are an integral part of these financial statements.








       4                 THE MAJESTIC STAR CASINO, LLC
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1   Basis of Presentation

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 1998, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2   Investment in Buffington Harbor Riverboats, L.L.C. ("BHR"):

On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage and gift shop, which are allocated on a percentage of use by the casino customers of the Company and the Joint Venture Partner.

The following represents selected financial information of BHR:

Buffington Harbor Riverboats, L.L.C.
Statements of Income
(Unaudited)                Three Months             Six Months
                          Ended June 30,          Ended June 30,
                        1998        1997        1998         1997
                        ----        ----        ----         ----
Gross Revenue       $5,085,419  $4,987,443   $9,900,523  $10,309,928
Operating Income
  (Loss)               131,557    (310,712)    (243,231)    (574,320)
Net Loss            (1,347,933) (1,731,618)  (3,201,069)  (3,420,491)

Note 3   Commitments and Contingencies:

Legal Proceedings

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. According to legal counsel, the probable 1998 property tax liability is estimated not to exceed approximately $641,000. The tax is payable in semiannual installments due in May and November 1998. The first semiannual installment of $280,000 was paid in May.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997, and is requesting compensatory and punitive damages totaling approximately $11 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

Harbor Lease

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Joint Venture Partner and the Company. The lease places certain restrictions on the use of the harbor by the Joint Venture Partners, requires the reimbursement of certain costs which may be incurred by Lehigh Cement and requires BHR to pursue permitting of and building of a new harbor. The lease was rent free through December 29, 1997, and subject to certain conditions, primarily continuing progress toward permitting of and then building of a new harbor, the lease has been extended until the earlier of December 31, 2005, or the completion of a new harbor. Starting in January 1998, under the lease, the BHR Joint Venture pays rent of $125,000 per month. A new harbor may require new guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

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

Overview

The Company was formed in December 1993 as an Indiana limited liability company to develop a riverboat casino in the City, as its sole operation. The Company's efforts resulted in the IGC granting the Company a five year riverboat owner's license on June 3, 1996. The Company began operations on June 7, 1996. The Company's operations through October 19, 1997, were conducted on the Chartered Vessel. The Chartered Vessel was chartered pursuant to a five year lease, which began in May 1996, and contained approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games.

The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed BHR to own and operate certain common facilities at Buffington Harbor (the "Gaming Complex") such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a fifty-percent ownership interest in BHR.

In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel, which is owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,516 slot machines and 69 table games including 8 poker tables. The Permanent Vessel has an atrium, escalators and elevators. The Company to date has expended approximately $51.6 million, excluding capitalized interest, on the Permanent Vessel including a recent slot upgrade of approximately $982,000.

On March 30, 1998, the Company executed an amendment to the August 17, 1995, charter agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as-is, where-is" at Erie, Pennsylvania, from the Company, the lessee. The Company also agreed to release a $500,000 escrow account with accrued interest thereon, free and clear of any claims thereon, to New Yorker Acquisition Corporation in lieu of restoring the Chartered Vessel back to its original condition. As of March 1, 1998, all obligations of New Yorker Acquisition Corporation and the Company have been fully satisfied and the parties have no further obligations under the original charter agreement. The Company during the three months ended March 31, 1998, and the three months ended June 30, 1998, wrote-off assets previously utilized and/or left on board the Chartered Vessel that had a net book value of approximately $735,000 and $20,000, respectively.

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the Indiana Gaming Commission advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due primarily to winter weather conditions during the first and second quarters of both 1998 and 1997, the Company conducted a significant amount of its gaming operations with the Permanent Vessel or the Chartered Vessel, respectively, docked. The Company resumed a regular cruising schedule during June 1998.

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

The Company competes, and expects to compete, with various gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians have proposed building a land-based casino in northern Indiana, specifically in St. Joseph or Elkhart Counties. In addition, the Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the U.S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. In addition, the Governor of Michigan has recently signed a number of Indian compacts that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over cruising casinos in close proximity to the Company, could have an adverse effect on the Company.

With respect to the State of Michigan, the Company also expects future competition from three land-based casinos to be developed in Detroit, Michigan, pursuant to a November 1996 voter initiative.

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

Results of Operations

The discussions of results of operations contained herein provides a comparison of the six and three month period ended June 30, 1998, with the six and three month period ended June 30, 1997. Gross revenues were approximately $56.9 million and $28.3 million during the six month and three month period ended June 30, 1998 compared to $47.4 million and $23.2 million
during the six and three months ended June 30, 1997, respectively.   Due to
winter weather conditions and mechanical difficulties, the Company did not operate three days during the six months ended June 30, 1998.

The following table sets forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

STATEMENTS OF INCOME -- SUMMARY INFORMATION (dollars in thousands)

                                Three Months           Six Months
                                Ended June 30,       Ended June 30,
                               1998       1997     1998       1997
                               ----       ----     ----       ----
Gross Revenues(1)            $28,282    $23,182   $56,895   $47,415
Operating Income(2),(3),(4)  $ 3,085     $1,783    $5,003   $ 4,079
EBITDA (5)                   $ 5,155     $4,007   $10,491   $ 8,470

STATEMENTS OF INCOME -- AS A PERCENTAGE OF GROSS REVENUES

                                Three Months           Six Months
                                Ended June 30,       Ended June 30,
                               1998       1997     1998        1997
                               ----       ----     ----        ----
Revenues:
 Casino                         97.7%      97.5%    97.1%      97.5%
 Food and beverage               1.4%       1.6%     1.5%       1.6%
 Other (1)                       0.9%       0.9%     1.4%       0.9%
                                 ----       ----     ----       ----
   Gross Revenues              100.0%     100.0%   100.0%     100.0%
   less promotional allowances  (0.3)%     (0.1)%   (0.4)%     (0.1)%
   Net Revenues                 99.7%      99.9%    99.6%      99.9%
Costs and Expenses:
 Casino                         16.3%      17.1%    16.7%      17.2%
 Gaming and admission taxes     28.9%      28.5%    28.7%      28.4%
 Food and beverage               2.0%       2.0%     2.1%       2.0%
 Advertising and promotion      11.4%      11.5%    10.8%      10.3%
 General and administrative(2)  19.8%      22.3%    21.3%      23.0%
 Economic incentive-City
  of Gary                        3.0%       2.9%     3.0%       2.9%
 Depreciation and amortization   6.7%       7.9%     6.7%       7.6%
 Loss on disposition of
    assets (3)(4)                0.6%       0.0%     1.6%       0.0%
                                ----       ----     ----       ----
          Total                 88.7%      92.2%    90.9%      91.4%
Operating Income (Loss):        11.0%       7.7%     8.7%       8.5%

Other Income (Expense):
 Loss on investment in BHR      (2.4)%     (4.6)%   (2.8)%     (3.6)%
 Interest income                 0.8%       1.8%     0.8%       2.4%
 Interest expense              (13.5)%    (12.8)%  (13.4)%    (13.7)%
 Interest expense to
   affiliate                    (0.5)%     (0.7)%   (0.5)%     (0.7)%
                                ----       ----     ----       ----
         Total                 (15.6)%    (16.3)%  (15.9)%    (15.6)%
                                ----       ----     ----       ----
Net Income (Loss):              (4.6)%     (8.6)%   (7.2)%     (7.1)%
                                ----       ----     ----       ----
EBITDA: (5)                     18.2%      17.3%    18.4%      17.9%


NOTES:
1. Includes a lump sum payment in March 1998 of approximately $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
2. Includes approximately $752,000 during the three months ended March 31, 1998 in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1, 1998.
3. Includes losses on disposal for assets previously utilized on the Chartered Vessel during the three months ended March 31,1998 and the three months ended June 30, 1998 of approximately $735,000 and $20,000, respectively.

4. Includes a loss on disposal during the three months ended June 30, 1998 of approximately $149,000 for slot machines replaced during the quarter.
5. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include payments associated with, and termination of, the Chartered Vessel lease) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended June 30, 1998 and 1997

Gross revenues for the second quarter ended June 30, 1998, amounted to approximately $28,282,000, an increase of approximately $5,100,000 from gross revenues recorded in the second quarter ended June 30, 1998. The 22.0% increase in gross revenues was attributable to a 27.3% increase in the number of admissions.

Casino revenues during the three months ended June 30, 1998, totaled approximately $27,636,000, of which slot machines accounted for approximately $21,215,000 (76.8%) and table games accounted for approximately $6,421,000 (23.2%). The average number of slot machines in operation increased to 1,518 during the three months ended June 30, 1998, from 932 during the three months ended June 30, 1997. The average win per slot machine per day decreased to approximately $153 for the three months ended June 30, 1998, from approximately $209 during the three months ended June 30, 1997. The average number of table games in operation (excluding poker) during the three months ended June 30, 1998, increased to 61 from 50 during the three months ended June 30, 1997. The average win per table game per day during the three months ended June 30, 1998, declined to approximately $1,064 compared to approximately $1,075 during the three months ended June 30, 1997. During the three months ended June 30, 1998, the Company operated 8 poker tables with an average win per table per day of $622. The average daily win per state passenger count was approximately $31 and the average daily win per patron was approximately $54 during the three months ended June 30, 1998, compared to an average daily win per state passenger count of approximately $32 and an average daily win per patron of approximately $55 for the three months ended June 30, 1997.

Food and beverage revenues for the three months ended June 30, 1998, totaled approximately $392,000 or 1.4% of gross revenues, compared to approximately $363,000 or 1.6% of gross revenues for the three months ended June 30, 1997. Other revenue, consisted primarily of commission income, totaling approximately $254,000, or 0.9% of gross revenues compared to approximately $219,000 or 0.9% of gross revenues for the three months ended June 30, 1997. Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended June 30, 1998, and 1997, were approximately $79,000 and $21,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended June 30, 1998, and 1997, totaled approximately $79,000 and $59,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended June 30, 1998, totaled approximately $4,609,000, or 16.3% of gross revenues and 16.7% of casino revenues, respectively, compared to approximately $3,967,000, or 17.1% of gross revenues and 17.6% of casino revenues, respectively, for the three months ended June 30, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $642,000 in casino operating expenses is primarily attributed to an increase in payroll expense associated with operating more table games, additional slot machines, increased customer volumes, and operating the larger Permanent Vessel.

Gaming and admissions taxes totaled approximately $8,177,000 for the three months ended June 30, 1998, compared to approximately $6,603,000 for the three months ended June 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $854,000 was paid during the three months ended June 30, 1998, compared to approximately $678,000 in the three months ended June 30, 1997, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended June 30, 1998, totaled approximately $3,217,000, or 11.4% of gross revenues, compared to approximately $2,676,000, or 11.5% of gross revenues during the three months ended June 30, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $541,000 increase in advertising and promotion expenses during the three months ended June 30, 1998, was primarily the result of increased expenditures in general media (including billboards, print and radio), and direct mail, and was partially off-set by a decline in subsidies provided to charter bus operators and/or patrons.

General and administrative expenses for the three months ended June 30, 1998, were approximately $5,612,000, or 19.8% of gross revenues, compared to $5,165,000, or 22.3% of gross revenues, during the three months ended June 30, 1997. These expenses included approximately $1,669,000 for berthing fees paid to BHR, $1,247,000 for marine operations and $457,000 for security and surveillance operations during the second quarter of 1998. The $447,000 increase in these expenses is primarily attributed to an increase of approximately $375,000 for property taxes during the three months ended June 30, 1998.

Depreciation and amortization for the second quarter ended June 30, 1998, was approximately $1,902,000, or 6.7% of gross revenues, compared to approximately $1,830,000, or 7.9% of gross revenues, during the three months ended June 30, 1997. The dollar increase in depreciation expense for the three months ended June 30, 1998, is principally attributable to the increased expense associated with the Permanent Vessel.

Operating income for the three months ended June 30, 1998, was approximately $3,085,000, or 11.0% of gross revenues, compared to an operating income for the three months ended June 30, 1997 of $1,783,000, or 7.7% of gross revenues. During the three months ended June 30, 1998, the Company had a net loss on disposition of assets totaling approximately $169,000. The Company wrote-off assets used on the Chartered Vessel that had a net book value of approximately $20,000 and slot machines that had a net book value of approximately $149,000.

Net interest expense for the three months ended June 30, 1998, was $3,719,000, or approximately 13.2% of gross revenues, compared to $2,698,000, or approximately 11.7% for the same period last year. The increase in net interest expense in both dollars and as a percentage of gross revenues is attributed to the Permanent Vessel being placed into service combined with the additional interest expense associated with the financing of additional slot equipment in late 1997 for use on the Permanent Vessel. During the three months ended June 30, 1997, approximately $720,000 of interest expense was capitalized during the construction of the Permanent Vessel. For the three months ended June 30, 1998, and 1997, the Company had accrued contingent interest of approximately $270,000 and $192,000, respectively. No contingent interest was paid during the three months ended June 30, 1998, or 1997.

The Company's loss relating to its investment in BHR for the three months ended June 30, 1998, was approximately $674,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced net losses of approximately $1,308,000 and $1,989,000 during the three months ended June 30, 1998, and 1997, respectively.

Comparison of the Six Months Ended June 30, 1998 and 1997

Gross revenues for the six months ended June 30, 1998, amounted to approximately $56,895,000, an increase of $9,481,000 over gross revenues recorded in the six months ended June 30, 1997. The 20.0% increase in gross revenues was attributable to an overall 25.2% increase in the number of admissions attracted by the larger Permanent Vessel.

Casino revenues during the six months ended June 30, 1998, totaled approximately $55,219,000, of which slot machines accounted for approximately $41,594,000 (75.3%) and table games accounted for approximately $13,625,000 (24.7%). The average number of slot machines in operation increased to 1,531 during the six months ended June 30, 1998, from 930 during the six months ended June 30, 1997. The average win per slot machine per day decreased to approximately $152 for the six months ended June 30, 1998, from approximately $207 during the six months ended June 30, 1997. The average number of table games in operation (excluding poker) during the six months ended June 30, 1998, increased to 61 from 50 during the six months ended June 30, 1997. The average win per table game per day during the six months ended June 30,1998, declined to approximately $1,167, compared to approximately $1,251 during the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company operated 8 poker tables with an average win per table per day of $617. The average daily win per state passenger count was approximately $31 and the average daily win per patron was approximately $55 during the six months ended June 30, 1998, compared to an average daily win per state passenger count of approximately $33 and an average daily win per patron of approximately $56 for the six months ended June 30, 1997.

Food and beverage revenues for the six months ended June 30, 1998, totaled approximately $858,000 or 1.5% of gross revenues, compared to approximately $752,000 or 1.6% of gross revenues for the six months ended June 30, 1997. The dollar increase in food and beverage revenues is attributed to an overall increase in the number of customers attracted to the Permanent Vessel. Other revenue totaling approximately $818,000, or 1.4% of gross revenues for the six months ended June 30, 1998, consisted primarily of commission income of approximately $504,000 and a lump sum payment of $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.

Promotional allowances (complementaries) included in the Company's gross food revenues for the six months ended June 30, 1998, and 1997, were approximately $211,000 and $35,000, respectively. The $176,000 dollar increase was attributable to the increase in the number of customers attracted to the larger Permanent Vessel. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the six months ended June 30, 1998, and 1997, totaled approximately $174,000 and $194,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the six months ended June 30, 1998, totaled approximately $9,488,000, or 16.7% of gross revenues and 17.2% of casino revenues, respectively, compared to approximately $8,133,000, or 17.2% of gross revenues and 17.6% of casino revenues, respectively, for the six months ended June 30, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,355,000 in casino operating expenses is primarily attributed to an increase in payroll expense associated with operating more table games, additional slot machines, increased customer volumes, and operating the larger Permanent Vessel.

Gaming and admissions taxes totaled approximately $16,307,000 for the six months ended June 30, 1998, compared to approximately $13,453,000 for the three months ended June 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $1,707,000 was paid during the six months ended June 30, 1998, compared to approximately $1,389,000 in the six months ended June 30, 1997, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the six months ended June 30, 1998, totaled approximately $6,129,000, or 10.8% of gross revenues, compared to approximately $4,865,000, or 10.3% of gross revenues during the six months ended June 30, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $1,264,000 increase in advertising and promotion expenses during the six months ended June 30, 1998, was primarily the result of increased expenditures in general media (including billboards, print and radio) and direct mail, partially off-set by a decline in bus subsidies.

General and administrative expenses for the six months ended June 30, 1998, were approximately $12,138,000, or 21.3% of gross revenues, compared to $10,924,000, or 23.0% of gross revenues, during the six months ended June 30, 1997. These expenses included approximately $3,520,000 for berthing fees paid to BHR, $3,305,000 for marine operations and $922,000 for security and surveillance operations during the six months ended June 30, 1998. The dollar increase in these expenses is primarily attributed to an increase for property taxes and berthing fees paid to BHR during the six months ended June 30, 1998.

Depreciation and amortization for the second quarter ended June 30, 1998, was approximately $3,832,000, or 6.7% of gross revenues, compared to approximately $3,604,000, or 7.6% of gross revenues, during the six months ended June 30, 1997. The dollar increase in depreciation expense for the six months ended June 30, 1998, is principally attributable to the increased expense of the Permanent Vessel.

Operating income for the six months ended June 30, 1998, was approximately $5,003,000, or 8.7% of gross revenues, compared to an operating income for the six months ended June 30, 1997 of $4,079,000, or 8.5% of gross
revenues.   During the six months ended June 30, 1998, the Company had a net loss on the disposition of assets totaling approximately $904,000. The Company wrote-off slot machines that had a net book value of approximately $149,000 and assets used on the Chartered Vessel that had a net book value of approximately $755,000.

Net interest expense for the six months ended June 30, 1998, was $7,461,000, or approximately 13.1% of gross revenues, compared to $5,634,000, or approximately 12.0% for the same period last year. The increase in net interest expense is attributed to the Permanent Vessel being placed into service combined with the additional interest expense associated with the financing of new gaming equipment in late 1997 for the Permanent Vessel. During the six months ended June 30, 1997, approximately $720,000 of interest expense was capitalized during the construction of the Permanent Vessel. For the six months ended June 30, 1998, and 1997, the Company had accrued contingent interest of approximately $535,000 and $432,000, respectively. No contingent interest was paid during the six months ended June 30, 1998, or 1997.

The Company's loss relating to its investment in BHR for the six months ended June 30, 1998, was approximately $1,600,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced net losses of approximately $4,058,000 and $3,266,000 during the six months ended June 30, 1998, and 1997, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding loss on disposal of assets and Chartered Vessel lease and termination payments) during the three and six month periods ended June 30, 1998 was approximately $5,155,000 and $10,491,000, respectively, or 18.2% and 18.4%, respectively, of gross revenues, compared to approximately $4,007,000 and $8,470,000, respectively, or 17.3% and 17.9%, respectively, of gross revenues, during the three and six month periods ended June 30, 1997. The increase in EBITDA for the quarter and six months ended June 30, 1998, is primarily due to an increase in casino revenue and admissions associated with operating the larger Permanent Vessel.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of approximately $15.8 million. During the six months ended June 30, 1998, the Company expended approximately $1.5 million for property and equipment, including $982,000 for new slot equipment. The Company also contributed approximately $260,000 from working capital to BHR for general enhancements during this period.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the six months ended June 30, 1998, net cash provided from operations totaled approximately $1.7 million compared to approximately $2.4 million for the six months ended June 30, 1997. The change in cash provided from operations was primarily attributable to an increase in property taxes and payroll expenses associated with operating the larger Permanent Vessel. The consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $5.4 million and $10.2 million respectively, during the three and six month periods ended June 30, 1998.

As of June 30, 1998, loans included: (i) $105 million principal amount of 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $10.8 million borrowed from BDI; and (iii) approximately $6.3 million of equipment financing.

During January 1998, approximately $10.8 million of the proceeds from the Senior Secured Notes, together with interest of $1.1 million earned thereon, was reclassified from restricted cash to operating cash as the proceeds were not required to complete the Permanent Vessel.

The Senior Secured Notes mature on May 15, 2003, and are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on November 15, 1996, May 15, 1997, November 15, 1997, and May 15, 1998, was deferred, as allowed under the terms of the Indenture. During the six months ended June 30, 1998, the Company accrued contingent interest payable of approximately $535,000. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

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

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (a substantial portion of which has been expended through June 30, 1998, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the IGC. The Bond's primary purpose was to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company. The beneficial owner (the "Owner") of the Company guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit. During May 1998, the Company replaced the Owner's financial guarantee depositing $3.6 million with the bank to guarantee the letter of credit to benefit the bonding company.

The Company anticipates that additional capital contributions to BHR, including capital for the expansion of the valet parking, are currently estimated not to exceed $700,000, may be required for the BHR facilities. The Company and the Joint Venture Partner are continuing to review the feasibility of purchasing additional property for the construction of a covered parking facility at the Gaming Complex. The timing and cost of purchasing the additional property and of constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds designated for the repayment of the note due to BDI, provided that the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that such facility will be constructed or that sufficient funds will be available for such construction.

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997 and, subject to certain conditions, such as progress toward permits for a new harbor, has been extended to the earlier of December 21, 2005, or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000.

BHR anticipates filing the requisite regulatory permits during 1998. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Through October 19, 1997, the Company conducted its gaming operations on the Chartered Vessel. On March 30, 1998, the Company executed an amendment to the August 17, 1995, Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as is where is" at Erie, Pennsylvania from the Company. The Company also agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. The Company during the six months ended June 30, 1998, wrote-off assets previously utilized on the chartered vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation have been fully satisfied and the parties have no further obligations under the original charter agreement.

The Company during the month of June 1998 took delivery on 126 new slot machines from various vendors. The Company anticipates financing these new slot machines whose aggregate purchase price, excluding sales and use tax, was approximately $936,000 with a third party. The terms of the financing are anticipated to be similar in nature to previous gaming equipment financing the Company undertook when additional slot equipment was obtained for the Permanent Vessel in late 1997. The cost of these new slot machines is categorized as a current payable on the Company's balance sheet. There can be no assurance that the additional financing will be available to the Company, or that, if available, the financing will be on terms favorable to the Company.

Although BDI to date has contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998 and continues to be negative as of June 30, 1998. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses and the disposition of assets previously utilized on the Chartered Vessel.

Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, management believes that the available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1998. No assurance can be given, however, that operating cash flow from the Permanent Vessel in light of increased competition within the marketplace and such other proceeds will be sufficient for such purposes. Also there is no guaranty that the Note due to BDI will be repaid in 1998. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Part II   OTHER INFORMATION

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

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997 property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. According to legal counsel, the probable 1998 property tax liability is estimated not to exceed approximately $641,000. The tax is payable in semiannual installments due in May and November 1998. The first semiannual installment of $280,000 was paid in May.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS

No.      Description
--      -----------
27       Financial Data Schedule (Edgar Version Only) (filed herewith).

(b)  REPORTS ON FORM 8-K
None


















       20                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.

The Majestic Star Casino, LLC

By: Barden Development Inc., Manager


By: /S/ MICHAEL E. KELLY
    Michael E. Kelly
    Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature             Title                        Date
---------             -----                        ----

/S/ MICHAEL E. KELLY  Vice President and Chief     August 13, 1998
                      Financial Officer(Principal
                      Financial and Accounting
                      Officer of the Company)


                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------
27             Financial Data Schedule (EDGAR filing only)