Form 10-Q
period 1998-09-30
MAJESTIC STAR CASINO LLC
filed 1998-11-10
CIK 1016466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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

Shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

Class                  Number of shares
-----                  ----------------
Not applicable         Not applicable

                         THE MAJESTIC STAR CASINO, LLC

                                     Index

Part I   FINANCIAL INFORMATION
                                                           PAGE
Item 1.  Financial Statements

  Balance Sheets, as of  September 30, 1998
  (Unaudited) and December 31, 1997                           1

  Statements of Income (Unaudited) for the three
  and nine months ended September 30, 1998 and 1997           2

  Statements of Cash Flows (Unaudited) for the
  nine months ended September 30, 1998 and 1997               3

  Notes to Financial Statements (Unaudited)                   4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                           6

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                   17


Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                    17

Item 6.  Exhibits and Reports on Form 8-K                     17

SIGNATURES                                                    18

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE MAJESTIC STAR CASINO, LLC
                                Balance Sheets

                                                           September 30,              December 31,
                                                               1998                       1997
                                                           (Unaudited)
                                                           ------------               -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                $ 18,799,300               $  8,083,594
  Accounts receivable, less allowance for doubtful
    accounts of $112,396 and $370,000, respectively             855,454                    879,887
  Inventories                                                    35,827                     33,717
  Prepaid expenses                                              936,082                    995,887
                                                            -----------                -----------
     Total current assets                                    20,626,663                  9,993,085
                                                            -----------                -----------
Property, equipment, and vessel improvements, net            57,231,673                 61,206,890

Other Assets:
  Organizational costs, less accumulated amortization
    of $65,207 and  $44,021, respectively                        76,034                     97,220
  Deferred financing costs, less accumulated amortization
    of $1,392,706 and $947,941, respectively                  2,705,384                  3,150,149
  Deferred costs, less accumulated amortization of
    $2,606,462 and $1,758,662, respectively                   3,045,567                  3,893,367
  Investment in Buffington Harbor Riverboats, L.L.C.         41,348,843                 43,541,985
  Other assets and deposits                                   4,038,057                    974,551
  Restricted cash                                                    --                 11,904,716
                                                            -----------                -----------
     Total other assets                                      51,213,885                 63,561,988
                                                            -----------                -----------
     Total Assets                                          $129,072,221               $134,761,963
                                                            ===========                ===========
LIABILITIES AND MEMBERS'  EQUITY
Current Liabilities:
  Current maturities of long-term debt                     $  1,890,360               $  1,889,427
  Short-term debt                                                    --                    100,696
  Accounts payable                                              755,426                  1,519,235
  Other accrued liabilities:
    Payroll and related                                         816,184                  1,453,789
    Interest                                                  7,101,052                  3,076,512
    Other accrued liabilities                                 3,527,158                  2,939,877
    Due to Buffington Harbor Riverboats, L.L.C.                 743,419                    719,058
                                                            -----------                -----------

     Total current liabilities                               14,833,599                 11,698,594

Long-term debt, net of current maturities                   108,971,899                110,828,515
Note to member                                                8,759,355                 10,759,355
Commitments and contingencies                                        --                         --
                                                            -----------                -----------
     Total long-term liabilities                            117,731,254                121,587,870
                                                            -----------                -----------
     Total Liabilities                                      132,564,853                133,286,464
                                                            -----------                -----------
Members' Equity:
  Members' contributions                                     24,000,000                 24,000,000
  Retained earnings (Accumulated deficit)                   (27,492,632)               (22,524,501)
                                                            -----------                -----------
     Total members' equity                                   (3,492,632)                 1,475,499
                                                            -----------                -----------
     Total Liabilities and Members' Equity                 $129,072,221                $134,761,963
                                                            ===========                ===========
The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC

                             Statements of Income
                                  (Unaudited)


                                    Three Months         Three Months          Nine Months          Nine Months
                                 Ended September 30,  Ended September 30,   Ended September 30,  Ended September 30,
                                        1998                 1997                   1998                1997
                                 ------------------   ------------------    ------------------   ------------------
Revenues:
  Casino                             $27,358,289          $22,413,821           $82,577,717          $68,643,630
  Food and beverage                      385,717              346,619             1,243,858            1,098,545
  Other                                  219,312              138,061             1,037,204              571,114
                                      ----------           ----------            ----------           ----------
     Gross revenues                   27,963,318           22,898,501            84,858,779           70,313,289
                                      ----------           ----------            ----------           ----------
     less promotional allowances         (61,632)             (57,677)             (272,489)             (93,023)

     Net revenues                     27,901,686           22,840,824            84,586,290           70,220,266
                                      ----------           ----------            ----------           ----------
Costs and Expenses:
  Casino                               4,850,343            4,152,513            13,820,706           12,285,076
  Gaming and admission taxes           8,136,091            6,537,509            24,442,951           19,990,487
  Food and beverage                      582,209              438,807             1,758,573            1,372,643
  Advertising and promotion            1,827,905            4,080,471             8,474,812            8,945,472
  General and administrative           5,945,731            5,394,817            18,084,074           16,319,134
  Economic incentive - City of Gary      857,951              679,976             2,564,468            2,068,421
  Depreciation and amortization        1,931,037            1,833,329             5,763,454            5,437,064
  Loss on disposition of assets           54,750                   --               958,425                   --
                                      ----------           ----------            ----------           ----------
     Total costs and expenses         24,186,017           23,117,422            75,867,463           66,418,297
                                      ----------           ----------            ----------           ----------
     Operating income                  3,715,669             (276,598)            8,718,827            3,801,969
                                      ----------           ----------            ----------           ----------
Other Income (Expense):
  Loss on investment in
     Buffington Harbor Riverboats,
     L.L.C.                             (852,977)            (866,735)           (2,453,511)          (2,576,980)
  Interest income                        182,595              509,819               642,285            1,668,824
  Interest expense                    (3,819,693)          (2,638,072)          (11,449,356)          (9,120,246)
  Interest expense to affiliate         (135,693)            (155,025)             (426,376)            (466,239)
                                      ----------           ----------            ----------           ----------
     Total other income (expense)     (4,625,768)          (3,150,013)          (13,686,958)         (10,494,641)
                                      ----------           ----------            ----------
  Net Income (Loss)                  $  (910,099)        $ (3,426,611)         $ (4,968,131)        $ (6,692,672)
                                      ==========           ==========            ==========

The accompanying notes are an integral part of these financial statements.

                         The Majestic Star Casino, LLC

                           Statements of Cash Flows
                                  (Unaudited)

                                                    For the nine months           For the nine months
                                                 Ended September 30,  1998      Ended September 30, 1997
                                                 -------------------------      -------------------------
Cash Flows From Operating Activities
Net loss                                                $(4,968,131)                   $(3,266,061)
Adjustment to reconcile net loss to net
  cash provided by operating activities
  Depreciation                                            4,449,706                      2,647,040
  Amortization                                            1,313,748                        956,695
  Loss on investment in Buffington Harbor
    Riverboats, L.L.C.                                    2,453,511                      1,710,245
  Loss on disposal of assets                                958,425                             --
  (Increase) decrease  in accounts receivable, net           24,433                        (50,040)
  (Increase) decrease in inventories                         (2,110)                         4,559
  Decrease in prepaid expenses                               59,805                         63,212
  Increase in other assets                                   (1,425)                            --
  Increase (decrease) in accounts payable                  (763,809)                        22,801
  Increase (decrease) in accrued payroll and other
    expenses                                               (637,605)                       303,407
  Increase in accrued interest                            4,024,540                        436,960
  Increase (decrease) in other accrued liabilities          599,677                       (402,163)
                                                         ----------                     ----------
  Net cash provided by operating activities               7,510,765                      2,426,655
                                                         ----------                     ----------
Cash Flows From Investing Activities
  Acquisition of property, equipment and vessel
    improvements                                         (1,852,177)                   (20,616,621)
  (Increase) decrease in Chartered Vessel deposit           609,274                        (42,775)
  Increase in Letter of Credit deposit                   (3,671,348)                            --
  Investment in Buffington Harbor Riverboats, L.L.C.       (260,369)                    (1,709,443)
  Deferred expenses                                              --                       (191,734)
  Decrease in restricted cash                            11,904,716                     24,006,152
                                                         ----------                     ----------
     Net cash provided by investment activities           6,730,096                      1,445,579
                                                         ----------                     ----------
Cash Flows From Financing Activities
  Cash paid to reduce short-term debt                      (100,694)                            --
  Cash paid to reduce long-term debt                     (1,424,461)                    (1,273,087)
  Payment of loan to Member                              (2,000,000)                            --
                                                         ----------                     ----------
     Net cash used by financing activities               (3,525,155)                    (1,273,087)
                                                         ----------                     ----------
Net increase in cash and cash equivalents                10,715,706                      2,599,147

Cash and cash equivalents, beginning of period            8,083,594                      8,935,999
                                                         ----------                     ----------
Cash and cash equivalents, end of period                $18,799,300                    $11,535,146
                                                         ==========                     ==========
Interest paid:
  Principal Member                                         $576,827                       $466,418
  Equipment Debt                                           $580,613                       $366,076
  Senior Secured Note                                    $6,693,750                     $6,693,750

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The following represents selected financial information of BHR:

                     Buffington Harbor Riverboats, L.L.C.
                             Statements of Income
                                  (Unaudited)

                       Three Months Ended  Three Months Ended  Nine Months Ended    Nine Months Ended
                       September 30, 1998  September 30, 1997  September 30, 1998   September  30,1997
                       ------------------  ------------------  ------------------   ------------------
Gross Revenue              $4,692,332         $5,285,030         $14,592,853          $17,017,373
Operating Income (Loss)      (262,549)          (285,713)           (507,545)            (860,033)
Net Loss                   (1,739,485)        (1,751,262)         (4,940,554)          (5,171,753)

Note 3   Commitments and Contingencies:

Legal Proceedings

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. According to legal counsel, the probable 1998 property tax liability is estimated not to exceed approximately $641,000. The tax is payable in semiannual installments due in May and November 1998. The first semiannual installment of approximately $280,000 was paid in May.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997, and is requesting compensatory and punitive damages totaling approximately $11.0 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

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

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a relatively new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward-Looking Information

This quarterly report includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the purchase of real estate for, and the design and construction of, a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets and adverse results of significant litigation matters.

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

In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel, which is owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,517 slot machines and 69 table games including 8 poker tables. The Permanent Vessel has an atrium, escalators and elevators. The Company to date has expended approximately $52.0 million, excluding capitalized interest on the Permanent Vessel and related equipment including a recent slot upgrade in June 1998 of approximately $1.0 million.

On March 30, 1998, the Company executed an amendment to the August 17, 1995, charter agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as-is, where-is" at Erie, Pennsylvania, from the Company, the lessee. The Company also agreed to release a $500,000 escrow account with accrued interest thereon, free and clear of any claims thereon, to New Yorker Acquisition Corporation in lieu of restoring the Chartered Vessel back to its original condition. As of March 1, 1998, all obligations of New Yorker Acquisition Corporation and the Company have been fully satisfied and the parties have no further obligations under the original charter agreement. The Company during the three months ended March 31, 1998, and the three months ended June 30, 1998, wrote-off assets previously utilized and/or left on board the Chartered Vessel with a net book value of approximately $735,000 and $20,000, respectively.

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the Indiana Gaming Commission advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due primarily to winter weather conditions during the first and second quarters of both 1998 and 1997, the Company conducted a significant amount of its gaming operations with the Permanent Vessel or the Chartered Vessel, respectively, docked. The Company resumed a regular cruising schedule during June 1998. The Company anticipates that due to upcoming winter weather conditions, it will conduct a significant amount of its gaming operations with the Permanent Vessel docked beginning late fourth quarter.

The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has undertaken a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The Company has contacted these vendors to determine whether their systems are year 2000 compliant, and, if not, establish timelines as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. As of October 30, 1998 approximately 65% of the computer programs utilized in the Company's operations have been upgraded and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

The Company competes, and expects to compete, with various gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians have on several occasions proposed building a land-based casino in northern Indiana, specifically in St. Joseph or Elkhart Counties. In addition, the Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the U.S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. In addition, the Governor of Michigan has recently signed a number of Indian compacts that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over cruising casinos in close proximity to the Company, could have an adverse effect on the Company.

With respect to the State of Michigan, the Company also expects future competition from three land-based casinos to be developed in Detroit, Michigan, pursuant to a November 1996 voter initiative.

The Company anticipates that competition will increase with the recent purchase and pending sale of two area casinos to larger and stronger competitors. Harrah's Entertainment, Inc., purchased Showboat, Inc., including the Showboat Mardi Gras Casino, located in East Chicago, Indiana. Also, Horseshoe Gaming, LLC, has agreed to acquire Empress Entertainment. Empress Entertainment owns two area riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Horseshoe Gaming agreement must be approved by both the Illinois Gaming Board and the Indiana Gaming Commission.

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

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be somewhat seasonal with stronger results expected during the period May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Results of Operations

The discussions of results of operations contained herein provides a comparison of the nine and three month periods ended September 30, 1998, with the nine and three month periods ended September 30, 1997. Gross revenues were approximately $84.9 million and $28.0 million during the nine month and three month periods ended September 30, 1998 compared to $70.3 million and $22.9 million during the nine and three month periods ended
September 30, 1997, respectively.   Due to winter weather conditions and
mechanical difficulties earlier this year, the Company did not operate for three days during the nine month period ended September 30, 1998.

The following table sets forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

STATEMENTS OF INCOME - - SUMMARY INFORMATION
                            (dollars in thousands)


                          Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                             September 30,       September  30,     September  30,      September  30,
                                 1998                 1997                1998               1997
                                 ----                 ----                ----               ----

Gross Revenues (1)              $27,963              $22,899             $84,859             $70,313

Operating Income (2), (3),(4)   $ 3,716                $(277)             $8,719              $3,802

EBITDA  (5)                      $5,701               $1,950             $16,196             $10,420


STATEMENTS OF INCOME - -AS A PERCENTAGE OF GROSS REVENUES

                         Three Months Ended    Three Months Ended   Nine Months Ended  Nine Months Ended
                           September  30,         September  30,      September  30,     September  30,
                               1998                   1997                  1998              1997
                               ----                   ----                  ----               ----
Revenues:
   Casino                      97.8%                  97.9%                 97.3%             97.6%
   Food and beverage            1.4%                   1.5%                  1.5%              1.6%
   Other (1)                    0.8%                   0.6%                  1.2%              0.8%
                               -----                  -----                 -----             -----
      Gross Revenues          100.0%                 100.0%                100.0%            100.0%
      less promotional
        allowances             (0.2)%                 (0.3)%                (0.3)%            (0.1)%
      Net Revenues             99.8%                  99.7%                 99.7%             99.9%
Costs and Expenses:
   Casino                      17.3%                  18.1%                 16.3%             17.5%
   Gaming and admission taxes  29.1%                  28.6%                 28.8%             28.4%
   Food and beverage            2.1%                   1.9%                  2.1%              2.0%
   Advertising and promotion    6.5%                  17.8%                 10.0%             12.7%
   General and
      administrative (2)       21.3%                  23.6%                 21.3%             23.2%
   Economic incentive-
      City of Gary              3.1%                   3.0%                  3.0%              2.9%
   Depreciation and
      amortization              6.9%                   8.0%                  6.8%              7.7%
   Loss on disposition of
      assets (3) (4)            0.2%                   0.0%                  1.1%              0.0%
                               -----                  -----                 -----             -----
            Total              86.5%                 101.0%                 89.4%             94.4%
Operating Income (Loss):       13.3%                  (1.3)%                10.3%              5.5%

Other Income (Expense):
   Loss on investment in BHR   (3.1)%                 (3.8)%                (2.9)%            (3.7)%
   Interest income              0.7%                   2.2%                  0.8%              2.4%
   Interest expense           (13.7)%                (11.5)%               (13.5)%           (13.0)%
Interest expense to
   affiliate                   (0.5)%                 (0.7)%                (0.5)%            (0.7)%
                              ------                 ------                ------            ------
Total                         (16.6)%                (13.8)%               (16.1)%           (15.0)%
                              ------                 ------                ------            ------
Net Income (Loss):             (3.3)%                (15.1)%                (5.8)%            (9.5)%
                              ------                 ------                ------            ------
      EBITDA:  (5)             20.4%                   8.5%                 19.1%             14.8%


NOTES:
1. Includes a lump sum payment in March 1998 of approximately $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
2. Includes approximately $752,000 during the three months ended March 31, 1998 in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1, 1998.
3. Includes losses on disposal for assets previously utilized on the Chartered Vessel during the three months ended March 31,1998 and the three months ended June 30, 1998 of approximately $735,000 and $20,000, respectively.
4. Includes losses on disposal during the three months ended June 30, 1998 and the three months ended September 30, 1998 of approximately $149,000 and $55,000, respectively, for slot machines.

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

Comparison of the Three Months Ended September 30, 1998 and 1997

Gross revenues for the three months ended September 30, 1998, amounted to approximately $27,963,000, an increase of approximately $5,065,000 from gross revenues recorded in the three months ended September 30, 1997. The 22.1% increase in gross revenues was attributable to an overall 30.5% increase in the number of admissions attracted by the larger Permanent Vessel.

Casino revenues during the three months ended September 30, 1998, totaled approximately $27,358,000, of which slot machines accounted for approximately $21,410,000 (78.3%) and table games accounted for approximately $5,948,000 (21.7%). The average number of slot machines in operation increased to 1,517 during the three months ended September 30, 1998, from 932 during the three months ended September 30, 1997. The average win per slot machine per day decreased to approximately $153 for the three months ended September 30, 1998, from approximately $194 during the three months ended September 30, 1997. The average number of table games in operation (excluding poker) during the three months ended September 30, 1998, increased to 61 from 50 during the three months ended September 30, 1997. The average win per table game per day during the three months ended September 30, 1998, declined to approximately $982 compared to approximately $1,259 during the three months ended September 30, 1997. During the three months ended September 30, 1998, the Company operated 8 poker tables with an average win per table per day of $590. The average daily win per state passenger count was approximately $31 and the average daily win per patron was approximately $55 during the three months ended September 30, 1998, compared to an average daily win per state passenger count of approximately $33 and an average daily win per patron of approximately $55 for the three months ended September 30, 1997.

Food and beverage revenues for the three months ended September 30, 1998, totaled approximately $386,000 or 1.4% of gross revenues, compared to approximately $347,000 or 1.5% of gross revenues for the three months ended September 30, 1997. Other revenue, consisted primarily of commission income, totaling approximately $219,000, or 0.8% of gross revenues compared to approximately $138,000 or 0.6% of gross revenues for the three months ended September 30, 1997.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended September 30, 1998, and 1997, were approximately $62,000 and $58,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended September 30, 1998, and 1997, totaled approximately $210,000 and $165,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended September 30, 1998, totaled approximately $4,850,000, or 17.3% of gross revenues and 17.7% of casino revenues, respectively, compared to approximately $4,153,000, or 18.1% of gross revenues and 18.5% of casino revenues, respectively, for the three months ended September 30, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $697,000 in casino operating expenses is primarily attributed to an increase in payroll expense associated with operating the larger Permanent Vessel.

Gaming and admissions taxes totaled approximately $8,136,000 for the three months ended September 30, 1998, compared to approximately $6,538,000 for the three months ended September 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $858,000 was paid during the three months ended September 30, 1998, compared to approximately $680,000 in the three months ended September 30, 1997, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City. Both the dollar and percentage increases are attributable to a 22.1% increase in gross revenues during the three months ended September 30, 1998, compared to the three month period ended September 30, 1997.

Advertising and promotion expenses for the three months ended September 30, 1998, totaled approximately $1,828,000, or 6.5% of gross revenues, compared to approximately $4,080,000, or 17.8% of gross revenues during the three months ended September 30, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $2,252,000 decrease in advertising and promotion expenses during the three months ended September 30, 1998, was primarily the result of decreased expenditures required to attract patrons to the larger, more attractive Permanent Vessel during the summer months. Specifically, expenditures were reduced in subsidies provided to charter bus operators and/or patrons, special events and promotions, and general media (including billboards, radio, and print).

General and administrative expenses for the three months ended September 30, 1998, were approximately $5,946,000, or 21.3% of gross revenues, compared to $5,395,000, or 23.6% of gross revenues, during the three months ended September 30, 1997. These expenses included approximately $1,786,000 for berthing fees paid to BHR, $1,362,000 for marine operations and $476,000 for security and surveillance operations during the third quarter of 1998. The $551,000 increase in general and administrative expenses is primarily attributed to an increase of approximately $385,000 for property taxes during the three months ended September 30, 1998.

Depreciation and amortization for the third quarter ended September 30, 1998, was approximately $1,931,000, or 6.9% of gross revenues, compared to approximately $1,833,000, or 8.0% of gross revenues, during the three months ended September 30, 1997. The $98,000 increase in depreciation expense for the three months ended September 30, 1998, is attributable to the increased expense associated with the Permanent Vessel.

Operating income for the three months ended September 30, 1998, was approximately $3,716,000, or 13.3% of gross revenues, compared to an operating loss for the three months ended September 30, 1997 of $277,000, or 1.3% of gross revenues. During the three months ended September 30, 1998, the Company disposed of assets (slot machines) that had a net book value of approximately $55,000. The $3,993,000 increase in operating income is attributable to a 22.1% increase in gross revenues associated with the larger Permanent Vessel.

Net interest expense for the three months ended September 30, 1998, was $3,773,000, or approximately 13.5% of gross revenues, compared to $2,283,000, or approximately 10.0% for the same period last year. The increase in net interest expense in both dollars and as a percentage of gross revenues is attributed to the Permanent Vessel being placed into service combined with the additional interest expense associated with the financing of additional slot equipment in late 1997 for use on the Permanent Vessel. During the three months ended September 30, 1997, approximately $1,189,000 of interest expense was capitalized during the construction of the Permanent Vessel. For the three months ended September 30, 1998, and 1997, the Company had accrued contingent interest of approximately $293,000 and $113,000, respectively. No contingent interest was paid during the three months ended September 30, 1998, or 1997.

The Company's loss relating to its investment in BHR for the three months ended September 30, 1998, was approximately $853,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced net losses of approximately $910,000 and $3,427,000 during the three months ended September 30, 1998, and 1997, respectively.

Comparison of the Nine Months Ended September 30, 1998 and 1997
Gross revenues for the nine months ended September 30, 1998, amounted to approximately $84,859,000, an increase of $14,545,000 over gross revenues recorded in the nine months ended September 30, 1997. The 20.7% increase in gross revenues was attributable to an overall 27.0% increase in the number of admissions attracted by the larger Permanent Vessel.

Casino revenues during the nine months ended September 30, 1998, totaled approximately $82,578,000, of which slot machines accounted for approximately $63,005,000 (76.3%) and table games accounted for approximately $19,573,000 (23.7%). The average number of slot machines in operation increased to 1,522 during the nine months ended September 30, 1998, from 930 during the nine months ended September 30, 1997. The average win per slot machine per day decreased to approximately $153 for the nine months ended September 30, 1998, from approximately $203 during the nine months ended September 30, 1997. The average number of table games in operation (excluding poker) during the nine months ended September 30, 1998, increased to 61 from 50 during the nine months ended September 30, 1997.
The average win per table game per day during the nine months ended September 30,1998, declined to approximately $1,105, compared to approximately $1,253 during the nine months ended September 30, 1997.
During the nine months ended September 30, 1998, the Company operated 8 poker tables with an average win per table per day of $608. The average daily win per state passenger count was approximately $31 and the average daily win per patron was approximately $55 during the nine months ended September 30, 1998, compared to an average daily win per state passenger count of approximately $33 and an average daily win per patron of approximately $56 for the nine months ended September 30, 1997.

Food and beverage revenues for the nine months ended September 30, 1998, totaled approximately $1,244,000 or 1.5% of gross revenues, compared to approximately $1,099,000 or 1.6% of gross revenues for the nine months ended September 30, 1997. The $145,000 increase in food and beverage revenues is attributed to an overall increase in the number of customers attracted to the Permanent Vessel. Other revenue totaling approximately $1,037,000, or 1.2% of gross revenues for the nine months ended September 30, 1998, consisted primarily of commission income of approximately $723,000 and a lump sum payment of $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.

Promotional allowances (complementaries) included in the Company's gross food revenues for the nine months ended September 30, 1998, and 1997, were approximately $273,000 and $93,000, respectively. The $180,000 increase was attributable to the increase in the number of customers attracted to the larger Permanent Vessel. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the nine months ended September 30, 1998, and 1997, totaled approximately $384,000 and $359,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the nine months ended September 30, 1998, totaled approximately $13,821,000, or 16.3% of gross revenues and 16.7% of casino revenues, respectively, compared to approximately $12,285,000, or 17.5% of gross revenues and 17.9% of casino revenues, respectively, for the nine months ended September 30, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,536,000 in casino operating expenses is primarily attributed to an increase in payroll expense associated with operating the larger Permanent Vessel.

Gaming and admissions taxes totaled approximately $24,443,000 for the nine months ended September 30, 1998, compared to approximately $19,990,000 for the nine months ended September 30, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,564,000 was paid during the nine months ended September 30, 1998, compared to approximately $2,068,000 in the nine months ended September 30, 1997, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the nine months ended September 30, 1998, totaled approximately $8,475,000, or 10.0% of gross revenues, compared to approximately $8,945,000, or 12.7% of gross revenues during the nine months ended September 30, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $470,000 decrease in advertising and promotion expenses during the nine months ended September 30, 1998, was primarily the result of decreased expenditures during the third quarter required to attract patrons to the larger, more attractive Permanent Vessel during the summer months.

General and administrative expenses for the nine months ended September 30, 1998, were approximately $18,084,000, or 21.3% of gross revenues, compared to $16,319,000, or 23.2% of gross revenues, during the nine months ended September 30, 1997. These expenses included approximately $5,306,000 for berthing fees paid to BHR, $4,668,000 for marine operations and $1,398,000 for security and surveillance operations during the nine months ended September 30, 1998. The dollar increase of $1,765,000 in these expenses is primarily attributed to an increase of approximately $935,000 for property taxes and approximately $449,000 for berthing fees paid to BHR during the nine months ended September 30, 1998.

Depreciation and amortization for the nine months ended September 30, 1998, was approximately $5,763,000, or 6.8% of gross revenues, compared to approximately $5,437,000, or 7.7% of gross revenues, during the nine months ended September 30, 1997. The dollar increase of $326,000 in depreciation expense for the nine months ended September 30, 1998, is principally attributable to the increased expense associated with the Permanent Vessel.

Operating income for the nine months ended September 30, 1998, was approximately $8,719,000, or 10.3% of gross revenues, compared to an operating income for the nine months ended September 30, 1997 of $3,802,000, or 5.5% of gross revenues. During the nine months ended September 30, 1998, the Company had a net loss on the disposition of assets totaling approximately $958,000.

Net interest expense for the nine months ended September 30, 1998, was $11,233,000, or approximately 13.2% of gross revenues, compared to $7,918,000, or approximately 11.3% for the same period last year. The $3,315,000 increase in net interest expense is attributed to the Permanent Vessel being placed into service combined with the additional interest expense associated with the financing of new gaming equipment in late 1997 for the Permanent Vessel. During the nine months ended September 30, 1997, approximately $2,328,000 of interest expense was capitalized during the construction of the Permanent Vessel. For the nine months ended September 30, 1998, and 1997, the Company had accrued contingent interest of approximately $828,000 and $545,000, respectively. No contingent interest was paid during the nine months ended September 30, 1998, or 1997.

The Company's loss relating to its investment in BHR for the nine months ended September 30, 1998, was approximately $2,454,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced net losses of approximately $4,968,000 and $6,693,000 during the nine months ended September 30, 1998, and 1997, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA (excluding loss on disposal of assets and Chartered Vessel lease and termination payments) during the three and nine month periods ended September 30, 1998 was approximately $5,701,000 and $16,196,000, respectively, or 20.4% and 19.1%, respectively, of gross revenues, compared to approximately $1,950,000 and $10,420,000, respectively, or 8.5% and 14.8%, respectively, of gross revenues, during the three and nine month periods ended September 30, 1997. The increase in EBITDA for both the quarter and nine months ended September 30, 1998 was primarily due to an increase in casino revenue associated with operating the larger Permanent Vessel.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of approximately $18.8 million. During the nine months ended September 30, 1998, the Company expended approximately $1.9 million for property and equipment, including approximately $982,000 for new slot equipment acquired in June 1998 and approximately $869,000 associated with the initial equipping of the Permanent Vessel. The Company also contributed approximately $260,000 from working capital to BHR for general enhancements during this period.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the nine months ended September 30, 1998, net cash provided from operations totaled approximately $7.5 million compared to approximately $5.3 million for the nine months ended September 30, 1997. Net cash provided by investment activities was $6.7 million for the nine months ended September 30, 1998. The consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $5.9 million for the quarter ended September 30, 1998 and $10.2 million for the semiannual period (April through September).

As of September 30, 1998, loans included: (i) $105 million principal amount of 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $8.8 million borrowed from BDI; and (iii) approximately $6.3 million of equipment financing.

During September 1998, $2.0 million was repaid to a member of the Company, BDI. This note resulted from the conversion of members' contributions into debt on March 31, 1996. There is no set term for repayment of the remaining balance totaling approximately $8.8 million as of September 30, 1998.

During January 1998, approximately $10.8 million of the proceeds from the Senior Secured Notes, together with interest of $1.1 million earned thereon, were reclassified from restricted cash to operating cash as the proceeds were not required to complete the Permanent Vessel.

The Senior Secured Notes mature on May 15, 2003 and are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on November 15, 1996, May 15, 1997, November 15, 1997, and May 15, 1998, was deferred, as allowed under the terms of the Indenture. During the nine month period ended September 30, 1998, the Company accrued contingent interest payable of approximately $828,000. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

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

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (which amount has been expended through September 30, 1998, with the exact allocation between committed projects to be agreed upon by the City and the Company) for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the IGC. The Bond's primary purpose was to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5
million letter of credit from a bank to benefit the bonding company.   The
beneficial owner (the "Owner") of the Company guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit. During May 1998, the Company replaced the Owner's financial guarantee by depositing $3.6 million with the bank to guarantee the letter of credit to benefit the bonding company.

The Company anticipates that additional capital contributions to BHR, including capital for the expansion of the valet parking area, and modifications to the boarding area are currently estimated not to exceed $350,000, may be required for the BHR facilities. The Company and the Joint Venture Partner continue to review the feasibility of purchasing additional property for the construction of a covered parking facility at the Gaming Complex. The timing and cost of purchasing the additional property and of constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds previously designated for the repayment of the note due to BDI, provided that the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that such facility will be constructed or that sufficient funds will be available for such construction.

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997 and, subject to certain conditions, such as progress toward permits for a new harbor, has been extended to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000.

BHR anticipates filing the requisite regulatory permits during 1998. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Through October 19, 1997, the Company conducted its gaming operations on the Chartered Vessel. On March 30, 1998, the Company executed an amendment to the August 17, 1995 Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as is where is" at Erie, Pennsylvania from the Company. The Company also agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. The Company during the nine months ended September 30, 1998 wrote-off assets previously utilized on the chartered vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation have been fully satisfied and the parties have no further obligations under the original charter agreement.

The Company during the month of June 1998 took delivery on 126 new slot machines from various vendors. The Company anticipates financing a portion of these new slot machines during the fourth quarter of 1998 whose aggregate purchase price, excluding sales and use tax, was approximately $982,000.
The terms of the financing are anticipated to be similar in nature to previous gaming equipment financing the Company undertook when additional slot equipment was obtained for the Permanent Vessel in late 1997. The cost of these new slot machines is categorized as a current payable on the Company's balance sheet. There can be no assurance that the additional financing will be available to the Company, or that, if available, the financing will be on terms favorable to the Company.

The Company has notified Messrs. Thomas C. Bonner, Executive Vice President and Paul Sykes, Chief Operating Officer, that their respective three year employment agreements due to expire on or about December 4, 1998 will not be renewed. The duties of Messrs. Bonner and Sykes effective October 17, 1998 have been assumed on an interim basis by Messr. Michael E. Kelly, Vice President and Chief Financial Officer.

Although BDI initially contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998 and continues to be negative as of September 30, 1998. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses and the disposition of assets previously utilized on the Chartered Vessel.

Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, management believes that the available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1998. No assurance can be given, however, that operating cash flow from the Permanent Vessel in light of increased competition within the marketplace and such other proceeds will be sufficient for such purposes. Also there is no guaranty that the Note due to BDI of approximately $8.8 million at September 30, 1998 will be repaid in 1998. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                       Not applicable.

                          Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, primarily personal injury and employment claims, to be ordinary litigation incidental to the character of the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

  No.      Description

  27 Financial Data Schedule (Edgar Version Only) (filed herewith).


(b)  REPORTS ON FORM 8-K

          None filed during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1998.

The Majestic Star Casino, LLC

By: Barden Development Inc., Manager

By:/S/ DON H. BARDEN
       Don H. Barden
       President and Chief Executive Officer
       (Principal Executive and Duly Authorized Officer)

And: /S/ MICHAEL E. KELLY
         Michael E. Kelly
         Vice President and Chief Financial Officer
        (Principal Financial and Accounting Officer)