Form 10-K
period 1998-12-31
MAJESTIC STAR CASINO LLC
filed 1999-03-30
CIK 1016466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
                         THE MAJESTIC STAR CASINO, LLC
                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .7
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .7

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . .7
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . .8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .9
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 19
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 19

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . . . . . . . 19
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 19
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 22

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 22
       1                            PART I

ITEM 1.  BUSINESS

GENERAL

         The Majestic Star Casino, LLC (the "Company" or the "Registrant"), operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, pursuant to a five year riverboat owner's license granted to it by the Indiana Gaming Commission (the "IGC") on June 3, 1996.

         The Majestic Star Casino commenced operations on June 7, 1996. On October 27, 1997, the Company replaced a leased vessel (the "Chartered Vessel") with a new vessel owned by the Company (the "Permanent Vessel"). The Company to date has expended approximately $52.2 million, excluding capitalized interest, on the Permanent Vessel. The Permanent Vessel contains approximately 43,000 square feet of casino space, 1,499 slot machines and 69 table games, including 8 poker tables, on three decks. The Majestic Star Casino is part of a gaming complex (the "Gaming Complex") which has been developed at Buffington Harbor, and is owned by Buffington Harbor Riverboats, L.L.C. (the "BHR Joint Venture"), a joint venture which is owned equally by the Company and Trump Indiana, Inc. (the "Joint Venture Partner"). The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed the BHR Joint Venture to own and operate certain common facilities of the Gaming Complex such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a fifty-percent ownership interest in the BHR Joint Venture. The Company and its joint venture partner each operate its own riverboat casino at the Gaming Complex on a staggered cruise schedule which reduces waiting times to board a riverboat casino.

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

         Club M-Star enables the Company to maintain a comprehensive database of information about its customers, including their gaming levels, duration of play and preferences, and to utilize such information to tailor marketing programs to encourage frequent visits by these customers. The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances granted are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers. Management believes that its continued marketing efforts combined with the amenities offered by the Permanent Vessel, including an expanded VIP Lounge to be constructed during the first half of 1999 and the extension of credit to customers, will allow the Company to increase its share of the middle and higher income market in the greater Chicago metropolitan area.

Emphasis on Slot Play

         The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. With the introduction of the Permanent Vessel, the Company continues to enhance and modify its mix of slot machines. During 1998, the Company introduced nickel slot machines, triple play poker video and participation games, including Wheel of Fortune and Jeopardy. The Company believes that it is advantageous to maintain a variety of slot machines to meet the demand of its customers. Minimum payout percentages for slot machines in Indiana are set by the IGC. The Company attempts to maintain payout percentages that are competitive to attract and retain customers.

Customer Service

         As part of its commitment to providing a quality casino entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly atmosphere. During the first quarter of 1999, the Company created a full time player development department and concierge service to further assist in providing onboard customer service. Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each team member. Toward this end, management takes a hands-on approach through active and direct involvement with team members at all levels. In particular, management conducts ongoing orientation and training sessions with all team members at which it stresses the importance of customer contact and encourages team members to look at, smile at, and wish each customer good luck with whom they interact. The Company offers attractive team member benefit programs to recruit and retain friendly, professional team members.

Emphasis on Attributes of Buffington Harbor

         The Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos), direct highway access and abundant surface parking. The Company also intends to conduct a billboard marketing campaign with its joint venture partner during 1999 whereby both entities will jointly advertise the attributes of the Buffington Harbor Gaming Complex.

GROWTH STRATEGY

         The Company's expansion strategy has focused on increasing the overall size of its riverboat gaming facility located at Buffington Harbor in Gary, Indiana. On October 27, 1997, the Company placed into service the Permanent Vessel which replaced the Chartered Vessel. The Permanent Vessel contains approximately 43,000 square feet of casino space, which represents
an increase of approximately 65.4% compared to the Chartered Vessel.   The
floor configuration contains approximately 1,499 slot machines and 69 table games including 8 poker tables. The Permanent Vessel also substantially increased the Company's capacity from 1,700 to 3,000 passengers per cruise.


COMPETITION

         The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. The Chicago metropolitan area contains over 6 million adults. In addition, according to the 1990 Bureau of Census estimates, the per capita income for the Chicago metropolitan area is high by comparison to other Midwestern gaming jurisdictions. Illinois and Indiana state laws limit the total number of licenses issuable in the Chicago metropolitan area to nine. All licenses are currently in operation and the number of licenses cannot be increased without legislative action. The Company also expects to compete to a lesser extent with six additional riverboats authorized to operate in southern Indiana, of which four are currently operational.

         There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses in the future. Legislation has been introduced on numerous occasions in recent years in Illinois to provide for land-based casinos in Chicago and to expand riverboat gaming in Illinois, including authorization of additional operators or the authorization of existing operators to move to new sites or otherwise to modify existing regulations to decrease or eliminate certain restrictions including limitations on the number of gaming positions, to remain dockside or the elimination of credit play. During the first quarter of 1999, legislation was introduced in Indiana to allow certain organizations (primarily VFW posts) to possess a limited number of electronic gaming devices. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation, in Illinois, Indiana or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the results of operations or financial condition of the Company.

         The Company competes, and expects to compete, with various gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the U. S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. In December 1998, the Michigan Senate and House of Representatives approved four additional Indian compacts which have been signed by the Governor of Michigan that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over cruising casinos in close proximity to the Company, could have an adverse effect on the Company.

         With respect to the State of Michigan, the Company also expects future competition from three land-based casinos to be developed in Detroit, Michigan, pursuant to a November 1996 voter initiative. It is anticipated that the three casinos may operate from temporary facilities as early as mid-1999, while their permanent facilities are being developed.

         The Company anticipates that competition will increase with the recent purchase and pending sale of two area casinos to larger and stronger competitors. Harrah's Entertainment, Inc., has purchased Showboat, Inc., including the Showboat Mardi Gras Casino, located in East Chicago, Indiana. It is expected that Harrah's will rename the East Chicago property to take advantage of the Harrah's brand name. Harrah's has also announced that it intends to expand the Showboat East Chicago facility and will invest approximately $30.0 million in various land-based developments during the coming year. Also, Horseshoe Gaming, LLC, has agreed to acquire Empress Entertainment. Empress Entertainment owns two area riverboat gaming operations: one in Hammond, Indiana, and one in Joliet, Illinois. The Horseshoe Gaming agreement must be approved by both the Illinois Gaming Board and the Indiana Gaming Commission.

         Many of the Company's competitors have greater gaming industry management experience, financial resources and, in the case of Showboat Marina and Empress Hammond, enclosed parking garages. The Company's joint venture partner also constructed a 300-room hotel for their own use located at the Gaming Complex which opened in the fourth quarter of 1998.

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

EMPLOYEES

         At December 31, 1998, the Company employed approximately 1,030 persons and the BHR Joint Venture employed approximately 294 persons. The Company and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union, covering approximately 86 employees of the Company and 88 employees of the BHR Joint Venture in food and beverage service positions. The agreements expire in 2001. The Company and the BHR Joint Venture also have collective bargaining agreements with the Operating Engineers Union, covering approximately 5 employees of the Company's marine operations department and 15 employees of the BHR Joint Venture. The agreement with the Company expires in 2002 and the agreement with the BHR Joint Venture expires in 2001. The Company also has a collective bargaining agreement with the Seafarers International Union which covers approximately 42 employees in the marine operations department. The agreement expires in 2003.

         The BHR Joint Venture is currently negotiating a collective bargaining agreement with Local 1 of the Hotel Employees and Restaurant Employees International Union. This agreement would cover approximately 100 employees in general facilities and housekeeping positions.

         In recruiting personnel, the Company is obligated, under the terms of an agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of 70% from racially minority groups, and 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana.

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

         Effective November 1996, riverboat casinos operating on Lake Michigan were granted an exemption to the Johnson Act, a federal statute which prohibits casino gambling on federal waterways. Prior to this time the riverboat casinos operating on Lake Michigan, including the Majestic Star Casino, remained dockside and simulated cruising. No gaming may be conducted while the boat is docked except (i) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (ii) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, (iii) if either the vessel or the docking facility is undergoing mechanical or structural repair, (iv) if water traffic conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, or (v) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise.

         An Indiana admission tax of $3.00 for each person admitted to each gaming excursion is imposed upon the license owner. Legislation has been introduced that would increase the admission tax to $4.00 per person, but to date, no such legislation has been enacted. The Company is unable to predict if this legislation will be reintroduced or if any other legislation introduced in Indiana relative to riverboat casinos will be enacted. If legislation is enacted to increase the admission tax, the effect of such an increase could have a material impact on the results of operations of the Company. A 20% tax is imposed on the "adjusted gross receipts" received from gaming operations, which is defined under the Riverboat Gambling Act as the total of all cash and property received (including checks received by the licensee, whether or not collected), less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed 2%). The gaming license owner must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Indiana laws also permit the imposition of real property taxes on Indiana riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

         The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

         The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. Any person issued an owner's gaming license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements.

ITEM 2.  PROPERTIES

         The Company operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. Buffington Harbor is located at the interchange of U.S. 12 and Indiana State Highway 912, a divided freeway which connects Interstate Highways 90 and 80/94.

         The Majestic Star Casino operates from the Gaming Complex, which was developed, and is owned and operated, by the BHR Joint Venture. The Gaming Complex is situated on approximately 100 acres contains approximately 2,935 surface parking spaces and a 90,000 square foot land based pavilion which has a 352 seat buffet, a 110 seat steakhouse, a cocktail lounge, a gift shop, a ticketing area for each casino and administrative offices. The Company's joint venture partner has also constructed a 300-room hotel facility at the Gaming Complex for use of its customers. The hotel opened during the fourth quarter of 1998.

         Through October 19, 1997, the Company conducted all gaming on the Chartered Vessel. The Chartered Vessel contained approximately 26,000 square feet of gaming space on four levels, with approximately 932 slot machines and 50 table games. The Chartered Vessel accommodated 1,700 passengers and 200 employees and also contained food, beverage and bar facilities.

         In September 1996, the Company entered into various agreements for the design, engineering and construction of a vessel (the "Permanent Vessel") to replace the Chartered Vessel. The Permanent Vessel is owned by the Company and was placed into service on October 27, 1997. The Permanent Vessel contains approximately 43,000 square feet of casino space on three decks, 1,499 slot machines and 61 table games, including 8 poker tables. The Permanent Vessel has an atrium and escalators in addition to elevators and stair towers to move passengers more freely between the various levels.

The Company to date has expended approximately $52.2 million, excluding
capitalized interest, on the Permanent Vessel.   With the Permanent Vessel
in service, the Company believes that its facility should meet its operating needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, primarily personal injury and equal employment opportunity (EEO) claims, to be ordinary litigation incidental to the character of the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

         On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. The tax is payable in semiannual installments due in May and November 1998. Both semiannual installments totaling approximately $560,000 in the aggregate have been paid. The amount paid was based upon an estimate provided to the Company by legal counsel.

         On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997, and is requesting compensatory and punitive damages totaling approximately $11 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, the case is in the discovery phase and it is too early to predict its outcome or the effect, if any, on the Company's financial position or its results of operations.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      Year Ended December 31,
                                                        ------------------------------------------------
                                                        1998                   1997                 1996
                                                        ----                   ----                 ----
                                                                     (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
         Net operating revenues (1) (2)                $114,263                $94,543              $54,221
         Pre-opening costs                                   --                  1,254                4,587
         Operating income (loss) (3) (4) (5)             13,685                    607                  (48)
         Interest expense, net                           14,991                 11,046                6,399
         Net income (loss)                               (4,473)               (13,887)              (8,887)
         Ratio of earnings to fixed charges  (6)             --                     --                   --
OTHER DATA
         Adjusted EBITDA:  (7)                           23,219                 12,701               10,738

                                                                           At December 31,
                                                        ------------------------------------------------
                                                        1998                    1997                1996
                                                        ----                    ----                ----
BALANCE SHEET DATA:
         Cash and cash equivalents                      $17,295                 $8,084               $8,936
         Restricted cash                                     --                 11,905                1,689
         Investment in BHR, net                          40,749                 43,542               44,947
         Total assets                                   125,261                134,762              142,384
         Current liabilities                             11,109                11, 699                8,141
         Long-term debt                                 108,390                110,829              108,121
         Total liabilities                              128,081                133,286              127,021
         Members' equity                                 (2,998)                 1,476               15,363

-----
NOTES:
(1)  The Majestic Star Casino commenced operations June 7, 1996.
(2) Includes a lump sum payment in first and fourth quarter of 1998 of approximately $314,000 and $190,000, respectively, from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
(3) Includes approximately $755,000 during the three months ended March 31, 1998 in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1, 1998.
(4) Includes losses on disposal of assets previously utilized on the Chartered Vessel totaling $755,000 in 1998 and $1.6 million in 1997.
(5) Includes losses on disposal of slot machines of approximately $204,000 replaced in 1998.
(6) The ratio is less than one-to-one coverage. The Company's earnings are inadequate to cover fixed charges and the amount of coverage deficiency was $4,473,323, $16,204,192 and $9,099,604 in 1998, 1997 and 1996, respectively.
However, this has not resulted in any violations of debt covenants.
(7) Adjusted EBITDA, or "earnings before interest, income taxes, depreciation, amortization and chartered vessel lease payments", is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Adjusted EBITDA excludes pre-opening expenses associated with the start-up of the Permanent Vessel and the Chartered Vessel of $1,253,758 and $4,586,879 in 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information

         The discussions regarding proposed developments and operations of the Company included in this item contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the purchase of real estate for, and the design and construction of, a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; and severe and unusual weather in the Company's markets.

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

Results of Operations

         The discussion of results of operations contained herein provides a comparison of the year ended December 31, 1998 with the year ended December 31, 1997. Due to the fact that the Company commenced operations on June 7, 1996, the Company has limited operating history and lacks a comparable period for prior years with respect to the twelve month period ended December 31, 1997. Nonetheless, the discussion of results of operations contained herein also provides a comparison of the full twelve month period ended December 31, 1997 with the 205 days of operations in 1996.

The following table contains information from the statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

Statements of Income and EBITDA, as a Percentage of Gross Revenues

                                            For the Year Ended December 31,
                                            -------------------------------
                                            1998          1997         1996
                                            ----          ----         ----
Revenues:
 Casino                                     97.3%         97.5%        97.4%
 Food and beverage                           1.4           1.6          1.5
 Other (4)                                   1.3           0.9          1.1
                                           -----         -----        -----
 Gross Revenues                            100.0         100.0        100.0
  less promotional allowances               (0.3)         (0.2)         0.0
                                           -----         -----        -----
 Net Revenues                               99.7          99.8        100.0

Costs and Expenses:
 Casino                                     16.5          17.7         17.1
 Gaming and admission taxes                 28.6          28.5         28.7
 Food and beverage                           2.1           2.0          2.1
 Advertising and promotion                   8.9          13.4          8.4
 General and administrative                 21.1          23.5         22.7
 Economic incentive-City of Gary             3.0           2.9          2.9
 Depreciation and amortization               6.8           8.1          9.8
 Loss on disposition of assets (6) (7)       0.8           1.7          0.0
 Pre-opening costs (3)                        --           1.3          8.5
                                           -----         -----        -----
   Total costs and expenses                 87.8          99.1        100.2
                                           -----         -----        -----
Operating Income (Loss): (5)                11.9           0.7         (0.2)

Other Income (Expense):
 Loss on investment in BHR                  (2.8)         (3.6)        (4.5)
 Interest income                             0.8           1.9          4.1
 Interest expense                          (13.4)        (12.9)       (15.2)
 Interest expense to affiliate              (0.5)         (0.7)        (0.6)
                                           -----         -----        -----
  Total                                    (15.9)        (15.3)       (16.2)
                                           -----         -----        -----
Net Income (Loss):                          (4.0)        (14.6)       (16.4)
                                           =====         =====        =====
EBITDA: (2)                                 20.3          13.4         19.8
-----
NOTES:
1.  The Company commenced operations on June 7, 1996.
2. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include Chartered Vessel lease payments) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA also excludes approximately $1.3 million and $4.6 million of pre-opening costs for the year ended December 31, 1997 and the year ended December 31, 1996, respectively.
3. Includes approximately $1.3 million and $4.6 million of pre-opening expenses associated with the start-up of the Permanent Vessel and Chartered Vessel, for the year ended December 31, 1997 and the year ended December 31, 1996, respectively.
4. Includes a lump sum payment in first and fourth quarter of 1998 of approximately $314,000 and $190,000, respectively, from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
5. Includes approximately $755,000 in 1998 in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1, 1998.
6. Includes losses on disposal of assets previously utilized on the Chartered Vessel totaling $755,000 in 1998 and $1.6 million in 1997.
7. Includes losses on disposal of slot machines of approximately $204,000 that were replaced in 1998.

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

1998 Compared to 1997

         Gross revenues for the year ended December 31, 1998, amounted to approximately $114,601,000, an increase of approximately $19,889,000 or 21.0% from gross revenues recorded in the year ended December 31, 1997. The increase was attributable to the increased capacity associated with the Permanent Vessel combined with an aggressive marketing strategy designed to increase the total number of passengers.

         Casino revenues during the year ended December 31, 1998 totaled approximately $111,481,000 of which slot machines accounted for approximately $85,176,000 (76.4%) and table games accounted for approximately $26,305,000 (23.6%). The average number of slot machines in operation increased to 1,521 during the year ended December 31, 1998 from 924 during the year ended December 31, 1997. The average win per slot machine per day decreased to $155 for the year ended December 31, 1998 from approximately $187 during the year ended December 31, 1997. During the year ended December 31, 1998, slot machine capacity and coin-in increased by 64% and 25%, respectively, compared to the year ended December 31, 1997, resulting in a lower win per slot machine per day. The average number of table games in operation during the year ended December 31, 1998, increased to 61 from 50 during the year ended December 31, 1997. The average win per table game per day during the year ended December 31, 1998, declined to approximately $1,113 versus $1,247 in the year ended December 31, 1997, due primarily to a 22% increase in table unit capacity and a 0.6% decrease in the table game hold percentage. The average daily win per state passenger count was $32 and the average daily win per patron was $57 during the year ended December 31, 1998, a decrease of less than 1% and an increase of less than 1%, respectively, compared to the year ended December 31, 1997.

         Food and beverage revenue for the year ended December 31, 1998, totaled approximately $1,643,000, or 1.4% of gross revenues, compared to approximately $1,559,000, or 1.6% of gross revenues, for the year ended December 31, 1997. Other revenue, consisting primarily of commission income and lump sum payments totaling $504,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces, totaled approximately $1,477,000, or 1.3% of gross revenues, for the year ended December 31, 1998, compared to approximately $849,000, or 0.9% of gross revenues for the year ended December 31, 1997. The dollar increase in food and beverage revenue, as well as other revenue, was principally attributable to the increased capacity associated with the Permanent Vessel.


         Promotional allowances (complimentaries) included in the Company's 1998 and 1997 gross food revenues were approximately $337,000 and $169,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by the BHR Joint Venture, totaled approximately $567,000 in 1998 and $646,000 in 1997, and are characterized in the financial statements as an expense to the casino. The BHR Joint Venture invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances. Overall, promotional allowances increased slightly in the aggregate as a result of increased capacity. The Company was able to more effectively utilize facilities on board the vessel as opposed to those operated by the BHR Joint Venture, thus altering the ratio of complimentaries provided by the Company compared to those provided by the BHR Joint Venture.

         Casino operating expenses for the year ended December 31, 1998 totaled approximately $18,853,000, or 16.5% and 16.9% of gross revenues and casino revenues, respectively, compared to approximately $16,758,000, or 17.7% and 18.2%, respectively, for the year ended December 31, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The increase of approximately $2,095,000 or 12.5% in casino operating expenses is primarily attributed to an increase in payroll expenses of which table games accounted for approximately $1.0 million and slots accounted for approximately $320,000. Also, approximately $800,000 is associated with general expenses related to operating the larger Permanent Vessel, including approximately $300,000 for gaming equipment rental.

         Gaming and admissions taxes totaled approximately $32,722,000 for the year ended December 31, 1998, compared to approximately $26,956,000 in the year ended December 31, 1997. These taxes are levied on adjusted gross receipts, as defined by Indiana Gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $3,456,000 was paid during the year ended December 31, 1998 compared to approximately $2,789,000 in the year ended December 31, 1997, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

         Advertising and promotion expenses for the year ended December 31, 1998, totaled approximately $10,156,000, or 8.9% of gross revenues, compared to approximately $12,709,000, or 13.4% of gross revenues, during the year ended December 31, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events. The $2,553,000, or 20.1%, decrease in advertising and promotion expenses as a percentage of gross revenues during the year ended December 31, 1998 compared to the year ended December 31, 1997, was primarily the result of the Company redirecting its marketing dollars. During the first half of 1998 the Company focused its marketing dollars on mass marketing to build the customer database. Also, beginning late third quarter and all of the fourth quarter, the Company redirected its marketing dollars to target or direct marketing and also significantly reduced the amount of chartered bus passengers from approximately 10.0% to approximately 3.0% of total passengers.

         General and administrative expenses for the year ended December 31, 1998, were approximately $24,222,000, or 21.1% of gross revenues, compared to $22,230,000, or 23.5% of gross revenues, for the year ended December 31, 1997. These expenses included approximately $7,101,000 for berthing fees paid to the BHR Joint Venture, $6,035,000 for marine operations and
$1,915,000 for security and surveillance operations.   The $1,992,000 or
9.0% increase in these expenses is primarily attributed to an increase of approximately $1,249,000 in property taxes and approximately $686,000 in berthing fees paid to the BHR Joint Venture.

         Depreciation and amortization for the year ended December 31, 1998, was approximately $7,820,000, or 6.8% of gross revenues, compared to approximately $7,700,000, or 8.1% of gross revenues, during the year ended December 31, 1997. The $120,000 or 1.6% increase is attributed to approximately $51,000 in depreciation expense associated with the acquisition of additional slot machines in mid 1998 and the write off of organization costs with a net book value of approximately $69,000 in the fourth quarter of 1998.

         Operating income for the year ended December 31, 1998, was approximately $13,685,000, or 11.9% of gross revenues, compared to approximately $607,000, or 0.6% of gross revenues, in the year ended December 31, 1997. The results included approximately $755,000 in expenses associated with the lease and subsequent termination of the Chartered Vessel lease agreement effective March 1, 1998, losses on disposal of assets previously utilized on the Chartered Vessel of approximately $755,000 in 1998 and $1,603,000 in 1997, losses on disposal of slot machines of approximately $204,000 replaced in 1998, and approximately $1,254,000 in preopening costs associated with the development of the Permanent Vessel in 1997. The increase in operating income is principally attributable to the increase in vessel capacity, which allowed the Company to achieve higher gross revenues in 1998 based upon increased passenger counts.

         Net interest expense for the year ended December 31, 1998 was approximately $14,991,000, or 13.1% of gross revenues, compared to approximately $11,046,000, or 11.7% of gross revenues, for the year ended December 31, 1997. The increase in net interest expense is attributed to the increase in contingent interest associated with increased income and the additional interest expense associated with the financing of additional slot machine equipment in late 1997 for use on the Permanent Vessel. Also, approximately $2,317,000 of interest was capitalized in 1997. The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions.
The contingent interest ordinarily payable on May 15, 1998, and November 15, 1998, was deferred, as allowed under the Indenture. As of December 31, 1998 and 1997, the Company had accrued contingent interest of approximately $2,444,000 and $1,253,000, respectively. To date, no contingent interest has been paid.

         The Company's loss in its investment in the BHR Joint Venture for the year ended December 31, 1998 was approximately $3,167,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

         As a result of the foregoing, the Company experienced net losses of approximately $4,473,000 and $13,887,000 during the years ended December 31, 1998 and 1997, respectively.

1997 Compared to 1996

         Gross revenues for the year ended December 31, 1997, amounted to approximately $94,712,000, an increase of approximately $40,480,000 from gross revenues recorded in the year ended December 31, 1996. The increase was attributable to the Company operating the entire twelve months ended December 31, 1997, compared to 205 days of operations in the year ended December 31, 1996.

         Casino revenues during the year ended December 31, 1997, totaled approximately $92,305,000, of which slot machines accounted for approximately $69,081,000 (74.8%) and table games accounted for approximately $23,224,000 (25.2%). The average number of slot machines in operation increased to 1,038 during the year ended December 31, 1997, from 924 during the year ended December 31, 1996. The average win per slot machine per day decreased to $187 for the year ended December 31, 1997, from approximately $198 during the year ended December 31, 1996. The average number of table games in operation during the year ended December 31, 1997, increased to 52 from 50 during the year ended December 31, 1996. The average win per table game per day during the year ended December 31, 1997, declined to approximately $1,247 compared to $1,496 in the year ended December 31, 1996, due primarily to a 1.7% decrease in the table game hold percentage. The average daily win per state passenger count was $33 and the average daily win per patron was $56 during the year ended December 31, 1997, an increase of 3% and 5%, respectively, compared to the year ended December 31, 1996.

         Food and beverage revenue for the year ended December 31, 1997, totaled approximately $1,559,000, or 1.6% of gross revenues, compared to approximately $809,000 or 1.5% of gross revenues for the year ended December 31, 1996. Other revenue, consisting primarily of commission income, totaled approximately $849,000, or 0.9% of gross revenues, compared to approximately $636,000 or 1.1% of gross revenues for the year ended December 31, 1996.
The dollar increase in food and beverage revenue as well as other revenue is the result of the Company operating the entire twelve months ended December 31, 1997, compared to 205 days of operations in the year ended December 31, 1996.

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

         Casino operating expenses for the year ended December 31, 1997, totaled approximately $16,758,000, or 17.7% and 18.2% of gross revenues and casino revenues, respectively, compared to approximately $9,257,000, or 17.1% and 17.5% gross revenues and casino revenues, respectively, for the year ended December 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. Both the dollar increase in casino operating expenses of $7,501,000 and the slight increase of 0.6% as a percentage of gross revenues and casino revenues were primarily the result of an increase in payroll expenses combined with the Company operating the entire twelve months ended December 31, 1997 compared to 205 days of operations in the year ended December 31, 1996.

         Gaming and admissions taxes totaled approximately $26,956,000 for the year ended December 31, 1997, compared to approximately $15,538,000 in the year ended December 31, 1996. These taxes are levied on adjusted gross receipts, as defined by Indiana Gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,789,000 was paid during the year ended December 31, 1997, compared to approximately $1,586,000 in the year ended December 31, 1996 to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

         Advertising and promotion expenses for the year ended December 31, 1997, totaled approximately $12,709,000, or 13.4% of gross revenues, compared to approximately $4,563,000, or 8.4% of gross revenues, during the year ended December 31, 1996. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events. The 5.0% increase in advertising and promotion expenses as a percentage of gross revenues during the year ended December 31, 1997, compared to the 205 days of operation in the year ended December 31, 1996, was primarily the result of increased expenditures associated with direct mail (i.e., promotions and rebates offered to customers using the slot machines) bus subsidies (i.e., promotions and discounts for customers traveling by bus to the Company's gaming complex), and an increase in general media including billboards, print and radio to heighten the Company's overall presence within the marketplace in light of additional competition as well as increased advertising associated with the opening of the Permanent Vessel on October 27, 1997.

         General and administrative expenses for the year ended December 31, 1997, were approximately $22,230,000, or 23.5% of gross revenues, compared to $12,289,000, or 22.7% of gross revenues for the year ended December 31, 1996. These expenses included approximately $6,415,000 for berthing fees paid to the BHR Joint Venture, $6,811,000 for marine operations and $1,852,000 for security and surveillance operations. The dollar increase in these expenses is primarily attributed to operating a full twelve months for the year ended December 31, 1997, compared to the 205 days for the year ended December 31, 1996.

         Depreciation and amortization for the year ended December 31, 1997, was approximately $7,700,000, or 8.1% of gross revenues, compared to approximately $5,320,000, or 9.8% of gross revenues, during the year ended December 31, 1996. The dollar increase in these expenses is attributed to operating a full twelve months for the year ended December 31, 1997, compared to the 205 days for the year ended December 31,1996. The amount of depreciation and amortization, in terms of dollars is anticipated to slightly increase now that the Permanent Vessel is completed and has been placed into service as the site for the Company's gaming operations.

         On October 27, 1997, the Chartered Vessel was replaced with the Permanent Vessel. The Company wrote-off approximately $1,603,000 of unamortized leasehold improvements made to the Chartered Vessel. Assets used on the Chartered Vessel with a net book value of approximately $713,000 at December 31, 1997 are in the process of being disposed of.

         Operating income for the year ended December 31, 1997, approximated $607,000, or 0.6% of gross revenues, compared to an operating loss in the year ended December 31, 1996, of $48,000, or (0.1%) of gross revenues. The results for the years ended 1997 and 1996, included pre-opening costs associated with the start-up of the Permanent Vessel and the Chartered Vessel, were approximately $1,254,000 and $4,587,000, respectively.

         Net interest expense for the year ended December 31, 1997, was approximately $11,046,000, or 11.7% of gross revenues, compared to approximately $6,399,000, or 11.7% of gross revenues, for the year ended December 31, 1996. The dollar increase is attributed to operating a full twelve months for the period ended December 31, 1997 compared to the 205 days for the year ended December 31, 1996. $2,317,000 and $213,000 of interest were capitalized in 1997 and 1996, respectively. The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3
million annually), both payable semi-annually.   The contingent interest
ordinarily payable on May 15, 1997, and November 15, 1997, was deferred, as allowed under the Indenture.

         The Company's loss in its investment in the BHR Joint Venture  for
the year ended December 31, 1997, was approximately $3,448,000.   The loss
represents the Company's 50% share of BHR's non-cash net loss.

          As a result of the foregoing, the Company experienced net losses of approximately $13,887,000 and $8,887,000 during the years ended December 31, 1997, and 1996, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

         EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

         EBITDA (excluding loss on disposal of assets of approximately $958,000 and Chartered Vessel lease and termination payments of approximately $755,000) in 1998 was approximately $23,219,000, or 20.3% of gross revenues, during the year ended December 31, 1998, compared to approximately $12,701,000, or 13.4% of gross revenues, during the year ended December 31, 1997. EBITDA increased approximately $10,518,000 or 82.8% during 1998, compared to 1997. EBITDA during the fourth quarter of 1998 increased approximately 207.9% to $7,023,000 from $2,281,000 during the fourth quarter of 1997. EBITDA during the fourth quarter of 1998 represented 30% of the Company's EBITDA for 1998, compared to 18.1% during the fourth quarter of 1997. The percentage and dollar increase in EBITDA during the year and the fourth quarter ended December 31, 1998, is primarily the result of increased capacity associated with the Permanent Vessel combined with an aggressive marketing strategy and strong operating margins.

         EBITDA (excluding Chartered Vessel lease payments of approximately $1,537,000) in 1997 was approximately $12,701,000, or 13.4% of gross revenues, compared to approximately $10,714,000, or 19.8% of gross revenues, during 1996. The percentage decrease in EBITDA was primarily due to a 5.0% increase in Advertising and Promotion costs.

         EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

         At December 31, 1998, the Company had cash and cash equivalents of approximately $17.3 million. During 1998, the Company spent approximately $2.1 million for property and equipment, including approximately $869,000 to equip the Permanent Vessel and approximately $1.0 million for additional nickel slot machines. The Company originally committed to spend approximately $50 million, excluding capitalized interest, on the Permanent Vessel. To date, the Company has invested approximately $52.2 million for the construction, design, engineering, and equipping of the Permanent Vessel, which amount excludes approximately $2.5 million of capitalized interest. In 1998, the Company also contributed in 1998 approximately $374,000 from working capital to the BHR Joint Venture for general enhancements.

         The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For 1998, net cash provided from operations totaled approximately $7.0 million. Net cash provided bay investment activities was approximately $6.9 million for 1998. Consolidated cash flow, as defined in the Indenture governing the Company's Senior Secured Notes, was approximately $23.3 million during 1998, with $10.2 million in the first half of the year and $13.1 million in the second.

         As of December 31, 1998, loans included: (i) $105 million principal amount of 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $8.8 million borrowed from Barden Development, Inc. ("BDI"), the manager and a member of the Company; and (iii) approximately $5.3 million of equipment financing including related use taxes.

         During January 1998, approximately $10.8 million of the proceeds from the Senior Secured Notes, together with interest of $1.1 million earned thereon, were reclassified from restricted cash to operating cash as the proceeds were not required to complete the Permanent Vessel.

         During September 1998, $2.0 million was repaid to BDI. This note resulted from the conversion of this member's contributions into debt on March 31, 1996. There is no set term for repayment of the remaining balance which was approximately $8.8 million as of December 31, 1998.

         The Senior Secured Notes mature on May 15, 2003. The Senior Secured Notes are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

         The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. All contingent interest ordinarily payable on the Senior Secured Notes since their time of issuance has been deferred, as allowed under the terms of the Indenture. As of December 31, 1998, the Company had accrued contingent interest payable of approximately $2,444,000. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

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

         Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are (1) $10 million for off-site development in the City by 1998 or 1999, with the particular projects to be agreed to by the City; and
(2) $12 million (which amount has been invested as of December 31, 1998, with the exact allocation between projects to be agreed upon by the City and the Company) for enhancements to the Company's operations at Buffington Harbor and/or the BHR Joint Venture's facilities.

         In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the IGC. The Bond's primary purpose was to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company.
In May 1998, the Company deposited $3.6 million with the bank to guarantee the letter of credit to benefit the bonding company.

         The Company anticipates that additional capital contributions to BHR, including capital for an emergency back-up generator and upgrade of food service areas are currently estimated not to exceed approximately $500,000, may be required for the BHR facilities. The Company and the Joint Venture Partner continue to review the feasibility of purchasing additional property for the construction of a covered parking facility at the Gaming Complex. The timing and cost of purchasing the additional property and of constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds previously designated for the repayment of the note due to BDI, provided that the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that such facility will be constructed or that sufficient funds will be available for such construction.

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

          BHR anticipates filing the requisite regulatory permits during 1999. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

         Through October 19, 1997, the Company conducted its gaming operations on the Chartered Vessel. On March 30, 1998, the Company executed an amendment to the August 17, 1995 Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as-is, where-Is" at Erie, Pennsylvania from the Company. The Company also agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. During 1998, the Company wrote-off assets previously utilized on the Chartered Vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation have been fully satisfied and the parties have no further obligations under the original charter agreement.

         Although BDI initially contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998 and continues to be negative as of December 31, 1998. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses and the disposition of assets previously utilized on the Chartered Vessel.

         Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, the management believes that the available cash flow from the casino's future operations and certain equipment financing, together with the proceeds from the Senior Secured Notes and the note due to BDI, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1999. No assurance can be given, however, that operating cash flow from the Permanent Vessel in light of increased competition within the marketplace and such other proceeds will be sufficient for such purposes. Also there is no guaranty that the Note due to BDI will not be repaid in 1999. The Company will seek, if necessary and to the extent permitted under the Indenture, additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Year 2000 Readiness

         The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has undertaken a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The Company has contacted these vendors to determine whether their systems are year 2000 compliant, and, if not, establish timelines as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. As of December 31, 1998 approximately 65% of the computer programs utilized in the Company's operations have been upgraded, and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs estimated to be approximately $300,000 to $350,000 associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1998. The Company does not have directors since it is a limited liability company.

         Name and Age                             Position(s) Held
         ------------                             ----------------
         Don H. Barden, 55                        Chairman, President, and
                                                  Chief Executive Officer

         Michael E. Kelly, 37                     Vice President, Chief
                                                  Operating and Financial
                                                  Officer

         DON H. BARDEN is the Chairman, President, and Chief Executive Officer of the Company and President of BDI, with responsibility for key policy functions. Mr. Barden is also the President and Chief Executive Officer of a group of companies which he owns and operates. Over the past 30 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries, including real estate development, casino gambling, broadcasting, cable television and international trade.

         MICHAEL E. KELLY is the Vice President, Chief Operating and Financial Officer of the Company since January 1, 1999, with overall responsibility for the daily operations. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of the Company with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly also assumed initially on an interim basis the responsibility for management of daily operations and related activities of the Company effective October 17, 1998. Mr. Kelly is a Vice President of BDI. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgeralds Gaming Corporation including Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgeralds Tunica where he was responsible for operations, finance, regulatory affairs, legal and strategic planning and involved in the design and development of a new dockside gaming facility in Robinsonville, Mississippi. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates, with responsibility for finance, legal, regulatory affairs, investor relations and administration. Mr. Kelly also participated in the design and development of riverboat casino operations at both Joliet, Illinois, and Hammond, Indiana, while employed by the Empress River Casino Corporation. From 1982 to 1991, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, and the Fitzgeralds Group in Reno and Las Vegas, Nevada.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned for services performed for the Company during the three fiscal years in the period ended December 31, 1998, by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "Named Executive Officers").


                                         SUMMARY COMPENSATION TABLE

                                         Fiscal   Annual Compensation (1)
                                                  -----------------------    All Other
Name and Position                        Year     Salary($)     Bonus($)     Compensation($)(2)
-----------------                        ------   ------        -----        ----------------
Don H. Barden (3)                        1998     275,000         --             --
President & Chief Executive Officer      1997     275,000         --             --
                                         1996     180,865         --             --

Thomas C. Bonner (4)                     1998     187,048       169,500      17,181
Executive Vice President                 1997     198,500       169,500      31,149
                                         1996     198,086       169,500      12,919

Paul W. Sykes (5)                        1998     176,000        72,000      53,731
Vice President and Chief                 1997     175,000        72,000      12,216
Operating Officer                        1996     174,580        99,500       6,859

Michael E. Kelly (6)                     1998     180,000        45,000      12,344
Vice President, Chief Operating and      1997     180,000        45,000      41,522
Financial Officer                        1996     117,586            --      42,341

-----
NOTES:
(1) The incremental cost to the Company of providing perquisites and other personal benefits during the past three fiscal years did not exceed, as to any "Named Executive Officer", the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.
(2) Amounts represent contractual payments under individual employment agreements. In fiscal 1998, the Company contributed 401K match of $12,675, $8,138, and $7,313, respectively, to Messrs. Bonner, Sykes, and Kelly. Messrs. Bonner, Sykes, and Kelly were also reimbursed $4,506, $3,279, and $1,402 for non-deductible medical plan expenditures. Mr. Kelly also received $3,629 for non-deductible medical plan expenditures related to 1997, paid in 1998. During 1998, Mr Sykes received $6,731 for unused vacation time in 1996 and 1997. Mr. Sykes received $15,000 for reimbursable relocation expenses upon his departure from the Company in 1998. Mr. Sykes received severance pay in the amount of $20,583 in December 1998 and $20,583 in January 1999. In fiscal 1997, the Company contributed 401K match of $11,040, $7,410, and $6,750, respectively, to Messrs. Bonner, Sykes, and Kelly. Messrs. Bonner, Sykes, and Kelly were also reimbursed $5,109, $4,806, and $1,417 for non-deductible medical plan expenditures. Mr. Kelly also received $1,740 in lieu of not having established a 401(K) plan in 1996, $7,615 for unused vacation time, and $24,000 for non-vested stock options related to a previous employer. Mr. Bonner received $15,000 for reimbursable relocation expenses upon his reassignment within the Company. In fiscal 1996, the Company paid $8,050 and $5,403, respectively, to Messrs. Bonner, and Sykes in lieu of not having established a 401(K) Plan. Messrs Bonner and Sykes also were reimbursed $4,869 and $1,456 respectively, for non-deductible medical plan expenditures. Mr. Kelly received $18,341 for reimbursable relocation expenses and $24,000 for non-vested stock options related to a previous employer.
(3)  Mr. Barden became a paid employee of the Company in April 1996.
(4) Mr. Bonner joined the Company as Executive Vice President in December 1995. In April 1997, Mr. Bonner was transferred to Executive Vice President of Special Projects. Mr. Bonner's 1998, 1997 and 1996 contractual bonuses and other payments aggregating $169,500 in 1998, 1997 and 1996 were voluntarily deferred until calendar year 1999, 1998 and 1997, respectively. Mr. Bonner's employment agreement expired in December 1998 and was not renewed.
(5) Mr. Sykes joined the Company as Vice President and COO in December 1995. Mr. Sykes employment agreement expired in December 1998 and was not renewed.

(6) Mr. Kelly joined the Company as Vice President and CFO in April 1996. Mr. Kelly assumed on an interim basis the duties of Messrs. Bonner and Sykes effective October 17, 1998. Effective January 1, 1999 Mr. Kelly is employed as Vice President, Chief Operating and Financial Officer.

Employment Agreements

         Mr. Barden serves as Chairman and President of BDI and will receive annual compensation of $275,000 as an employee of the Company, pursuant to a letter agreement dated as of April 25, 1996.

         Mr. Bonner served as Executive Vice President pursuant to an employment agreement with the Company, effective as of December 4, 1995. Mr. Bonner's employment agreement expired on or about December 4, 1998 and was not renewed. Under the terms of his employment agreement, Mr. Bonner received base compensation of $348,700 per year and housing, car and meal allowances aggregating $19,300 per year. Mr. Bonner also was eligible to receive incentive compensation based on his performance and the performance of the Company. The employment agreement was for a term of three years unless earlier terminated because of Mr. Bonner's death, permanent disability, inability to obtain or maintain the licenses required for the performance of his duties, or "for cause" (as defined therein). The employment agreement also included a non-competition provision which generally provides that during the term of the employment agreement and for 18 months thereafter, Mr. Bonner cannot directly or indirectly recruit or solicit the Company's employees to work for another company or to compete with the Company in specified portions of Illinois and Indiana (the "Non-Competition Provision").

         Mr. Sykes entered into an employment agreement with the Company, effective as of December 4, 1995, pursuant to which he agreed to serve as Vice President and General Manager of Operations for a three year term. Mr. Sykes employment agreement expired on or about December 4, 1998 and was not
renewed.   Mr. Sykes received base compensation of $247,000 per year and also was eligible to receive incentive compensation based upon his performance and the performance of the Company. Mr. Sykes' employment agreement contained terms substantially similar to that of Mr. Bonner's, including the Non-Competition Provision.

         Mr. Kelly serves as Vice President, Chief Operating and Financial Officer pursuant to a two-year employment agreement with the Company, effective as of January 1, 1999. Mr. Kelly's employment agreement replaces a previous two year agreement that had mutually been extended to December 31, 1998. Mr. Kelly effective January 1, 1999 will receive base compensation of $275,000 per year and can also earn annual incentive compensation based upon his performance and the performance of the Company. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $1.1 million and certain other employee benefits. Mr. Kelly is also entitled to additional compensation (as defined in the agreement) upon a change in control. Mr. Kelly's employment agreement contains other terms substantially similar to that of Mr. Bonner's, including a Non-Competition Provision with a duration of 12 months.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 15, 1999, with regard to the beneficial ownership of the membership interests in the Company.

         Name and Address of Beneficial Owner                    % Ownership
         ------------------------------------                    -----------
         Don H. Barden                                             100.0% (1)
         400 Renaissance Center, Suite 2400
         Detroit, Michigan 48243
        _____
         NOTE:
         (1) Includes membership interests in the Company beneficially owned directly by BDI and indirectly by BDI and Barden Management, Inc. ("BMI") through Gary Riverboat Gaming, LLC ("GRG"). Mr. Barden is the beneficial owner of 100% of BDI, BMI and GRG.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note to and Advances from Principal Member

         By December 31, 1995, the Company had been capitalized by its members with $35.0 million of capital contributions, including interest earned thereon. Effective March 31, 1996, $10.8 million of the contributions of BDI was reclassified as indebtedness payable to BDI, evidenced by the Note to Principal Member. The Note to Principal Member is a demand note which bears interest at a rate equal to the applicable short-term federal rate, as set forth in Section 1274(d) of the Internal Revenue Code, adjusted on the first day of each month that the Note to Principal Member is outstanding.

         The net proceeds from the Senior Note Offering that have been designated to repay the Note to Principal Member had been deposited in a completion reserve escrow account for the completion of the Permanent Vessel and Gaming Complex. During January 1998, the proceeds designated to repay the Note were released from the completion reserve escrow account because the funds were not required to complete the Permanent Vessel. During September 1998, $2.0 million of the Note to Principal Member was repaid. The Company does not know whether or when BDI will request repayment of any or all the remaining note balance, which was approximately $8.8 million in at December 31, 1998.

         BDI has also loaned the Company additional amounts required to fund the ongoing costs of completing the Majestic Star Casino and the Gaming Complex pursuant to an additional promissory note. These loans totaled $18,097,299 at their largest principal amount and were repaid with interest at 5% per annum with proceeds from the sale of the Company's Senior Secured Notes in May 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements of the Company. The following financial statements are attached:

Report of Independent Accountants                                         F-1
Balance Sheets as of December 31, 1998 and 1997                           F-2
Statements of Income for the years ended December 31, 1998, 1997,
  and 1996                                                                F-3
Statements of Members' Equity for the years ended December 31, 1998,
  1997, and 1996                                                          F-4
Statements of Cash Flows for the years ended December 31, 1998,
  1997, and 1996                                                          F-5
Notes to the Financial Statements                                         F-6

         Financial Statements of the BHR Joint Venture. The following financial statements are attached:

Report of Independent Accountants                                        F-15
Balance Sheets at December 31, 1998 and 1997                             F-16
Statements of Operations for the years ended December 31, 1998,
  1997, and 1996                                                         F-17
Statements of Members' Capital for the years ended December 31,
  1998, 1997, and 1996                                                   F-18
Statements of Cash Flows for the years ended December 31, 1998,
  1997, and 1996                                                         F-19
Notes to the Financial Statements                                        F-20

2.  Financial Statement Schedule for the years ended December 31, 1998,
1997, and 1996:
         Report of Independent Accountants                               F-22
         Schedule II - Valuation and Qualifying Accounts                 F-23

3.  Exhibits

Exhibit No.  Description
-----------  ----------
3.1 Amended and Restated Articles of Organization of The Majestic Star Casino, LLC (filed as Exhibit 3.1 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

3.2 Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC dated as of March 29, 1996 (filed as Exhibit
             3.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.1 Purchase Agreement, dated as of May 22, 1996, by and between The Majestic Star Casino, LLC and Wasserstein Perella Securities, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.2 Indenture, dated as of May 22, 1996, by and between The Majestic Star Casino, LLC, IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Senior Secured Notes due 2003 with Contingent Interest (the "Senior Notes") and the holder of Senior Exchange Secured Notes due May 15, 2003 with Contingent Interest (the "Senior Exchange Notes")(filed as Exhibit 4.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.3          Form of Senior Note and Senior Exchange Note (included in
             Exhibit 4.2)(filed as Exhibit 4.3 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.4 Security Agreement, dated as of May 22, 1996, from The Majestic Star Casino, LLC, in favor of the holders of Senior Notes and the Senior Exchange Notes(filed as Exhibit 4.4 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.5 Pledge Agreement, dated as of May 22, 1996, from Barden Development, Inc. In favor of the holders of Senior Notes and the Senior Exchange Notes(filed as Exhibit 4.5 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.6 Pledge Agreement, dated as of May 22, 1996, from the Company in favor of the holders of Senior Notes and the Senior Exchange Notes(filed as Exhibit 4.6 to the Company's Registration
             Statement, No. 333-06489, and incorporated herein by reference)

4.7 Trademark Security Agreement, dated as of May 22, 1996, from the Company in favor of the holders of the Senior Notes and the Senior Exchange Notes (filed as Exhibit 4.7 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

4.8 Cash Collateral Agreement, dated as of May 22, 1996, by and among the Company, the Trustee and NBD Bank (filed as Exhibit
             4.8 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.1 * Employment Letter Agreement dated as of April 25, 1996 by and between the Company and Don H. Barden (filed as Exhibit 10.1 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.2 * Employment Letter Agreement effective as of December 4, 1995 by and between the Company, and Thomas C. Bonner (filed as Exhibit
             10.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.3 * Employment Letter Agreement effective as of December 4, 1995 by and between the Company, and Paul W. Sykes (filed as Exhibit
             10.3 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.4 * Employment Letter Agreement effective as of April 22, 1996 by and between the Company and Michael E. Kelly (filed as Exhibit
             10.4 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.5 Berthing Agreement, dated as of April 23, 1996, between the Company and Buffington Harbor Riverboats, LLC (filed as Exhibit
             10.5 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.6 First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC, made as of October 31, 1995, by and between Trump Indiana, Inc. and the Company, as amended to date (filed as Exhibit 10.6 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.7 Charter Agreement, dated August 17, 1995, by and among New Yorker Acquisition Corporation, the Company and President Casinos, Inc., as amended to date (filed as Exhibit 10.7 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.8 Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.9 Harbor Lease Agreement, dated June 29, 1995, by and between Trump Indiana, Inc. and Lehigh Portland Cement Company, as assigned by Trump Indiana, Inc. to Buffington Harbor Riverboats, LLC pursuant to the Assignment Agreement dated as of October 31, 1995, by and between Trump Indiana, Inc. and Buffington Harbor Riverboats, L.L.C. (filed as Exhibit 10.9 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.10 Equipment Financing Agreement dated April 5, 1996 by and between the Company and International Gaming Technology (filed as
             Exhibit 10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.10 Equipment Financing Agreement dated May 5, 1996 by and between the Company and International Gaming Technology (filed as
             Exhibit 10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.11 Master Surety Agreement by and between the Company and United States Fidelity and Guaranty Company (filed as Exhibit 10.11 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.12 Standby Letter of Credit Application and Reimbursement and Security Agreement (filed as Exhibit 10.12 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.13 Promissory Note dated March 31, 1996 from the Company to Barden Development, Inc. (filed as Exhibit 10.13 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference)

10.14 Vessel Construction Contract between Majestic Star and Atlantic Marine, Inc. dated as of September 27, 1996 (filed as Exhibit
             10.14 to the Company's Report on Form 10-Q for the period ended September 30, 1996 is incorporated herein by reference)

10.15 Equipment Financing Agreement dated September 15, 1997 by and between the Company and PDS Financial Corporation (filed as
             Exhibit 10.15 to the Company's Report on Form 10-K for the period ended December 31, 1997)

10.16 Equipment Financing Agreement dated October 27, 1997 by and between the Company and PDS Financial Corporation (filed as
             Exhibit 10.16 to the Company's Report on Form 10-K for the period ended December 31, 1997)

10.17 * Employment Letter Agreement effective as of January 1, 1999 by and between the Company and Michael E. Kelly (filed herewith)

11 Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 1998, 1997 and 1996 (filed herewith)

27           Financial Data Schedule (EDGAR Version Only)(filed herewith)
----------
*   Denotes a management compensation arrangement.

(b)   Reports on Form 8-K

         A Form 8-K was filed on November 5, 1998 to report a change in executive officers.

                                 EXHIBIT INDEX


Exhibit No.  Description
----------   -----------
10.17        Employment Letter Agreement effective as of January 1, 1999 by and between the Company and Michael E. Kelly
11           Computation of Ratio of Earnings to Fixed Charges for the years ended
             December 31, 1998, 1997 and 1996.
27           Financial Data Schedule (EDGAR Version Only).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
The Majestic Star Casino, LLC:

In our opinion, the accompanying balance sheets and the related statements of income, changes in members' equity, and cash flows present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP
    PricewaterhouseCoopers LLP

Chicago, Illinois
February 22, 1999

                       THE MAJESTIC STAR CASINO, LLC
                                BALANCE SHEETS

                                                                            As of December 31,
                                                                          1998              1997
                                                                       ---------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $17,295,401       $8,083,594
  Accounts receivable, less allowance for doubtful accounts
    of $148,608 and $370,000, respectively                                850,086          879,887
  Inventories                                                              41,948           33,717
  Prepaid expenses                                                        984,512          995,887
                                                                          -------          -------
    Total current assets                                               19,171,947        9,993,085
                                                                       ----------       ----------
Property, equipment, and vessel improvements, net                      55,953,220       61,206,890
Other Assets:
  Deferred financing costs, less accumulated amortization
    of $1,544,086 and $947,941, respectively                            2,657,129        3,150,149
  Deferred costs, less accumulated amortization
    of $2,889,062 and $1,802,683, respectively                          2,762,967        3,990,587
  Investment in Buffington Harbor Riverboats, L.L.C.                   40,748,887       43,541,985
  Other assets and deposits                                             3,966,710          974,551
  Restricted cash                                                              --       11,904,716
                                                                       ----------       ----------
    Total other assets                                                 50,135,693       63,561,988
                                                                       ----------       ----------
    Total Assets                                                     $125,260,860     $134,761,963
                                                                      ===========      ===========
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                 $1,945,724       $1,889,427
  Short-term debt                                                              --          100,696
  Accounts payable                                                        428,070        1,519,235
  Other accrued liabilities:
    Payroll and related                                                 1,073,801        1,453,789
    Interest                                                            4,216,422        3,076,512
    Other accrued liabilities                                           3,039,970        2,939,877
  Due to Buffington Harbor Riverboats, L.L.C.                             405,010          719,058
                                                                        ---------        ---------
    Total current liabilities                                          11,108,997       11,698,594

Long-term debt, net of current maturities                             108,390,332      110,828,515
Note to member                                                          8,759,355       10,759,355
Commitments and contingencies                                                  --               --
                                                                      -----------      -----------
    Total long-term liabilities                                       117,149,687      121,587,870
                                                                      -----------      -----------
    Total Liabilities                                                 128,258,684      133,286,464
                                                                      -----------      -----------
Members' Equity:
  Members' contributions                                               24,000,000       24,000,000
  Retained earnings (accumulated deficit)                             (26,997,824)     (22,524,501)
                                                                       ----------       ----------
  Total members' equity                                                (2,997,824)       1,475,499
                                                                        ---------        ---------
  Total Liabilities and Members' Equity                              $125,260,860     $134,761,963
                                                                      ===========      ===========

                 The accompanying notes are an integral part of  these financial statements

                         THE MAJESTIC STAR CASINO, LLC
                             STATEMENTS OF INCOME

                                                            For the Year Ended December 31,
                                                       1998                1997                 1996
                                                       ----                ----                 ----
Revenues:
  Casino                                           $111,480,624         $92,304,580         $52,788,009
  Food and beverage                                   1,643,470           1,559,071             808,567
  Other                                               1,476,549             848,604             636,071
                                                    -----------          ----------           ---------
  Gross Revenues                                    114,600,643          94,712,255          54,232,647
                                                    -----------          ----------          ----------
    less promotional allowances                        (337,410)           (169,306)            (12,088)
                                                     ----------           ---------            --------
  Net Revenues                                      114,263,233          94,542,949          54,220,559

Costs and Expenses:
  Casino                                             18,853,387          16,758,049           9,256,597
  Gaming and admission taxes                         32,722,100          26,956,027          15,537,905
  Food and beverage                                   2,390,282           1,937,290           1,128,868
  Advertising and promotion                          10,155,661          12,708,722           4,563,096
  General and administrative                         24,222,202          22,229,511          12,289,291
  Economic incentive - City of Gary                   3,455,705           2,789,461           1,586,351
  Depreciation and amortization                       7,820,276           7,700,345           5,319,682
  Loss on disposition of assets                         958,425           1,602,815                  --
  Pre-opening costs                                          --           1,253,758           4,586,879
                                                     ----------          ----------          ----------
    Total costs and expenses                        100,578,038          93,935,978          54,268,669
                                                    -----------          ----------          ----------
    Operating income (loss)                          13,685,195             606,971             (48,110)

Other Income (Expense):
  Loss on investment in Buffington
    Harbor Riverboats, L.L.C.                        (3,167,459)         (3,447,944)         (2,439,581)
  Interest income                                       860,240           1,831,187           2,198,929
  Interest expense                                  (15,325,869)        (12,260,715)         (8,246,565)
  Interest expense to affiliate                        (525,430)           (616,691)           (351,277)
                                                     ----------          ----------           ----------
    Total other income (expense)                    (18,158,518)        (14,494,163)         (8,838,494)
                                                     ----------          ----------           ---------
    Net Income (Loss)                               $(4,473,323)       $(13,887,192)        $(8,886,604)
                                                      =========          ==========           =========

                 The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                   STATEMENTS OF CHANGES IN MEMBERS' EQUITY
             For the Years Ended December 31, 1998, 1997, and 1996

                                                               Retained
                                                               Earnings          Total
                                             Capital         (Accumulated       Members'
                                          Contributions         Deficit)         Equity
                                          -------------       -----------       --------
Balance, December 31, 1995                 $34,759,355          $249,295      $35,008,650
Conversion of capital contribution
  to debt                                  (10,759,355)               --      (10,759,355)
Net loss                                            --        (8,886,604)      (8,886,604)
                                            ----------         ---------       ----------
Balance, December 31, 1996                  24,000,000        (8,637,309)      15,362,691
Net loss                                            --       (13,887,192)     (13,887,192)
                                            ----------        ----------       ----------
Balance, December 31, 1997                  24,000,000       (22,524,501)       1,475,499
Net loss                                            --        (4,473,323)      (4,473,323)
                                            ----------        ----------        ---------
Balance, December 31, 1998                 $24,000,000      $(26,997,824)     $(2,997,824)
                                            ==========        ==========        =========


                 The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                           STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended December 31,
                                                                  1998             1997             1996
                                                                  ----             ----             ----
Cash Flows From Operating Activities:
Net loss                                                       $(4,473,323)    $(13,887,192)    $(8,886,604)
Adjustment to reconcile net loss to net cash
  provided by operating activities:
    Depreciation                                                 5,949,639        5,764,612       2,815,104
    Amortization                                                 1,870,637        1,935,733       2,504,578
    Deferred expenses                                                   --               --         234,796
    Loss on investment in Buffington Harbor Riverboats, L.L.C.   3,167,459        3,447,944       2,439,581
    Loss on disposal of chartered vessel improvements              958,425        1,602,815             --
    (Increase) decrease in accounts receivable, net                 29,801         (322,071)       (557,816)
    Increase in inventories                                         (8,231)          (9,066)        (24,651)
    (Increase) decrease in prepaid expenses                         11,375          173,981      (1,169,868)
    (Increase) decrease in other assets                             36,683         (224,128)       (310,722)
    Increase (decrease) in accounts payable                     (1,091,165)         975,081         424,581
    Increase (decrease) in accrued payroll and other expenses     (379,988)         860,297         593,492
    Increase in accrued interest                                 1,139,910          607,814       2,468,698
    Increase (decrease) in other accrued liabilities              (249,589)       1,270,264       2,323,270
                                                                 ---------        ---------       ---------
Net cash provided by operating activities                        6,961,633        2,196,084       2,854,439
                                                                 ---------        ---------       ---------
Cash Flows From Investing Activities:
  Acquisition of property, equipment and vessel improvements    (2,099,921)     (39,641,158)    (20,241,855)
  Sale of slot equipment                                           427,050               --              --
  Sale of telephone equipment                                       16,000               --              --
  Licensing and local initiative expenditures                           --               --      (2,747,000)
  (Increase) decrease in Chartered Vessel deposit                  609,274        1,108,264      (1,717,538)
  Decrease in letter of credit deposit                          (3,600,000)              --              --
  Investment in Buffington Harbor Riverboats, L.L.C.              (374,363)      (2,043,076)    (25,563,415)
  (Increase) decrease in restricted cash                        11,904,716       39,784,138     (51,688,854)
                                                                ----------       ----------      ----------
Net cash (used) provided by investment activities                6,882,756         (791,832)   (101,958,662)
                                                                 ---------          -------     -----------
Cash Flows From Financing Activities
  Proceeds of loan from Member                                          --               --      18,097,299
  Proceeds from issuance of 12.75% Senior Secured Notes                 --               --     105,000,000
  Cash paid to reduce short-term debt                             (100,696)        (108,336)    (18,097,299)
  Cash paid to reduce long-term debt                            (1,954,836)      (2,148,321)     (1,290,860)
  Reduction of notes payable                                      (427,050)              --              --
  Payment of loan to member                                     (2,000,000)              --              --
  Cash paid for financing charges                                 (150,000)              --              --
  Payment of Senior Secured Notes issuance costs                        --               --      (4,115,307)
                                                                 ---------        ---------       ---------
Net cash (used) provided by financing activities                (4,632,582)      (2,256,657)     99,593,833
                                                                ----------        ---------      ----------
Net increase (decrease) in cash and cash equivalents             9,211,807         (852,405)        489,610
Cash and cash equivalents, beginning of period                   8,083,594        8,935,999       8,446,389
                                                                 ---------        ---------       ---------
Cash and cash equivalents, end of period                       $17,295,401       $8,083,594      $8,935,999
                                                                ==========        =========       =========
Interest paid:
  Principal Member                                                $525,429         $616,691        $351,277
  Equipment Debt                                                  $747,060         $577,386        $382,231
  Senior Secured Notes                                         $13,387,500      $13,387,500      $6,433,438

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

             For the Years Ended December 31, 1998, 1997 and 1996

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

2.       Summary of Significant Accounting Policies:

Cash and Cash Equivalents

          The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. At December 31, 1998 and 1997, the Company had bank deposits in excess of federally insured limits by approximately $11,683,000 and $3,076,000, respectively.

Inventories

         Inventories, which consist of food, beverage, and promotional items are recorded at the lower of cost or market, cost being determined principally on a first in, first out basis. The estimated cost of normal operating quantities (base stock) of uniforms has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying balance sheets include $366,710 and $365,281 of base stock inventories at December 31, 1998 and 1997, respectively.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed utilizing the straight line method over the estimated useful lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal are recognized when incurred.

         On October 27, 1997 the Chartered Vessel was replaced with the Permanent Vessel. The Company wrote-off approximately $755,000 and $1,600,000 of assets previously utilized on the Chartered Vessel, in 1998 and 1997, respectively. The Company also wrote off approximately $204,000 of slot machines disposed of in 1998.

Capitalized Interest

         The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money.

         Interest expense capitalized for the construction of the new riverboat casino (the "Permanent Vessel") was $2,530,000, of this amount, $2,317,000 and $213,000 was capitalized during 1997 and 1996, respectively.

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

Restricted Cash

         Cash and investments of approximately $11,905,000 at December 31, 1997 represent amounts designated as a completion reserve in 1997 for the construction of the Permanent Vessel. The funds were invested primarily in securities of the U.S. Government and its agencies, with original maturities less than 180 days and were held in collateral accounts pursuant to disbursement agreements of the Senior Secured Notes.

         At December 31, 1998 no cash and investments were designated for future cash requirements.

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

                              1998         1997         1996
                              ----         ----         ----
                 Food       $292,904     $160,293     $12,088
                 Retail      $44,506       $9,013        $ --

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

Reclassifications

         Certain reclassifications have been made to the prior year balance sheet to conform with the current year presentation.

Prospective Accounting Pronouncements

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current period earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of all hedges will be recognized in current period earnings. The Company does not believe that FAS 133 will have a significant effect on the Company's results of operations or financial position.

         In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up and organization costs. It requires such costs to be expensed as incurred and is effective for the Company's 1999 fiscal year. As a result of adopting SOP 98-5, the Company wrote off the remaining balance of organization costs of $69,000 during the fourth quarter of 1998.

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

         The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of the Company's commitment are as follows: (1) $10 million for off-site development in the City by 1998/1999 with the particular project(s) to be agreed to by the City; and (2) $12 million (all of which has been expended through December 31, 1998, with the exact amount to be agreed upon by the City and the Company) to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or BHR's facilities.

5.       Property and Equipment

         Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                                 Estimated
                                                                  Service
                                                                   Life
                                         1998           1997      (Years)
Vessel                                $43,312,617   $43,409,051     30
Buildings and improvements                 63,407        49,507      5
Furniture, fixtures and equipment      22,683,450    22,691,072      5
                                       ----------    ----------
  Total Property and equipment         66,059,474    66,149,630
Less accumulated depreciation
  and amortization                    (10,106,254)   (4,942,740)
                                       ----------    ----------
  Total Property and equipment, net   $55,953,220   $61,206,890
                                       ==========    ==========

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

The following represents selected financial information of BHR:

BALANCE SHEET
                                      December 31, 1998    December 31, 1997
                                      -----------------    ----------------
Cash and cash equivalents                 $177,685             $129,509
Current assets                           1,947,456            2,246,364
Property, equipment, and construction
  in progress, net                      84,507,760           89,946,185
Other assets                               267,717              509,279
Total assets                           $86,722,933          $92,701,828

Current liabilities                      2,725,170            2,760,693
Total liabilities                        5,225,159            5,617,858

Member's equity
The Majestic Star Casino, LLC           40,748,887           43,541,985
Total members' equity                   81,497,774           87,083,970

STATEMENTS OF INCOME
                                 For the Year Ended December 31,
                                     1998             1997
                                     ----             ----
Gross revenue                    $18,647,686      $19,685,841
Operating income (loss)           (6,352,146)      (6,931,944)
Net income (loss)                 (6,334,926)      (6,913,682)

         Promotional allowances provided to the Company's gaming patrons at BHR facilities totaled approximately $567,000 in 1998 and $646,000 in 1997, and are characterized in the Company's financial statements as an expense of the casino. BHR invoices the Company monthly for these promotional allowances at cost which approximates the retail value of the promotional allowances.

         At December 31, 1998, 1997, and 1996, the Company's income statements reflect approximately $7,668,000, $8,753,000, and $4,314,000 in vessel berthing fee's and promotional allowances payable to BHR of which $7,982,000, $8,860,000, and $3,487,000 was paid in 1998, 1997, and 1996, respectively.

7.  Charter Agreement

         On August 17, 1995, the Company entered into a Charter Agreement ("Agreement") with New Yorker Acquisition Corporation ("Owner") and President Casino, Inc. for the purpose of leasing the Owner's casino gaming vessel together, with all improvements, furniture, fixtures and equipment.

         The Agreement became effective on May 3, 1996 and expired on May 10, 1998. The terms of the Agreement, required the Company to pay the Owner $125,000 plus 5% use tax monthly for the first 24 months. The Company was also required to pay the cost of any repairs which are necessary to bring the Chartered Vessel into the condition required on redelivery under the lease agreement. As required by the Agreement, the Company in 1995 placed a security deposit in escrow with a financial institution. The amount in escrow including accrued interest was approximately $609,000 and $1,700,000 as of December 31, 1997 and 1996, respectively. The security deposit was refundable pursuant to the terms of the escrow agreement.

         On March 30, 1998, the Company executed an amendment to the August 17, 1995 Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as-is, where-is" at Erie, Pennsylvania from the Company. The Company agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. The Company during the year ended December 31, 1998 wrote-off assets previously utilized on the Chartered Vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation have been fully satisfied and the parties have no further obligations under the original charter agreement. The total amount of expenses associated with the lease and subsequent termination of the charter vessel lease agreement included in the Company's Statements of Income was approximately $755,000, $1,537,000 and $879,000 for 1998, 1997
and 1996, respectively.

8.  Long-Term Debt

          Long-term debt at December 31, 1998 and 1997 is as follows:

                                                                 1998                 1997
                                                                 ----                 ----
Senior secured notes payable; collateralized by a first
priority lien on substantially all of the assets of the
Company, due in semi-annual installments of interest at
12.75% together with contingent interest payable on May
15 and November 15; with a final payment of principal
and interest due on May 15, 2003. (See Note 10).              $105,000,000         $105,000,000

Contracts payable including related use taxes; collateralized by gaming equipment; due in aggregate monthly installments
(principal and interest) of approximately $220,000, with
varying maturity dates through September 2001. (1)               5,336,056            7,717,942
                                                               -----------          -----------
Total long-term debt                                           110,336,056          112,717,942
Less current portion (1)                                        (1,945,724)          (1,889,427)
                                                               -----------          -----------
Long-term portion                                             $108,390,332         $110,828,515
                                                               ===========          ===========

The scheduled maturities of long-term debt are as follows:

           Year Ending December 31,         Maturities
           ------------------------         ----------
                    1999                    $1,945,724
                    2000                     2,412,618
                    2001                       977,714
                    2002                            --
                    Thereafter             105,000,000
                                           -----------
           Total                          $110,336,056
                                           ===========

(1) At December 31, 1998 long term and current portion of equipment debt includes accrued use taxes payable of approximately $110,083 and approximately $65,408, respectively. At December 31, 1997, deferred long term and current portion of equipment debt includes accrued use taxes payable of approximately $175,492 and approximately $65,408, respectively.


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

         The Senior Secured Notes bear interest at a fixed rate of 12.75% per annum payable May 15 and November 15 each year, commencing November 15, 1996. Contingent interest is payable on the Senior Secured Notes, on each such interest payment date, in an aggregate amount equal to 5.0% of the Company's Consolidated Cash Flow, as defined in the Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated May 22, 1996 (the "Indenture"), for the six month period ending on March 31 or September 30 (each, a "Semiannual Period") most recently completed prior to such interest payment date, based on maximum of $60.0 million of the Company's Consolidated Cash Flow during any two consecutive Semiannual Periods; provided that no contingent interest shall be payable with respect to any period prior to the first day of the operation of the Majestic Star Casino, as defined in the Indenture. Deferral of contingent interest is allowed under the Indenture if adjusted fixed charge coverage ratio for the four consecutive quarters is less than 2.0 to 1 after giving effect to the assumed payment of the contingent interest. The Company, at its option, deferred payment of contingent interest. At December 31, 1998 and 1997, accrued contingent interest payable was approximately $2,444,000 and $1,253,000, respectively.

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

         The Senior Secured Notes mature on May 15, 2003. The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

         The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions withaffiliates,
(iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

Equipment Financing

         At December 31, 1998 and 1997, approximately $5.2 million and $7.5 million, respectively, of equipment financing, excluding accrued use taxes of approximately $175,000 and $241,000, was outstanding of which $1.9 million represents current maturities of long-term debt. At December 31, 1998, $2.6 million of this debt carries an interest rate of 11.5%, $2.0 million carries an interest rate of 10.75%, and $607,000 carries an interest rate of 10.93%. The debt is collateralized by certain gaming equipment and the remaining balance will be repaid in varying monthly principal and interest payments of approximately $220,000.

9.  Note to Member

         At December 31, 1998 and 1997, approximately $8.8 million and $10.8 million was owed to a member of the Company. This note carries a floating interest rate equal to the applicable federal short term note, as set forth in Section 1274(d) of the Internal Revenue Code of 1986 (4.2%, 5.5% and
5.6%, at December 31, 1998, 1997 and 1996, respectively) and could not be repaid, under the Indenture, until the completion of the Permanent Vessel in October 1997. This note resulted from the conversion of members' contributions into debt on March 31, 1996. During January 1998, the proceeds from the Senior Secured Notes reserved to repay the note were reclassified from restricted cash to operating cash as the funds held in escrow were not required to complete the Permanent Vessel. During September 1998, $2.0 million was repaid to a member of the Company, BDI. The note is a demand note and there is no guaranty that the note due to BDI will be repaid in 1999.

10.  Profit Sharing Plan

         The Company contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan
is available to all employees with at least one year of service.   The
Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $272,000 and $288,000 during 1998 and 1997, respectively.

11.  Commitments and Contingencies

Letter of Credit/Surety Bond

         In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the Commission. The Bond's primary purpose is to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company. The letter of credit was renewed in both 1997 and 1998. The beneficial owner of the Company (the "Owner") guaranteed the Company's obligations to the bonding company under the Bond and to the bank under the $3.5 million letter of credit. During May 1998, the Company replaced the Owner's financial guarantee by depositing $3.6 million with the bank to guarantee the letter of credit to benefit the bonding company. If the Owner is required to make payments to the bonding company as a result of the guaranty, the Company will be obligated to reimburse the Owner for any such payments.

12.  Commitments and Contingencies (Continued)

Legal Proceedings

         On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. The tax is payable in semiannual installments due in May and November 1998. Both semiannual installments totaling approximately $560,000 in the aggregate have been paid. The amount paid was based upon an estimate provided to the Company by legal counsel.

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

Harbor Lease

         Under a lease agreement assumed by BHR, from the Joint Venture Partner with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Joint Venture Partner and the Company. The lease places certain restrictions on the use of the harbor by the joint venture partners, requires the reimbursement of certain costs which may be incurred by Lehigh Cement and requires BHR to pursue permitting of and building of a new harbor. The lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting of and then building of a new harbor, the lease will extend beyond December 29, 1997 until the earlier of December 31, 2005 or the completion of a new harbor. The BHR Joint Venture is required to pay $125,000 per month beginning January 1998. A new harbor may require new guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Indiana Gaming Regulations

         The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Buffington Harbor Riverboats, L.L.C.:

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 1998 and 1997, and the related statements of operations, members' capital and cash flows for the years December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.


/S/ ARTHUR ANDERSEN LLP
    Arther Andersen LLP

Rossland, New Jersey
January 29, 1999

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                                BALANCE SHEETS

                                                     December 31,
                                             1998                    1997
                                             ----                    ----
ASSETS
CURRENT ASSETS:
  Cash                                     $177,685                $129,509
  Trade receivables                          67,730                  11,119
  Due from members' (Note 2)              1,361,375               1,666,509
  Inventory                                 261,750                 339,066
  Prepaid expenses and other
    current assets                           78,916                 100,161
                                          ---------               ---------
    Total current assets                  1,947,456               2,246,364

PROPERTY, PLANT AND EQUIPMENT, NET
  (Notes 2 and 3)                        84,507,760              89,946,185

OTHER ASSETS                                267,717                 509,279
                                         ----------              ----------
Total assets                            $86,722,933             $92,701,828
                                         ==========              ==========
LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                       $1,263,411              $2,095,812
  Accrued expense                         1,461,759                 664,881
                                          ---------               ---------
    Total current liabilities             2,725,170               2,760,693
DEFERRED RENT (Note 4)                    2,499,989               2,857,165
COMMITMENTS AND CONTINGENCIES (Note 4)           --                      --
MEMBERS' CAPITAL                         81,497,774              87,083,970
                                         ----------              ----------
Total liabilities and member's capital  $86,722,933             $92,701,828
                                         ==========              ==========

The accompanying notes to financial statements are an integral part of these financial statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                           STATEMENTS OF OPERATIONS

                                           For the Years Ended December 31,
                                           1998          1997          1996
                                           ----          ----          ----
REVENUES
  Food and beverage                     $4,076,256    $5,541,672    $3,576,492
  Other (Note 2)                        14,571,430    14,144,169     9,187,968
                                        ----------    ----------    ----------
    Net revenues                        18,647,686    19,685,841    12,764,460
                                        ----------    ----------    ----------
COSTS AND EXPENSES
  Food and beverage                      3,532,120     4,553,964     2,894,437
  General and administrative            15,331,318    15,776,782     9,768,871
  Depreciation                           5,945,672     5,821,765     3,039,708
  Other                                    190,722       465,274       328,046
  Preopening expenses                           --            --     1,871,590
                                        ----------    ----------    ----------
    Total costs and expenses            24,999,832    26,617,785    17,902,652
                                        ----------    ----------    ----------
    Loss from operations                (6,352,146)   (6,931,944)   (5,138,192)
INTEREST INCOME, net                        17,220        18,262       203,047
                                        ----------     ---------     ---------
    Net loss                           $(6,334,926)  $(6,913,682)  $(4,935,145)
                                        ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of these financial statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                        STATEMENTS OF MEMBERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                            Retained
                                                            Member          Earnings
                                                            Contributions   (Deficit)     Total
Balance, December 31, 1995                                  $43,646,036       $73,781     $43,719,817

Capital contribution made by Trump Indiana, Inc.             25,563,415         --         25,563,415
Capital contribution made by The Majestic Star Casino, LLC   25,563,415         --         25,563,415
Net loss                                                           --      (4,935,145)     (4,935,145)
                                                             ----------     ---------      ----------
Balance, December 31, 1996                                   94,772,866    (4,861,364)     89,911,502

Capital contribution made by Trump Indiana, Inc.              2,043,075         --          2,043,075
Capital contribution made by The Majestic Star Casino, LLC    2,043,075         --          2,043,075
Net loss                                                           --      (6,913,682)     (6,913,682)
                                                             ----------     ---------       ---------
Balance, December 31, 1997                                   98,859,016   (11,775,046)     87,083,970

Capital contribution made by Trump Indiana, Inc.                374,365         --            374,365
Capital contribution made by The Majestic Star Casino, LLC      374,365         --            374,365
Net loss                                                           --      (6,334,926)     (6,334,926)
                                                             ----------    ----------      ----------
Balance, December 31, 1998                                  $99,607,746  $(18,109,972)    $81,497,774
                                                             ==========    ==========      ==========


     The accompanying notes to financial statements are an integral part of these financial statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998          1997          1996
                                                                ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(6,334,926)  $(6,913,682)  $(4,935,145)
Adjustment to reconcile net loss to net cash flows
  provided by (used in) operating activities
    Depreciation                                              5,945,672     5,821,765     3,039,708
    Deferred rent                                              (357,176)    1,142,856     1,714,309
    Deferred income                                                  --      (400,000)      400,000
    Changes in operating assets and liabilities                      --            --            --
    Decrease (increase) in accounts receivable                  (56,611)        4,145       (15,264)
    Decrease (increase) in due from members                     305,134       261,881    (1,928,390)
    Decrease (increase) in inventory                             77,316        14,900      (353,966)
    Increase in prepaid expenses and other current assets        21,245        (8,599)      (91,562)
    Increase in other assets                                    241,562      (253,898)     (255,381)
    Increase (decrease) in accounts payable                    (832,401)    1,014,495    (1,859,328)
    Increase in accrued expenses                                796,878       204,739       460,142
                                                              ---------     ---------     ---------
Net cash flows provided by (used in) operating activities      (193,307)      888,602    (3,824,877)
                                                              ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net              (507,247)   (4,913,623)  (61,290,442)
                                                               --------     ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital                                           748,730     4,086,150    51,126,830
                                                                -------     ---------    ----------
    Net increase (decrease) in cash                              48,176        61,129   (13,988,489)
CASH BEGINNING OF PERIOD                                        129,509        68,380    14,056,869
                                                                -------       -------    ----------
CASH END OF PERIOD                                             $177,685      $129,509       $68,380
                                                                =======       =======        ======

The accompanying notes to financial statements are an integral part of these financial statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                         NOTES TO FINANCIAL STATEMENTS
                     For the Year Ended December 31, 1998

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3.  PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is comprised of the following:
       F-21                                     1998          1997
                                                ----          ----
Land and land improvements                   $35,353,824   $35,091,770
Building and building improvements            40,224,143    40,199,358
Harbor improvements                           17,076,591    16,921,393
Furniture, fixtures and equipment              6,660,348     6,595,138
                                              ----------    ----------
                                              99,314,906    98,807,659
Less: Accumulated depreciation               (14,807,146)   (8,861,474)
                                              ----------    ----------
Total property, plant and equipment, net     $84,507,760   $89,946,185
                                              ==========    ==========

4.       COMMITMENTS AND CONTINGENCIES:

Indiana Gaming Regulations

         The ownership and operation of riverboat gaming operations in Indiana are subject to state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana and Barden.

Leases

Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property, which is integral to the gaming operations of Trump Indiana and Barden. The lease places certain restrictions on the use of the harbor by riverboats of Barden and Trump Indiana, requires the reimbursement of certain costs which may be incurred by Lehigh Cement, and requires BHR to pursue the permitting and construction of a new harbor. The lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting and construction of a new harbor, the lease will extend beyond December 29, 1997 until the earlier of December 31, 2005 or the completion of a new harbor. Subsequent to the original 30-month term and beginning January, 1998 BHR is required to make payments of $125,000 per month for the remainder of the lease term. As of December 31, 1998 and 1997, BHR has recorded deferred rent expense of $2,499,989 and $2,857,165, respectively. The level of expenditures necessary to construct a new harbor cannot be accurately estimated at this time. BHR also has office equipment and vehicle leases. Rental expense for noncancellable operating leases was $1,481,194 and $1,502,239 for 1998 and 1997, respectively.

         Minimum rental commitments under noncancelable operating leases are as follows:
                 Years ended December 31-
                         1999                  $1,813,942
                         2000                   1,804,476
                         2001                   1,662,646
                         2002                   1,500,000
                         2003                   1,500,000
                         Thereafter             3,000,000
                                                ---------
                                              $11,281,604
                                               ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
The Majestic Star Casino, LLC:

Our report on the financial statements of The Majestic Star Casino, LLC (the "Company") is included in Part IV, Item 14 to this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Part IV of Form 10-K, Item 14(a)2 as of and for the years ended December 31, 1998, 1997, and 1996.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/S/ PRICEWATERHOUSECOOPERS LLP
    PricewaterhouseCoopers LLP

Chicago, Illinois
February 19, 1999

SCHEDULE II

                         THE MAJESTIC STAR CASINO, LLC
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                      Balance at  Charged to                            Balance at
                      beginning   costs and   Cash                      end
Description           of year     expenses    Recoveries   Deductions   of  year
------------------------------------------------------------------------------------
Allowance for
doubtful accounts:

Year ended December
31, 1996              $     --    $190,000    $    --      $    --      $190,000

Year ended December
31, 1997              $190,000    $180,000    $    --      $    --      $370,000

Year ended December
31, 1998              $370,000    $221,392    $    --      $    --      $148,608


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

THE MAJESTIC STAR CASINO, LLC

By: Barden Development Inc., Manager

By: /S/ DON H.  BARDEN
        Don H. Barden, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature              Title                                  Date

/S/ DON H. BARDEN      President and Chief Executive Officer  March 29, 1999
    Don H. Barden      of the Manager and the Company
                       (Principal Executive Officer)

/S/ MICHAEL E. KELLY   Vice President,Chief Operating and     March 29, 1999

    Michael E. Kelly   Financial Officer
                       (Principal Financial and Accounting
                       Officer of the Company)