Form 10-Q
period 1999-03-31
MAJESTIC STAR CASINO LLC
filed 1999-05-05
CIK 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March  31, 1999

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

Yes      X          No
      ------            ------

Shares outstanding of each of the registrant's classes of common stock as of March 31, 1999:

Class                             Number of shares
-----                             ----------------
Not applicable                    Not applicable

                         THE MAJESTIC STAR CASINO, LLC

                                     Index
                                                                   Page No.
                                                                   --------
Part I           FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets, as of March 31, 1999 (Unaudited)
                         and December 31, 1998

                 Statements of Income (Unaudited) for the three months
                         ended March 31, 1999 and 1998

                 Statements of Cash Flows (Unaudited) for the three months
                         ended March 31, 1999 and 1998

                 Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II          OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                       THE MAJESTIC STAR CASINO, LLC

                                Balance Sheets
                                                  March 31,     December 31,
                                                   1999            1998
                                                (Unaudited)
----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 24,107,999    $ 17,295,401
  Accounts receivable, less allowance for
    doubtful accounts of $65,859 and $148,608,
    respectively                                    697,497         850,086
  Inventories                                        37,385          41,948
  Prepaid expenses                                  718,860         984,512
                                               ------------    ------------
      Total current assets                       25,561,741      19,171,947
                                               ------------    ------------
Property, equipment, and vessel improvements,
  net                                            55,355,947      55,953,220

Other Assets:
  Deferred financing costs, less accumulated
    amortization of $1,697,382 and $1,544,086,
    respectively                                  2,503,833       2,657,129
  Deferred costs, less accumulated amortization
    of $3,165,362 and $2,899,062, respectively    2,486,667       2,762,967
  Investment in Buffington Harbor Riverboats,
    L.L.C.                                       40,012,198      40,748,887
  Other assets and deposits                       3,966,710       3,966,710
                                               ------------    ------------
        Total other assets                       48,969,408      50,135,693
                                               ------------    ------------
        Total Assets                           $129,887,096    $125,260,860
                                               ============    ============
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt         $  2,211,069    $  1,945,724
  Accounts payable                                  587,223         428,070
  Other accrued liabilities:
    Payroll and related                             813,396       1,073,801
    Interest                                      7,849,140       4,216,422
    Other accrued liabilities                     4,103,110       3,039,970
    Due to Buffington Harbor Riverboats,
      L.L.C.                                        440,787         405,010
                                               ------------    ------------
        Total current liabilities                16,004,725      11,108,997

Long-term debt, net of current maturities       107,649,839     108,390,332
Note to member                                    8,759,355       8,759,355
Commitments and contingencies                            --              --
                                               ------------    ------------
        Total long-term liabilities             116,409,194     117,149,687
                                               ------------    ------------

        Total Liabilities                       132,413,919     128,258,684
                                               ------------    ------------
Members' Equity:
  Members' contributions                         24,000,000      24,000,000
  Retained earnings (Accumulated deficit)       (26,526,823)    (26,997,824)
                                               ------------    ------------
        Total members' equity                    (2,526,823)     (2,997,824)
                                               ------------    ------------

        Total Liabilities and Members' Equity  $129,887,096    $125,260,860
                                               ============    ============

  The accompanying notes are an integral part of these financial statements.



                         THE MAJESTIC STAR CASINO, LLC

                             Statements of Income
                                  (Unaudited)

                                          Three Months        Three Months
                                         Ended March 31,     Ended March 31,
                                              1999                1998
----------------------------------------------------------------------------
Revenues:
  Casino                                  $ 28,886,072        $ 27,583,884
  Food and beverage                            467,901             466,516
  Other                                        219,403             563,540
                                          ------------        ------------

        Gross revenues                      29,573,376          28,613,940
                                          ------------        ------------

        less promotional allowances            (62,348)           (132,262)

        Net revenues                        29,511,028          28,481,678

Costs and Expenses:
  Casino                                     5,158,220           4,879,020
  Gaming and admission taxes                 8,147,090           8,130,253
  Food and beverage                            620,469             597,919
  Advertising and promotion                  1,508,096           2,912,010
  General and administrative                 6,183,100           6,526,337
  Economic incentive - City of Gary            893,571             852,276
  Depreciation and amortization              1,942,720           1,930,691
  Loss on disposition of assets                     --             734,992
                                          ------------        ------------
        Total costs and expenses            24,453,266          26,563,498
                                          ------------        ------------

        Operating income                     5,057,762           1,918,180
                                          ------------        ------------
Other Income (Expense):
  Loss on investment in Buffington
        Harbor Riverboats, L.L.C.             (804,014)           (926,548)
  Interest income                              194,325             223,007
  Interest expense                          (3,877,872)         (3,819,460)
  Interest expense to affiliate                (99,200)           (145,521)
                                          ------------        ------------
        Total other income (expense)        (4,586,761)         (4,668,522)
                                          ------------        ------------

        Net Income (Loss)                 $    471,001        $ (2,750,342)
                                          ============        ============


  The accompanying notes are an integral part of these financial statements.

                                        The Majestic Star Casino, LLC

                                          Statements of Cash Flows
                                                 (Unaudited)

                                                             For the three months      For the three months
                                                              Ended March 31, 1999      Ended March 31, 1998
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net Income (loss)                                             $  471,001                 $(2,750,342)
  Adjustment to reconcile net income (loss)
      to net cash provided by operating activities:
  Depreciation                                                   1,513,124                   1,492,775
  Amortization                                                     429,596                     437,916
  Loss on investment in Buffington Harbor Riverboats, L.L.C.       804,014                     926,548
  Loss on disposal of chartered vessel improvements                     --                     734,992
  (Increase) decrease in accounts receivable, net                  152,589                    (152,968)
  Decrease in inventories                                            4,563                      11,903
  (Increase) decrease in prepaid expenses                          265,652                    (200,685)
  Increase in other assets                                              --                      (5,621)
  Increase (decrease) in accounts payable                          159,153                    (664,229)
  Decrease in accrued payroll and other expenses                  (260,405)                   (439,494)
  Increase in accrued interest                                   3,632,718                   3,607,388
  Increase (decrease) in other accrued liabilities               1,098,917                     (28,782)
                                                               -----------                 -----------
      Net cash provided by operating activities                 8,270,922                   2,969,401
                                                               -----------                 -----------

Cash Flows From Investing Activities
  Acquisition of property, equipment and vessel improvements      (556,490)                   (228,298)
  Decrease in Chartered Vessel deposit                                  --                     609,274
  Investment in Buffington Harbor Riverboats, L.L.C.               (67,325)                   (177,126)
  Construction-in-progress                                        (359,361)                         --
  Decrease in restricted cash                                           --                  11,904,716
                                                               -----------                 -----------
      Net cash provided (used) by investment activities           (983,176)                 12,108,566
                                                               -----------                 -----------

Cash Flows From Financing Activities
  Cash paid to reduce short-term debt                                   --                     (39,765)
  Cash paid to reduce long-term debt                              (475,148)                   (469,236)
                                                               -----------                 -----------
      Net cash used by financing activities                       (475,148)                   (509,001)
                                                               -----------                 -----------

Net increase in cash and cash equivalents                        6,812,598                  14,568,966

Cash and cash equivalents, beginning of period                  17,295,401                   8,083,594
                                                               -----------                 -----------

Cash and cash equivalents, end of period                       $24,107,999                 $22,652,560
                                                               ===========                 ===========


Interest paid:
  Principal Member                                             $    99,200                 $   145,521
  Equipment Debt                                               $   146,100                 $   207,140








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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The following represents selected financial information of BHR:

Buffington Harbor Riverboats, L.L.C.
Statements of Income
(Unaudited)

                                       Three Months        Three Months
                                  Ended March 31, 1999  Ended March 31, 1998

Gross Revenue                         $ 4,599,333            $ 4,815,103
Operating Loss                        $   111,704            $   374,783
Net Loss                              $ 1,608,024            $ 1,853,131

                         THE MAJESTIC STAR CASINO, LLC
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 3   Commitments and Contingencies:

Legal Proceedings

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. The tax is payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, the case is in the discovery phase and it is too early to predict the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

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

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel which is owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,424 slot machines and 61 table games on three decks. The Permanent Vessel has an atrium, escalators and elevators. The Company to date has expended approximately $52.6 million, excluding capitalized interest, on the Permanent Vessel.

On March 30, 1998, the Company executed an amendment to the August 17, 1995 charter agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as is where is" at Erie, Pennsylvania, from the Company, the lessee. The Company also agreed to release a $500,000 escrow account with accrued interest thereon, free and clear of any claims thereon to New Yorker Acquisition Corporation in lieu of restoring the Chartered Vessel back to its original condition. As of March 1, 1998, all obligations of New Yorker Acquisition Corporation and the Company were fully satisfied and the parties have no further obligations under the original charter agreement. The Company during the three months ended March 31, 1998, and the three months ended June 30, 1998, wrote-off assets previously utilized and left on board the Chartered Vessel that had a net book value of approximately $735,000 and $20,000, respectively.

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the Indiana Gaming Commission advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due to winter weather conditions during the first quarter of 1999, 1998, and 1997, the Company conducted virtually all of its gaming operations with the Permanent Vessel or the Chartered Vessel, respectively docked. The Company anticipates resuming a regular cruising schedule during the second quarter of 1999.

The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has undertaken a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The Company has contacted these vendors to determine whether their systems are year 2000 compliant, and, if not, establish timelines as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. As of March 31, 1999 approximately 65% of the computer programs utilized in the Company's operations have been upgraded, and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs estimated to be approximately $300,000 to $400,000 associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results expected during the period May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Results of Operations

Due to winter weather conditions the Company did not operate all or part of two days during the quarter ended March 31, 1999 and for three days during the quarter ended March 31, 1998. The discussions of results of operations contained herein provides a comparison of the three month period ended March 31, 1999, with the three month period ended March 31, 1998. Gross revenues were approximately $29.6 million and $28.6 million during the three months ended March 31, 1999, and 1998, respectively.

The following table sets forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.




Statements of Income -- Summary Information


                                Three Months Ended        Three Months Ended
                                  March 31, 1999            March 31, 1998
                                ------------------        ------------------

Gross Revenues (1)                  $29,573,000               $28,614,000

Operating Income (2) (3)            $ 5,058,000               $ 1,918,000

EBITDA (4)                          $ 7,000,000               $ 5,336,000

Statements of Income - - Percentage of Gross Revenues
-----------------------------------------------------

                              For the Three Months      For the Three Months
                              Ended March 31, 1999      Ended March 31, 1998
                              --------------------      --------------------
Revenues:
--------
Casino                                 97.7%                     96.4%
Food and beverage                       1.6%                      1.6%
Other (1)                               0.7%                      2.0%
  Gross Revenues                      100.0%                    100.0%
  less promotional allowances          (0.2)%                    (0.5)%
  Net Revenues                         99.8%                     99.5%
Costs and Expenses:
------------------
  Casino                               17.5%                     17.0%
  Gaming and admission taxes           27.5%                     28.4%
  Food and beverage                     2.1%                      2.1%
  Advertising and promotion             5.1%                     10.2%
  General and administrative (2)       20.9%                     22.8%
  Economic incentive-City of Gary       3.0%                      3.0%
  Depreciation and amortization         6.6%                      6.7%
  Loss on disposition of assets (3)       --                      2.6%
                                      ------                    ------
        Total                          82.7%                     92.8%
Operating Income (Loss):               17.1%                      6.7%
-----------------------
Other Income (Expense):
----------------------
  Loss on investment in BHR            (2.7)%                    (3.2)%
  Interest income                       0.6%                      0.8%
  Interest expense                    (13.1)%                   (13.4)%
  Interest expense to affiliate        (0.3)%                    (0.5)%
    Total                             (15.5)%                   (16.3)%
                                      -------                   -------
Net Income (Loss):                       1.6%                    (9.6)%
-----------------                     -------                   -------
      EBITDA:  (4)                      23.7%                     18.6%
      ------                          -------                   -------

NOTES:
-----
1. Includes a lump sum payment in March 1998, of approximately $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
2. Includes approximately $752,000 during the three months ended March 31, 1998, in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1, 1998.
3. Includes a loss on disposal during the three months ended March 1998, of approximately $735,000 for assets previously used on the Chartered Vessel.
4. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include payments associated with, and termination of, the Chartered Vessel lease) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended March 31, 1999 and 1998

Gross revenues for the first quarter ended March 31, 1999, amounted to approximately $29,573,000, an increase of approximately $959,000 or 3.4% from gross revenues recorded in the first quarter ended March 31, 1998. The increase was attributable to the increased capacity associated with the Permanent Vessel combined with an aggressive marketing strategy designed to increase the total number of passengers. Gross revenues during the first quarter ended March 31, 1998, includes a lump sum payment of approximately $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility. Also, due to severe winter weather conditions during the first ten days of January 1999, combined with the fact the Company did not operate all or part of two days during this period is estimated that revenues were down approximately $1.5 to $2.0 million.

Casino revenues during the three months ended March 31, 1999, totaled approximately $28,886,000, of which slot machines accounted for approximately $22,145,000 (76.7%) and table games accounted for
approximately $6,741,000 (23.3%).   The average number of slot machines in
operation decreased to 1,463 during the three months ended March 31, 1999, from 1,532 during the three months ended March 31, 1998. The average win per slot machine per day increased to approximately $172 for the three months ended March 31, 1999, from approximately $153 during the three months ended March 31, 1998. The average number of table games in operation during the three months ended March 31, 1999, and 1998, was 61. The average win per table game per day during the three months ended March 31,1999, declined to approximately $1,211 compared to approximately $1,277 during the three months ended March 31, 1998. The average daily win per state passenger count was $37 and the average daily win per patron was $67 during the three months ended March 31, 1999, compared to an average daily win per state passenger count of $32 and an average daily win per patron of $56 for the three months ended March 31, 1998. During the three months ended March 31, 1998, the Company operated 8 poker tables. The Poker Room was closed in mid-March 1999 in order to convert this area to a VIP Lounge.

Food and beverage revenues for the three months ended March 31, 1999, totaled approximately $468,000 or 1.6% of gross revenues, compared to approximately $467,000 or 1.6% of gross revenues for the three months ended March 31, 1998. Other revenue totaling approximately $219,000, or 0.7% of gross revenues, consisted primarily of commission income during the three months ended March 31, 1999 compared to approximately $564,000 during the three months ended March 31, 1998. Other revenue during the three months ended March 31, 1998 included a lump sum payment of $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility, and commission income of approximately $250,000.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended March 31, 1999, and 1998, were approximately $62,000 and $132,000, respectively. The decrease in promotional allowances on board the vessel was partially offset by increased complementaries provided at BHR operated facilities. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended March 31, 1999, and 1998, totaled approximately $182,000 and $133,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended March 31, 1999, totaled approximately $5,158,000, or 17.4% of gross revenues and 17.9% of casino revenues, respectively, compared to approximately $4,879,000, or 17.1% of gross revenues and 17.7% of casino revenues, respectively, for the three months ended March 31, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $279,000 or 5.7% in casino operating expenses is primarily attributed to an increase of approximately $235,000 for gaming equipment rental.

Gaming and admissions taxes totaled approximately $8,147,000 for the three months ended March 31, 1999, compared to approximately $8,130,000 for the three months ended March 31, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $894,000 was paid during the three months ended March 31, 1999, compared to approximately $852,000 in the three months ended March 31, 1998, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended March 31, 1999, totaled approximately $1,508,000, or 5.1% of gross revenues, compared to approximately $2,912,000, or 10.2% of gross revenues during the three months ended March 31, 1998. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $1,404,000 or 48.2% decrease in advertising and promotion expenses as a percentage of gross revenues during the three months ended March 31, 1999, was primarily the result of the Company redirecting its marketing dollars to target or direct marketing from mass marketing and also significantly reducing the amount of chartered bus passengers.

General and administrative expenses for the three months ended March 31, 1999, were approximately $6,183,000, or 20.9% of gross revenues, compared to $6,526,000, or 22.8% of gross revenues, during the three months ended March 31, 1998. These expenses included approximately $1,656,000 for berthing fees paid to BHR, $1,337,000 for marine operations and $524,000 for security and surveillance operations during the first quarter of 1999. The $343,000 or 5.3% decrease in these expenses is primarily attributed to a decrease of $752,000 in marine operations as a result of the termination of the chartered vessel lease on March 1, 1998, a decrease of $195,000 in berthing fees offset by an increase of approximately $600,000 in general and administrative expenses, including approximately $310,000 in various property, and sales and use taxes.

Depreciation and amortization for the first quarter ended March 31, 1999, was approximately $1,943,000, or 6.6% of gross revenues, compared to approximately $1,931,000, or 6.7% of gross revenues, during the three months ended March 31, 1998.

Operating income for the three months ended March 31, 1999, was approximately $5,058,000, or 17.1% of gross revenues, compared to an operating income for the three months ended March 31, 1998 of $1,918,000, or 6.7% of gross revenues. During the three months ended March 31, 1998, the Company wrote-off assets used on the Chartered Vessel with a net book value of approximately $735,000. The increase in operating income is principally attributable to the increase of the average daily win per patron to $67 during the three months ended March 31, 1999 from $56 during the three months ended March 31, 1998, combined with a 5.1% decrease in marketing expenses.

Net interest expense for the three months ended March 31, 1999, was $3,783,000, or approximately 12.8% of gross revenues, compared to $3,742,000, or approximately 13.1% for the same period last year. As of March 31, 1999, and 1998, the Company had accrued contingent interest to date of approximately $2,829,000 and $1,518,000, respectively. No contingent interest was paid during the three months ended March 31, 1999, or 1998.

The Company's loss relating to its investment in BHR for the three months ended March 31, 1999, was approximately $804,000. The loss represents the Company's 50% share of BHR's non-cash net loss.

As a result of the foregoing, the Company experienced net income of approximately $471,000 compared to a net loss of approximately $2,750,000 during the three months ended March 31, 1999, and 1998, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA during the three months ended March 31, 1999 was approximately $7,000,000 or 23.7% of gross revenues, compared to EBITDA (excluding loss on disposal of assets in 1998 of $735,000 and Chartered Vessel lease and termination payments of approximately $752,000 in 1998) of approximately $5,336,000, or 18.6% of gross revenues, for the three months ended March 31, 1998. The $1,664,000 or 31.2% increase in EBITDA during the first quarter ended March 31, 1999 compared to first quarter ended March 31, 1998, is primarily the result of an aggressive marketing strategy and strong operating margins.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash and cash equivalents of
approximately $24.1 million.   During the three months ended March 31, 1999,
the Company expended approximately $556,000 for property and equipment primarily associated with the Permanent Vessel for the construction of two lounge facilities of which one is to be located on the vessel. The lounge on the vessel is located in the former Poker Room and is anticipated to open late second quarter 1999. The second lounge is located adjacent to the boarding area. The Company also contributed approximately $67,000 from working capital to BHR for general enhancements during this period.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the three months ended March 31, 1999, net cash provided from operations totaled approximately $8.3 million. The consolidated cash flow as defined in the Indenture governing the Company's Senior Secured Notes was approximately $7.2 million in the three months ended March 31, 1999. The consolidated cash flow in the second semiannual period (October through March) was approximately $14.4 million.

As of March 31, 1999, loans included: (i) $105 million principal amount of 12.75% Senior Secured Notes due 2003, with additional contingent interest equal to 5% of the Company's consolidated cash flow (as defined in the underlying Indenture); (ii) approximately $8.8 million borrowed from Barden Development, Inc. ("BDI"), and (iii) approximately $4.8 million of equipment financing.

The Senior Secured Notes mature on May 15, 2003 and are redeemable at the option of the Company, in whole or part, at any time on or after May 15, 2000, at various premiums. Holders of the Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. All contingent interest ordinarily payable on the Senior Secured Notes since their issuance has been deferred, as allowed under the Indenture. At March 31, 1999, the Company had accrued contingent interest payable of approximately $2,829,000. The Senior Secured Notes are collateralized by essentially all the assets of the Company.

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

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are (1) $10 million for off-site development in the City by 1999 with the particular projects to be agreed to by the City; and (2) $12 million (which amount has been invested as of March 31, 1999, with the exact allocation between projects to be agreed upon by the City and the Company) for enhancements to the Company's operations at Buffington Harbor and/or the BHR Joint Venture facilities.

In May 1996, the Company arranged for a $12.5 million five year surety bond (the "Bond") to be issued to the IGC. The Bond's primary purpose was to provide collateral for completion of the Company's off-site development obligations under the Development Agreement. In 1996 to support the Company's obligations to the bonding company, the Company obtained a $3.5 million letter of credit from a bank to benefit the bonding company. In May 1998, the Company deposited $3.6 million with the bank to guarantee this letter of credit to benefit the bonding company. Upon completion of the offsite development obligations the $3.6 million deposit will be returned to the Company.

The Company anticipates that additional capital contributions to BHR, including capital for an emergency back-up generator and upgrade of food service areas are currently estimated to be approximately $500,000, may be required for the BHR facilities. The Company and the Joint Venture Partner continue to review the feasibility of purchasing additional property as well as the harbor leased from Lehigh Cement for the construction of a covered parking facility at the Gaming Complex. The timing and cost of purchasing the additional property and of constructing a covered parking facility at the Gaming Complex is undetermined at this time. The Company expects to fund such further investments from operations and/or from the funds previously designated for the repayment of the note due to BDI, provided that the proceeds from the note due to BDI have not been utilized and are available. There can be no assurance that such facility will be constructed or that sufficient funds will be available for such construction.

Under a lease agreement with Lehigh Cement, BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997, and subject to certain conditions, such as progress towards permits for a new harbor, has been extended to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000.

BHR anticipates filing the requisite regulatory permits during 1999. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Through October 19, 1997, the Company conducted its gaming operations on the Chartered Vessel. On March 30, 1998, the Company executed an amendment to the August 17, 1995 Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as-is, where-is" at Erie, Pennsylvania from the Company. The Company also agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. The Company during 1998 wrote-off assets previously utilized on the Chartered Vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation have been fully satisfied and the parties have no further obligations under the original charter agreement.

Although BDI initially contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998 and continues to be negative as of March 31, 1999. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses and the disposition of assets previously utilized on the Chartered Vessel.

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

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. The tax is payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, the case is in the discovery phase and it is too early to predict the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         No.             Description

         10.18 * Employment Letter Agreement effective as of March 20, 1999 by and between the Company and David Wolf, filed as Exhibit 10.18 to the Company's
                         Registration Statement, No. 333-06489, and incorporated herein by reference.

         27 Financial Data Schedule (Edgar Version Only (filed herewith)

         ---------------------------------------
         * Denotes a management compensation arrangement.

(b)      REPORTS ON FORM 8-K

         None filed during the quarter ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 1999.


The Majestic Star Casino, LLC

By: Barden Development Inc., Manager

By:  /S/ DON H. BARDEN
   ---------------------------------
   Don H. Barden
   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                      Title                        Date

                       President and Chief Executive Officer  April 29, 1999
--------------------   of the Manager and the Company
Don H. Barden          (Principal Executive Officer)

                       Vice President, Chief Operating        April 29, 1999
--------------------   and Financial Officer
Michael E. Kelly       (Principal Financial and Accounting
                       Officer of the Company)