Form 10-Q
period 1999-06-30
MAJESTIC STAR CASINO LLC
filed 1999-08-12
CIK 1016466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

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

Shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

Class                             Number of shares
-----                             ----------------
Not applicable                    Not applicable

                         THE MAJESTIC STAR CASINO, LLC

                                     Index

Part I -- FINANCIAL INFORMATION
                                                                         Page
         Item 1.  Financial Statements

                 Balance Sheets, as of June 30, 1999 (Unaudited)
                   and December 31, 1998                                   1
                 Statements of Income (Unaudited) for the three
                   and six months ended June 30, 1999 and 1998             2
                 Statements of Cash Flows (Unaudited) for the six
                   months ended June 30, 1999 and 1998                     3
                 Notes to Financial Statements (Unaudited)                 4

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     6

         Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                            16

Part II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                       17

         Item 2.  Changes in Securities and Use of Proceeds               17

         Item 3.  Defaults Upon Senior Securities                         17

         Item 4.  Submission of Matters to a Vote of Security Holders     17

         Item 5.  Other Information                                       17

         Item 6.  Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                               18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE MAJESTIC STAR CASINO, LLC
                                Balance Sheets

                                           June 30, 1999   December 31, 1998
----------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $14,301,761       $17,295,401
  Accounts receivable, less allowance
    for doubtful accounts of $38,424
    and $148,608, respectively                  817,801           850,086
  Inventories                                    51,149            41,948
  Prepaid expenses                              964,082           984,512
  Restricted cash                             7,491,175                --
                                              ---------        ----------
      Total current assets                   23,625,968        19,171,947
                                             ----------        ----------
Property, equipment, and vessel
  improvements, net                          54,948,784        55,953,220
Other assets:
  Deferred financing costs, less
    accumulated amortization of $23,810
    and $1,544,086, respectively             4,984,190         2,657,129
  Deferred costs, less accumulated
    amortization of $3,441,662 and
    $2,899,062, respectively                  2,210,367         2,762,967
  Investment in Buffington Harbor
    Riverboats, L.L.C.                       39,417,907        40,748,887
  Other assets and deposits                   3,981,712         3,966,710
                                              ---------         ---------
      Total other assets                     50,594,176        50,135,693
                                             ----------        ----------
      Total assets                         $129,168,928      $125,260,860
                                           ============      ============
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $8,193,113        $1,945,724
  Accounts payable                              810,994           428,070
  Other accrued liabilities:
    Payroll and related                         855,023         1,073,801
    Interest                                    758,504         4,216,422
    Other accrued liabilities                 4,675,214         3,039,970
    Due to Buffington Harbor
      Riverboats, L.L.C.                         45,230           405,010
                                              ---------         ---------
      Total current liabilities              15,338,078        11,108,997
Long-term debt, net of current maturities   129,852,979       108,390,332
Note to member                                       --         8,759,355
Commitments and contingencies                        --                --
                                            -----------       -----------
      Total long-term liabilities           129,852,979       117,149,687
                                            -----------       -----------
      Total liabilities                     145,191,057       128,258,684
                                            -----------       -----------
Members' equity:
  Members' contributions                     24,000,000        24,000,000
  Retained earnings (accumulated deficit)   (40,022,129)      (26,997,824)
                                            -----------       -----------
      Total members' (deficit)              (16,022,129)       (2,997,824)
                                            -----------        ----------
      Total liabilities and members'
        equity                             $129,168,928      $125,260,860
                                           ============      ============
The accompanying notes are an integral part of these financial statements.

                                        THE MAJESTIC STAR CASINO, LLC
                                            Statements of Income

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                  1999               1998            1999            1998
------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
Revenues:
  Casino                                      $30,527,215      $27,635,544      $59,413,287     $55,219,428
  Food and beverage                               500,081          391,625          967,982         858,141
  Other                                           248,596          254,352          467,999         817,892
                                               ----------       ----------       ----------      ----------
    Gross revenues                             31,275,892       28,281,521       60,849,268      56,895,461
     less promotional allowances                  (76,943)         (78,595)        (139,291)       (210,857)
                                               ----------       ----------       ----------      ----------
    Net revenues                               31,198,949       28,202,926       60,709,977      56,684,604

Costs and expenses:
  Casino                                        5,057,329        4,609,372       10,215,549       9,488,392
  Gaming and admission taxes                    8,515,879        8,176,607       16,662,969      16,306,860
  Food and beverage                               615,620          578,445        1,236,089       1,176,364
  Advertising and promotion                     1,810,690        3,216,868        3,318,786       6,128,878
  General and administrative                    6,196,377        5,612,006       12,379,477      12,138,343
  Economic incentive - City of Gary               941,821          854,241        1,835,392       1,706,517
  Depreciation and amortization                 1,971,806        1,901,726        3,914,526       3,832,417
  Loss on disposition of assets                        --          168,683               --         903,675
                                               ----------       ----------       ----------      ----------
    Total costs and expenses                   25,109,522       25,117,948       49,562,788      51,681,446
                                               ----------       ----------       ----------      ----------
    Operating income                            6,089,427        3,084,978       11,147,189       5,003,158
                                               ----------       ----------       ----------      ----------
Other income (expense):
  Loss on investment in
    Buffington Harbor Riverboats, L.L.C.         (599,977)        (673,986)      (1,403,991)     (1,600,534)
  Interest income                                 201,805          236,683          396,130         459,690
  Interest expense                             (3,880,151)      (3,810,203)      (7,758,023)     (7,629,663)
  Interest expense to affiliate                   (68,254)        (145,162)        (167,454)       (290,683)
                                               ----------       ----------       ----------      ----------
    Total other income (expense)               (4,346,577)      (4,392,668)      (8,933,338)     (9,061,190)
                                               ----------       ----------       ----------      ----------
    Income (loss) before extraordinary item     1,742,850       (1,307,690)       2,213,851      (4,058,032)
Extraordinary Item:
  Loss on bond redemption                     (15,238,156)              --      (15,238,156)             --
                                              -----------       ----------      -----------      ----------
    Net (loss)                               $(13,495,306)     $(1,307,690)    $(13,024,305)    $(4,058,032)
                                              ===========       ==========      ===========      ==========

The accompanying notes are an integral part of these financial statements.

                                        THE MAJESTIC STAR CASINO, LLC
                                          Statements of Cash Flows

                                                              For the six months         For the six months
                                                              Ended June 30, 1999        Ended June 30, 1998
------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Cash flows from operating activities--
Net loss                                                         $(13,024,305)              $(4,058,032)
Adjustment to reconcile net loss to net cash provided
  by operating activities:
    Depreciation                                                    3,071,850                 2,956,585
    Amortization                                                      842,676                   875,832
    Loss on investment in Buffington Harbor Riverboats, L.L.C.      1,403,991                 1,600,534
    Loss on disposal of assets                                             --                   903,675
    Loss on bond redemption                                        15,238,156                        --
    Decrease in accounts receivable, net                               32,285                   109,466
    (Increase) decrease in inventories                                 (9,201)                    2,835
    (Increase) decrease in prepaid expenses                            20,430                  (383,953)
    Increase in other assets                                       (2,597,702)                   (1,429)
    Increase (decrease) in accounts payable                           382,924                  (774,742)
    Decrease in accrued payroll and other expenses                   (218,778)                 (834,038)
    Increase (decrease) in accrued interest                        (3,457,918)                  529,758
    Increase in other accrued liabilities                           1,278,209                   763,142
                                                                    ---------                 ---------
        Net cash provided by operating activities                   2,962,617                 1,689,633

Cash flows from investing activities--
    Acquisition of property, equipment and vessel improvements     (2,067,414)               (1,516,194)
    Proceeds from sale of slot equipment                                   --                   481,800
    (Increase) decrease in deposits                                   (15,000)                  609,274
    Increase in Letter of Credit deposit                                   --                (3,624,708)
    Investment in Buffington Harbor Riverboats, L.L.C.                (73,011)                 (260,369)
    Decrease in restricted cash                                            --                11,904,716
                                                                   ----------                ----------
        Net cash provided (used) by investment activities          (2,155,425)                7,594,519

Cash flows from financing activities--
    Redemption of 12-3/4% of Senior Secured Notes                (116,005,298)                       --
    Proceeds from issuance of 10-7/8% Senior Secured Notes        127,738,000                        --
    Increase in restricted cash                                    (7,491,175)                       --
    Payment of Senior Secured Notes issuance costs                 (4,241,526)                       --
    Increase in short-term debt                                     6,000,000                        --
    Cash paid to reduce short-term debt                                    --                  (100,694)
    Cash paid to reduce long-term debt                             (9,800,833)               (1,008,164)
    Reduction of notes payable                                             --                  (481,800)
                                                                   ----------                ----------
        Net cash (used) by financing activities                    (3,800,832)               (1,590,658)

Net increase (decrease) in cash and cash equivalents               (2,993,640)                7,693,494
Cash and cash equivalents, beginning of period                     17,295,401                 8,083,594
                                                                   ----------                ----------
Cash and cash equivalents, end of period                          $14,301,761               $15,777,088
                                                                   ==========                ==========
Interest paid:
    Principal member                                                 $167,455                  $145,162
    Equipment debt                                                   $254,360                  $193,725
    Senior Secured Notes-fixed interest                            $7,844,438                $6,693,750
    Senior Secured Notes-contingent interest                       $3,018,090                  $  -0-

The accompanying notes are an integral part of these financial statements.


                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. During the second quarter a wholly-owned subsidiary, The Majestic Star Capital Corp., was formed to facilitate the offering of new debt. The Majestic Star Casino Corp. has no assets, liabilites or operations.

The accompanying unaudited financial statements represent the operations of The Majestic Star Casino, LLC, as well as its investment in Buffington Harbor Riverboats, L.L.C., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2.  Investment in Buffington Harbor Riverboats, L.L.C. ("BHR")

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

The following represents selected financial information of BHR:


                                    Buffington Harbor Riverboats, L.L.C.
                                            Statements of Income
                                                 (Unaudited)

                                    Three Months Ended June 30,     Six Months Ended June 30,
                                      1999           1998            1999           1998
                                      ----           ----            ----           ----
Gross revenue                      $4,930,317     $5,085,419      $9,529,650     $9,900,523
Operating income (loss)              $294,811      $(131,557)       $180,101      $(243,231)
Net (loss)                        $(1,199,952)   $(1,347,933)    $(2,807,982)   $(3,201,069)


Note 3.  Debt Refinancing

During the quarter ended June 30, 1999, the Company refinanced a substantial portion of its long-term debt. $99 million of the 12-3/4% Senior Secured Notes were redeemed and $130 million of 10-7/8% Senior Secured Notes were issued. $7,491,000 of cash has been restricted for the payment of principal, premium and interest related to the $6 million principal amount of unredeemed 12-3/4% Senior Secured Notes.

Note 4.  Extraordinary Item -- Loss on Bond Redemption

In connection with the Company's refinancing of its long-term debt, the Company charged $15,238,000 to results of operations, representing premium paid and unamortized deferred financing expenses. The charge was recorded as an extraordinary item.

Note 5.  Commitments and Contingencies

Legal Proceedings

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

Overview

The Company was formed in December 1993 as an Indiana limited liability company to develop a riverboat casino in the City. The Company's efforts resulted in the IGC granting the Company a five year riverboat owner's license on June 3, 1996. The Company began operations on June 7, 1996.

The Company and Trump Indiana, Inc. (the "Joint Venture Partner"), the holder of a second gaming license to operate from the City, formed Buffington Harbor Riverboats, L.L.C. ("BHR") to own and operate certain common facilities at Buffington Harbor (the "Gaming Complex") such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a 50% ownership interest in BHR.

The Company's operations through October 19, 1997, were conducted on the Chartered Vessel. The Chartered Vessel was chartered pursuant to a five year lease, which began in May 1996, and contained approximately 26,000 square feet of gaming space, 932 slot machines and 50 table games.

In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel, which is owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,410 slot machines and 56 table games. The Permanent Vessel has an atrium, escalators and elevators. To date, the Company has expended approximately $54.3 million, excluding capitalized interest, on the Permanent Vessel.

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

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the IGC advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due primarily to winter weather conditions during the first quarter of 1999, 1998, and 1997, the Company conducted virtually all of its gaming operations with the Permanent Vessel or the Chartered Vessel, respectively docked. The Company, for fiscal year 1999, resumed a regular cruising schedule during the second quarter of 1999.

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results expected during the period May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Year 2000 Issue

The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has undertaken a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The Company has contacted these vendors to determine whether their systems are year 2000 compliant, and, if not, establish timelines as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. As of June 30, 1999 approximately 75% of the computer programs utilized in the Company's operations have been upgraded, and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs estimated to be between $400,000 to $500,000 associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

Results of Operations

The following discussion of results of operations provides a comparison of the six and three month periods ended June 30, 1999, with the six and three month periods ended June 30, 1998. Gross revenues were approximately $60.8 million and $31.3 million during the six and three month periods ended June 30, 1999 compared to $56.7 million and $28.2 million during the six and
three months ended June 30, 1998, respectively.   Due to winter weather
conditions, the Company did not operate all or part of two days during the three months ended March 31, 1999, and for three days during the three months ended March 31, 1998.

The following tables set forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                                Statements of Income - - Summary Information
                                           (dollars in thousands)

                                   Three Months Ended June 30,         Six Months Ended June 30,
                                     1999             1998               1999           1998
                                     ----             ----               ----           ----
Gross revenues (1)                  $31,276          $28,282           $60,849         $56,895
Operating income (2)(3)              $6,089           $3,085           $11,147          $5,003
EBITDA (4)                           $8,061           $5,155           $15,062         $10,494


                          Statements of Income -- As a percentage of Gross Revenues

                                          Three Months Ended June 30,      Six Months Ended June 30,
                                             1999            1998             1999          1998
                                             ----            ----             ----          ----
Revenues:
Casino                                       97.6%           97.7%            97.6%         97.1%
Food and beverage                             1.6%            1.4%             1.6%          1.5%
Other (1)                                     0.8%            0.9%             0.8%          1.4%
                                              ---             ---              ---           ---
    Gross revenues                          100.0%          100.0%           100.0%        100.0%
      less promotional allowances           (0.2)%          (0.3)%           (0.2)%        (0.4)%
    Net revenues                             99.8%           99.7%            99.8%         99.6%

Costs and expenses:
Casino                                       16.2%           16.3%            16.8%         16.7%
Gaming and admission taxes                   27.2%           28.9%            27.4%         28.7%
Food and beverage                             2.0%            2.0%             2.0%          2.1%
Advertising and promotion                     5.8%           11.4%             5.5%         10.8%
General and administrative (2)               19.8%           19.8%            20.3%         21.3%
Economic incentive-City of Gary               3.0%            3.0%             3.0%          3.0%
Depreciation and amortization                 6.3%            6.7%             6.4%          6.7%
Loss on disposition of assets (3)              --             0.6%               --          1.6%
                                             -----           -----            -----         -----
    Total                                    80.3%           88.7%            81.5%         90.9%
Operating income (loss):                     19.5%           11.0%            18.3%          8.7%

Other income (expense):
    Loss on investment in BHR               (1.9)%          (2.4)%           (2.3)%        (2.8)%
    Interest income                           0.6%            0.8%             0.7%          0.8%
    Interest expense                       (12.4)%         (13.5)%          (12.7)%       (13.4)%
    Interest expense to affiliate           (0.2)%          (0.5)%           (0.3)%        (0.5)%
                                            ------          ------           ------        ------
        Total                              (13.9)%         (15.6)%          (14.7)%       (15.9)%
                                           -------         -------          -------       -------
Net income (loss) before
    extraordinary item                        5.6%           (4.6)%             3.6%        (7.2)%
Extraordinary item:
    Loss on bond redemption                (48.7)%            --             (25.0)%         --

Net (loss):                                (43.1)%          (4.6)%           (21.4)%       (7.2)%
EBITDA: (4)                                 25.77%          18.2%             24.75%       18.4%

----------
NOTES:
1.       Includes a lump sum payment in March 1998 of approximately $314,000 from the Company's Joint Venture
         Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint
         Venture Partner for the construction of a hotel facility.
2.       Includes approximately $752,000 during the three months ended March 31, 1998 in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1,
         1998.
3.       Includes losses on disposal of assets the three months ended March 31,1998 and the three months ended June 30, 1998 of approximately $735,000 and $169,000, respectively.
4.       EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include payments associated with, and termination of, the Chartered Vessel lease) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow.  In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.  EBITDA is not a generally accepted accounting principles financial indicator and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of the Company's operating performance or net cash provided by operating activities as measure of liquidity.


Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended June 30, 1999 and 1998

Gross revenues for the second quarter ended June 30, 1999, amounted to approximately $31,276,000, an increase of approximately $2,994,000 from gross revenues recorded in the second quarter ended June 30, 1998. The 10.6% increase in gross revenues was primarily attributable to an increase in the win per patron.

Casino revenues during the three months ended June 30, 1999, totaled approximately $30,527,000, of which slot machines accounted for approximately $23,265,000 (76.2%) and table games accounted for approximately $7,262,000 (23.8%). The average number of slot machines in operation decreased to 1,410 during the three months ended June 30, 1999, from 1,526 during the three months ended June 30, 1998. The average win per slot machine per day increased to approximately $179 for the three months ended June 30, 1999, from approximately $153 during the three months ended June 30, 1998. The average number of table games in operation during the three months ended June 30, 1999, decreased to 56 from 61 during the three months ended June 30, 1998. The average win per table game per day during the three months ended June 30, 1999, increased to approximately $1,425 compared to approximately $1,075 during the three months ended June 30, 1998. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $69 during the three months ended June 30, 1999, compared to an average daily win per state passenger count of approximately $31 and an average daily win per patron of approximately $54 for the three months ended June 30, 1998.

Food and beverage revenues for the three months ended June 30, 1999, totaled approximately $500,000 or 1.6% of gross revenues, compared to approximately $392,000 or 1.4% of gross revenues for the three months ended June 30, 1998. Other revenue, consisting of primarily of commission income, totaled approximately $249,000, or 0.8% of gross revenues, compared to approximately $254,000, or 0.9% of gross revenues, for the three months ended June 30, 1998.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended June 30, 1999, and 1998, were approximately $77,000 and $79,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended June 30, 1999, and 1998, totaled approximately $204,000 and $104,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended June 30, 1999, totaled approximately $5,057,000, or 16.2% of gross revenues and 16.6% of casino revenues, respectively, compared to approximately $4,609,000, or 16.3% of gross revenues and 16.7% of casino revenues, respectively, for the three months ended June 30, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $448,000, or 9.7%, in casino operating expenses is primarily attributed to an increase in gaming equipment rental and progressive expense for jackpots offset by a slight decrease in payroll expense.

Gaming and admissions taxes totaled approximately $8,516,000 for the three months ended June 30, 1999, compared to approximately $8,177,000 for the three months ended June 30, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $942,000 was paid during the three months ended June 30, 1999, compared to approximately $854,000 in the three months ended June 30, 1998, to the City under an agreement whereby the Company pays approximately 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended June 30, 1999, totaled approximately $1,811,000, or 5.8% of gross revenues, compared to approximately $3,217,000, or 11.4% of gross revenues during the three months ended June 30, 1998. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $1,406,000 or 43.7% decrease in advertising and promotion expenses during the three months ended June 30, 1999, was primarily the result of the Company redirecting its marketing dollars to target or direct marketing from mass marketing and also significantly reducing the amount of chartered bus passengers.

General and administrative expenses for the three months ended June 30, 1999, were approximately $6,196,000, or 19.8% of gross revenues, compared to $5,612,000, or 19.8% of gross revenues, during the three months ended June 30, 1998. These expenses included approximately $1,843,000 for berthing fees paid to BHR, $1,286,000 for marine operations and $612,524 for security and surveillance operations during the second quarter of 1999. The $584,000 increase in these expenses is primarily attributed to an increase of approximately $174,000 in berthing fees primarily for BHR property taxes, approximately $140,000 in security due to an increase in staffing, and approximately $115,000 for property taxes associated with the larger vessel during the three months ended June 30, 1999.

Depreciation and amortization for the second quarter ended June 30, 1999, was approximately $1,972,000, or 6.3% of gross revenues, compared to approximately $1,902,000, or 6.7% of gross revenues, during the three months ended June 30, 1998. The $70,000 increase in depreciation expense for the three months ended June 30, 1999, is attributable to the increased expense associated with machinery and equipment placed into service during the past year.

Operating income for the three months ended June 30, 1999, was approximately $6,089,000, or 19.5% of gross revenues, compared to an operating income for the three months ended June 30, 1998 of $3,085,000, or 11.0% of gross revenues. During the three months ended June 30, 1998, the Company had a net loss on disposition of assets totaling approximately $169,000. The Company wrote off assets used on the Chartered Vessel that had a net book value of approximately $20,000 and disposed of slot machines that had a net book value of approximately $149,000. The $3,004,000, or 97.4%, increase in operating income is principally attributable to the increase of the average daily win per patron to $69 during the three months ended June 30, 1999, from $54 during the three months ended June 30, 1998, combined with a $1,406,000, or 43.7%, decrease in overall marketing expenses.

Net interest expense for the three months ended June 30, 1999, was $3,747,000, or approximately 12.0% of gross revenues, compared to $3,719,000, or approximately 13.2% for the same period last year. The $28,000 increase in net interest expense is principally attributed to the overall increase in outstanding debt during the second quarter of 1999 compared to the second quarter of 1998. For the three months ended June 30, 1999, the Company paid accrued contingent interest of approximately $3,018,000.

The Company's loss on the redemption of its 12-3/4% Senior Secured Notes was approximately $15,238,000, comprised of $12,836,000 of premium and $2,402,000 of unamortized deferred financing costs, and the loss relating to its investment in BHR for the three months ended June 30, 1999, was approximately $600,000. The BHR loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced income before the extraordinary item of $1,743,000 and a loss of $1,308,000, during the three
months ended June 30, 1999 and 1998, respectively.   Net losses were
approximately $13,495,000 and $1,308,000 during the three months ended June 30, 1999, and 1998, respectively.

Comparison of the Six Months Ended June 30, 1999 and 1998

Gross revenues for the six months ended June 30, 1999, amounted to approximately $60,849,000, an increase of $3,954,000 over gross revenues recorded in the six months ended June 30, 1998. The 7.0% increase in gross revenues was attributable to an increase in the daily win per patron.

Casino revenues during the six months ended June 30, 1999, totaled approximately $59,413,000, of which slot machines accounted for approximately $45,409,000 (76.4%) and table games accounted for approximately $14,004,000 (23.6%). The average number of slot machines in operation decreased to 1,442 during the six months ended June 30, 1999, from 1,531 during the six months ended June 30, 1998. The average win per slot machine per day increased to approximately $176 for the six months ended June 30, 1999, from approximately $153 during the six months ended June 30, 1998. The average number of table games in operation during the six months ended June 30, 1999, decreased to 59 from 61 during the six months ended June 30, 1998. The average win per table game per day during the six months ended June 30,1999, increased to approximately $1,319, compared to approximately $1,174 during the six months ended June 30, 1998. The average daily win per state passenger count was approximately $37 and the average daily win per patron was approximately $68 during the six months ended June 30, 1999, compared to an average daily win per state passenger count of approximately $31 and an average daily win per patron of approximately $55 for the six months ended June 30, 1998.

Food and beverage revenues for the six months ended June 30, 1999, totaled approximately $968,000, or 1.6% of gross revenues, compared to approximately $858,000, or 1.5% of gross revenues, for the six months ended June 30, 1998. The dollar increase in food and beverage revenues is attributed to an overall increase in the number of customers served. Other revenue totaling approximately $468,000, or 0.8% of gross revenues for the six months ended June 30, 1999, consisted primarily of commission income compared to approximately $818,000 during the six months ended June 30, 1998. Other revenue during the six months ended June 30, 1998 included a lump sum payment of $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.

Promotional allowances (complementaries) included in the Company's gross food revenues for the six months ended June 30, 1999, and 1998, were
approximately $139,000 and $211,000, respectively.   The $72,000 decrease on
board the vessel was offset by increased complementaries provided at BHR operated facilities. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the six months ended June 30, 1999, and 1998, totaled approximately $387,000 and $238,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the six months ended June 30, 1999, totaled approximately $10,216,000, or 16.8% of gross revenues and 17.2% of casino revenues, respectively, compared to approximately $9,488,000, or 16.7% of gross revenues and 17.2% of casino revenues, respectively, for the six months ended June 30, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $728,000 or 7.0% in casino operating expenses is primarily attributed to an increase of approximately $544,000 for gaming equipment rental and approximately $172,000 for progressive expense related to jackpots.

Gaming and admissions taxes totaled approximately $16,663,000 for the six months ended June 30, 1999, compared to approximately $16,307,000 for the three months ended June 30, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $1,835,000 was paid during the six months ended June 30, 1999, compared to approximately $1,707,000 in the six months ended June 30, 1998, to the City under an agreement whereby the Company pays approximately 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the six months ended June 30, 1999, totaled approximately $3,319,000, or 5.0% of gross revenues, compared to approximately $6,129,000, or 10.8% of gross revenues during the six months ended June 30, 1998. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $2,810,000 or 45.8% decrease in advertising and promotion expenses as a percentage of gross revenues during the six months ended June 30, 1999, was primarily the result of redirecting its marketing dollars to target or direct marketing from mass marketing and special events combined with a significant reduction in the amount of chartered bus passengers.

General and administrative expenses for the six months ended June 30, 1999, were approximately $12,379,000, or 20.3% of gross revenues, compared to $12,138,000, or 21.3% of gross revenues, during the six months ended June 30, 1998. These expenses included approximately $3,516,000 for berthing fees paid to BHR, $2,623,000 for marine operations and $1,136,000 for security and surveillance operations during the six months ended June 30, 1999. The $241,000 dollar increase in these expenses is primarily attributed to an increase for property taxes during the six months ended June 30, 1999.

Depreciation and amortization for the six months ended June 30, 1999, was approximately $3,915,000, or 6.4% of gross revenues, compared to approximately $3,832,000, or 6.7% of gross revenues, during the six months ended June 30, 1998. The $83,000 dollar increase in depreciation expense for the six months ended June 30, 1999, is principally attributable to the increased expense associated with machinery and equipment placed into service during the past year.

Operating income for the six months ended June 30, 1999, was approximately $11,147,000, or 18.3% of gross revenues, compared to an operating income for the six months ended June 30, 1998, of $5,003,000, or 8.7% of gross
revenues.   During the six months ended June 30, 1998, the Company had a net loss on the disposition of assets totaling approximately $904,000. The Company wrote-off slot machines that had a net book value of approximately $149,000 and assets used on the Chartered Vessel that had a net book value of approximately $755,000. The $6,144,000 or 122.8% increase in operating income is principally attributable to the increase of the average daily win per patron to $68 during the six months ended June 30, 1999 from $55 during the six months ended June 30, 1998, combined with a 45.8% decrease in marketing expenses.

Net interest expense for the six months ended June 30, 1999, was $7,529,000, or approximately 12.4% of gross revenues, compared to $7,461,000, or approximately 13.1% for the same period last year. The decrease in interest expense is primarily attributed to the repayment of the $8.8 million demand note due to Barden Development, Inc. ("BDI") and was partially offset by a $28,000 increase in interest expense due to an increase in overall outstanding debt during the six months ended June 30, 1999, compared to the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company paid accrued contingent interest of approximately $3,018,000.

The Company's loss on the redemption of its 12-3/4% Senior Secured Notes was approximately $15,238,000 and the loss relating to its investment in BHR for the six months ended June 30, 1999, was approximately $1,404,000. The BHR loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced income before the extraordinary item of $2,214,000 and a loss of $4,058,000, during the six months ended June 30, 1999 and 1998, respectively. Net losses were approximately $13,024,000 and $4,058,000 during the six months ended June 30, 1999, and 1998, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization
("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. EBITDA (excluding loss on disposal of assets and Chartered Vessel lease and termination payments) during the three and six month periods ended June 30, 1999 was approximately $8,061,000 and $15,062,000, respectively, or 25.8% and 24.7%, respectively, of gross revenues, compared to approximately $5,155,000 and $10,494,000, respectively, or 18.2% and 18.4%, respectively, of gross revenues, during the three and six month periods ended June 30, 1998. The increase in EBITDA for the three and six months ended June 30, 1999 is primarily the result of an increase in the win per patron combined with a reduction in overall marketing expenditures and strong operating margins. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

During the quarter ended June 30, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006. These bonds are in the process of being registered with the Securities and Exchange Commission. The net proceeds from the offering were utilized to redeem $99 million principal amount of the Company's 12-3/4% Senior Secured Notes due 2003. During June 1999, approximately $7.5 million was classified as restricted cash to effect a covenant defeasance of the remaining $6.0 million of the 12-3/4% Senior Secured Notes. Holders of the outstanding 10-7/8% Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

At June 30, 1999, the Company had cash and cash equivalents of approximately $14.3 million. During the six months ended June 30, 1999, the Company's capital expenditures were approximately $2.1 million. Approximately $773,000 was expended for the construction of two VIP lounge facilities of which one is located on the vessel. The lounge on the vessel is located in the former Poker Room and was opened on July 15, 1999. The second lounge is located adjacent to the boarding area. Approximately $520,000 was expended on slot machines and upgrading gaming equipment. The Company also contributed approximately $73,000 from working capital to BHR for general enhancements during this period.

The Company, to date, has met its capital requirements through net cash from operations, capital contributions and loans. For the six months ended June 30, 1999, net cash provided from operations totaled approximately $3.0 million compared to approximately $1.7 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, $2,155,000 in cash was used by investing activities, compared to $7,595,000 provided by investing activities for the six months ended June 30, 1998. The majority of this change was caused by cash released from restriction during the six months ended June 30, 1998. Net cash used by financing activities was $3,801,000 for the six months ended June 30, 1999, compared to $1,591,000 used by financing activities for the six months ended June 30, 1998. This change was caused by the net impact of the debt refinancing, including the restriction of cash for the covenant defeasance. During the six months ended June 30, 1999, the Company also repaid an $8.8 million demand note originally borrowed from BDI in 1996.

As of June 30, 1999, loans included: (i) $130.0 million principal amount of 10-7/8% Senior Secured Notes due 2006; (ii) $6.0 million principal amount of 12-3/4% Senior Secured Notes; and (iii) approximately $4.3 million of equipment financing. The 10-7/8% million Senior Secured Notes are secured by substantially all current and future assets other than certain excluded assets. The Company is negotiating a new $20.0 million credit facility, which will also be secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing the proposed credit facility will be senior to the lien on the collateral securing the 10-7/8% Senior Secured Notes. The establishment of the proposed credit facility is subject to approval of the IGC.

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are as follows: (1) $10 million for off-site development in the City by December 31, 1999 with the particular project(s) to be agreed to by the City; and (2) an investment of $12 million to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or the gaming complex. The Company has already expended this $12 million for enhancements of operations at Buffington Harbor and must receive approval from the City of Gary that these expenditures satisfy the second component of the remaining portion of the Development Agreement. With respect to the off-site development commitment, the Company arranged for a $12.5 million surety bond which provides collateral for completion of this development. The Company has deposited $3.6 million with a bank to guarantee a letter of credit to benefit the bonding company that provided the surety bond.

The Company anticipates that additional capital contributions, currently estimated to be between $500,000 and $700,000, for an emergency back-up generator and food service area upgrade may be required for the BHR facilities. The Company and the Joint Venture Partner also intend to construct a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 1,600 covered parking spaces and indoor access to the Buffington Harbor gaming complex. Customers currently either park their automobiles in a parking lot or use valet parking services. The parking project is estimated to cost approximately $35.0 million, including approximately $15.0 million for the land. The Company currently expects to contribute approximately $3.5 million of capital toward the project and to fund such further investments from operations. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing substantial opportunities to increase our net revenue and cash flow. The BHR Joint Venture intends to acquire the harbor and the property underlying the new parking structure and the harbor. There can be no assurance that the harbor or the property on which the garage is to be built will be acquired or that such facility will be constructed or that the garage will be built on terms favorable to the Company or at all.

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997, and, subject to certain conditions, such as progress toward permits for a new harbor, has been extended to the earlier of December 21, 2005, or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000. BHR anticipates filing the requisite regulatory permits during 1999. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time.

Although BDI to date has contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998 and continues to be negative as of June 30, 1999. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses,the disposition of assets previously utilized on the Chartered Vessel, and the loss on the redemption of $99.0 million principal amount of 12-3/4% Senior Secured Notes.

Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, management believes that the available cash flow from the Company's future operations and certain planned equipment financings, together with the proceeds from the 10-7/8% Senior Secured Notes and the anticipated line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, and its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1999. No assurance can be given, however, that such proceeds and operating cash flow from the Permanent Vessel, in light of increased competition, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                         Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, which are primarily personal injury claims, to be ordinary litigation incidental to the character of the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBITS

No.      Description
--       -----------

27       Financial Data Schedule (Edgar Version Only) (filed herewith).

(b)  REPORTS ON FORM 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1999.

THE MAJESTIC STAR CASINO, LLC

By: Barden Development, Inc., Manager


By:  /S/ DON H. BARDEN
   ----------------------------------
   Don H. Barden, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date


/S/ DON H. BARDEN
---------------------      President and Chief Executive     August 12, 1999
Don H. Barden              Officer of the Manager and the
                           Company (Principal Executive
                           Officer)

/S/ MICHAEL E. KELLY
---------------------      Vice President, Chief Operating   August 12, 1999
Michael E. Kelly           and Financial Officer (Principal
                           Financial and Accounting Officer
                           of the Company)