Form 10-Q
period 1999-09-30
MAJESTIC STAR CASINO LLC
filed 1999-11-12
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
              (Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

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

Yes    X          No
    ------           -----

Shares outstanding of each of the registrant's classes of common stock as of September 30, 1999:

Class                      Number of shares
-----                      ----------------
Not applicable             Not applicable

                         THE MAJESTIC STAR CASINO, LLC
                                     INDEX

                                                                             Page No.


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets, as of  September 30, 1999 (Unaudited) and
         December 31, 1998.................................................    1

         Statements of Income (Unaudited) for the three and nine months
         ended September 30, 1999 and 1998 ................................    2

         Statements of Cash Flows (Unaudited) for the nine months ended
         September 30, 1999 and 1998 ......................................    3

         Notes to Financial Statements (Unaudited) ........................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   19
Item 2.  Changes in Securities and Use of Proceeds ........................   19
Item 3.  Defaults Upon Senior Securities ..................................   19
Item 4.  Submission of Matters to a Vote of Security Holders ..............   19
Item 5.  Other Information ................................................   19
Item 6.  Exhibits and Reports on Form 8-K .................................   20

SIGNATURES ................................................................   21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                                 BALANCE SHEETS

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999                1998
                                                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents ...........................................     $  18,427,471      $  17,295,401
     Accounts receivable, less allowance for doubtful
         accounts of  $24,450 and $148,608, respectively .................           960,137            850,086
     Inventories .........................................................            58,927             41,948
     Prepaid expenses ....................................................           807,235            984,512
     Restricted cash .....................................................         7,491,175               --
                                                                               -------------      -------------
         Total current assets ............................................        27,744,945         19,171,947
Property, equipment, and vessel improvements, net ........................        54,280,234         55,953,220
Other assets:
     Deferred financing costs, less accumulated amortization
         of  $208,608 and  $1,544,086, respectively ......................         5,291,741          2,657,129
     Deferred costs, less accumulated amortization
         of  $3,717,962 and $2,899,062, respectively .....................         1,934,067          2,762,967
     Investment in Buffington Harbor Riverboats, L.L.C ...................        38,834,030         40,748,887
     Other assets and deposits ...........................................         3,981,710          3,966,710
                                                                               -------------      -------------
         Total other assets ..............................................        50,041,548         50,135,693
                                                                               -------------      -------------
         Total assets ....................................................     $ 132,066,727      $ 125,260,860
                                                                               =============      =============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ................................     $   8,174,121      $   1,945,724
     Accounts payable ....................................................           670,567            428,070
     Other accrued liabilities:
         Payroll and related .............................................           824,685          1,073,801
         Interest ........................................................         4,503,231          4,216,422
         Other accrued liabilities .......................................         3,842,998          3,039,970
         Due to Buffington Harbor Riverboats, L.L.C ......................           708,921            405,010
                                                                               -------------      -------------
              Total current liabilities ..................................        18,724,523         11,108,997
Long-term debt, net of current maturities ................................       129,394,964        108,390,332
Note to member ...........................................................              --            8,759,355
                                                                               -------------      -------------
              Total long-term liabilities ................................       129,394,964        117,149,687
                                                                               -------------      -------------
              Total Liabilities ..........................................       148,119,487        128,258,684
                                                                               -------------      -------------
Members' Equity:
     Members' contributions ..............................................        24,000,000         24,000,000
     Retained earnings (accumulated deficit) .............................       (40,052,760)       (26,997,824)
                                                                               -------------      -------------
              Total members' equity ......................................       (16,052,760)        (2,997,824)
              Total Liabilities and Members' Equity ......................     $ 132,066,727      $ 125,260,860
                                                                               =============      =============

The accompanying notes are an integral part of these financial statements.
                          THE MAJESTIC STAR CASINO, LLC
                              Statements of Income
                                   (Unaudited)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                         1999              1998              1999              1998
                                                         ----              ----              ----              ----

Revenues:
     Casino ....................................     $ 28,910,478      $ 27,358,289      $ 88,323,765      $ 82,577,717
     Food and beverage .........................          467,593           385,717         1,435,575         1,243,858
     Other .....................................          270,064           219,312           738,063         1,037,204
                                                     ------------      ------------      ------------      ------------
         Gross revenues ........................       29,648,135        27,963,318        90,497,403        84,858,779
                                                     ------------      ------------      ------------      ------------
         less promotional allowances ...........          (86,993)          (61,632)         (226,284)         (272,489)
         Net revenues ..........................       29,561,142        27,901,686        90,271,119        84,586,290
                                                     ------------      ------------      ------------      ------------

Costs and Expenses:
     Casino ....................................        5,100,062         4,850,343        15,315,611        13,820,706
     Gaming and admission taxes ................        8,151,686         8,136,091        24,814,655        24,442,951
     Food and beverage .........................          607,688           582,209         1,843,777         1,758,573
     Advertising and promotion .................        2,325,335         1,827,905         5,644,121         8,474,812
     General and administrative ................        5,973,380         5,945,731        18,352,857        18,084,074
     Economic incentive - City of Gary .........          900,297           857,951         2,735,689         2,564,468
     Depreciation and amortization .............        2,152,007         1,931,037         6,066,533         5,763,454
     Loss on disposition of assets .............             --              54,750              --             958,425
                                                     ------------      ------------      ------------      ------------
         Total costs and expenses ..............       25,210,455        24,186,017        74,773,243        75,867,463
                                                     ------------      ------------      ------------      ------------
         Operating income ......................        4,350,687         3,715,669        15,497,876         8,718,827
                                                     ------------      ------------      ------------      ------------

Other Income (Expense):
     Loss on investment in
         Buffington Harbor Riverboats, L.L.C ...         (706,687)         (852,977)       (2,110,678)       (2,453,511)
     Interest income ...........................          183,127           182,595           579,257           642,285
     Interest expense ..........................       (3,857,758)       (3,819,693)      (11,615,781)      (11,449,356)
     Interest expense to affiliate .............             --            (135,693)         (167,454)         (426,376)
                                                     ------------      ------------      ------------      ------------
         Total other income (expense) ..........       (4,381,318)       (4,625,768)      (13,314,656)      (13,686,958)
                                                     ------------      ------------      ------------      ------------
         Income (loss) before extraordinary item          (30,631)         (910,099)        2,183,220        (4,968,131)

Extraordinary Item:
     Loss on bond redemption ...................             --                --         (15,238,156)             --
                                                     ------------      ------------      ------------      ------------
         Net (Loss) ............................     $    (30,631)     $   (910,099)     $(13,054,936)     $ (4,968,131)
                                                     ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                                              -------------------     -------------------
Cash Flows From Operating Activities
Net loss ...................................................................   $ (13,054,936)           $  (4,968,131)
Adjustments to reconcile net loss to net cash
     provided by operating activities--
     Depreciation ..........................................................       4,681,974                4,449,706
     Amortization ..........................................................       1,384,559                1,313,748
     Loss on investment in Buffington Harbor Riverboats, L.L.C .............       2,110,678                2,453,511
     Loss on disposal of assets ............................................            --                    958,425
     Loss on bond redemption ...............................................      15,238,156                     --
     (Increase) decrease  in accounts receivable, net ......................        (110,051)                  24,433
     Increase in inventories ...............................................         (16,979)                  (2,110)
     Decrease in prepaid expenses ..........................................         177,277                   59,805
     Increase in other assets ..............................................      (3,090,051)                  (1,425)
     Increase (decrease)  in accounts payable ..............................         242,497                 (763,809)
     Increase (decrease)  in accrued payroll and other expenses ............        (249,116)                (637,605)
     Increase in accrued interest ..........................................         286,809                4,024,540
     Increase in other accrued liabilities .................................       1,022,780                  599,677
                                                                               -------------            -------------
Net cash provided  by operating activities .................................       8,623,597                7,510,765
                                                                               -------------            -------------

Cash Flows From Investing Activities
     Acquisition of property, equipment and vessel improvements ............      (3,008,988)              (1,852,177)
     Increase in  deposits .................................................         (15,000)              (4,280,622)
     Investment in Buffington Harbor Riverboats, L.L.C .....................        (195,822)                (260,369)
     Decrease in restricted cash ...........................................            --                 11,904,716
                                                                               -------------            -------------
Net cash (used) provided by investment activities ..........................      (3,219,810)               6,730,096
                                                                               -------------            -------------

Cash Flows From Financing Activities
     Redemption of 12-3/4% of Senior Secured Notes .........................    (116,005,298)                    --
     Proceeds from issuance of 10-7/8% Senior Secured Notes ................     127,738,000                     --
     Increase in restricted cash ...........................................      (7,491,175)                    --
     Payment of Senior Secured Notes issuance costs ........................      (4,241,526)                    --
     Increase(decrease) in short-term debt .................................       6,000,000                 (100,694)
     Cash paid to reduce long-term debt ....................................     (10,271,718)              (3,424,461)
                                                                               -------------            -------------
Net cash used by financing activities ......................................      (4,271,717)              (3,525,155)
                                                                               -------------            -------------
Net increase in cash and cash equivalents ..................................       1,132,070               10,715,706
Cash and cash equivalents, beginning of period .............................      17,295,401                8,083,594
                                                                               -------------            -------------
Cash and cash equivalents, end of period ...................................   $  18,427,471            $  18,799,300
                                                                               =============            =============

Interest paid:
     Principal Member ......................................................   $     167,455            $     576,827
     Equipment Debt ........................................................   $     367,392            $     580,613
     Senior Secured Notes - Fixed Interest .................................   $   7,844,438            $   6,693,750
     Senior Secured Notes - Contingent Interest ............................   $   3,018,090            $        --



The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. During the second quarter of 1999, a wholly owned subsidiary, The Majestic Star Casino Capital Corp., was formed to facilitate the offering of new debt. The Majestic Star Casino Capital Corp. has no assets, liabilities or operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 -- INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. ("BHR"):

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

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                   (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 1999              1998              1999             1998
                                                 ----              ----              ----             ----

Gross Revenue .........................     $  4,866,261      $  4,698,117      $ 14,395,911      $ 14,598,640
Operating Income( Loss) ...............     $     89,302      $   (262,762)     $    269,403      $   (499,993)
Net Loss ..............................     $ (1,413,374)     $ (1,739,484)     $ (4,221,356)     $ (4,940,553)


NOTE 3 -- DEBT REFINANCING

During the quarter ended June 30, 1999, the Company refinanced a substantial portion of its long-term debt. $99.0 million of the 12-3/4% Senior Secured Notes with Contingent Interest were redeemed and $130.0 million of 10-7/8% Senior Secured Notes were issued. $7.5 million of cash has been restricted for the payment of principal, premium, and interest related to the $6.0 million principal amount of unredeemed 12-3/4% Senior Secured Notes with Contingent Interest.

NOTE 4 -- EXTRAORDINARY ITEM - LOSS ON BOND REDEMPTION

In connection with the Company's refinancing of its long-term debt, the Company charged $15.2 million to results of operations, representing premium paid and unamortized deferred financing expenses. The charge was recorded as an extraordinary item.

NOTE 5   COMMITMENTS AND CONTINGENCIES:

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

On October 6, 1999, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for sales and use tax deficiencies, plus interest, for the years ended December 31, 1996 and December 31, 1997. The alleged deficiencies relate primarily to the riverboat vessel constructed in 1997. The tax deficiency assessed for 1996 is approximately

$300,000 including interest. The tax deficiency assessed for 1997 is approximately $2.1 million including interest. The Company believes that the assessment incorrectly classifies the vessel as personal property when the statute authorizing gaming in Indiana classifies the vessel as real property. The Company is consulting with legal counsel and intends to file a written protest and demand for a hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest and the effect, if any, on the Company's financial position.

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

In 1996, the Company entered into various agreements for the design, engineering and construction of the Permanent Vessel. The Chartered Vessel was replaced with the Permanent Vessel on October 27, 1997. The Permanent Vessel, which is owned by the Company, contains approximately 43,000 square feet of casino space on three decks, approximately 1,426 slot machines and 57 table games. The Permanent Vessel has an atrium, escalators and elevators.

On March 30, 1998, the Company executed an amendment to the August 17, 1995, charter agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as-is, where-is" at Erie, Pennsylvania, from the Company, the lessee. The Company also agreed to release a $500,000 escrow account with accrued interest thereon, free and clear of any claims thereon, to New Yorker Acquisition Corporation in lieu of restoring the Chartered Vessel back to its original condition. As of March 1, 1998, all obligations of New Yorker Acquisition Corporation and the Company have been fully satisfied and the parties have no further obligations under the original charter agreement. During the six months ended June 30, 1998, the Company wrote-off assets previously utilized and/or left on board the Chartered Vessel that had a net book value of approximately $755,000.

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the Indiana Gaming Commission advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due primarily to winter weather conditions during the first and second quarters of 1999, 1998 and 1997, the Company conducted a significant amount of its gaming operations with the Permanent Vessel or the Chartered Vessel docked. The Company resumed a regular cruising schedule during the second quarter of 1999.

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

The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The Company has contacted these vendors to determine whether their systems are year 2000 compliant, and, if not, establish timelines as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. As of September 30, 1999, the casino related computer programs utilized in the Company's operations have been upgraded, and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs are year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

RESULTS OF OPERATIONS

The following discussions of the results of operations provides a comparison of the nine and three month periods ended September 30, 1999, with the nine and three month periods ended September 30, 1998. Gross revenues were approximately $90.5 million and $29.6 million during the nine month and three month periods ended September 30, 1999, compared to $84.9 million and $28.0 million during the nine and three month periods ended September 30, 1998, respectively. Due to winter weather conditions, the Company did not operate all or part of two days during the three months ended March 31, 1999. The Company also did not operate for three days during the nine month period ended September 30, 1998, due to winter weather conditions and mechanical difficulties.

The following table sets forth: (i) summary information from the Company's statements of income, and information relative to EBITDA (as defined below) derived therefrom; and (ii) detailed information from the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                  STATEMENTS OF INCOME - - SUMMARY INFORMATION
                             (dollars in thousands)


                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                             1999             1998                   1999              1998
                                             ----             ----                   ----              ----

Gross Revenues (1).....................    $29,648           $27,963               $90,497           $ 4,859
Operating Income (2), (3)..............    $ 4,351           $ 3,716               $15,498           $ 8,719
EBITDA  (4)............................    $ 6,503           $ 5,701               $21,564           $16,196




            STATEMENTS OF INCOME --AS A PERCENTAGE OF GROSS REVENUES

                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                            1999             1998                  1999               1998
                                            ----             ----                  ----               ----


Revenues:
     Casino............................    97.5%             97.8%                  97.6%             97.3%
     Food and beverage.................     1.6%              1.4%                   1.6%              1.5%
     Other (1).........................     0.9%              0.8%                   0.8%              1.2%
                                          -----             -----                  -----             -----
         Gross Revenues................   100.0%            100.0%                 100.0%            100.0%
         less promotional allowances...    (0.3)%            (0.2)%                 (0.3)%            (0.3)%
         Net Revenues..................    99.7%             99.8%                  99.7%             99.7%
Costs and Expenses:
     Casino............................    17.2%             17.3%                  16.9%             16.3%
     Gaming and admission taxes........    27.5%             29.1%                  27.4%             28.8%
     Food and beverage.................     2.1%              2.1%                   2.1%              2.1%
     Advertising and promotion.........     7.8%              6.5%                   6.2%             10.0%
     General and administrative (2)....    20.1%             21.3%                  20.3%             21.3%
     Economic incentive-City of Gary...     3.0%              3.1%                   3.0%              3.0%
     Depreciation and amortization.....     7.3%              6.9%                   6.7%              6.8%
     Loss on disposition of assets (3)       --               0.2%                    --               1.1%
                                          -----             -----                  -----             -----
         Total.........................    85.0%             86.5%                  82.6%             89.4%
Operating Income:......................    14.7%             13.3%                  17.1%             10.3%

Other Income (Expense):
     Loss on investment in BHR.........    (2.4)%            (3.1)%                 (2.3)%            (2.9)%
     Interest income...................     0.6%              0.7%                   0.6%              0.8%
     Interest expense..................   (13.0)%           (13.7)%                (12.8)%           (13.5)%
     Interest expense to affiliate.....      --              (0.5)%                 (0.2)%             0.5)%
                                          -----             -----                  -----             -----
         Total.........................   (14.8)%           (16.6)%                (14.7)%           (16.1)%
                                          -----             -----                  -----             -----
Net income(loss) before
     extraordinary item................    (0.1)%              --                    2.4%               --
Extraordinary Item:
     Loss on bond redemption...........      --                --                  (16.8)%              --
Net Income (Loss):.....................    (0.1)%            (3.3)%                (14.4)%            (5.8)%
EBITDA: (4)............................    21.9%             20.4%                  23.8%             19.1%



NOTES:

1. Includes a lump sum payment in March 1998 of approximately $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.
2. Includes approximately $752,000 during the three month period ended March 31, 1998 in expenses associated with the lease and subsequent termination of the charter vessel lease agreement effective March 1, 1998.
3. Includes losses on disposal of assets during the three months ended September 30, 1998, and the nine months ended September 30, 1998 of approximately $55,000 and $958,000, respectively.
4. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include 1998 payments associated with, and termination of, the Chartered Vessel lease) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA is not a generally accepted accounting principles financial indicator and should not be considered an alternative to, or more meaningful than, net income or income from operations as an indicator of the Company's operating performance or net cash provided by operating activities as a measure of liquidity.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended September 30, 1999 and 1998

Gross revenues for the three months ended September 30, 1999, amounted to approximately $29,648,000, an increase of approximately $1,685,000 from gross revenues recorded in the third quarter ended September 30, 1998. The 6.0% increase in gross revenues was primarily attributable to an increase in the win per patron.

Casino revenues during the three months ended September 30, 1999, totaled approximately $28,910,000, of which slot machines accounted for approximately $22,222,000 (76.9%) and table games accounted for approximately $6,688,000 (23.1%). The average number of slot machines in operation decreased to 1,421 during the three months ended September 30, 1999, from 1,517 during the three months ended September 30, 1998. The average win per slot machine per day increased to approximately $170 for the three months ended September 30, 1999, from approximately $153 during the three months ended September 30, 1998. The average number of table games in operation during the three months ended September 30, 1999, decreased to 57 from 61 during the three months ended September 30, 1998. The average win per table game per day during the three months ended September 30, 1999, increased to approximately $1,275 compared to approximately $982 during the three months ended September 30, 1998. The average daily win per state passenger count was approximately $37 and the average daily win per patron was approximately $65 during the three months ended September 30, 1999, compared to an average daily win per state passenger count of approximately $31 and an average daily win per patron of approximately $55 for the three months ended September 30, 1998.

Food and beverage revenues for the three months ended September 30, 1999, totaled approximately $468,000 or 1.6% of gross revenues, compared to approximately $386,000 or 1.4% of gross revenues for the three months ended September 30, 1998. Other revenue, consisted primarily of commission income, totaling approximately $270,000, or 0.9% of gross revenues compared to approximately $219,000 or 0.8% of gross revenues for the three months ended September 30, 1998.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended September 30, 1999, and 1998, were approximately $87,000 and $62,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended September 30, 1999, and 1998, totaled approximately $196,000 and $146,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended September 30, 1999, totaled approximately $5,100,000, or 17.2% of gross revenues and 17.6% of casino revenues, respectively, compared to approximately $4,850,000, or 17.3% of gross revenues and 17.7% of casino revenues, respectively, for the three months ended September 30, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $250,000 in casino operating expenses is primarily attributed to gaming equipment rental.

Gaming and admissions taxes totaled approximately $8,152,000 for the three months ended September 30, 1999, compared to approximately $8,136,000 for the three months ended September 30, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $900,000 was paid during the three months ended September 30, 1999, compared to approximately $858,000 in the three months ended September 30, 1998, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended September 30, 1999, totaled approximately $2,325,000, or 7.8% of gross revenues, compared to approximately $1,828,000, or 6.5% of gross revenues during the three months ended September 30, 1998. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $497,000 increase in advertising and promotion expenses during the three months ended September 30, 1999, was primarily the result of increased expenditures as a result of competitive changes in the marketplace including dockside gaming in Illinois and the introduction of a national competitor in northwest Indiana.

General and administrative expenses for the three months ended September 30, 1999, were approximately $5,973,000, or 20.1% of gross revenues, compared to $5,946,000, or 21.3% of gross revenues, during the three months ended September 30, 1998. These expenses included approximately $1,805,000 for berthing fees paid to BHR, $1,236,000 for marine operations and $610,000 for security and surveillance operations during the third quarter of 1999.

Depreciation and amortization for the third quarter ended September 30, 1999, was approximately $2,152,000, or 7.3% of gross revenues, compared to approximately $1,931,000, or 6.9% of gross revenues, during the three months ended September 30, 1998. The $221,000 increase in depreciation and amortization expense for the three months ended September 30, 1999, is attributable to the deferred financing costs associated with the issuance of $130.0 million of 10-7/8% Senior Secured Notes and increased expense associated with machinery and equipment placed into service during the past year.

Operating income for the three months ended September 30, 1999, was approximately $4,351,000, or 14.7% of gross revenues, compared to $3,716,000, or 13.3% of gross revenues for the three months ended September 30, 1998. During the three months ended September 30, 1998, the Company disposed of assets (slot machines) that had a net book value of approximately $55,000. The $635,000 increase in operating income is primarily attributable to the increase of the average daily win per patron to $65 during the three months ended September 30, 1999 from $55 during the three months ended September 30, 1998.

Net interest expense for the three months ended September 30, 1998, was $3,675,000, or approximately 12.4% of gross revenues, compared to $3,773,000, or approximately 13.5% for the same period last year. The $98,000 decrease is principally attributed to the repayment of the $8.8 million demand note to Barden Development. ("BDI").

The Company's loss relating to its investment in BHR for the three months ended September 30, 1999, was approximately $707,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced net losses of approximately $31,000 and $910,000 during the three months ended September 30, 1999, and 1998, respectively.

Comparison of the Nine Months Ended September 30, 1999 and 1998

Gross revenues for the nine months ended September 30, 1999, amounted to approximately $90,497,000, an increase of $5,639,000 over gross revenues recorded in the nine months ended September 30, 1998. The 6.6% increase in gross revenues was attributable to an increase in the daily win per patron.

Casino revenues during the nine months ended September 30, 1999, totaled approximately $88,324,000, of which slot machines accounted for approximately $67,632,000 (76.6%) and table games accounted for approximately $20,692,000 (23.4%). The average number of slot machines in operation decreased to 1,435 during the nine months ended September 30, 1999, from 1,522 during the nine months ended September 30, 1998. The average win per slot machine per day increased to approximately $174 for the nine months ended September 30, 1999, from approximately $153 during the nine months ended September 30, 1998. The average number of table games in operation during the nine months ended September 30, 1999, decreased to 58 from 61 during the nine months ended September 30, 1998. The average win per table game per day during the nine months ended September 30,1999, increased to approximately $1,316, compared to approximately $1,105 during the nine months ended September 30, 1998. The average daily win per state passenger count was approximately $37 and the average daily win per patron was approximately $67 during the nine months ended September 30, 1999, compared to an average daily win per state passenger count of approximately $31 and an average daily win per patron of approximately $55 for the nine months ended September 30, 1998.

Food and beverage revenues for the nine months ended September 30, 1999, totaled approximately $1,436,000 or 1.6% of gross revenues, compared to approximately $1,244,000 or 1.5% of gross revenues for the nine months ended September 30, 1998. The $192,000 increase in food and beverage revenues is attributed to an overall increase in the number of customers served. Other revenue totaling approximately $738,000, or 0.8% of gross revenues for the nine months ended September 30, 1999, consisted primarily of commission income compared to approximately $1,037,000 during the nine months ended September 30, 1998. Other revenue during the nine months ended September 30, 1998 included a non-recurring lump sum payment of $314,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.

Promotional allowances (complementaries) included in the Company's gross food revenues for the nine months ended September 30, 1999, and 1998, were approximately $226,000 and $272,000, respectively. The $46,000 decrease on board the vessel was offset by increased complementaries provided at BHR operated facilities. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the nine months ended September 30, 1999, and 1998, totaled approximately $582,000 and $384,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the nine months ended September 30, 1999, totaled approximately $15,316,000, or 16.9% of gross revenues and 17.3% of casino revenues, respectively, compared to approximately $13,821,000, or 16.3% of gross revenues and 16.7% of casino revenues, respectively, for the nine months ended September 30, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,495,000 in casino operating expenses is primarily attributed to an increase of approximately $833,000 for gaming equipment rental and approximately $485,000 for expenses associated with the slot club.

Gaming and admissions taxes totaled approximately $24,815,000 for the nine months ended September 30, 1999, compared to approximately $24,443,000 for the nine months ended September 30, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,736,000 was paid during the nine months ended September 30, 1999, compared to approximately $2,564,000 in the nine months ended September 30, 1998, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the nine months ended September 30, 1999, totaled approximately $5,644,000, or 6.2% of gross revenues, compared to approximately $8,475,000, or 10.0% of gross revenues during the nine months ended September 30, 1998. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $2,831,000 or 33.4% decrease in advertising and promotion expenses as a percentage of gross revenues during the nine months ended September 30, 1999, was primarily the result of redirecting the Company's marketing dollars to target or direct marketing from mass marketing and special events combined with a significant reduction in the amount of chartered bus passengers.

General and administrative expenses for the nine months ended September 30, 1999, were approximately $18,353,000, or 20.3% of gross revenues, compared to $18,084,000, or 21.3% of gross revenues, during the nine months ended September 30, 1998. These expenses included approximately $5,321,000 for berthing fees paid to BHR, $3,858,000 for marine operations and $1,746,000 for security and surveillance operations during the nine months ended September 30, 1999. The dollar increase of $269,000 in these expenses is primarily attributed to an increase for property taxes during the nine months ended September 30, 1999.

Depreciation and amortization for the nine months ended September 30, 1999, was approximately $6,067,000, or 6.7% of gross revenues, compared to approximately $5,763,000, or 6.8% of gross revenues, during the nine months ended September 30, 1998. The dollar increase of $304,000 in depreciation and amortization expense for the nine months ended September 30, 1999, is primarily attributable to the increased expense associated with machinery and equipment placed into service during the past year and the increased deferred financing costs associated with the issuance of the $130.0 million of 10-7/8% Senior Secured Notes.

Operating income for the nine months ended September 30, 1999, was approximately $15,498,000, or 17.1% of gross revenues, compared to an operating income for the nine months ended September 30, 1998 of $8,719,000, or 10.3% of gross revenues. During the nine months ended September 30, 1998, the Company had a net loss on the disposition of assets totaling approximately $958,000. The $6,779,000 or 77.8% increase in operating income is principally attributable to the increase of the average daily win per patron to $67 during the nine months ended September 30, 1999 from $55 during the nine months ended September 30, 1998, combined with a 33.4% decrease in overall marketing expenses.

Net interest expense for the nine months ended September 30, 1999, was $11,204,000, or approximately 12.4% of gross revenues, compared to $11,233,000, or approximately 13.2% for the same period last year. The slight decrease in net interest expense is primarily attributed to the repayment of the $8.8 million demand note to BDI and a reduction in equipment debt. For the nine months ended September 30, 1999, the Company paid accrued contingent interest on its 12-3/4% Senior Secured Notes of approximately $3,018,000.

The Company's loss on the redemption of its 12-3/4% Senior Secured Notes was approximately $15,238,000 and the loss relating to its investment in BHR for the nine months ended September 30, 1999, was approximately $2,111,000. The loss on investment represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced income before the extraordinary item of $2,183,000 and a loss of $4,968,000 during the nine months ended September 30, 1999 and 1998, respectively. Net losses were approximately $13,055,000 and $4,968,000 during the nine months ended September 30, 1999, and 1998, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. EBITDA (excluding loss on disposal of assets and Chartered Vessel lease and termination payments in 1998) during the three and nine month periods ended September 30, 1999 was approximately $6,503,000 and $21,564,000, respectively, or 21.9% and 23.8%, respectively, of gross revenues, compared to approximately $5,701,000 and $16,196,000, respectively, or 20.4% and 19.1%, respectively, of gross revenues, during the three and nine month periods ended September 30, 1998. The increase respectively, in EBITDA for the three and nine months ended September 30, 1999 is primarily the result of an increase in the win per patron combined with a reduction in overall marketing expenditures and stronger operating margins. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006. In October 1999, the Company successfully competed an exchange of its privately placed $130.0 million 10-7/8% Senior Secured Notes Series A for $130.0 million 10-7/8% Senior Secured Notes Series B that are registered with the Securities and Exchange Commission. The net proceeds from the offering were utilized to redeem $99.0 million principal amount of the Company's 12-3/4% Senior Secured Notes due 2003 with Contingent Interest. During June 1999, approximately $7.5 million was classified as restricted cash to effect a covenant defeasance of the $6.0 million of remaining 12-3/4% Senior Secured Notes due 2003 with Contingent Interest. Holders of the outstanding 10-7/8% Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

At September 30, 1999, the Company had cash and cash equivalents of approximately $18.4 million. During the nine months ended September 30, 1999, the Company's capital expenditures were approximately $3.0 million. Approximately $1.0 million was expended for the construction of two VIP lounge facilities of which one is located on the vessel. The lounge on the vessel is located in the former Poker Room and was opened on July 15, 1999. The second lounge is located adjacent to the boarding area. Approximately $532,000 was expended for upgrading computer equipment and software, including the conversion costs related to Year 2000 compliance and approximately $320,000 was expended for the purchase of additional slot machines. The Company also contributed approximately $196,000 from working capital to BHR for general enhancements during this period.

The Company has met its capital requirements through net cash from operations, capital contributions and loans. For the nine months ended September 30, 1999, net cash provided from operations totaled approximately $8.6 million compared to approximately $7.5 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, $3.2 million in cash was used by investing activities, compared to $6.7 million provided by investing activities for the nine months ended September 30, 1998. The majority of this change was caused by cash being released from restriction (primarily the completion reserve account) during the nine months ended September 30, 1998. Net cash used by financing activities was $4.3 million for the nine month period ended September 30, 1999, compared to $3.5 million used by financing activities for the nine month period ended September 30, 1998. This change was caused by the net impact of the debt refinancing, including the restriction of cash for the covenant defeasance. During the nine months ended September 30, 1999, the Company also repaid an $8.8 million demand note originally borrowed from BDI in 1996.

As of September 30, 1999, loans included: (i) $127.8 million principal amount of 10-7/8% Senior Secured Notes due 2006; (ii) $6.0 million principal amount of 12-3/4% Senior Secured Notes; and (iii) approximately $3.8 million of equipment financing. During June 1999, approximately $7.5 million was classified as restricted cash to effect a covenant defeasance of the $6.0 million of remaining 12-3/4% Senior Secured Notes with Contingent Interest. The 10-7/8% Senior Secured Notes are secured by substantially all current and future assets other than certain excluded assets. On August 2, 1999, the Company established a new $20.0 million credit facility, which is also secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing this proposed credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes.

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116.0 million for its casino and associated infrastructure in the City over the next five years. The Company has met or accrued a significant portion of these commitments. The two principal components of the remaining portion of these commitments are as follows: (1) $10.0 million for off-site development in the City by December 31, 1999 with the particular project(s) to be agreed to by the City; and (2) an investment of $12.0 million to be expended over the five years following the June 1996 opening of the casino for enhancements to the Company's operations at Buffington Harbor and/or the gaming complex. The Company has already expended the $12.0 million for enhancements of operations at Buffington Harbor and must receive approval from the City of Gary that these expenditures satisfy the second component of the remaining portion of the Development Agreement. With respect to the off-site development commitment, the Company arranged for a $12.5 million surety bond which provides collateral for the completion of this development. The Company has deposited $3.6 million with a bank to guarantee a letter of credit which benefits the bonding company that provided the surety bond. The date for the Company's off-site development commitment has been extended by the City of Gary to February 9, 2000. The off-site development commitment is anticipated to be satisfied with the purchase of land described in the following paragraph by the Company or an affiliate of the Company.

The Company anticipates that additional capital contributions, currently estimated to be between $200,000 to $300,000, for an emergency back-up generator and a food service area upgrade may be required for the BHR facilities. Don H. Barden, Chairman and CEO of the Company, through an affiliated company has entered into an agreement with the City of Gary to purchase approximately 190 acres adjacent to Buffington Harbor. The initial purchase of the ground is subject to various approvals and is expected to close with the City of Gary by February 2, 2000. It is anticipated that a portion of this acreage will be sold by Mr. Barden to a joint venture to be formed by the Joint Venture Partner and the Company to jointly develop a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 2,050 covered parking spaces and indoor access to the Buffington Harbor gaming complex. Customers currently either park their automobiles in a parking lot or use valet parking services. The parking project is estimated to cost approximately $38.5 million, including approximately $15.0 million for the land. The Company currently expects to contribute approximately $3.5 to $5.0 million of capital toward the project and to fund such further investments from operations and/or loans. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing substantial opportunities to increase its net revenues and cash flow. There can be no assurance that the harbor or the property on which the garage is to be built will be acquired or that such a facility will be constructed or that the garage will be built on terms favorable to the Company or at all.

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997 and, subject to certain conditions, such as progress toward permits for a new harbor, has been extended to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000. BHR anticipates filing the requisite regulatory permits during 1999. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time. The property leased by BHR is included as part of the 190 acres previously discussed herein.

Although BDI to date has contributed approximately $24 million to the Company, the Members' Equity Account became negative during the first quarter of 1998 and continues to be negative as of September 30, 1999. The decline in the Members' Equity Account is primarily attributed to start-up costs, operating losses, the disposition of assets previously utilized on the Chartered Vessel, and the loss on the redemption of $99.0 million principal amount of 12-3/4% Senior Secured Notes with Contingent Interest.

Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, management believes that the available cash flow from the Company's future operations and certain planned equipment financings, together with the proceeds from the 10-7/8% Senior Secured Notes and the $20.0 million line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, and its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 1999. No assurance can be given, however, that such proceeds and, operating cash flow from the Permanent Vessel, in light of increased competition, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.


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

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, Trump Indiana, Inc. (the "Joint Venture Partner") and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11.0 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any on the Company's financial position and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         No.      Description
         10.1     Loan and Security Agreement, dated as of August 2, 1999,
                  by and between the Registrant and Foothill Capital Corporation
         27       Financial Data Schedule (Edgar only)

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

The Majestic Star Casino, LLC
By: Barden Development Inc., Manager


By:  /s/ Don H. Barden
     ---------------------------------------
     Don H. Barden
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                       Title                                      Date


/s/ Don H. Barden              President and Chief Executive Officer       November 12,1999
---------------------------    of the Manager and the Company
Don H. Barden                  (Principal Executive Officer)


/s/ Michael F. Kelly           Vice President, Chief Operating Officer     November 12,1999
---------------------------    and Chief Financial Officer
Michael E. Kelly               (Principal Financial and Accounting
                               Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10.1              Loan and Security Agreement, dated as of August 2, 1999, by and between the Registrant and Foothill Capital Corporation
27                Financial Data Schedule (Edgar only)