Form 10-K405
period 1999-12-31
MAJESTIC STAR CASINO LLC
filed 2000-03-28
CIK 1016466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K
(Mark One)
             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-06489

                         THE MAJESTIC STAR CASINO, LLC
                     THE MAJESTIC STAR CASINO CAPITAL CORP.
                  (Exact name of registrant as specified in
                   its charter)

    Indiana                                One Buffington Harbor Drive                                        43-1664986
    Indiana                                 Gary, Indiana 46406-3000                                          35-2100872
(State or other                                  (219) 977-7823                                             (I.R.S. Employer
jurisdiction of              Registrant's address and telephone number, including area code)               Identification No.)
incorporation or
organization)

      Securities registered pursuant to section 12(b) of the act: None Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.    Yes      X     No ______
                              --------

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         THE MAJESTIC STAR CASINO, LLC
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                    PART I

Item 1.    Business.....................................................................................      1
Item 2.    Properties...................................................................................      9
Item 3.    Legal Proceedings............................................................................     10
Item 4.    Submission of Matters to a Vote of Security Holders..........................................     10

                                                  PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................     10
Item 6.    Selected Consolidated Financial Data.........................................................     11
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................     12
Item 8.    Financial Statements and Supplementary Data..................................................     23
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................................     23

                                                  PART III

Item 10.   Directors and Executive Officers of Registrant...............................................     24
Item 11.   Executive Compensation.......................................................................     25
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................     27
Item 13.   Certain Relationships and Related Transactions...............................................     27

                                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................     28

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     The Majestic Star Casino, LLC (the "Company" or the "Registrant") operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, pursuant to a five year riverboat owner's license granted to it by the Indiana Gaming Commission (the "IGC") on June 3, 1996.

     The Majestic Star Casino commenced operations on June 7, 1996. On October 27, 1997, the Company replaced a leased vessel (the "Chartered Vessel") with the current Majestic Star Casino vessel owned by the Company (the "Permanent Vessel"). The Permanent Vessel was initially placed in service at a cost of approximately $50.1 million and contains approximately 43,000 square feet of casino space, 1,410 slot machines and 57 table games on three decks. The Majestic Star Casino is part of a gaming complex (the "Gaming Complex") which has been developed at Buffington Harbor, and is owned by Buffington Harbor Riverboats, L.L.C. (the "BHR Joint Venture"), a joint venture which is owned equally by the Company and Trump Indiana, Inc. (the "Joint Venture Partner"). The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed the BHR Joint Venture to own and operate certain common facilities of the Gaming Complex such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each have a fifty-percent ownership interest in the BHR Joint Venture. The Company and its Joint Venture Partner each operate its own riverboat casino at the Gaming Complex on a staggered cruise schedule which reduces waiting times to board a riverboat casino.

     The Company was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino Capital Corp. ("Capital"), a wholly owned subsidiary of the Company was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the offering of the 10-7/8% Senior Secured Notes and has no assets, liabilities, or operations. The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is
(219) 977-7823.

OPERATING STRATEGY

     The Company's operating strategy is characterized by several principal elements including those described below.

Targeted Customer Base

     The Company focuses primarily on middle income customers which it believes constitutes the largest segment of potential gaming customers. The Company, in February, 2000 began a comprehensive integrated marketing campaign to brand Majestic Star Casino as "the place to play" for slot customers from this middle income segment. The Company's new registered tagline, "We've Got Your Slots"
(R) will appear in all advertising venues including television, radio, print and outdoor media and will allow the Company to enhance its slot leadership positioning among Chicago-area gaming facilities. The Company intends to utilize this broad marketing technique to attract these middle income customers, whom it is then able to qualify and target for direct marketing activities. To assist the Company with its direct marketing activities, the Company has established the Club Majestic and Club Majestic Gold Slot Clubs ("Club Majestic").

     Club Majestic enables the Company to maintain a comprehensive database of information about its customers, including their gaming levels, duration of play and preferences, and to utilize such information to tailor marketing programs to encourage frequent visits by these customers. The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as direct mail cash back offers for slot customers, complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances granted are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers. The Company during the summer of 1999 opened an expanded VIP Lounge located on the barge boarding facility and constructed a new VIP Lounge on board the Permanent Vessel dedicated to Club Majestic guests. Management believes that its continued marketing efforts combined with the amenities offered by the Permanent Vessel, and the extension of credit to customers, will allow the Company to continue increasing its share of the middle and higher income market in the greater Chicago metropolitan area.

Emphasis on Slot Play

     The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. The Company continues to enhance and modify its mix of slot machines. The Company plans to substantially update its inventory of product this year with the anticipated purchase of approximately $1.0 million of new slot machines. The Company believes that it is advantageous to maintain a variety of slot machines to meet the demand of its customers. Minimum payout percentages for slot machines in Indiana are set by the IGC. The Company attempts to maintain payout percentages that are competitive to attract and retain customers.

Customer Service

     As part of its commitment to providing a quality casino entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly atmosphere. During the first quarter of 1999, the Company created a full time player development department and concierge service to further assist in providing onboard customer service. The Company, also during the summer of 1999, expanded or added two new VIP lounges for Club Majestic guests. Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each team member. Toward this end, management takes a hands-on approach through active and direct involvement with team members at all levels. In particular, management conducts ongoing orientation and training sessions with all team members at which it stresses the importance of customer contact and encourages team members to look at, smile at, and wish each customer good luck with whom they interact. The Company offers attractive team member benefit programs to recruit and retain friendly, professional team members.

Emphasis on Attributes of Buffington Harbor

     The Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos), direct highway access and abundant surface parking. The Company also has begun to conduct a marketing campaign with its Joint Venture Partner whereby both entities jointly advertise the attributes of the Buffington Harbor Gaming Complex.

GROWTH STRATEGY

     The Company's expansion strategy originally focused on increasing the overall size of its riverboat gaming facility located at Buffington Harbor in Gary, Indiana. On October 27, 1997, the Company placed into service the Permanent Vessel which replaced the Chartered Vessel. The Permanent Vessel contains approximately 43,000 square feet of casino space, which represents an increase of approximately 65.4% compared to the Chartered Vessel. The floor configuration contains approximately 1,410 slot machines and 57 table games. The Permanent Vessel also substantially increased the Company's capacity from 1,700 to 3,000 passengers per cruise.

     Don H. Barden, Chairman and CEO of the Company, through an affiliated company has entered into an agreement with the City of Gary to purchase approximately 190 acres adjacent to Buffington Harbor. The initial purchase of the ground is subject to various approvals and is expected to close in April, 2000. Mr. Barden has engaged a national accounting firm to assist in evaluating the future development opportunities for the acquired acreage. It is anticipated that a portion of this acreage will be sold by Mr. Barden to a joint venture to be formed by the Joint Venture Partner and the Company in order to jointly construct and operate a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 2,050 covered parking spaces and indoor access to the Buffington Harbor Gaming Complex. Customers currently either park their automobiles in a parking lot or use valet parking services. The parking project is estimated to cost approximately $38.5 million including approximately $15.0 million for the land. The Company currently expects to contribute approximately $3.5 to $5.0 million of capital toward the project and to fund such further investments from operations and/or loans. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase its net revenues and cash flow. There can be no assurance that the harbor or the property on which the garage is to be built will be acquired or that such a facility will be constructed or that the garage will be built on terms favorable to the Company at all.

     In addition to growth opportunities at the Company's gaming facility located at Buffington Harbor, the Company continues to explore the acquisition and or development of new properties in existing gaming jurisdictions to pursue gaming opportunities. The Company's ability to expand will depend upon a number of factors including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number, (iii) political factors: (iv) the risks typically associated with any new construction; and (v) the availability of adequate financing or acceptable terms, particularly in light of restrictive covenants contained in the instruments relating to the Senior Secured Notes and Credit Facility, which limit the Company's ability to obtain such financing. As a result, there can be no assurance that the Company will be able to expand to any other additional locations or, if such expansion occurs, that it will be successful.

COMPETITION

     The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. The Chicago metropolitan area contains in excess of 6 million adults. In addition, according to the 1990 Census Bureau estimates, the per capita income for the Chicago metropolitan area is high by comparison to other Midwestern gaming jurisdictions. Illinois and Indiana state laws limit the total number of licenses issuable in the Chicago metropolitan area to ten. Nine of the licenses are currently in operation and the number of licenses cannot be increased without legislative action. The Company also expects to compete to a lesser extent with six additional riverboats authorized to operate in southern Indiana, of which four are currently operational. A fifth riverboat in Southern Indiana is anticipated to open sometime in 2000.

     There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses in the future. Dockside gambling was approved in Illinois in June, 1999. Several of the Chicago area operators located in Illinois including Harrahs, Hollywood, Empress, and a yet to be opened riverboat facility in Cook County, Illinois have all publicly expressed an interest to build barge based casinos as a result of the June, 1999 legislation allowing dockside gambling. A lawsuit has also been filed in Illinois challenging the validity of relocating a licensed operator to Cook County. The lawsuit is anticipated to be heard sometime during the first half of 2000 and may also effect the ability of the Illinois operators to continue offering dockside gambling. Legislation also has been introduced on numerous occasions in recent years in Illinois to provide for land-based casinos in Chicago and to expand riverboat gaming in Illinois, including authorization of additional or existing operators to move to new sites or otherwise to modify existing regulations to decrease or eliminate certain restrictions including limitations on the number of gaming positions, or the elimination of credit play. During the first quarter of 1999, legislation was introduced in Indiana to allow certain organizations (primarily VFW posts) to possess a limited number of electronic gaming devices. Also during the first quarter of 2000, legislation was introduced in Indiana to allow dockside gaming and to modify restrictions with respect to ownership of multiple gaming facilities. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation, in Illinois, Indiana or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the results of operations or financial condition of the Company.

     The Company competes, and expects to compete, with various gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the U. S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. The Pokagon Band of Potawatomi Indians recently reached revenue-sharing and infrastructure financing agreements with local officials in New Buffalo Township, Michigan, that advance the band's goal of opening a land-based gaming facility, by late 2001, including a 100,000+ square foot casino on approximately 700 acres located 10 miles from the Indiana state line, off Exit 1 of Interstate
94. The Pokagons plan to have the second largest casino in the Midwest, this planned development would be substantially larger in size than all of the riverboats currently operating in the Chicago metropolitan area.

     In December 1998, the Michigan Senate and House of Representatives approved four additional Indian compacts which have been signed by the Governor of Michigan that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over cruising casinos in close proximity to the Company, could have an adverse effect on the Company. With respect to the State of Michigan, the Company also expects competition from three land-based casinos in Detroit, Michigan, pursuant to a November 1996 voter initiative. On July 28, 1999, a casino license was issued to MGM Grand Detroit, LLC, on December 14, 1999, a casino license was issued to Detroit Entertainment, LLC, both of which are now operational, and a casino license is pending for the Greektown Casino, LLC which is expected to commence operations in 2000.

     The Company anticipates that competition will continue to increase with the recent sale of four area casinos to larger and stronger competitors. Harrah's Entertainment, Inc., in 1998 purchased Showboat, Inc., including the Showboat Mardi Gras Casino, located in East Chicago, Indiana. Harrah's in March 1999, renamed the East Chicago property to take advantage of the Harrah's brand name. Harrah's also in late 1999 completed a $30.0 million expansion of its East Chicago facility adding three new restaurants, meeting space and other land-based amenities including new entrance ramps from Cline Avenue. Also, Horseshoe Gaming, LLC, in 1999 acquired Empress Entertainment. Empress Entertainment owned two area riverboat gaming operations: one in Hammond, Indiana, and one in Joliet, Illinois. The Blue Chip Casino, LLC in Michigan City, Indiana in 1999 was acquired by Boyd Gaming Corporation. The Blue Chip

Casino in February, 2000 also opened a 189 room hotel at its Michigan City location.

     Many of the Company's competitors have greater gaming industry management experience, financial resources and, in the case of Harrah's and Empress Hammond, enclosed parking garages. The Company's Joint Venture Partner also saw its first full year of operation of its 300-room hotel constructed for their own use and located at the Gaming Complex. The Company believes that its ability to compete successfully in the riverboat gaming industry will be primarily based on the quality and location of its gaming facilities, the effectiveness of its marketing efforts, and overall levels of customer service and satisfaction. Although management believes that the location and amenities of the Majestic Star Casino will enable the Company to compete effectively with other casinos in the immediate area, the Company expects intense competition to continue in its market area.

EMPLOYEES

     At December 31, 1999, the Company employed approximately 1,032 persons and the BHR Joint Venture employed approximately 272 persons. The Company and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union ("H.E.R.E."), covering approximately 77 employees of the Company and 184 employees of the BHR Joint Venture. The Company's H.E.R.E. members are exclusively in food and beverage positions. However, since inclusion of a residual unit, the BHR Joint Venture H.E.R.E. agreement and an addendum thereto, excludes only the Facilities and Security Departments. The agreements expire in 2001. The Company and the BHR Joint Venture also have collective bargaining agreements with the Operating Engineers Union, covering approximately 6 employees of the Company's marine operations department and 16 employees of the BHR Joint Venture Facilities Department. The agreement with the Company expires in 2003 and the agreement with the BHR Joint Venture expires in 2001. The Company also has a collective bargaining agreement with the Seafarers International Union which covers approximately 28 employees in the marine operations department. The agreement expires in 2003.

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

     Referenda required by the Riverboat Gambling Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana to the east of Lake County.

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

     In determining whether to grant an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A person or entity holding an owner's gaming license issued by the IGC may not own more than a ten percent interest in another such license. Legislation has been introduced during the 2000 legislative session that would allow a person or entity to own not more than two casinos and ten percent in another, to date no such legislation has been enacted. An owner's license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right pursuant to the Riverboat Gambling Act. On June 3, 1996, the Majestic Star Casino obtained a gaming license from the IGC.

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

     An Indiana admission tax of $3.00 for each person admitted to each gaming excursion is imposed upon the license owner. Legislation has been introduced in the past that would increase the admission tax to $4.00 per person, but to date, no such legislation has been enacted. The Company is unable to predict if this legislation will be reintroduced or any other legislation introduced in Indiana relative to riverboat casinos will be enacted. If legislation is enacted to increase the admission tax, the effect of such an increase could have a material impact on the results of operations of the Company. A 20% tax is imposed on the "adjusted gross receipts" received from gaming operations, which is defined under the Riverboat Gambling Act as the total of all cash and property received (including checks received by the licensee whether or not collected), less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed 2%). The gaming license owner must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Indiana laws also permit the imposition of real property taxes on Indiana riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

     The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

     The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. Any person issued an owner's gaming license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women-owned business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements. The Company for the calendar year ended December 31, 1999, has submitted unaudited reports to the IGC that it believes meets these statutory requirements.

ITEM 2.  PROPERTIES

     The Company operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. Buffington Harbor is located at the interchange of U.S. 12 and Indiana State Highway 912, a divided freeway which connects Interstate Highways 90 and 80/94.

     The Majestic Star Casino operates from the Gaming Complex, which was developed, and is owned and operated, by the BHR Joint Venture. The Gaming Complex is situated on approximately one-hundred acres and contains approximately 3,000 surface parking spaces and a 90,000 square foot land based pavilion which has a 352 seat buffet, a 110 seat steakhouse, a cocktail lounge, a gift shop, ticketing area for each casino and administrative offices. The Company's Joint Venture Partner also owns and operates a 300-room hotel facility at the Gaming Complex for the use of its customers.

     Through October 19, 1997, the Company conducted all gaming on the Chartered Vessel. The Permanent Vessel, owned by the Company, was placed into service on October 27, 1997 at a cost of approximately $50.1 million. The Permanent Vessel contains approximately 43,000 square feet of casino space on three decks, 1,410 slot machines and 57 table games. The Permanent Vessel has an atrium and escalators in addition to elevators and stair towers to move passengers more freely between the various levels. With the Permanent Vessel in service, the Company believes that its casino facility should meet its operating needs for the foreseeable future.

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

     On July 16, 1999, a complaint was filed in a Michigan state court in Detroit, Michigan, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a patron, claims to have been overserved alcohol by the Company and then was injured as a result of a slip and fall on an escalator at BHR and is now requesting compensatory and punitive damages of $55.0 million. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                             Year Ended December 31,
                                    -------------------------------------------
                                       1999       1998        1997      1996(1)
                                    -------------------------------------------
                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net Operating Revenues..........  $ 119,847  $ 114,263   $ 94,543   $ 54,221
  Pre-opening Costs...............         --         --      1,254      4,587
  Operating Income (Loss).........     18,931     13,685        607        (48)
  Interest Expense, Net...........     14,605     14,991     11,046      6,399
  Net Income (Loss)
      Before Extraordinary Item...      1,478     (4,473)   (13,887)    (8,887)
  Extraordinary Item..............    (15,238)        --         --         --
  Net Income (Loss)...............    (13,760)    (4,473)   (13,887)    (8,887)
  Ratio of Earnings to Fixed
      Charges.....................         --         --         --         --

OTHER DATA
  Adjusted EBITDA:................     27,307     23,219     12,701     10,738

                                              At December 31,
                                    -------------------------------------------
                                       1999       1998        1997       1996
                                    --------    -------     --------   --------

Cash and Cash Equivalents.........   $ 20,145   $ 17,295   $  8,084    $ 8,936
   Restricted Cash................      7,358         --     11,905     51,689
   Investment in BHR, Net.........     38,146     40,749     43,542     44,947
   Total Assets...................    133,150    125,261    134,762    142,384
   Current Liabilities............     21,311    11, 109     11,699      8,141
   Long-Term Debt.................    128,922    108,390    110,829    108,121
   Total Liabilities..............    150,233    128,259    133,286    127,021
   Members' Equity................    (17,083)    (2,998)     1,476     15,363

_________
NOTES:
(1)  The Majestic Star Casino commenced operations June 7, 1996.

(2) Adjusted EBITDA, or "earnings before interest, income taxes, depreciation, amortization and chartered vessel lease payments", is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Adjusted EBITDA excludes pre-opening expenses associated with the start-up of the Permanent Vessel and the Chartered Vessel of $1,253,758 and $4,586,879 in 1997 and 1996, respectively. Also in 1999, EBITDA excludes approximately $100,000 in costs associated with an abandoned acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information

     The discussions regarding results of operations do not include The Majestic Star Casino Capital Corp., a wholly owned subsidiary of the Company that was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the offering of 10-7/8% Senior Secured Notes and has no assets, liabilities, or operations.

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

Results of Operations

     The discussion of results of operations contained herein provides a comparison of the year ended December 31, 1999 with the year ended December 31, 1998 and the year ended December 31, 1998 with the year ended December 31, 1997.

     The following table contains, information derived from the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

       Statements of Income and EBITDA - - Percentage of Gross Revenues

                                                 For The Years Ended December 31,
                                                -----------------------------------
                                                1999            1998          1997
                                                ----            ----          ----
Revenues:
   Casino.....................................     97.6%        97.3%         97.5%
   Food and beverage..........................      1.6          1.4           1.6
   Other......................................      0.8          1.3           0.9
      Gross Revenues..........................    100.0        100.0         100.0
      less promotional allowances.............     (0.3)        (0.3)         (0.2)
      Net Revenues............................     99.7         99.7          99.8
Costs and Expenses:
   Casino.....................................     17.3         16.5          17.7
   Gaming and admission taxes.................     27.4         28.6          28.5
   Food and beverage..........................      2.0          2.1           2.0
   Advertising and promotion..................      6.7          8.9          13.4
   General and administrative.................     20.6         21.1          23.5
   Economic incentive-City of Gary............      3.0          3.0           2.9
   Depreciation and amortization..............      7.0          6.8           8.1
   Loss on disposition of assets..............       --          0.8           1.7
   Pre-opening costs..........................       --           --           1.3
                                                 ------       ------        ------
   Total......................................     84.0         87.8          99.1
Operating Income:.............................     15.7         11.9           0.7
Other Income (Expense):
   Loss on investment in BHR..................     (2.4)        (2.8)         (3.6)
   Interest income............................      0.9          0.8           1.9
   Interest expense...........................    (12.9)       (13.4)        (12.9)
   Interest expense to affiliate..............     (0.1)        (0.5)         (0.7)
                                                    ---         ----
      Total other income (expense)............    (14.5)       (15.9)        (15.3)
                                                   ----         ----          ----
Net income (loss) before extraordinary item:..      1.2         (4.0)        (14.6)
                                                    ---          ---          ----
   Loss on bond redemption....................    (12.7)          --            --
Net income (loss).............................    (11.5)        (4.0)        (14.6)

EBITDA:(1)(in millions)........................  $ 27.3       $ 23.2        $ 12.7
                                                 ======       ======        ======
NOTES:
(1) EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and, for purposes hereof, does not include Chartered Vessel lease payments) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the
Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA also excludes approximately $1.3 million of pre-opening costs of the year ended December 31, 1997.


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

1999 Compared to 1998

     Gross revenues for the year ended December 31, 1999, amounted to approximately $120,177,000, an increase of $5,576,000 over gross revenues recorded in the year ended December 31, 1998. The 4.9% increase in gross revenues was attributable to an increase in the daily win per patron.

     Casino revenues during the year ended December 31, 1999, totaled approximately $117,268,000, of which slot machines accounted for approximately $89,537,000 (76.4%) and table games accounted for approximately $27,731,000 (23.6%). The average number of slot machines in operation decreased to 1,436 during the year ended December 31, 1999, from 1,521 during the year ended December 31, 1998 due to changes in the casino floor layout including the creation of a new spacious high limit slot room and widening of aisle space for guest comfort. The average win per slot machine per day increased to approximately $171 for the year ended December 31, 1999, from approximately $155 during the year ended December 31, 1998. The average number of table games in operation during the year ended December 31, 1999, decreased to 58 from 61 during the year ended December 31, 1998 principally due to the removal of eight poker tables in mid-March, 1999. The average win per table game per day during the year ended December 31,1999, increased to approximately $1,314, compared to approximately $1,113 during the year ended December 31, 1998. The average daily win per state passenger count was approximately $37 and the average daily win per patron was approximately $67 during the year ended December 31, 1999, compared to an average daily win per state passenger count of approximately $32 and an average daily win per patron of approximately $57 for the twelve months ended December 31, 1998.

     Food and beverage revenues for the twelve months ended December 31, 1999, totaled approximately $1,949,000 or 1.6% of gross revenues, compared to approximately $1,643,000 or 1.4% of gross revenues for the twelve months ended December 31, 1998. The $306,000 increase in food and beverage revenues is attributed to an overall increase in the number of customers served. Other revenues totaled approximately $960,000, or 0.8% of gross revenues for the twelve months ended December 31, 1999, consisted primarily of commission income compared to approximately $1,477,000 during the twelve months ended December 31, 1998. Other revenues during the year ended December 31, 1998 included a non-recurring lump sum payment of $504,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces to be utilized by the Joint Venture Partner for the construction of a hotel facility.

     Promotional allowances (complementaries) included in the Company's gross food revenues for the year ended December 31, 1999, and 1998, were approximately $330,000 and $337,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 1999, and 1998, totaled approximately $758,000 and $567,000, respectively, and are characterized in the financial statements as an expense. BHR invoices the Company monthly for these promotional allowances at cost, which approximates retail value.

     Casino operating expenses for the year ended December 31, 1999, totaled approximately $20,850,000, or 17.3% of gross revenues and 17.8% of casino revenues, respectively, compared to approximately $18,853,000, or 16.5% of gross revenues and 16.9% of casino revenues, respectively, for the year ended December 31, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,997,000 in casino operating expenses is primarily attributed to an increase of approximately $1,124,000 for gaming equipment rental and approximately $774,000 for expenses associated with the Club Majestic.

     Gaming and admissions taxes totaled approximately $32,900,000 for the year ended December 31, 1999, compared to approximately $32,722,000 for the year ended December 31, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $3,626,000 was paid during the year ended December 31, 1999, compared to approximately $3,456,000 in the year ended December 31, 1998, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

     Advertising and promotion expenses for the year ended December 31, 1999, totaled approximately $8,035,000, or 6.7% of gross revenues, compared to approximately $10,156,000, or 8.9% of gross revenues during the year ended December 31, 1998. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $2,121,000 or 20.9% decrease in advertising and promotion expenses during the year ended December 31, 1999, was primarily the result of redirecting the Company's marketing dollars to target or direct marketing from mass marketing and special events combined with a significant reduction in the amount of chartered bus passengers.

     General and administrative expenses for the year ended December 31, 1999, were approximately $24,738,000, or 20.6% of gross revenues, compared to $24,222,000, or 21.1% of gross revenues, during the year ended December 31, 1998. These expenses included approximately $7,120,000 for berthing fees paid to BHR, $6,109,000 for marine operations including housekeeping, and $2,348,000 for security and surveillance operations during the year ended December 31, 1999. The dollar increase of $516,000 in these expenses is primarily attributed to an increase for property taxes and utilities during the year ended December 31,

1999.

     Depreciation and amortization for the year ended December 31, 1999, was approximately $8,375,000, or 7.0% of gross revenues, compared to approximately $7,820,000, or 6.8% of gross revenues, during the twelve months ended December 31, 1998. The dollar increase of $555,000 in depreciation and amortization expense for the twelve months ended December 31, 1999, is primarily attributable to the increased expense associated with machinery and equipment placed into service during the past year and the increase in amortization of deferred financing costs associated with the issuance of the $130.0 million of 10-7/8% Senior Secured Notes. Also amortization includes approximately $100,000 in costs associated with an abandoned acquisition in 1999.

     Operating income for the twelve months ended December 31, 1999, was approximately $18,931,000, or 15.7% of gross revenues, compared to an operating income for the year ended December 31, 1998 of $13,685,000, or 11.9% of gross revenues. During the twelve months ended December 31, 1998, the Company had a net loss on the disposition of assets totaling approximately $958,000. The $5,246,000 or 38.3% increase in operating income is principally attributable to the increase in the average daily win per patron to $67 during the year ended December 31, 1999 from $57 during the year ended December 31, 1998, combined with a 20.9% decrease in overall marketing expenses.

     Net interest expense for the year ended December 31, 1999, was $14,605,000, or approximately 12.2% of gross revenues, compared to $14,991,000, or approximately 13.1% for the same period last year. The $386,000 decrease in net interest expense is primarily attributed to the elimination of the contingent interest on the refinanced 12-3/4% Senior Secured Notes and the repayment of the $8.8 million demand note to BDI. For the year ended December 31, 1999, the Company paid accrued contingent interest on its 12-3/4% Senior Secured Notes of approximately $3,018,000 as part of its refinancing of the 12-3/4% Senior Secured Notes.

     The Company's expense on the redemption of its 12-3/4% Senior Secured Notes was approximately $15,238,000 and is classified as an extraordinary item and the loss relating to its investment in BHR for the year ended December 31, 1999, was approximately $2,848,000. The loss on this investment represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization).

     As a result of the foregoing, the Company realized income before the extraordinary item of $1,478,000 during the year ended December 31, 1999 compared to a loss of $4,473,000 in the year ended December 31, 1998. Net losses were approximately $13,760,000 and $4,473,000 during the years ended December 31, 1999, and 1998, respectively.

1998 Compared to 1997

     Gross revenues for the year ended December 31, 1998, amounted to approximately $114,601,000, an increase of approximately

$114,601,000, an increase of approximately $19,888,000 or 21.0% from gross revenues recorded in the year ended December 31, 1997. The increase was attributable to the increased capacity associated with the Permanent Vessel combined with an aggressive marketing strategy designed to increase the total number of passengers.

     Casino revenues during the year ended December 31, 1998 totaled approximately $111,481,000 of which slot machines accounted for approximately $85,176,000 (76.4%) and table games accounted for approximately $26,305,000 (23.6%). The average number of slot machines in operation increased to 1,521 during the year ended December 31, 1998 from 924 during the year ended December 31, 1997. The average win per slot machine per day decreased to $155 for the year ended December 31, 1998 from approximately $187 during the year ended December 31, 1997. During the year ended December 31, 1998, slot machine capacity and coin-in increased by approximately 64% and 25%, respectively, compared to the year ended December 31, 1997, resulting in a lower win per slot machine per day. The average number of table games in operation during the year ended December 31, 1998 increased to 61 from 50 during the year ended December 31, 1997. The average win per table game per day during the year ended December 31, 1998 declined to approximately $1,113 versus $1,247 in the year ended December 31, 1997, due primarily to a 22% increase in table unit capacity and a 0.6% decrease in the table game hold percentage. The average daily win per state passenger count was $32 and the average daily win per patron was $57 during the year ended December 31, 1998, a decrease of less than 1.0% and an increase of less than 1.0%, respectively, compared to the year ended December 31, 1997.

     Food and beverage revenue for the year ended December 31, 1998, totaled approximately $1,643,000, or 1.4% of gross revenues, compared to approximately $1,559,000, or 1.6% of gross revenues for the year ended December 31, 1997. Other revenue, consisting primarily of commission income and a non-recurring lump sum payment of $504,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces totaled approximately $1,477,000, or 1.3% of gross revenues for the year ended December 31, 1998, compared to approximately $849,000 or 0.9% of gross revenues for the year ended December 31, 1997. The dollar increase in food and beverage revenue as well as other revenue was principally attributable to the increased capacity associated with the Permanent Vessel.

     Promotional allowances (complementaries) included in the Company's 1998 and 1997 gross food revenues were approximately $337,000 and $169,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by the BHR Joint Venture, totaled approximately $567,000 in 1998 and $646,000 in 1997, and are characterized in the financial statements as an expense to the casino. The BHR Joint Venture invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances. Overall, promotional allowances increased slightly in the aggregate as a result of increased capacity. The Company was able to more effectively utilize facilities on board the vessel as opposed to those operated by the BHR Joint Venture, thus altering the ratio of complementaries provided by the Company compared to those provided by the BHR Joint Venture.

     Casino operating expenses for the year ended December 31, 1998, totaled approximately $18,853,000, or 16.5% and 16.9% of gross revenues and casino revenues, respectively, compared to approximately $16,758,000, or 17.7% and 18.2%, respectively, for the year ended December 31, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The increase of approximately $2,095,000 or 12.5% in casino operating expenses is primarily attributed to an increase in payroll expenses of which table games accounted for approximately $1.0 million and slots accounted for approximately $320,000. Also, approximately $800,000 is associated with general expenses related to operating the larger Permanent Vessel, including approximately $300,000 for gaming equipment rental.

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

     Advertising and promotion expenses for the year ended December 31, 1998 totaled approximately $10,156,000, or 8.9% of gross revenues, compared to approximately $12,709,000, or 13.4% of gross revenues, during the year ended December 31, 1997. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments as well as promotions, advertising and special events. The $2,553,000, or 20.1%, decrease in advertising and promotion expenses in both dollars and as a percentage of gross revenues during the year ended December 31, 1998 compared to the year ended December 31, 1997, was primarily the result of the Company redirecting its marketing dollars. During the first half of 1998 the Company focused its marketing dollars on mass marketing to build the customer database. Also, beginning late third quarter and all of the fourth quarter, the Company redirected its marketing dollars to target or direct marketing and also significantly reduced the amount of chartered bus passengers from approximately 10.0% to approximately 3.0% of total passengers.

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

     Depreciation and amortization for the year ended December 31, 1998, was approximately $7,820,000, or 6.8% of gross revenues, compared with approximately $7,700,000, or 8.1% of gross revenues, during the year ended December 31, 1997. The $120,000 or 1.6% increase is attributed to approximately $51,000 in depreciation expense associated with the acquisition of additional slot machines in mid-1998 and the write off of organization costs with a net book value of approximately $69,000 in the fourth quarter of 1998.

     Operating income for the year ended December 31, 1998, was approximately $13,685,000, or 11.9% of gross revenues, compared to approximately $607,000, or 0.6% of gross revenues, in the year ended December 31, 1997. The results included approximately $755,000 in expenses associated with the lease and subsequent termination of the Chartered Vessel lease agreement effective March 1, 1998, losses on disposal of assets previously utilized on the Chartered Vessel of approximately $755,000 in 1998 and $1,603,000 in 1997, losses on disposal of slot machines of approximately $204,000 replaced in 1998, and approximately $1,254,000 in preopening costs associated with the development of the Permanent Vessel in 1997. The increase in operating income is principally attributable to the increase in vessel capacity which allowed the Company to achieve higher gross revenues in 1998 based upon increased passenger counts.

     Net interest expense for the year ended December 31, 1998 was approximately $14,991,000, or 13.1% of gross revenues, compared to approximately $11,046,000, or 11.7% of gross revenues, for the year ended December 31, 1997. The increase in net interest expense is attributed to the increase in contingent interest associated with increased income and the additional interest expense associated with the financing of additional slot machine equipment in late 1997 for use on the Permanent Vessel. Also approximately $2,317,000 of interest was capitalized in 1997. The Senior Secured Notes carry a coupon interest rate of 12.75%, plus contingent interest equal to 5% of the Company's Consolidated Cash Flow, as defined, (not to exceed $3 million annually), both payable semi-annually. The payment of contingent interest can be deferred under certain conditions. The contingent interest ordinarily payable on May 15, 1998, and November 15, 1998, was deferred, as allowed under the Indenture. As of December 31, 1998 and 1997, the Company had accrued contingent interest of approximately $2,444,000 and $1,253,000, respectively. To date, no contingent interest has been paid.

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

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

     EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. EBITDA (excluding approximately $100,000 in costs associated with an abandoned acquisition) was approximately $27,307,000, or 22.7% of gross revenues, during the year ended December 31, 1999, compared to approximately $23,219,000, or 20.3% of gross revenues, (excluding loss on disposal of assets of approximately $958,000 and Chartered Vessel lease and termination payments of approximately $755,000) during the year ended December 31, 1998. EBITDA increased approximately $4,088,000 or 17.6% during fiscal 1999, compared to 1998. The percentage and dollar increase in EBITDA during the year is primarily the result of the increase in the average daily win per patron to $67 during the year ended December 31, 1999 from $57 during the year ended December 31, 1998, combined with an overall reduction in marketing expenses.

     EBITDA (excluding loss on disposal of assets of approximately $958,000 and Chartered Vessel lease and termination payments of approximately $755,000 in 1998 and Chartered Vessel lease payments of approximately $1,537,000 in 1997) was approximately $23,219,000, or 20.3% of gross revenues, during the year ended December 31, 1998, compared to approximately $12,701,000, or 13.4% of gross revenues, during the year ended December 31, 1997. EBITDA increased approximately $10,518,000 or 82.8% during fiscal 1998, compared to 1997. The percentage and dollar increase in EBITDA during the year ended December 31, 1998, is primarily the result of increased capacity associated with the Permanent Vessel combined with an aggressive marketing strategy and strong operating margins.

     EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

     During June 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006. In October 1999, the Company successfully completed an exchange of its privately placed $130.0 million 10-7/8% Senior Secured Notes Series A for $130.0 million 10-7/8% Senior Secured Notes Series B that are registered with the Securities and Exchange Commission. The net proceeds from the offering were utilized in part to redeem $99.0 million principal amount of the Company's 12-3/4% Senior Secured Notes due 2003 with Contingent Interest. During June 1999, approximately $4.2 million of the net proceeds were utilized for fees to fund the repurchase and approximately $7.5 million of the net proceeds were classified as restricted cash to effect a covenant defeasance of the $6.0 million of remaining 12-3/4% Senior Secured Notes due 2003 with Contingent Interest. Holders of the outstanding 10-7/8% Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

     At December 31, 1999, the Company had cash and cash equivalents of approximately $20.1 million, excluding both the restricted cash being held to defease the remaining $6.0 million of 12-

3/4% Senior Secured Notes and $3.6 million of cash being held as a deposit for off-site obligations. During 1999, the Company spent approximately $3.9 million for property and equipment, including approximately $1.3 million for slot machines and gaming equipment, approximately $1.3 million for the construction of and furnishings for two VIP lounge facilities, approximately $800,000 for upgrading the Permanent Vessel, for surveillance equipment, and for barge and leasehold improvements, and approximately $500,000 for upgrading computer equipment and software. In 1999, the Company also contributed approximately $245,000 from working capital to the BHR Joint Venture for general enhancements.

     The Company has met its capital requirements to date through net cash from operations, capital contributions and loans. For the year ended 1999, net cash provided from operations totaled approximately $12.1 million compared to approximately $7.0 million for the year ended 1998. During the year ended December 31, 1999, approximately $4.3 million in cash was used by investing activities, compared to $6.9 million provided by investing activities for the year ended December 31, 1998. The majority of this $11.9 million change was caused by cash being released from restriction (primarily the completion reserve account) during the year ended December 31, 1998. Net cash used by financing activities was $5.0 million for the year ended December 31, 1999, compared to $4.6 million for the year ended December 31, 1998. This change was caused by the net impact of the debt refinancing, including the restriction of cash for the covenant defeasance. During 1999, the Company also repaid an $8.8 million demand note representing monies originally borrowed from BDI in 1996.

     As of December 31, 1999, outstanding debt included: (i) $130.0 million principal amount of 10-7/8% Senior Secured Notes due 2006; (ii) $6.0 million principal amount of 12-3/4% Senior Secured Notes; and (iii) $3.2 million of equipment financing obligations, including related use taxes. The 10-7/8% Senior Secured Notes are secured by substantially all current and future assets other than certain excluded assets. On August 2, 1999, the Company established a new $20.0 million credit facility, which is also secured by substantially all current and future assets other than certain excluded assets. The lien on the collateral securing this credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. The $20.0 million credit facility was undrawn and fully available as of December 31, 1999.

     Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116.0 million for its casino and associated infrastructure in the City over the next five years. The Company has met this commitment. The remaining portion of the development commitment is $10.0 million for off-site development in the City by 1999 with the particular projects to be agreed to by the City. With respect to the off-site development commitment, the Company arranged for a $12.5 million surety bond which provides collateral for the completion of this obligation. The Company has deposited $3.6 million with a bank to guarantee a letter of credit which benefits the bonding company that provided the surety bond. The date for the Company's off-site development commitment has been mutually extended by the Company and the City to April, 2000. Don H. Barden, Chairman and CEO of the Company, through an affiliated company known as Gary New

Century, LLC ("GNC") has entered into an agreement with the City to purchase approximately 190 acres of land including the harbor adjacent to the Buffington Harbor Gaming Complex. The off-site development commitment is anticipated to be satisfied with the purchase of this land. Mr. Barden has already funded $1.0 million of the $25.0 million purchase price. The initial purchase of the ground is subject to various approvals and is expected to close in April, 2000. GNC is in the process of conducting an economic feasibility study with respect to the development of the land. Future development on the land by GNC may include hotels, retail and other entertainment facilities. The $3.6 million in cash deposited by the Company to guarantee a letter of credit is anticipated to be returned to the Company upon satisfaction of the off-site development obligations.

     The Company anticipates that additional capital contributions, currently estimated to be between $300,000 to $500,000, for an emergency back-up generator, additional shuttle busses, and a food service area upgrade may be required for the BHR facilities. It is also anticipated that a portion of the land to be purchased by GNC will be sold by Mr. Barden to a joint venture to be formed by the Joint Venture Partner and the Company in order to jointly construct and operate a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 2,050 covered parking spaces and indoor access to the BHR Gaming Complex. The parking project is estimated to cost approximately $38.5 million including approximately $15.0 million for the land. Customers currently either park their automobiles in a parking lot or use valet parking services. The Company currently expects to contribute approximately $3.5 to $5.0 million of capital toward the project and to fund such further investments from operations and/or loans. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to BHR, thereby providing opportunities to increase its net revenues and cash flow. There can be no assurance that the harbor or the property on which the garage is to be built will be acquired or that such a facility will be constructed or that the garage will be built on terms favorable to the Company at all.

     Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease was rent free through December 29, 1997, and subject to certain conditions, such as progress towards permits for a new harbor, has been extended to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly payment of $125,000. BHR anticipates filing the requisite regulatory permits during the coming year. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time. The property leased by BHR is included as part of the 190 acres previously discussed herein and the requirement to pursue certain regulatory permits would no longer apply once the land has been purchased by the affiliate of Mr. Barden.

     Based upon the Company's anticipated future operations on board the Permanent Vessel and capital expenditures, management believes that the available cash flow from the Company's future operations and certain planned equipment financings, and the $20.0 million line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, and its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for 2000. No assurance can be given, however, that operating cash flow from the Permanent Vessel, in light of increased competition principally, as a result of dockside gambling in Illinois and the purchase of certain Indiana gambling facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Year 2000 Readiness

     The approach of the year 2000 was expected to be a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management undertook a comprehensive assessment of the Company's exposure to the Year 2000 Issue and implemented initiatives to ensure that the Company was year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The computer programs utilized in the Company's operations were upgraded, and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs of approximately $110,000 associated with the Year 2000 Issue were expensed as incurred, while the costs of new software was capitalized and amortized over the software's useful life. The Company did not materially alter its expenditures while addressing the Year 2000 Issue, nor was the Company affected by any material changes in revenues from customers as a result of the Year 2000 Issue. The Company does not expect to incur any additional costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs are year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1999. The Company does not have directors since it is a limited liability company.

                              Executive Officers

          Name and Age                  Position(s) Held
          ------------                  ----------------
          Don H. Barden, 56             Chairman, President, and Chief Executive
                                        Officer
          Michael E. Kelly, 38          Vice President, Chief Operating and
                                        Financial Officer
          David M. Wolf, 43             Vice President of Administration

     DON H. BARDEN is the Chairman, President, and Chief Executive Officer of the Company as well as Chairman and President of BDI, with responsibility for key policy making functions. Mr Barden is also the President and CEO of a group of companies which he owns and operates. Over the past 30 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade.

     MICHAEL E. KELLY is the Vice President, Chief Operating and Financial Officer of the Company since January 1, 1999, with overall responsibility for the daily operations. Mr. Kelly also serves as the Company's General Manager. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of the Company with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly also assumed initially on an interim basis the responsibility for management of daily operations and related activities of the Company effective October 17, 1998.
Mr. Kelly is a Vice President of BDI. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgeralds Tunica where he was responsible for operations, finance, regulatory affairs, legal and strategic planning and involved in the design and development of a new dockside gaming facility in Robinsonville, Mississippi. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates, with responsibility for finance, legal, regulatory affairs, investor relations and administration. Mr. Kelly also participated in the design and development of riverboat casino operations at both Joliet, Illinois, and Hammond, Indiana, while employed by the Empress River Casino Corporation. From 1982 to 1991, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, and the Fitzgeralds Group in Reno and Las Vegas, Nevada.

     DAVID M. WOLF has served as Vice President of Administration of the Company since March 1, 1999. Mr. Wolf has responsibility for finance, management information systems, regulatory affairs, risk management and administration. From February 1997 through February 1999, Mr. Wolf was Director of Finance of the Company. From 1981 to 1997, Mr. Wolf was employed in various senior finance and administrative positions by Harrahs Hotel and Casino, Trump Plaza Hotel and Casino and Tropicana Hotel and Casino in Atlantic City, New Jersey.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned for services performed for the Company during the three fiscal years in the period ended December 31, 1999 by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation (1)

                                                                                    All Other
                                           Fiscal                                  Compensation
Name and Position                           Year      Salary ($)    Bonus ($)        ($) (2)
-----------------                          ------     ----------    ---------      ------------
Don H. Barden (3)                           1999       289,000            --          1,139
President and Chief Executive Officer       1998       275,000            --          1,120
                                            1997       275,000            --          1,170

Michael E. Kelly (4)                        1999       275,000        70,000         14,919
Vice President, Chief Operating and         1998       180,000        45,000         14,378
 Financial Officer                          1997       180,000        45,000         43,417

David M. Wolf (5)                           1999       126,000        10,000          7,580
Vice President of Administration            1998        94,144         3,462          2,607
                                            1997        84,423            --         28,240

____________
NOTES:
(1) The incremental cost to the Company of providing perquisites and other personal benefits during the past three fiscal years did not exceed, as to any "Named Executive Officer", the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(2) Amounts represent contractual payments under individual employment agreements. In fiscal 1999, the Company contributed 401(k) match of $7,601 and $4,079 to Messrs. Kelly and Wolf, respectively. Messrs. Kelly and Wolf were also reimbursed $2,469 and $2,509 for non-deductible medical plan expenditures. Mr. Kelly also received $2,435 for non-deductible medical plan expenditures related to 1998, paid in 1999. In 1999, life insurance premiums of $1,139, $2,414, and $992 were paid on behalf of Messrs. Barden, Kelly and Wolf, respectively. In fiscal 1998, the Company contributed 401(k) match of $7,313 and $1,975 to Messrs. Kelly and Wolf. Mr. Kelly was also reimbursed $1,402 for non-deductible medical plan expenditures. Mr. Kelly also received $3,629 for non-deductible medical plan expenditures related to 1997, paid in 1998. In 1998, life insurance premiums of $1,120, $2,034 and $632 were paid on behalf of Messrs. Barden, Kelly and Wolf. In fiscal 1997, the Company contributed 401(k) match of $6,750 to Mr. Kelly. Mr. Kelly was also reimbursed $1,417 for non-deductible medical plan expenditures. Mr. Kelly also received $1,740 in lieu of not having established a 401(k) plan in 1996, $7,615 for unused vacation time, and $24,000 for non-vested stock options related to a previous employer. Mr. Wolf received $27,714 for reimbursable relocation expenses in 1997. In 1997, insurance premiums of $1,170, $1,895 and $526 were paid on behalf of Messrs. Barden, Kelly, and Wolf, respectively.

(3)  Mr. Barden became a paid employee of the Company in April 1996.

(4) Mr. Kelly joined the Company as Vice President and CFO in April 1996. Mr. Kelly assumed on an interim basis the duties of Chief Operating Officer effective October 17, 1998. Effective January 1, 1999, Mr. Kelly was employed as Vice President, Chief Operating and Financial Officer.

(5) Mr. Wolf joined the Company as Director of Finance in February 1997. Mr. Wolf was promoted to Vice President of Administration effective March 1, 1999.

Employment Agreements

     Mr. Barden serves as Chairman and President of the Company, pursuant to a letter agreement dated as of April 25, 1996. Effective September 6, 1999, Mr. Barden will receive compensation of $325,000 as an employee.

     Mr. Kelly serves as Vice President, Chief Operating and Financial Officer pursuant to a two-year employment agreement with the Company, effective as of January 1, 1999. Effective January 1, 1999, Mr. Kelly will receive base compensation of $275,000 per year and can also earn annual incentive compensation based upon his performance and the performance of the Company. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to four times his base salary and other customary employee benefits, including participation in our 401(k) plan. Mr. Kelly is also entitled to additional compensation (as defined in the agreement) upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

     Mr. Wolf serves as Vice President of Administration pursuant to a two-year employment agreement, effective as of March 1, 1999. Effective October 4, 1999, Mr. Wolf will receive base compensation of $150,000 per year and can also earn annual incentive compensation based upon his performance and the performance of the Company. Mr. Wolf is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus six months thereafter. Mr. Wolf's employment agreement contains other terms substantially similar to that of Mr. Kelly's including certain non-competition provisions with a duration of 12 months following termination of his employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 15, 2000, with regard to the beneficial ownership of the membership interests in the Company.

          Name and Address of Beneficial Owner                      % Ownership
          ------------------------------------                      -----------
               Don H. Barden                                        100.0% (1)
               400 Renaissance Center, Suite 2400
               Detroit, Michigan 48243

________
NOTE:
(1) Includes the membership interests in the Company beneficially owned directly by BDI and indirectly by BDI and Barden Management, Inc. ("BMI") through Gary Riverboat Gaming, LLC ("GRG"). Mr. Barden is the beneficial owner of 100% of BDI, BMI and GRG.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note to and Advances from Principal Member

     By December 31, 1995, the Company had been capitalized by its members with $35.0 million, of capital contributions, including interest earned thereon. Effective March 31, 1996, $10.8 million of the contributions of BDI was reclassified as indebtedness payable to BDI, evidenced by the Note to Principal Member. In September 1998, the Company paid $2.0 million of the amount outstanding under the note to BDI, and repaid the remaining balance of approximately $8.8 million in May 1999.

     BDI has loaned the Company additional amounts required to fund the ongoing cost of completing the Majestic Star Casino and the Gaming Complex pursuant to an additional promissory note. These loans totaled $18,097,299 at their largest principal amount, and were repaid with interest at 5% per annum with proceeds from the sale of the Company's Senior Secured Notes in May 1996.

Management Agreement

     A Management Agreement was entered into June 18, 1999, with BDI to provide for, among other things, a management fee payable by the Company to BDI for acting as the manager. The fees for each fiscal quarter will be equal to 5% of the Company's Consolidated Cash Flow for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Indenture governing the Notes or if the Company does not meet certain financial ratios as provided in the Indenture. For the three month period ended September 30, 1999 approximately $325,000 was paid to BDI in accordance with the Management Agreement. In February, 2000 approximately $282,000 was paid to BDI in accordance with the Management Agreement for the three month period ended December 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements of the Company:
         Report of Independent Accountants.........................................................................   F-1
         Balance Sheets as of December 31, 1999 and 1998...........................................................   F-2
         Statements of Income for the years ended December 31, 1999, 1998 and 1997.................................   F-3
         Statements of Changes in Members' Equity for the years ended
           December 31, 1999, 1998, and 1997.......................................................................   F-4
         Statements of Cash Flows for the years ended..............................................................   F-5
           December 31, 1999, 1998, and 1997
         Notes to the Financial Statements.........................................................................   F-6

         Financial Statements of the BHR Joint Venture:
         Report of Independent Accountants,........................................................................  F-17
         Balance Sheets at December 31, 1999 and 1998..............................................................  F-18
         Statements of Operations for the years ended December 31, 1999, 1998, and 1997............................  F-19
         Statements of Members' Capital for the years ended
           December 31, 1999, 1998, and 1997.......................................................................  F-20
         Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997............................  F-21
         Notes to the Financial Statements.........................................................................  F-22

2.      Financial Statement Schedules:
        Report of Independent Accountants..........................................................................  F-25
        Schedule II - Valuation and Qualifying Accounts............................................................  F-26

3.  Exhibits

Exhibit No.                  Description
-----------                  ---------------------------------------------------
3.1                          Amended and Restated Articles of Organization of
                             LLC, filed as Exhibit 3.1 to the Company's The
                             Majestic Star Casino, Registration Statement, No.
                             333-06489, and incorporated herein by reference.

3.2 Third Amended and Restated Operating Agreement of Casino, LLC dated as of March 29, 1996, filed as The Majestic Star Exhibit 3.2 to theCompany's Registration Statement, No.333-06489, and incorporated herein by reference.

3.3 First Amendment of Third Amended and Restated Majestic Star Casino, LLC, dated as of June 18, Operating Agreement of The 1999, filed as Exhibit
                             3.3 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

3.4 Articles of Incorporation of The Majestic Star Casino Capital Corp., filed as Exhibit 3.4 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

3.5 Bylaws of The Majestic Star Casino Capital Corp., filed as Exhibit 3.5 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.2 Indenture, dated as of May 22, 1996, by and between The Majestic Star Casino, LLC, IBJ Schroder Bank & Trust Company, as Trustee, with respect to the 12-3/4% Senior Secured Notes due 2003 with Contingent Interest (the "2003 Senior Notes") and the 12-3/4% Senior Exchange Secured Notes due May 15, 2003 with Contingent Interest (the "2003 Senior Exchange Notes"), filed as Exhibit 4.2 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.3 Form of 2003 Senior Note and 2003 Senior Exchange Note (included in Exhibit 4.2), filed as Exhibit
                             4.3 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

4.9 Purchase Agreement, dated as of June 15, 1999, by and among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., and Jefferies & Company, Inc., filed as Exhibit 1.1 to the Company's Registration Statement No. 333-85089, and incorporated herein by reference.

4.10                         First Supplemental Indenture, dated as of June 18,
                             1999, by and between The

          Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company, as Trustee, with respect to the 2003 Senior Notes and the 2003 Senior Exchange Notes, filed as Exhibit 4.2 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.11 Indenture, dated as of June 18, 1999, by and among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., and IBJ Whitehall Bank & Trust Company, as Trustee, with respect to the 10-7/8% Senior Secured Notes due 2006 (the "2006 Senior Notes") and the 10-7/8% Senior Exchange Secured Notes (the "2006 Senior Exchange Notes"), filed as Exhibit 4.3 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.12      Form of 2006 Senior Note and 2006 Senior Exchange Note (included in
          Exhibit 4.11), filed as Exhibit 4.3 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.13 Security Agreement, dated as of June 18, 1999, by and between The Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company, filed as Exhibit 4.4 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.14 Trademark Security Agreement, dated as of June 18, 1999, by and between The Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company, filed as Exhibit 4.5 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.15 Preferred Ship Mortgage, dated as of June 18, 1999, made by The Majestic Star Casino, LLC in favor of IBJ Whitehall Bank & Trust Company, filed as Exhibit 4.6 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.16 Pledge Agreement, dated as of June 18, 1999, by and between The Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company, filed as Exhibit 4.7 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

4.17 Pledge Agreement, dated as of June 18, 1999, by and among Barden Development, Inc., Gary Riverboat Gaming, LLC, and IBJ Whitehall Bank & Trust Company, filed as Exhibit 4.8 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

10.1 * Employment Letter Agreement dated as of April 25, 1996 by and between the Company and Don H. Barden, filed as Exhibit 10.1 to the Company's

          Registration Statement, No. 333-06489, and incorporated herein by reference.

10.2 Berthing Agreement, dated as of April 23, 1996, Buffington Harbor Riverboats, LLC, filed as between the Company and Exhibit 10.5 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.3 First Amended and Restated Operating Agreement of Riverboats, LLC, made as of October 31, 1995, by Buffington Harbor and between Trump Indiana, Inc. and the Company, as amended to date, filed as Exhibit
          10.6 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.4 Development Agreement, dated March 26, 1996, by Company and the City of Gary, Indiana, filed as and between the Exhibit 10.8 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.5 Harbor Lease Agreement, dated June 29, 1995, by Indiana, Inc. and Lehigh Portland Cement Company, and between Trump as assigned by Trump Indiana, Inc. to Buffington Harbor Riverboats, L.L.C. pursuant to the Assignment Agreement dated as of October 31, 1995, by and between Trump Indiana, Inc. and Buffington Harbor Riverboats, L.L.C., filed as
          Exhibit 10.9 to the Company' s Registration Statement, No. 333-06489, and incorporated herein by reference.

10.6 Equipment Financing Agreement dated April 5, 1996 Company and International Gaming Technology, by and between the filed as Exhibit
          10.10 to theCompany's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.7 Equipment Financing Agreement dated May 5, 1996 by Company and International Gaming Technology, and between the filed as Exhibit
          10.10 to theCompany's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.8 Master Surety Agreement by and between the Company Fidelity and Guaranty Company, filed as Exhibit and United States 10.11 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.9      Standby Letter of Credit Application and Agreement, filed as Exhibit
          10.12 to the Reimbursement and Security Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.10 Vessel Construction Contract between Majestic Star dated as of September 27, 1996 filed as Exhibit and Atlantic Marine, Inc. 10.14 to the Company's Report on Form 10-Q for the period ended September 30, 1996 is incorporated herein by reference.

10.11 Equipment Financing Agreement dated September 15, 1997 by and between the Company and PDS Financial Corporation, filed as Exhibit 10.15 to the Company's Report on Form 10-K for the period ended December 31, 1997.

10.12 Equipment Financing Agreement dated October 27, Company and PDS Financial Corporation, filed as 1997 by and between the Exhibit 10.16 to the Company's Report on Form 10-K for the period ended December 31, 1997.

10.13 * Employment Letter Agreement effective as of between the Company and Michael E. Kelly, filed January 1, 1999 by and as Exhibit 10.17 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.14* Employment Letter Agreement effective as of March 1, 1999 by and between the Company and David M. Wolf, filed as Exhibit 10.18 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.15 Loan and Security Agreement, dated as of August 2, 1999, by and between The Majestic Star Casino, LLC and Foothill Capital Corporation, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

10.16 Management Agreement, dated as of June 19, 1999, between Barden Development, Inc. and the Company (filed herewith).

27       Financial Data Schedule (EDGAR Version Only)

________
*   Denotes a management compensation arrangement.

(b)   Reports on Form 8-K

      A Form 8-K was filed on November 5, 1998 to report a change in executive officers.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
The Majestic Star Casino, LLC:

   In our opinion, the accompanying balance sheets and the related statements of income, changes in members' equity, and cash flows present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
March 22, 2000

                         THE MAJESTIC STAR CASINO, LLC
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1999 and 1998

                                                                                         1999                     1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................................   $ 20,145,044             $ 17,295,401
  Accounts receivable, less allowance for doubtful accounts of  $36,548
    and $148,608, respectively....................................................      1,995,904                  850,086
  Inventories.....................................................................         67,049                   41,948
  Prepaid expenses................................................................      1,041,748                  984,512
    Restricted Cash...............................................................      7,357,874                       --
                                                                                     ------------             ------------
    Total current assets..........................................................     30,607,619               19,171,947
                                                                                     ------------             ------------
Property, equipment, and vessel improvements, net.................................     53,550,817               55,953,220

Other Assets:
  Deferred financing costs, less accumulated amortization
    of $419,823 and $1,544,086, respectively......................................      5,205,917                2,657,129
  Deferred costs, less accumulated amortization of $3,994,262
    and $2,889,062, respectively..................................................      1,657,767                2,762,967
  Investment in Buffington Harbor Riverboats, L.L.C...............................     38,146,213               40,748,887

  Other assets and deposits.......................................................      3,981,710               3,966,710
                                                                                     ------------             ------------
       Total other assets.........................................................     48,991,607               50,135,693
                                                                                     ------------             ------------
       Total Assets...............................................................   $133,150,043             $125,260,860
                                                                                     ============             ============
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt............................................   $  8,208,002             $  1,945,724
  Accounts payable................................................................        859,087                  428,070
  Other accrued liabilities:
    Payroll and related...........................................................        936,608                1,073,801
    Interest......................................................................      7,903,260                4,216,422
    Other accrued liabilities.....................................................      3,227,147                3,039,970
    Due to Buffington Harbor Riverboats, LLC......................................        176,861                  405,010
                                                                                     ------------             ------------
Total current liabilities.........................................................     21,310,965               11,108,997

Long-term debt, net of current maturities.........................................    128,922,062              108,390,332
Note to member....................................................................             --                8,759,355
Commitments and contingencies.....................................................             --                       --
                                                                                     ------------             ------------
       Total long-term liabilities................................................    128,922,062              117,149,687
                                                                                     ------------             ------------
       Total Liabilities..........................................................    150,233,027              128,258,684
                                                                                     ------------             ------------
Members' Equity:
  Members' contributions.........................................................      24,000,000               24,000,000
  Accumulated deficit.............................................................   (41,082,984)             (26,997,824)
                                                                                     ------------             ------------
       Total members' equity......................................................    (17,082,984)              (2,997,824)
                                                                                     ------------             ------------
       Total Liabilities and Members' Equity......................................   $133,150,043             $125,260,860
                                                                                     ============             ============

    The accompanying notes are an integral part of  these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            For the Year Ended    For the Year Ended   For the Year Ended
                                                            December 31, 1999     December 31, 1998    December 31, 1997
                                                            -----------------     -----------------    ----------------
Revenues:
  Casino..................................................    $117,267,702           $111,480,624        $ 92,304,580
  Food and beverage.......................................       1,948,927              1,643,470           1,559,071
  Other...................................................         960,431              1,476,549             848,604
                                                              ------------           ------------        ------------
     Gross Revenues.......................................     120,177,060            114,600,643          94,712,255
                                                              ------------           ------------        ------------
     less promotional allowances..........................        (330,486)              (337,410)           (169,306)
     Net Revenues.........................................     119,846,574            114,263,233          94,542,949
                                                              ------------           ------------        ------------
Costs and Expenses:
  Casino..................................................      20,849,684             18,853,387          16,758,049
  Gaming and admission taxes..............................      32,899,551             32,722,100          26,956,027
  Food and beverage.......................................       2,391,531              2,390,282           1,937,290
  Advertising and promotion...............................       8,035,228             10,155,661          12,708,722
  General and administrative..............................      24,737,833             24,222,202          22,229,511
  Economic incentive - City of Gary.......................       3,626,056              3,455,705           2,789,461
  Depreciation and amortization...........................       8,375,223              7,820,276           7,700,345
  Loss on disposition of assets...........................              --                958,425           1,602,815
  Pre-opening costs.......................................              --                     --           1,253,758
                                                              ------------           ------------        ------------
     Total costs and expenses.............................     100,915,106            100,578,038          93,935,978
                                                              ------------           ------------        ------------
     Operating income.....................................      18,931,468             13,685,195             606,971
                                                              ------------           ------------        ------------
Other Income (Expense):
  Loss on investment in
  Buffington Harbor Riverboats, L.L.C.....................      (2,848,004)            (3,167,459)         (3,447,944)
  Interest income.........................................       1,058,213                860,240           1,831,187
  Interest expense........................................     (15,496,091)           (15,325,869)        (12,260,715)
  Interest expense to affiliate...........................        (167,455)              (525,430)           (616,691)
                                                              ------------           ------------        ------------
     Total other income (expense).........................     (17,453,337)           (18,158,518)        (14,494,163)
                                                              ------------           ------------        ------------
  Income (loss) before extraordinary item.................    $  1,478,131           $ (4,473,323)       $ 13,887,192)



Extraordinary Item:
  Loss on bond redemption.................................     (15,238,156)                    --                  --
                                                              ------------           ------------        ------------
     Net income (loss)....................................    $(13,760,025)          $ (4,473,323)       $(13,887,192)
                                                              ============           ============        ============

   The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   Retained
                                                   Earnings           Total
                                   Capital       (Accumulated       Members'
                                Contributions      Deficit)          Equity
                                -------------      --------          ------
Balance, December 31, 1996....    $24,000,000    $ (8,637,309)    $ 15,362,691
  Net loss....................             --     (13,887,192)     (13,887,192)
                                  -----------    ------------     ------------
Balance, December 31, 1997....    $24,000,000    $(22,524,501)    $  1,475,499
  Net loss....................             --      (4,473,323)      (4,473,323)
                                  -----------    ------------     ------------
Balance, December 31, 1998....    $24,000,000    $(26,997,824)    $ (2,997,824)
  Net loss....................             --     (13,760,025)     (13,760,025)
Cash distribution to members..             --        (325,135)        (325,135)
                                  -----------    ------------     ------------
Balance, December 31, 1999....    $24,000,000    $(41,082,984)    $(17,082,984)
                                  ===========    ============     ============

  The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     For the Year Ended   For the Year Ended    For the Year Ended
                                                                     December 31, 1999    December 31, 1998     December 31, 1997
                                                                     -----------------    -----------------     -----------------
Cash Flows From Operating Activities
Net loss...........................................................    $ (13,760,025)         $(4,473,323)        $(13,887,192)
Adjustment to reconcile net loss to net cash
   provided by operating activities
   Depreciation....................................................        6,322,363            5,949,639            5,764,612
   Amortization....................................................        2,052,860            1,870,637            1,935,733
   Loss on investment in Buffington Harbor Riverboats, LLC.........        2,848,004            3,167,459            3,447,944
   Loss on bond redemption.........................................       15,238,156                   --                   --
   Loss on disposal of chartered vessel improvements...............               --              958,425            1,602,815
   (Increase) decrease in accounts receivable, net.................       (1,145,818)              29,801             (322,071)
   Increase in inventories.........................................          (25,101)              (8,231)              (9,066)
   (Increase) decrease in prepaid expenses.........................          (57,236)              11,375              173,981
   (Increase) decrease in other assets.............................       (3,224,105)              36,683             (224,128)
   Increase (decrease) in accounts payable.........................          431,017           (1,091,165)             975,081
   Increase (decrease) in accrued payroll and other expenses.......         (137,193)            (379,988)             860,297
   Increase (decrease) in accrued interest.........................        3,686,838            1,139,910              607,814
   Increase (decrease) in other accrued liabilities................          (77,899)            (249,589)           1,270,264
                                                                       -------------          -----------         ------------
          Net cash provided by operating activities................       12,151,861            6,961,633            2,196,084
                                                                       -------------          -----------         ------------

Cash Flows From Investing Activities
   Acquisition of property, equipment and vessel improvements......       (3,919,960)          (2,099,921)         (39,641,158)
   Sale of slot equipment..........................................               --              427,050                   --
   Sale of telephone equipment.....................................               --               16,000                   --
   Decrease in Chartered Vessel deposit............................               --              609,274            1,108,264
   Increase in deposits............................................          (15,000)          (3,600,000)                  --
   Investment in Buffington Harbor Riverboats, LLC.................         (245,330)            (374,363)          (2,043,076)
   Cash paid for other investing activities........................         (100,000)                  --                   --
   Decrease in restricted cash.....................................               --           11,904,716           39,784,138
                                                                       -------------          -----------         ------------
          Net cash (used) provided by investing activities.........       (4,280,290)           6,882,756             (791,832)
                                                                       -------------          -----------         ------------

Cash Flows From Financing Activities
   Redemption of 12-3/4% Senior Secured Notes......................     (116,005,298)                  --                   --
   Proceeds from issuance of 10-7/8% Senior Secured Notes..........      127,738,000                   --                   --
   Increase in restricted cash.....................................       (7,357,874)                  --                   --
   Payment of Senior Secured Notes issuance costs..................       (4,241,526)                  --                   --
   Distribution to Barden Companies, Inc...........................         (325,135)                  --                   --
   Increase in short-term debt.....................................        6,000,000                   --                   --
   Increase in long-term debt......................................           75,226                   --                   --
   Cash paid to reduce short-term debt.............................               --             (100,696)            (108,336)
   Cash paid to reduce long-term debt..............................       (2,145,966)          (1,954,836)          (2,148,321)
   Reduction of notes payable......................................               --             (427,050)                  --
   Payment of loan to member.......................................       (8,759,355)          (2,000,000)                  --
   Cash paid for financing charges.................................               --             (150,000)                  --
                                                                       -------------          -----------         ------------
          Net cash (used) provided by financing activities.........       (5,021,928)          (4,632,582)          (2,256,657)
                                                                       -------------          -----------         ------------
Net increase (decrease) in cash and cash equivalents...............        2,849,643            9,211,807             (852,405)
Cash and cash equivalents, beginning of period.....................       17,295,401            8,083,594            8,935,999
                                                                       -------------          -----------         ------------
Cash and cash equivalents, end of period...........................    $  20,145,044          $17,295,401         $  8,083,594
                                                                       =============          ===========         ============
Interest paid:
   Principal Member................................................    $     266,508          $   525,429         $    616,691
   Equipment Debt..................................................    $     487,926          $   747,060         $    577,386
   Senior Secured Notes - Fixed Interest, 12-3/4%..................    $   8,233,313          $13,387,500         $ 13,387,500
   Senior Secured Notes - Contingent Interest......................    $   3,018,090          $        --         $         --

Supplemental noncash operating and financing activities of the Company include the following:

During 1997, the Company refinanced existing equipment debt of $3,805,070, and obtained additional financing of $4,275,750 for additional equipment.

  The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

2.   Summary of Significant Accounting Policies:

Cash and Cash Equivalents

     The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. At December 31, 1999 and 1998, the Company had bank deposits in excess of federally insured limits by approximately $20,045,000 and $11,683,000, respectively.

Inventories

     Inventories, which consist of food, beverage, and promotional items are recorded at the lower of cost or market, cost being determined principally on a first in, first out basis. The estimated cost of normal operating quantities (base stock) of uniforms has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying balance sheets include $366,710 of base stock inventories at December 31, 1999 and 1998.

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

     Interest expense capitalized for the construction of the new riverboat casino (the "Permanent

Vessel") was $2,530,000, of this amount, $2,317,000 was capitalized during 1997.

Organizational Costs

     Costs incurred in connection with the formation of the limited liability company have been capitalized and were initially being amortized over a period of five years. The Company, in accordance with the Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, wrote off the remaining balance of organization costs during the fourth quarter of 1998.

Deferred Financing Costs

     Deferred financing costs represent agent's commission, closing costs and professional fees incurred in connection with the Senior Secured Notes and the $20.0 million line of credit. Such costs are being amortized over the seven year term of the notes and over the four year term of the line of credit.

Deferred Costs and Preopening Costs

     Development obligation payments to the City and licensing costs represent direct costs associated with the development of the riverboat casino, and were deferred until operations commenced on June 7, 1996. These costs are currently being amortized over five years, the life of the gaming license. Costs of approximately $1,254,000 associated with the transition from the Chartered Vessel to the Permanent Vessel in October 1997 were charged to operations in the year ended 1997.

Investment in Buffington Harbor Riverboats, L.L.C.

     The Company accounts for its 50 percent interest in Buffington Harbor Riverboats, L.L.C. ("BHR") under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss.

Restricted Cash

Cash and investments of approximately $7,358,000 at December 31, 1999 represent the amount required to effect a covenant defeasance of the $6.0 million principal amount of 12-3/4% Senior Secured Notes. The funds were invested primarily in securities of the U. S. Government and its agencies, with original maturities less than 180 days and were held in collateral accounts pursuant to disbursement agreements of the Senior Secured Notes. The Company has classified these investments as "available for sale" and is carrying these investments at cost, which approximate fair value.

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

                 1999      1998      1997
                 ----      ----      ----
     Food      $223,410  $292,904  $160,293
     Retail    $107,076  $ 44,506  $  9,013

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

Prospective Accounting Pronouncements

     In June 1998 the Financial Accounting Standard Board "FASB" issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" "FAS 133." FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (Fiscal 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current period earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of all hedges will be recognized in current period earnings. The Company does not believe that FAS 133 will have a significant effect on the Company's results of operations or financial position.

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

     On September 29, 1995, the Company and Trump entered into an agreement with the City for which the Company paid the City $5,000,000. As of December 31, 1996, $5,250,000 of deferred costs represents the Company's development obligation to the City, which is being amortized over 5 years, the life of the gaming license.

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

     The Company has met or accrued a significant portion of these commitments. The principal component of the remaining portion of the Company's commitment is $10 million for off-site development in the City by 1999 with the particular project(s) to be agreed to by the City. The date for the off-site commitment has been extended by the City of Gary to April, 2000.

5.   Property and Equipment

 Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                             Estimate
                                                                            Service Life
                                              1999              1998          (Years)
Vessel                                    $ 44,290,699     $ 43,312,617          30
Buildings and improvements                     165,082           63,407           5
Furniture, fixtures and equipment           25,523,653       22,683,450           5
                                          ------------     ------------
 Total Property and equipment               69,979,434       66,059,474
Less accumulated depreciation
 and amortization                          (16,428,617)     (10,106,254)
                                          ------------     ------------
 Total Property and equipment, net        $ 53,550,817     $ 55,953,220
                                          ============     ============

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

The following represents selected financial information of BHR:

                                                          December 31, 1999   December 31,1998
                                                          ------------------  -----------------
     BALANCE SHEET
Cash and cash equivalents                                       $    92,804        $   177,685
Current assets                                                      915,211          1,947,456
Property, equipment, and construction in progress, net           79,672,916         84,507,760
Other assets                                                        272,732            267,717
Total assets                                                     80,860,859         86,722,933

Current liabilities                                               2,425,588          2,725,170
Total liabilities                                                 4,568,433          5,225,159

Member's equity
The Majestic Star Casino, LLC                                    38,146,213         40,748,887
Total members' equity                                            76,292,426         81,497,774

 STATEMENTS OF INCOME

Gross revenue                                 18,293,939         18,647,686
Operating income (loss)                       (5,721,057)        (6,352,146)
Net income (loss)                            $(5,696,010)       $(6,334,926)

     Promotional allowances provided to the Company's gaming patrons at BHR facilities totaled approximately $758,000 in 1999 and $567,000 in 1998, and are characterized in the Company's financial statements as an expense of the casino. BHR invoices the Company monthly for these promotional allowances at cost which approximates the retail value of the promotional allowances.

     At December 31, 1999, 1998, and 1997, the Company's income statements reflect approximately $9,300,000, $8,616,000, and $7,134,000, respectively, in vessel berthing fee's and promotional allowances payable to BHR of which $9,123,000, $8,211,000, and $6,415,000 was paid in 1999, 1998, and 1997, respectively.

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

  On March 30, 1998, the Company executed an amendment to the August 17, 1995 Charter Agreement whereby New Yorker Acquisition Corporation, the lessor, accepted re-delivery of the Chartered Vessel effective March 1, 1998, "as is, where is" at Erie, Pennsylvania from the Company. The Company agreed to release to New Yorker Acquisition Corporation a $500,000 escrow account with accrued interest thereon, free and clear of any claims in lieu of restoring the Chartered Vessel back to its original condition. The Company during the year ended December 31, 1998 wrote-off assets previously utilized on the Chartered Vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation have been fully satisfied and the parties have no further obligations under the original charter agreement. The total amount of expenses associated with the lease and subsequent termination of the charter vessel lease agreement included in the Company's Statements of Income was approximately $755,000 and $1,537,000 for 1998 and 1997, respectively.

8.  Long - Term Debt

Long-term debt at December 31, 1999 and 1998 is as  follows:    1999       1998
$130,000,000 million senior secured notes payable with $2,089,657 discount; collateralized by a first priority lien on substantially all of the assets of the Company, due in semi-annual installments of interest at 10 7/8% on July 1 and January 1; with
a final payment of principal and interest due on
July 1, 2006.                                              $127,910,343             --

Senior secured notes payable; collateralized
by a first priority lien on substantially
all of the assets of the Company, due
in semi-annual installments of interest at
12.75% together with contingent interest
payable on May 15 and November 15; with a
final payment of principal and interest due on
May 15, 2003.                                                 6,000,000   $105,000,000

Contracts payable including related use taxes;
collateralized by gaming equipment; due in
aggregate monthly installments (principal and interest)
of approximately $220,000, with varying
maturity dates through September 2001.   (1)                  3,219,721      5,336,056
                                                           ------------   ------------
Total long-term debt                                        137,130,064    110,336,056
Less current portion  (1)                                    (8,208,002)    (1,945,724)
                                                           ------------   ------------
Long-term portion                                          $128,922,062   $108,390,332
                                                           ============   ============


The scheduled maturities of long-term debt are as follows:
                                 Year Ending December 31,        Maturities
                                       2000                   $   8,208,002
                                       2001                       1,011,719
                                       2002                              --
                                       2003                              --
                                       2004                              --
                                 Thereafter                   $ 130,000,000
                                                                 (2,089,657)
                                                              -------------
                                                Total         $ 137,130,064
                                                              =============

(1) At December 31, 1999, deferred long term and current portion of equipment debt includes accrued use taxes payable of approximately $34,005 and approximately $53,323, respectively. At December 31, 1998 deferred long term and current portion of equipment debt includes accrued use taxes payable of approximately $110,083 and approximately $65,408, respectively.

Senior Secured Notes

     On June 18, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006. In October 1999, the Company successfully completed an exchange of its privately placed $130.0 million 10-7/8% Senior Secured Notes Series A for $130.0 million 10-7/8% Senior Secured Notes Series B that are registered with the Securities and Exchange Commission. The net proceeds from the offering were utilized to redeem $99.0 million principal amount of the Company's 12-3/4% Senior Secured Notes in part due 2003 with Contingent Interest. During June 1999, approximately $4.2 million of the net proceeds were utilized for fees to fund the repurchase and approximately $7.5 million of the net proceeds were classified as restricted cash to effect a covenant defeasance of the $6.0 million of remaining 12-3/4%

Senior Secured Notes due 2003 with Contingent Interest. Holders of the outstanding 10-7/8% Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

     The Senior Secured Notes bear interest at a fixed rate of 10-7/8% per annum payable January 1 and July 1 each year, commencing January 1, 2000. The notes are pledged as collateral by substantially all of the Company's current and future assets other than certain excluded assets. The notes rank senior in right of payment to any of the Company's subordinated indebtedness and equally with any of the Company's senior indebtedness.

     After July 1, 2003, the Company may, at its option, redeem all or some of the notes at a premium that will decrease over time from 105.438% to 100% of their face amount, plus interest. Prior to July 1, 2002, if the Company publicly offers certain equity securities, it may, at its option, apply part of the net proceeds from those transactions to redeem up to 35% of the principal amount of the notes at 110.875% of their face amount, plus interest. If the Company goes through a change of control, it must give holders of the notes the opportunity to sell the Company their notes at 101% of their face amount, plus interest.

     The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

     On August 2, 1999, the Company established a $20.0 million credit facility, which is also secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing this credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. As of December 31, 1999, the $20.0 million credit facility is undrawn and fully available.

     The terms of the $20.0 million line of credit is four years with an interest rate of the borrowers choice of LIBOR plus 3.75% or 1.5 percentage points above the base rate. The base rate approximates the prime rate. The minimum interest rate is 8.5%. The agreement includes covenants, which among other things, (i) require operating income of at least $10.0 million for twelve consecutive months during the credit period, and restrict the Company's ability to (ii) incur, assume, or guarantee any indebtedness.

Equipment Financing

     At December 31, 1999 and 1998, approximately $3.1 million and $5.2 million, respectively, of equipment financing, excluding accrued use taxes of approximately $87,000 and $175,000, was outstanding of which $2.2 million represents current maturities of long-term debt. At December 31, 1999, $1.5 million of this debt carries an interest rate of 11.5%, $1.2 million carries an interest rate of 10.75%, and $407,000 carries an interest rate of 10.93%. The debt is collateralized by certain gaming equipment and the remaining balance will be repaid in varying monthly principal and interest payments of approximately $220,000.

9.  Note to Member

     At December 31, 1998, approximately $8.8 million was owed to a member of the Company. This note carried a floating interest rate equal to the applicable federal short term note, as set forth in Section 1274(d) of the Internal Revenue Code of 1986 (4.2% at December 31, 1998) and could not be repaid, under the Indenture, until the completion of the Permanent Vessel in October 1997. This note resulted from the conversion of members' contributions into debt on March 31, 1996. During January 1998, the proceeds from the Senior Secured Notes reserved to repay the note were reclassified from restricted cash to operating cash as the funds held in escrow were not required to complete the Permanent Vessel. During September 1998, $2.0 million was repaid to a member of the Company, BDI. During the year ended December 31, 1999, the Company repaid the remaining balance of the demand note.

10.  Profit Sharing Plan

     The Company contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan is available to all employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $303,000, $272,000 and $288,000 during 1999, 1998 and 1997, respectively.

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

Legal Proceedings

     On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, Trump (the "Joint Venture Partner"), and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11.0 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

     On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, county property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was incorrectly calculated. The tax is payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel.

     On July 16, 1999, a complaint was filed in a Michigan state court in Detroit, Michigan, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a patron, claims to have been over served alcohol by the Company and then was injured as a result of a slip and fall on an escalator at BHR and is now requesting compensatory and punitive damages of $55.0 million. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

     On October 6, 1999, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for sales and use tax deficiencies, plus interest, for the years ended December 31, 1996 and 1997. The alleged deficiencies relate primarily to the riverboat vessel constructed in 1997. The tax deficiency assessed for 1996 is approximately $300,000 including interest. The tax deficiency assessed for 1997 is approximately $2.1 million including interest. The Company believes that the sales and use tax assessment incorrectly classifies the vessel as personal property when the statute authorizing gaming in Indiana classifies the vessel as real property. Legal counsel, on behalf of the Company has filed a written protest and demand for a hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest and the effect, if any, on the Company's financial position.

      On March 2, 2000, the Company was issued notices of an audit finding by the Indiana Department of Revenue that wagering taxes are not an allowable deductible expense for calculating state income taxes. The Indiana Department of Revenue requires that wagering taxes are to be included in the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. This same finding has been protested by another Indiana casino. The Company also intends to protest and demand a hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest and the effect, if any, on the Company's financial position.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of
Buffington Harbor Riverboats, L.L.C.:

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 1999 and 1998, and the related statements of operations, members' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Roseland, New Jersey
January 27, 2000

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                                BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                                             1999          1998
-----------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
  Cash                                                                $    92,804   $   177,685
  Trade receivables                                                        60,183        67,730
  Due from members' (Note 2)                                              376,765     1,361,375
  Inventory                                                               255,481       261,750
  Prepaid expenses and other current assets                               129,978        78,916
                                                                      -----------   -----------
    Total current assets                                                  915,211     1,947,456

PROPERTY, PLANT AND EQUIPMENT, NET  (Notes 2 and 3)                    79,672,916    84,507,760

OTHER ASSETS                                                              272,732       267,717
                                                                      -----------   -----------
       Total assets                                                   $80,860,859   $86,722,933
                                                                      ===========   ===========
LIABILITIES AND MEMBERS' CAPITAL
--------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                    $   819,892   $ 1,263,411
  Accrued expense  (Note 5)                                             1,605,696     1,461,759
                                                                      -----------   -----------
       Total current liabilities                                        2,425,588     2,725,170

DEFERRED RENT (Note 4)                                                  2,142,845     2,499,989

COMMITMENTS AND CONTINGENCIES (Note 4)

MEMBERS' CAPITAL                                                       76,292,426    81,497,774
                                                                      -----------   -----------
       Total liabilities and member's capital                         $80,860,859   $86,722,933
                                                                      ===========   ===========

The accompanying notes to financial statements are an integral part of these balance sheets

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                            STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                            1999                1998                1997
                                            ----                ----                ----
REVENUES:
 Food and beverage                      $ 4,454,387         $ 4,076,256         $ 5,541,672
 Other (Note 2)                          13,839,552          14,571,430          14,144,169
                                        -----------         -----------         -----------
     Net revenues                        18,293,939          18,647,686          19,685,841
                                        -----------         -----------         -----------
COST AND EXPENSES:
 Food and beverage                        2,843,285           3,532,120           4,553,964
 General and administrative              14,977,174          15,331,318          15,776,782
 Depreciation                             6,022,374           5,945,672           5,821,765
 Other                                      172,163             190,722             465,274
                                        -----------         -----------         -----------
                                         24,014,996          24,999,832          26,617,785
                                        -----------         -----------         -----------
     Loss from operations                (5,721,057)         (6,352,146)         (6,931,944)

INTEREST INCOME                              25,047              17,220              18,262
                                        -----------         -----------         -----------
     Net loss                           $(5,696,010)        $(6,334,926)        $(6,913,682)
                                        ===========         ===========         ===========

The accompanying notes to financial statements are an integral part of these statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                        STATEMENTS OF MEMBERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                     Retained
                                       Member        Earnings
                                    Contributions    (Deficit)       Total
                                    -------------    ---------       -----
Balance, December 31, 1996           $ 94,772,866  $ (4,861,364)  $89,911,502
 Capital contribution made by
  Trump Indiana, Inc.                   2,043,075            --     2,043,075
 Capital contribution made by
  The Majestic Star Casino, LLC         2,043,075            --     2,043,075
 Net loss                                      --    (6,913,682)   (6,913,682)
                                     ------------  ------------   -----------
Balance, December 31, 1997           $ 98,859,016  $(11,775,046)  $87,083,970
                                     ------------  ------------   -----------
 Capital contribution made by
  Trump Indiana, Inc.                     374,365            --       374,365
 Capital contribution made by
   The Majestic Star Casino, LLC          374,365            --       374,365
 Net loss                                      --    (6,334,926)   (6,334,926)
                                     ------------  ------------   -----------
Balance, December 31, 1998           $ 99,607,746  $(18,109,972)  $81,497,774
                                     ============  ============   ===========
 Capital contribution made by
  Trump Indiana, Inc.                     245,331            --       245,331
 Capital contribution made by
  The Majestic Star Casino, LLC           245,331            --       245,331
 Net loss                                      --    (5,696,010)   (5,696,010)
                                     ------------  ------------   -----------
Balance, December 31, 1999           $100,098,408  $(23,805,982)  $76,292,426
                                     ============  ============   ===========

The accompanying notes to financial statements are an integral part of these statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                          1999          1998          1997
                                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................................  $(5,696,010)  $(6,334,926)  $(6,913,682)
Adjustment to reconcile net loss to net cash flows
  provided by (used in) operating activities
  Depreciation......................................................    6,022,374     5,945,672     5,821,765
  Deferred rent.....................................................     (357,144)     (357,176)    1,142,856
  Deferred income...................................................           --            --      (400,000)
  Changes in operating assets and liabilities.......................           --            --            --
  Decrease (increase) in trade receivable...........................        7,547       (56,611)        4,145
  Decrease (increase) in due from members'..........................      984,610       305,134       261,881
  Decrease in inventory.............................................        6,269        77,316        14,900
  (Increase) decrease in prepaid expenses and other current assets..      (51,062)       21,245        (8,599)
  (Increase) decrease in other assets...............................       (5,015)      241,562      (253,898)
  Increase (decrease) in accounts payable...........................     (443,519)     (832,401)    1,014,495
  Increase in accrued expenses......................................      143,937       796,878       204,739
                                                                      -----------   -----------   -----------
Net cash flows provided by (used in) operating activities...........      611,987      (193,307)      888,602
                                                                      -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES--
  Purchases of property, plant and equipment, net...................   (1,187,530)     (507,247)   (4,913,623)
                                                                      -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES--
  Contributed capital...............................................      490,662       748,730     4,086,150
                                                                      -----------   -----------   -----------
Net increase (decrease) in cash.....................................      (84,881)       48,176        61,129

CASH BEGINNING OF PERIOD............................................      177,685       129,509        68,380
                                                                      -----------   -----------   -----------
CASH END OF PERIOD..................................................  $    92,804   $   177,685   $   129,509
                                                                      ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

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

Property, Plant and Equipment

     Property, plant and equipment is carried at cost. Property, plant and equipment is depreciated on the straight-line method using rates based on the following useful lives:

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

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following--

                                                     1999            1998
                                                     ----            ----
Land and land improvements                        $36,020,821    $35,353,824
Building and building improvements                 40,232,632     40,224,143
Harbor improvements                                17,267,281     17,076,591
Furniture, fixtures and equipment                   6,975,301      6,660,348
                                                  -----------    -----------
                                                  100,496,035     99,314,906
Less: Accumulated depreciation                     20,823,119     14,807,146
                                                  -----------    -----------
Total property, plant and equipment, net          $79,672,916    $84,507,760
                                                  ===========    ===========


4.   COMMITMENTS AND CONTINGENCIES:

Indiana Gaming Regulations

     The ownership and operation of riverboat gaming operations in Indiana are subject to state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana regulations continue to be revised and adopted by the IGC. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana and Barden.

Leases

     Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property, which is integral to the gaming operations of Trump Indiana and Barden. The lease places certain restrictions on the use of the harbor by riverboats of Barden and Trump Indiana, requires the reimbursement of certain costs which may be incurred by Lehigh Cement, and requires BHR to pursue the permitting and construction of a new harbor. The lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting and construction of a new harbor, the lease will extend until the earlier of December 31, 2005 or the completion of a new harbor. Subsequent to the original 30-month term and beginning January, 1998 BHR was required to make payments of $125,000 per month for the remainder of the lease term. As of December 31, 1999 and 1998, BHR has recorded deferred rent expense of $2,142,845 and $2,499,989, respectively. The level of expenditures necessary to construct a new harbor cannot be accurately estimated at this time. BHR also has office equipment and vehicle leases. Rental expense for noncancellable operating leases was $1,431,837 and $1,481,194 for 1999 and 1998, respectively.

     Minimum rental payments under noncancellable operating leases are as follows--

                Years ended December 31-
                2000                       $1,772,687
                2001                        1,651,416
                2002                        1,516,056
                2003                        1,500,000
                2004                        1,500,000
                Thereafter                  1,500,000
                                           ----------
                                           $9,440,159
                                           ==========

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Members of
The Majestic Star Casino, LLC:

Our audits of the financial statements referred to in our report dated March 22, 2000, included in this Annual Report on Form 10-K of The Majestic Star Casino, LLC, also included an audit of the financial statement schedule listed in item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
March 22, 2000

SCHEDULE II

                         THE MAJESTIC STAR CASINO, LLC
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                  Balance at      Charged to                                   Balance at
                                  beginning       costs and         Cash                          end
Description                        of year        expenses       Recoveries     Deductions      of year
-----------                        -------        --------       ----------     ----------     --------
Allowance for doubtful accounts
Year ended December 31, 1997       $190,000        $180,000      $       --     $       --      $370,000
Year ended December 31, 1998       $370,000        $374,310         $28,487       $624,189      $148,608
Year ended December 31, 1999       $148,608        $ 75,504         $64,591       $252,155      $ 36,548

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

The Majestic Star Casino, LLC

By: Barden Development Inc., Manager

By:  /s/ Don H. Barden
   ------------------------------------
     Don H. Barden
     President and Chief Executive Officer

THE MAJESTIC STAR CASINO CAPITAL CORP.

By: /s/ Don H. Barden
   ------------------------------------
     Don H. Barden
     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

         Signature                            Title                          Date
 /s/ Don H. Barden            President and Chief Executive Officer     March 28, 2000
--------------------------
Don H. Barden                 of the Manager and the Company, President
                              and Sole Director of The Majestic Star
                              Casino Capital Corp.
                              (Principal Executive Officer)

 /s/ Michael E. Kelly         Vice President, Chief Operating and       March 28, 2000
-----------------------
Michael E. Kelly              Financial Officer of the Company and The
                              Majestic Star Casino Capital Corp.
                              (Principal Financial and Accounting Officer
                              of the Company)