Form 10-Q
period 2000-03-31
MAJESTIC STAR CASINO LLC
filed 2000-05-12
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-06489


INDIANA                                         THE MAJESTIC STAR CASINO, LLC                  43-1664986

INDIANA                                     THE MAJESTIC STAR CASINO CAPITAL CORP.             35-2100872

(State or other jurisdiction of    (Exact name of registrant as specified in its charter)   (I.R.S. Employer
incorporation or organization)                                                              Identification No.)


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

Yes   X     No
    -----      -----

Shares outstanding of each of the registrant's classes of common stock as of March 31, 2000:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX


PART I                FINANCIAL INFORMATION                                        PAGE NO.

             Item 1.  Financial Statements

                      Balance Sheets, as of March 31, 2000 (Unaudited)
                               and December 31, 1999......................................1

                      Statements of Income (Unaudited) for the three months
                               ended March 31, 2000 and 1999..............................2

                      Statements of Cash Flows (Unaudited) for the three months
                               ended March 31, 2000 and 1999..............................3

                      Notes to Financial Statements.......................................4

             Item 2.  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.......................6

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........14

PART II               OTHER INFORMATION

             Item 1.  Legal Proceedings..................................................15

             Item 2.  Changes in Securities and Use of Proceeds..........................15

             Item 3.  Defaults Upon Senior Securities....................................15

             Item 4.  Submission of Matters to a Vote of Security Holders................15

             Item 5.  Other Information..................................................15

             Item 6.  Exhibits and Reports on Form 8-K...................................15

SIGNATURES...............................................................................16

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          THE MAJESTIC STAR CASINO, LLC

                                                    BALANCE SHEETS
                                                                            MARCH 31,              DECEMBER 31,
                                                                               2000                    1999
                                                                           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
   ASSETS
   Current Assets:
     Cash and cash equivalents...................................     $    18,150,236            $  20,145,044
     Accounts receivable, less allowance for doubtful accounts
        of $94,830 and $36,548, respectively.....................           1,374,723                1,995,904
     Inventories.................................................              70,848                   67,049
     Prepaid expenses............................................             856,688                1,041,748
     Restricted cash   ..........................................           7,357,874                7,357,874
                                                                      ---------------            -------------
        Total current assets.....................................          27,810,369               30,607,619
                                                                      ---------------            -------------

   Property, equipment, and vessel improvements, net.............          52,731,964               53,550,817

   Other Assets:
     Deferred financing costs, less accumulated amortization
        of $632,214 and $419,823, respectively...................           5,059,240                5,205,917
     Deferred costs, less accumulated amortization
        of $4,270,562 and $3,994,262, respectively...............           1,381,467                1,657,767
     Investment in Buffington Harbor Riverboats, L.L.C...........          37,520,535               38,146,213
     Other assets and deposits...................................           3,981,710                3,981,710
                                                                      ---------------            -------------
             Total other assets..................................          47,942,952               48,991,607
                                                                      ---------------            -------------

             Total Assets........................................     $   128,485,285            $ 133,150,043
                                                                      ===============            =============

   LIABILITIES AND MEMBERS' EQUITY
   Current Liabilities:
     Current maturities of long-term debt........................     $     8,185,808            $   8,208,002
     Accounts payable............................................             541,939                  859,087
     Other accrued liabilities:
        Payroll and related......................................             714,963                  936,608
        Interest.................................................           4,068,165                7,903,260
        Other accrued liabilities................................           4,236,249                3,227,147
        Due to Buffington Harbor Riverboats, L.L.C...............              37,746                  176,861
                                                                      ---------------            -------------
             Total current liabilities...........................          17,784,870               21,310,965

   Long-term debt, net of current maturities.....................         128,433,436              128,922,062
   Commitments and contingencies.................................                  --                       --
                                                                      ---------------            -------------
             Total long-term liabilities.........................         128,433,436              128,922,062
                                                                      ---------------            -------------

             Total Liabilities...................................         146,218,306              150,233,027
                                                                      ---------------            -------------

   Members' Equity:
     Members' contributions......................................          24,000,000               24,000,000
     Retained earnings (Accumulated deficit).....................         (41,733,021)             (41,082,984)
                                                                      ---------------            -------------
             Total members' equity...............................         (17,733,021)             (17,082,984)
                                                                      ---------------            -------------

             Total Liabilities and Members' Equity...............     $   128,485,285            $ 133,150,043
                                                                      ===============            =============


   The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   THREE MONTHS                      THREE MONTHS
                                                                   ENDED MARCH 31,                   ENDED MARCH 31,
                                                                        2000                             1999
------------------------------------------------------------------------------------------------------------------------
   REVENUES:
    Casino.......................................................$    30,631,101                     $   28,886,072
    Food and beverage.............................................       529,923                            467,901
    Other ........................................................       221,078                            219,403
                                                                  --------------                     --------------

          Gross revenues..........................................    31,382,102                         29,573,376

          less promotional allowances.............................     (101,132)                           (62,348)
                                                                  --------------                     --------------

          Net revenues............................................    31,280,970                         29,511,028
                                                                  --------------                     --------------

   COSTS AND EXPENSES:
    Casino........................................................     5,921,761                          5,158,220
    Gaming and admission taxes....................................     8,580,795                          8,147,090
    Food and beverage.............................................       562,640                            620,469
    Advertising and promotion.....................................     2,342,645                          1,508,096
    General and administrative....................................     6,616,443                          6,183,100
    Economic incentive - City of Gary.............................       946,771                            893,571
    Depreciation and amortization.................................     2,259,876                          1,942,720
                                                                  --------------                     --------------

          Total costs and expenses................................    27,230,931                         24,453,266
                                                                  --------------                     --------------

          Operating income .......................................     4,050,039                          5,057,762
                                                                  --------------                     --------------

   OTHER INCOME (EXPENSE):
    Loss on investment in
          Buffington Harbor Riverboats, L.L.C.....................     (731,174)                          (804,014)
    Interest income...............................................       191,282                            194,325
    Interest expense..............................................   (3,826,101)                        (3,877,872)
    Interest expense to affiliate.................................            --                           (99,200)
    Other nonoperating expense....................................      (51,969)                                 --
                                                                  --------------                     --------------
          Total other income (expense)............................   (4,417,962)                        (4,586,761)
                                                                  --------------                     --------------

          Net Income (Loss)....................................$       (367,923)                    $      471,001
                                                                ================                     =============




   The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            FOR THE THREE MONTHS
                                                                            ENDED MARCH  31, 2000         ENDED MARCH 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss) .......................................................$     (367,923)               $      471,001
   Adjustment to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation.............................................................    1,690,813                     1,513,124
    Amortization.............................................................      569,063                       429,596
    Loss on investment in Buffington Harbor Riverboats, L.L.C................      731,174                       804,014
    Decrease in accounts receivable, net.....................................      621,181                       152,589
    (Increase) decrease in inventories.......................................       (3,799)                        4,563
    Decrease in prepaid expenses.............................................      185,060                       265,652
    Increase in other assets.................................................      (65,714)                           --
    Increase (decrease)  in accounts payable.................................     (317,148)                      159,153
    Decrease in accrued payroll and other expenses...........................     (221,645)                     (260,405)
    Increase (decrease) in accrued interest..................................   (3,835,095)                    3,632,718
    Increase in other accrued liabilities....................................      853,717                     1,098,917
                                                                                  --------                  ------------
       Net cash provided (used) by operating activities......................     (160,316)                    8,270,922
                                                                                  ---------                    ---------

   CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, equipment and vessel improvements...............     (871,960)                     (915,851)
    Investment in Buffington Harbor Riverboats, L.L.C........................     (105,496)                      (67,325)
                                                                                  ---------                   ----------
       Net cash provided (used)  by investment activities....................     (977,456)                     (983,176)
                                                                                  ---------                   ----------

   CASH FLOWS FROM FINANCING ACTIVITIES
    Cash paid to reduce long-term debt.......................................     (574,922)                     (475,148)
    Distribution to Barden Development, Inc..................................     (282,114)                           --
                                                                                  ---------                   ----------
       Net cash used by financing activities.................................     (857,036)                     (475,148)
                                                                                  ---------                   ----------

   Net increase (decrease) in cash and cash equivalents......................   (1,994,808)                    6,812,598

   Cash and cash equivalents, beginning of period............................   20,145,044                    17,295,401
                                                                                ----------                   -----------

   Cash and cash equivalents, end of period.................................$   18,150,236                 $  24,107,999
                                                                                ==========                    ==========


   INTEREST PAID:
    Principal Member........................................................$           --                 $      99,200
    Equipment Debt..........................................................$       81,926                 $     146,100
    Senior Secured Notes - Fixed Interest 10-7/8%...........................$    7,579,271                 $          --













   The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company ("LLC"), to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. ("BHR"):

On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage, and gift shop, which are allocated on a percentage of use by the casino customers of the Company and the Joint Venture Partner.

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                   (Unaudited)

                                               Three Months                         Three Months
                                               Ended March 31, 2000                 Ended March 31, 1999
                                               --------------------                 --------------------
  Gross Revenue...............................   $   5,133,292                      $     4,599,333
  Operating Income (Loss).....................   $      89,302                      $      (114,707)
  Net Loss....................................   $  (1,442,787)                     $    (1,608,024)

                          THE MAJESTIC STAR CASINO, LLC
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

There have been no material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The federal law that prohibited cruising on federal waterways was amended in 1996 to allow cruises and, as a result, the IGC advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due to winter weather conditions during the first quarter of 2000, 1999 and 1998, the Company conducted virtually all of its gaming operations with the Permanent Vessel or the Chartered Vessel docked. The Company resumed a regular cruising schedule during April 2000.

The approach of the year 2000 was expected to be a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management in 1998 and 1999 undertook a comprehensive assessment of the Company's exposure to the Year 2000 Issue and implemented initiatives to ensure that the Company was year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. The computer programs utilized in the Company's operations were upgraded in 1999, and the software vendors have represented that such programs are year 2000 compliant. Maintenance or modification costs of approximately $110,000 associated with the Year 2000 Issue were expensed as incurred during 1999, while the costs of any new software was capitalized and is being amortized over the software's useful life. The Company did not materially alter its expenditures while addressing the Year 2000 Issue, nor was the Company affected by any material changes in revenues from customers as a result of the Year 2000 Issue. The Company does not expect to incur any additional costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs are year 2000 compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results expected during the period May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

RESULTS OF OPERATIONS

Due to winter weather conditions the Company did not operate all or part of two days during the quarter ended March 31, 1999. The discussions of results of operations contained herein provides a comparison of the three month period ended March 31, 2000, with the three month period ended March 31, 1999. Gross revenues were approximately $31.4 million and $29.6 million during the three months ended March 31, 2000, and 1999, respectively.

The following table sets forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                  Statements of Income - - Summary Information

                                                      Three Months Ended                 Three Months Ended
                                                      March 31, 2000                     March 31, 1999
                                                      -----------------------            ----------------------
Gross Revenues .....................................$       31,382,000                     $     29,573,000
Operating Income....................................$        4,050,000                     $      5,058,000
EBITDA  (1).........................................$        6,310,000                     $      7,000,000

Statements of Income - - Percentage of Gross Revenues

                                                   For the Three Months                  For the Three Months
                                                   Ended March 31, 2000                  Ended March 31, 1999
                                                   --------------------                  --------------------
  Revenues:
  Casino............................................             97.6%                           97.7%
  Food and beverage.................................              1.7%                            1.6%
  Other.............................................              0.7%                            0.7%
    Gross Revenues..................................            100.0%                          100.0%
    less promotional allowances.....................            (0.3)%                          (0.2)%
    Net Revenues....................................             99.7%                           99.8%
Costs and Expenses:
  Casino............................................             18.9%                           17.4%
  Gaming and admission taxes........................             27.3%                           27.6%
  Food and beverage.................................              1.8%                            2.1%
  Advertising and promotion.........................              7.5%                            5.1%
  General and administrative........................             21.1%                           20.9%
  Economic incentive-City of Gary...................              3.0%                            3.0%
  Depreciation and amortization.....................              7.2%                            6.6%
                                                                  ----                            ----
           Total....................................             86.8%                           82.7%
Operating Income (Loss):............................             12.9%                           17.1%
Other Income (Expense):
  Loss on investment in BHR.........................            (2.3)%                          (2.7)%
  Interest income...................................              0.6%                            0.6%
  Interest expense..................................           (12.2)%                         (13.1)%
  Interest expense to affiliate.....................                --                          (0.3)%
  Other nonoperating expense.......................             (0.2)%                              --
                                                                ------                         -------
    Total..........................................            (14.1)%                         (15.5)%
                                                               -------                         -------
Net Income (Loss):...................................           (1.2)%                            1.6%
                                                                ------                            ----
     EBITDA:     (1).................................            20.1%                           23.7%
                                                                 -----                           -----

NOTES:

1. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Gross revenues for the first quarter ended March 31, 2000, amounted to approximately $31,382,000, an increase of approximately $1,809,000 or 6.1% from gross revenues recorded in the first quarter ended March 31, 1999. The increase was principally attributable to an 11.0% increase in "coin-in", which is the amount of coins put into a slot machine by players.

Casino revenues during the three months ended March 31, 2000, totaled approximately $30,631,000, of which slot machines accounted for approximately $24,123,000 (78.8%) and table games accounted for approximately $6,508,000 (21.2%). The average number of slot machines in operation decreased to 1,417 during the three months ended March 31, 2000, from 1,463 during the three months ended March 31, 1999. The average win per slot machine per day increased to approximately $187 for the three months ended March 31, 2000, from approximately $172 during the three months ended March 31, 1999. The average number of table games in operation during the three months ended March 31, 2000, and 1999, was 57 and 61, respectively. The average win per table game per day during the three months ended March 31,2000, increased to approximately $1,255 compared to approximately $1,211 during the three months ended March 31, 1999. The average daily win per state passenger count was $38 and the average daily win per patron was $67 during the three months ended March 31, 2000, compared to an average daily win per state passenger count of $37 and an average daily win per patron of $67 for the three months ended March 31, 1999.

Food and beverage revenues for the three months ended March 31, 2000, totaled approximately $530,000, or 1.7% of gross revenues, compared to approximately $468,000, or 1.6% of gross revenues, for the three months ended March 31, 1999. Other revenue totaling approximately $221,000, or 0.7% of gross revenues, consisted primarily of commission income during the three months ended March 31, 2000 compared to approximately $219,000 during the three months ended March 31, 1999.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended March 31, 2000, and 1999, were approximately $101,000 and $62,000, respectively. The increase in promotional allowances on board the vessel was offset by decreased complementaries provided at BHR operated facilities. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended March 31, 2000, and 1999, totaled approximately $75,000 and $182,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the

Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended March 31, 2000, totaled approximately $5,922,000, or 18.9% of gross revenues and 19.3% of casino revenues, respectively, compared to approximately $5,158,000, or 17.4% of gross revenues and 17.9% of casino revenues, respectively, for the three months ended March 31, 1999. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $764,000 or 14.8% in casino operating expenses is primarily attributed to an increase of approximately $600,000 in cashback to slot guests as the result of an 11.0% increase in coin-in and an increased enrollment in Club Majestic.

Gaming and admissions taxes totaled approximately $8,581,000 for the three months ended March 31, 2000, compared to approximately $8,147,000 for the three months ended March 31, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $947,000 was paid during the three months ended March 31, 2000, compared to approximately $894,000 in the three months ended March 31, 1999, to the City under an agreement whereby the Company principally pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended March 31, 2000, totaled approximately $2,343,000, or 7.5% of gross revenues, compared to approximately $1,508,000, or 5.1% of gross revenues during the three months ended March 31, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $835,000 or 55.4% increase in advertising and promotion expenses as a percentage of gross revenues during the three months ended March 31, 2000, was primarily the result of a $405,000 increase in costs associated with junket transportation including charter bus passengers and an increase of $267,000 in television and radio as part of undertaking an aggressive and integrated brand image campaign that began in mid-February.

General and administrative expenses for the three months ended March 31, 2000, were approximately $6,616,000, or 21.1% of gross revenues, compared to $6,183,000, or 20.9% of gross revenues, during the three months ended March 31, 1999. These expenses included approximately $1,784,000 for berthing fees paid to BHR, $1,596,000 for marine operations including housekeeping, and $641,000 for security and surveillance operations during the first quarter of 2000. The $433,000 or 7.0% increase in these expenses is primarily attributed to an increase of approximately $190,000 in payroll expenses for security, MIS, and human resources, $110,000 for vessel berthing fees, $60,000 for fuel and utilities and $50,000 for professional fees during the three months ended March 31, 2000.

Depreciation and amortization for the first quarter ended March 31, 2000, was approximately $2,260,000, or 7.2% of gross revenues, compared to approximately $1,943,000, or 6.6% of gross revenues, during the three months ended March 31, 1999. The dollar increase of $317,000 in depreciation and amortization expense is primarily attributable to the increased expense associated with machinery and equipment placed into service during the past year and the increase in amortization of deferred financing costs associated with the issuance of the $130.0 million of 10-7/8% Senior Secured Notes.

Operating income for the three months ended March 31, 2000, was approximately $4,050,000, or 12.9% of gross revenues, compared to an operating income for the three months ended March 31, 1999 of $5,058,000, or 17.1% of gross revenues. The decrease in operating income is principally attributable to increased expenditures for Club Majestic and marketing expenditures as a result of increased competition resulting primarily from dockside gaming in Illinois as well as expenditures associated with a branding campaign initiated in February, 2000. The Company's customer base includes the Chicago metropolitan area.

Net interest expense for the three months ended March 31, 2000, was $3,635,000, or approximately 11.6% of gross revenues, compared to $3,783,000, or approximately 12.8% for the same period last year.

Other nonoperating expense includes unused line of credit fees of approximately $52,000 associated with the $20.0 million credit facility that was undrawn and fully available as of March 31, 2000.

The Company's loss relating to its investment in BHR for the three months ended March 31, 2000, was approximately $731,000. The loss represents the Company's 50% share of BHR's non-cash net loss.

As a result of the foregoing, the Company experienced a net loss of approximately $368,000 compared to net income of approximately $471,000 during the three months ended March 31, 2000, and 1999, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

EBITDA during the three months ended March 31, 2000 was approximately $6,310,000 or 20.1% of gross revenues, compared to EBITDA of approximately $7,000,000, or 23.7% of gross revenues, for the three months ended March 31, 1999. The $690,000 or 9.9% decrease in EBITDA during the first quarter ended March 31, 2000 compared to first quarter ended March 31, 1999, is primarily the result of increased casino expenses associated with Club Majestic and increased marketing expenditures during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of approximately $18.2 million, excluding both the restricted cash of $7.4 million being held to defease the remaining $6.0 million of 12-3/4% Senior Secured Notes and $3.6 million of cash being held as a deposit for a letter of credit securing a surety bond to satisfy off-site obligations. During the three months ended March 31, 2000, the Company expended approximately $872,000 for property and equipment including approximately $464,000 for slot equipment. The Company also contributed approximately $106,000 from working capital to BHR for general enhancements during this period.

The Company has met its capital requirements to date through net cash from operations, capital contributions and loans. For the three months ended March 31, 2000, net cash used by operating activities totaled approximately $160,000, compared to net cash provided by operating activities of approximately $8.3 million during the three months ended March 31, 1999. The principal reason for this change is attributed to the $7.6 million interest payment being made in January, 2000 on the $130.0 million 10-7/8% Senior Secured Notes. For the three months ended March 31, 2000, cash used by investing activities totaled approximately $977,000, compared to $983,000 during the three months ended March 31, 1999. For the three months ended March 31, 2000, cash used by financing activities totaled approximately $857,000, compared to $475,000 during the three months ended March 31, 1999. The principal cause for this change is attributed to approximately $282,000 in management fees being paid to Barden Development, Inc. ("BDI").

As of March 31, 2000, outstanding debt included: (i) $130.0 million principal amount of 10-7/8% Senior Secured Notes due 2006; (ii) $6.0 million principal amount of 12-3/4% Senior Secured Notes; and (iii) approximately $2.6 million of equipment financing obligations, including related use taxes. The 10-7/8% Senior Secured Notes are secured by substantially all current and future assets other than certain excluded assets. The $6.0 million principal amount of 12-3/4% Senior Secured Notes are expected to be redeemed on May 15, 2000, at their first call date. The first priority liens on the collateral that secures the 12-3/4% Senior Secured Notes will be released as a result of the defeasance of those notes. On August 2, 1999, the Company established a new $20.0 million credit facility, which is also secured by substantially all current and future assets other than to the lien securing the 10-7/8% Senior Secured Notes. The $20.0 million credit facility was undrawn and fully available as of March 31, 2000.

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116.0 million for its casino and associated infrastructure in the City over a five year period. The Company has met this commitment. The remaining portion of the development commitment is $10.0 million for off-site development in the City with the particular projects to be agreed to by the City. With respect to this off-site development commitment, the Company arranged for a $12.5 million surety bond which provides collateral for the completion of this obligation. The Company has deposited $3.6 million with a bank to guarantee a letter of credit which benefits the bonding company that provided the surety bond. The date for the Company's off-site development commitment has been mutually extended by the Company and the City to 2000. Don H. Barden, Chairman and CEO of the Company, through an affiliated company known as Gary New Century, LLC ("GNC") has entered into an agreement with the City to purchase approximately 190 acres of land including the harbor adjacent to the Buffington Harbor Complex. The off-site development commitment is anticipated to be satisfied with the purchase of this land. Mr. Barden has already funded $1.0 million of the $25.0 million purchase price The initial purchase of the ground is subject to various approvals and is expected to close during the second quarter of 2000. GNC is in the process of conducting an economic feasibility study with respect to the development of the land. Future development on the land by GNC may include hotels, retail and other entertainment facilities. The $3.6 million deposited by the Company to guarantee a letter of credit is anticipated to be returned to the Company upon satisfaction of the off-site development obligations.

The Company anticipates that additional capital contributions, currently estimated to be between $300,000 to $500,000, for additional shuttle busses, and a food service area upgrade may be required for the BHR facilities. It is also anticipated that a portion of the land to be purchased by GNC will be sold or leased by Mr. Barden to a joint venture to be formed by the Joint Venture Partner and the Company in order to jointly construct and operate a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 2,050 covered parking spaces and indoor access to the BHR Gaming Complex. The parking project is estimated to cost approximately $38.5 million, including approximately $15.0 million for the purchase of the land. Customers currently either park their automobiles in a parking lot or use valet parking services. The Company currently expects to contribute approximately $3.5 to $5.0 million of capital toward the project and to fund such further investments from operations and/or loans. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to BHR, thereby providing opportunities to increase its net revenues and cash flow. There can be no assurance that the harbor or the property on which the garage is to be built will be acquired or that such a facility will be constructed or that the garage will be built on terms favorable to the Company at all.

Under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement"), BHR has leased certain property which is integral to the gaming operations of the Company and its Joint Venture Partner. The lease places certain restrictions on the use of the harbor by the Company and its Joint Venture Partner and requires the reimbursement of certain costs which may be incurred by Lehigh Cement. The lease has been extended to the earlier of December 21, 2005 or to such time as BHR has obtained requisite regulatory permits and completed construction of its permanent harbor, with a monthly rental payment of $125,000. BHR anticipates filing the requisite regulatory permits during the coming year. If the regulatory permits are obtained, the BHR Joint Venture may be required to construct a new harbor, berthing and guest facilities. The level of expenditures required for such new facilities cannot be accurately estimated at this time. The property leased by BHR is included as part of the 190 acres previously discussed herein and the requirement to pursue certain regulatory permits would no longer apply once the land has been purchased by GNC.

Management believes that the Company's cash flow from operations, certain planned equipment financings, and its current line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, its capital expenditures and the scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness during the year 2000. No assurance can be given, however, that operating cash flow from the Permanent Vessel, in light of increased competition principally, as a result of dockside gambling in Illinois and the purchase of certain Indiana gambling facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

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

There have been no material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

No.  Description

27            Financial Data Schedule (Edgar Version Only (filed herewith)

(b)           REPORTS ON FORM 8-K

             None filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.


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


        Signature                             Title                                   Date
/s/ Don H. Barden
-------------------------        President and Chief Executive Officer               May 12, 2000
Don H. Barden                    of the Manager and the Company, President and
                                 sole director of The Majestic Star Casino
                                 Capital Corp. (Principal Executive Officer)


/s/ Michael E. Kelly
-------------------------        Vice President, Chief Operating                     May 12, 2000
Michael E. Kelly                 and Financial Officer of the Company and The
                                 Majestic Star Casino Capital Corp.
                                 (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule