Form 10-Q
period 2000-06-30
MAJESTIC STAR CASINO LLC
filed 2000-08-11
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-06489

INDIANA                   THE MAJESTIC STAR CASINO, LLC               43-1664986

INDIANA              THE MAJESTIC STAR CASINO CAPITAL CORP.           35-2100872

(State or other           (Exact name of registrant          (I.R.S. Employer
jurisdiction of          as specified in its charter)        Identification No.)
incorporation or
organization)


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

Yes   X       No
   -------      ------


Shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX



PART I          FINANCIAL INFORMATION                                   PAGE NO.
                                                                        --------

       Item 1.  Financial Statements

                Balance Sheets, as of  June 30, 2000 (Unaudited)
                and December 31, 1999..........................................1

                Statements of Income (Unaudited) for the three
                and six months ended June 30, 2000 and 1999....................2

                Statements of Cash Flows (Unaudited) for the six months
                ended June 30, 2000 and 1999...................................3

                Notes to Financial Statements (Unaudited)......................4

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................7

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk....17


PART II         OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................17

       Item 2.  Changes in Securities and Use of Proceeds.....................17

       Item 3.  Defaults Upon Senior Securities...............................17

       Item 4.  Submission of Matters to a Vote of Security Holders...........17

       Item 5.  Other Information.............................................17

       Item 6.  Exhibits and Reports on Form 8-K..............................17


SIGNATURES....................................................................18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC

                                 BALANCE SHEETS

                                                                            JUNE 30,               DECEMBER 31,
                                                                             2000                     1999
                                                                         (UNAUDITED)
                                                                      ---------------            -------------
   ASSETS
   Current Assets:
     Cash and cash equivalents....................................... $    19,365,922            $  20,145,044
     Accounts receivable, less allowance for doubtful accounts.......
        of  $120,420 and $36,548, respectively.......................       1,458,993                1,995,904
     Inventories.....................................................          50,937                   67,049
     Prepaid expenses................................................       1,411,810                1,041,748
     Restricted Cash.................................................              --                7,357,874
     Due from affiliate..............................................       2,000,000                       --
                                                                      ---------------            -------------
        Total current assets.........................................      24,287,662               30,607,619
                                                                      ---------------            -------------

   Property, equipment, and vessel improvements, net.................      51,441,051               53,550,817

   Other Assets:
     Deferred financing costs, less accumulated amortization
        of  $844,602 and  $419,823, respectively.....................       4,831,890                5,205,917
     Deferred costs, less accumulated amortization
        of  $4,546,862 and $3,994,262, respectively..................       1,105,167                1,657,767
     Investment in Buffington Harbor Riverboats, L.L.C...............      36,854,289               38,146,213
     Other assets and deposits.......................................       4,152,129                3,981,710
                                                                      ---------------            -------------
             Total other assets......................................      46,943,475               48,991,607
                                                                      ---------------            -------------

             Total Assets............................................ $   122,672,188            $ 133,150,043
                                                                      ===============            =============

   LIABILITIES AND MEMBERS'  EQUITY
   Current Liabilities:
     Current maturities of long-term debt............................ $     1,911,608            $   8,208,002
     Accounts payable................................................         657,876                  859,087
     Other accrued liabilities:
        Payroll and related..........................................         674,419                  936,608
        Interest.....................................................       7,068,750                7,903,260
        Other accrued liabilities....................................       3,122,756                3,227,147
        Due to Buffington Harbor Riverboats, L.L.C...................         196,848                  176,861
                                                                      ---------------            -------------
             Total current liabilities...............................      13,632,257               21,310,965

   Long-term debt, net of current maturities.........................     128,263,685              128,922,062
   Commitments and contingencies.....................................              --                       --
                                                                      ---------------            -------------
             Total long-term liabilities.............................     128,263,685              128,922,062
                                                                      ---------------            -------------

             Total Liabilities.......................................     141,895,942              150,233,027
                                                                      ---------------            -------------

   Members'  Equity:
     Members'  contributions.........................................      24,000,000               24,000,000
     Retained earnings (Accumulated deficit).........................     (43,223,754)             (41,082,984)
                                                                      ---------------            -------------
             Total  members' (deficit)...............................     (19,223,754)             (17,082,984)
                                                                      ---------------            -------------

             Total Liabilities and Members' Equity................... $   122,672,188            $ 133,150,043
                                                                      ===============            =============

   The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS     THREE MONTHS       SIX MONTHS      SIX MONTHS
                                                      ENDED JUNE 30,   ENDED JUNE 30,    ENDED JUNE 30,  ENDED JUNE 30,
                                                          2000             1999              2000            1999
                                                     --------------- ----------------   --------------- ---------------
REVENUES:
 Casino ............................................ $ 29,115,712    $  30,527,21       $ 59,746,813    $ 59,413,287
 Food and beverage .................................      460,080         500,081            990,003         967,982
 Other .............................................      282,967         248,596            504,045         467,999
                                                     ------------    ------------       ------------    ------------

       Gross revenues ..............................   29,858,759      31,275,892         61,240,861      60,849,268
                                                     ------------    ------------       ------------    ------------

       less promotional allowances .................      (90,897)        (76,943)          (192,029)       (139,291)

       Net revenues ................................   29,767,862      31,198,949         61,048,832      60,709,977
                                                     ------------    ------------       ------------    ------------

COSTS AND EXPENSES:
 Casino ............................................    6,251,717       5,057,329         12,173,478      10,215,549
 Gaming and admission taxes ........................    8,110,737       8,515,879         16,691,532      16,662,969
 Food and beverage .................................      615,417         615,620          1,178,057       1,236,089
 Advertising and promotion .........................    1,908,997       1,810,690          4,251,642       3,318,786
 General and administrative ........................    6,278,485       6,196,377         12,894,928      12,379,477
 Economic incentive - City of Gary .................      900,255         941,821          1,847,026       1,835,392
 Depreciation and amortization .....................    2,289,274       1,971,806          4,549,150       3,914,526
                                                     ------------    ------------       ------------    ------------

       Total costs and expenses ....................   26,354,882      25,109,522         53,585,813      49,562,788
                                                     ------------    ------------       ------------    ------------

       Operating income ............................    3,412,980       6,089,427          7,463,019      11,147,189
                                                     ------------    ------------       ------------    ------------

OTHER INCOME (EXPENSE):
 Loss on investment in
       Buffington Harbor Riverboats, L.L.C .........     (720,663)       (599,977)        (1,451,837)     (1,403,991)
 Interest income ...................................      241,184         201,805            432,466         396,130
 Interest expense ..................................   (3,700,107)     (3,880,151)        (7,526,208)     (7,758,023)
 Interest expense to affiliate .....................           --         (68,254)                --        (167,454)
 Other non-operating expense .......................      (26,131)             --            (78,100)             --
                                                     ------------    ------------       ------------    ------------
       Total other income (expense) ................   (4,205,717)     (4,346,577)        (8,623,679)     (8,933,338)
                                                     ------------    ------------       ------------    ------------

       Income (loss)  before extraordinary item ....     (792,737)      1,742,850         (1,160,660)      2,213,851

EXTRAORDINARY ITEM:
Loss on bond redemption ............................     (382,500)    (15,238,156)          (382,500)    (15,238,156)

       Net Loss .................................... $ (1,175,237)   $(13,495,306)      $ (1,543,160)   $(13,024,305)
                                                     ============    ============       ============    ============



   The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      FOR THE SIX MONTHS     FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30, 2000    ENDED JUNE 30, 1999
                                                                                      -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................................................$ (1,543,160)          $ (13,024,305)
Adjustment to reconcile net loss to net cash provided by operating activities
  Depreciation .......................................................................   3,411,026               3,071,850
  Amortization .......................................................................   1,138,124                 842,676
  Loss on investment in Buffington Harbor Riverboats, L.L.C ..........................   1,451,837               1,403,991
  Loss on bond redemption ............................................................     382,500              15,238,156
  Decrease  in accounts receivable, net ..............................................     578,911                  32,285
  (Increase) decrease in inventories .................................................      16,112                  (9,201)
  (Increase) decrease in prepaid expenses ............................................    (370,062)                 20,430
  Increase in other assets ...........................................................    (263,171)             (2,597,702)
  Increase (decrease)  in accounts payable ...........................................    (201,211)                382,924
  Decrease  in accrued payroll and other expenses ....................................    (262,189)               (218,778)
  Decrease  in accrued interest ......................................................    (834,510)             (3,457,918)
  Increase (decrease)  in other accrued liabilities ..................................    (113,028)              1,278,209
                                                                                      ------------           -------------
     Net cash  provided  by operating activities .....................................   3,391,179               2,962,617
                                                                                      ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, equipment and vessel improvements .........................  (1,301,260)             (2,067,414)
  Increase in  deposits ..............................................................          --                 (15,000)
     Investment in Buffington Harbor Riverboats, L.L.C ...............................    (159,912)                (73,011)
                                                                                      ------------           -------------
     Net cash provided (used)  by investing activities ...............................  (1,461,172)             (2,155,425)
                                                                                      ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of 12 3/4% of Senior Secured Notes ......................................  (6,382,500)           (116,005,298)
  Proceeds from issuance of 10 7/8% Senior Secured Notes .............................          --             127,738,000
  (Increase) decrease in restricted cash .............................................   7,357,874              (7,491,175)
  Payment of Senior Secured Notes issuance costs .....................................          --              (4,241,526)
  Increase in short-term debt ........................................................          --               6,000,000
  Cash paid to reduce long-term debt .................................................  (1,086,893)             (9,800,833)
  Issuance of loan to Barden Development, Inc. .......................................  (2,000,000)                     --
  Distribution of Management Fees ....................................................    (597,610)                     --
                                                                                      ------------           -------------
     Net cash (used) by financing activities .........................................  (2,709,129)             (3,800,832)
                                                                                      ------------           -------------

Net decrease  in cash and cash equivalents ...........................................    (779,122)             (2,993,640)

Cash and cash equivalents, beginning of period .......................................  20,145,044              17,295,401
                                                                                      ------------           -------------

Cash and cash equivalents, end of period .............................................$ 19,365,922           $  14,301,761
                                                                                      ============           =============

INTEREST PAID:
  Principal Member ...................................................................$         --           $     167,455
  Equipment Debt .....................................................................$    148,403           $     254,360
  Senior Secured Notes- Fixed Interest ...............................................$  7,936,271           $   7,844,438
  Senior Secured Notes-Contingent Interest ...........................................$    246,138           $   3,018,090



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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2000, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                   (Unaudited)

                             Three Months           Three Months           Six Months             Six Months
                          Ended June 30, 2000    Ended June 30, 1999   Ended June 30, 2000    Ended June 30,1999
                          -------------------    -------------------   -------------------    ------------------
  Gross Revenue...........$     4,939,461        $     4,930,317       $    10,072,753        $     9,529,650
  Operating Income.(Loss).$        87,367        $       294,811       $       176,669        $       180,101
  Net Loss................$   (1,460,888)        $   (1,199,952)       $   (2,903,675)        $   (2,807,982)

                          THE MAJESTIC STAR CASINO, LLC
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 DEBT REFINANCING

During the quarter ended June 30, 2000, the Company redeemed $6.0 million of 12-3/4% Senior Secured Notes, with Contingent Interest.

NOTE 4 EXTRAORDINARY ITEM - LOSS ON BOND REDEMPTION

In connection with the Company's redemption of the $6.0 million of 12-3/4% Senior Secured Notes, the Company incurred a $383,000 charge, representing premium paid on redemption. The charge was recorded as an extraordinary item.

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

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft

                          THE MAJESTIC STAR CASINO, LLC
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


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

On October 27, 1997, the Company replaced a leased vessel (the "Chartered Vessel") with the current Majestic Star Casino vessel owned by the Company (the "Permanent Vessel"). The Permanent Vessel was initially placed in service at a cost of approximately $50.1 million and currently contains approximately 43,000 square feet of casino space, 1,443 slot machines and 54 table games on three decks.

The federal law that prohibited cruising on federal waterways was amended during the fourth quarter of 1996 to allow cruises and, as a result, the IGC advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. However, due primarily to winter weather conditions during the first quarter of 2000, 1999, and 1998, the Company conducted virtually all of its gaming operations with the Permanent Vessel or the Chartered Vessel, respectively docked. The Company, for fiscal year 2000, resumed a regular cruising schedule during April 2000. During mid-June, the U. S. Coast Guard imposed a moratorium on cruising for all Lake Michigan casino vessels until further notice. The Company currently is simulating a regular cruising schedule with respect to the boarding of passengers during the moratorium.

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results expected during the period May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

RESULTS OF OPERATIONS

The following discussions of results of operations provides a comparison of the six and three month periods ended June 30, 2000, with the six and three month periods ended June 30, 1999. Gross revenues were approximately $61.2 million and $29.9 million during the six and three month periods ended June 30, 2000 compared to $60.9 million and $31.3 million during the six and three months ended June 30, 1999, respectively.

The following table sets forth: (i) summary information from the Company's statements of income, as well as information relative to EBITDA (as defined below) derived therefrom; and (ii) the Company's statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.

                  Statements of Income - - Summary Information
                  --------------------------------------------
                             (dollars in thousands)

                      Three Months       Three Months      Six Months       Six Months
                      Ended June 30,     Ended June 30,    Ended June 30,   Ended June 30,
                      2000               1999              2000             1999
                      --------------     --------------    --------------   --------------
  Gross Revenues      $    29,859        $   31,276        $   61,241       $     60,849
  Operating Income    $     3,413        $    6,089        $    7,463       $     11,147
  EBITDA  (1)         $     5,702        $    8,061        $   12,012       $     15,062

STATEMENTS OF INCOME - -AS A PERCENTAGE OF GROSS REVENUES

                                   Three Months          Three Months             Six Months             Six Months
                                  Ended June 30,        Ended June 30,           Ended June 30,         Ended June 30,
                                  --------------        --------------           --------------         -------------
                                  2000                  1999                     2000                   1999
  Revenues:
     Casino                                97.5%                 97.6%                   97.6%                  97.6%
     Food and beverage                      1.5%                  1.6%                    1.6%                   1.6%
     Other                                  1.0%                  0.8%                    0.8%                   0.8%
                                       --------               -------                 -------                -------
       Gross Revenues                     100.0%                100.0%                  100.0%                 100.0%
       less promotional allowances         (0.3)%                (0.2)%                  (0.3)%                 (0.2)%
       Net Revenues                        99.7%                 99.8%                   99.7%                  99.8%
  Costs and Expenses:
     Casino                                20.9%                 16.2%                   19.9%                  16.8%
     Gaming and admission taxes            27.2%                 27.2%                   27.3%                  27.4%
     Food and beverage                      2.1%                  2.0%                    1.9%                   2.0%
     Advertising and promotion              6.4%                  5.8%                    6.9%                   5.5%
     General and administrative            21.0%                 19.8%                   21.1%                  20.4%
     Economic incentive-City of Gary        3.0%                  3.0%                    3.0%                   3.0%
     Depreciation and amortization          7.7%                  6.3%                    7.4%                   6.4%
                                       --------               -------                 -------                -------
              Total                        88.3%                 80.3%                   87.5%                  81.5%
  Operating Income (Loss):                 11.4%                 19.5%                   12.2%                  18.3%
  ------------------------

  Other Income (Expense):
     Loss on investment in BHR             (2.4)%                (1.9)%                  (2.4)%                 (2.3)%
     Interest income                        0.8%                  0.6%                    0.7%                   0.7%
     Interest expense                     (12.4)%               (12.4)%                 (12.4)%                (12.8)%
     Interest expense to affiliate           --                  (0.2)%                    --                   (0.3)%
     Other nonoperating expense            (0.1)%                  --                    (0.1)%                   --
                                       --------               -------                 -------                -------
              Total                       (14.1)%               (13.9)%                 (14.2)%                (14.7)%
                                       --------               -------                 -------                -------

  Net income(loss) before
      extraordinary item                   (2.7)%                 5.6%                   (2.0)%                  3.6%

  Extraordinary Item:
  -------------------
       Loss on bond redemption             (1.3)%               (48.7)%                  (0.6)%                (25.0)%

  Net (Loss):                              (4.0)%               (43.1)%                  (2.6)%                (21.4)%
  -----------                          --------               -------                 -------                -------

       EBITDA:     (1)                    19.10%                25.77%                  19.62%                 24.75%
       -------

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



COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Gross revenues for the second quarter ended June 30, 2000, amounted to approximately $29,859,000, a decrease of approximately $1,417,000 from gross revenues recorded in the second quarter ended June 30, 1999. The 4.5% decrease in gross revenues was primarily attributable to a decrease in the table hold of 2.1% combined with a 7.2% decrease in table drop, which is the amount wagered at a gaming table.

Casino revenues during the three months ended June 30, 2000, totaled approximately $29,116,000, of which slot machines accounted for approximately $23,128,000 (79.4%) and table games accounted for approximately $5,988,000 (20.6%). The slot coin-in for the three months ended June 30, 2000 increased approximately $956,000 compared to the three month period ended June 30, 1999. The slot win for the corresponding period, however, decreased by approximately $129,000 due to a lower than expected slot hold of 6.8% versus 6.9% in the prior year period. The average number of slot machines in operation increased by 22 units to 1,432 during the three months ended June 30, 2000, from 1,410 during the three months ended June 30, 1999. The average win per slot machine per day slightly decreased to approximately $178 for the three months ended June 30, 2000, from approximately $179 during the three months ended June 30, 1999. The average number of table games in operation during the three months ended June 30, 2000 and 1999 was 56. The average win per table game per day during the three months ended June 30, 2000, decreased to approximately $1,175 compared to approximately $1,425 during the three months ended June 30, 1999, principally due to a lower than normal hold percentage. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $67 during the three months ended June 30, 2000, compared to an average daily win per state passenger count of approximately $38 and an average daily win per patron of approximately $69 for the three months ended June 30, 1999.

Food and beverage revenues for the three months ended June 30, 2000, totaled approximately $460,000, or 1.5% of gross revenues, compared to approximately $500,000, or 1.6% of gross revenues, for the three months ended June 30, 1999. Other revenue totaling approximately $283,000, or 1.0% of gross revenues, consisted primarily of commission income during the three months ended June 30, 2000, compared to approximately $249,000 or 0.8% of gross revenues for the three months ended June 30, 1999.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended June 30, 2000, and 1999, were approximately $91,000 and $77,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended June 30, 2000, and 1999, totaled approximately $127,000 and $204,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost.

Casino operating expenses for the three months ended June 30, 2000, totaled approximately $6,252,000, or 20.9% of gross revenues and 21.5% of casino revenues, respectively, compared to approximately $5,057,000, or 16.2% of gross revenues and 16.6% of casino revenues, respectively, for the three months ended June 30, 1999. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,195,000 or 23.6% in casino operating expenses is primarily attributed to an increase of approximately $730,000 in cashback to slot guests as a result of a 26% increase in Club Majestic enrollments due to our planned marketing campaign to aggressively attract new guests to the property, approximately $197,000 in payroll expenses, and approximately $135,000 in progressive expense for slot jackpots.

Gaming and admissions taxes totaled approximately $8,111,000 for the three months ended June 30, 2000, compared to approximately $8,516,000 for the three months ended June 30, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $900,000 was paid during the three months ended June 30, 2000, compared to approximately $942,000 in the three months ended June 30, 1999, to the City under an agreement whereby the Company pays approximately 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended June 30, 2000, totaled approximately $1,909,000, or 6.4% of gross revenues, compared to approximately $1,811,000, or 5.8% of gross revenues during the three months ended June 30, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $98,000 or 5.4% increase in advertising and promotion expenses during the three months ended June 30, 2000, was primarily the result of an increase in costs associated with the undertaking of an aggressive and integrated brand campaign combined with an increase in costs associated with junket transportation.

General and administrative expenses for the three months ended June 30, 2000, were approximately $6,279,000, or 21.0% of gross revenues, compared to $6,196,000, or 19.8% of gross revenues, during the three months ended June 30, 1999. These expenses included approximately $1,848,000 for berthing fees paid to BHR, $1,621,000 for marine operations and $644,000 for security and surveillance operations during the second quarter of 2000. The $83,000 increase in these expenses is primarily attributed to an increase in payroll and payroll related expenses for Human Resources, Marine and Security operations.

Depreciation and amortization for the second quarter ended June 30, 2000, was approximately $2,289,000, or 7.7% of gross revenues, compared to approximately $1,972,000, or 6.3% of gross revenues, during the three months ended June 30, 1999. The $317,000 increase in depreciation expense for the three months ended June 30, 2000, is attributable to the increased expense associated with machinery and equipment placed into service during the past year and amortization of the debt issue costs incurred in June 1999.

Operating income for the three months ended June 30, 2000, was approximately $3,413,000, or 11.4% of gross revenues, compared to an operating income for the three months ended June 30, 1999 of $6,089,000, or 19.5% of gross revenues. The $2,676,000 or 44.0% decrease in operating income is primarily attributable to increased expenditures associated with casino operations and increased depreciation and amortization as previously discussed.

Net interest expense for the three months ended June 30, 2000, was approximately $3,459,000, or 11.6% of gross revenues, compared to approximately $3,747,000, or 12.0% for the same period last year. The $288,000 decrease in net interest expense is principally attributed to the elimination of the contingent interest on the refinanced 12-3/4% Senior Secured Notes and the repayment of the $8.8 million demand note to Barden Development, Inc. ("BDI"), an affiliate, both of which occurred in 1999.

Other non-operating expense includes unused line of credit fees of approximately $26,000 associated with the $20.0 million credit facility that was undrawn and available as of June 30, 2000.

The Company's loss relating to its investment in BHR for the three months ended June 30, 2000, was approximately $721,000. The BHR loss represents the Company's 50% share of BHR's non- cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced a loss of approximately $793,000 before the loss on the bond redemption of approximately $383,000 and income of $1,743,000, before the loss on the bond redemption of approximately $15,238,000 during the three months ended June 30, 2000 and 1999, respectively. Net losses were approximately $1,175,000 and $13,495,000 during the three months ended June 30, 2000, and 1999, respectively.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Gross revenues for the six months ended June 30, 2000, amounted to approximately $61,241,000, an increase of $392,000 over gross revenues recorded in the six months ended June 30, 1999. The increase in gross revenues is principally attributable to an increase of approximately $1,842,000 in slot revenues offset by a decline in table revenues of $1,508,000. Table revenues declined principally due to a 2.1% decrease in the table hold despite a slight increase of $201,000 in the table drop.

Casino revenues during the six months ended June 30, 2000, totaled approximately $59,747,000, of which slot machines accounted for approximately $47,251,000 (79.1%) and table games accounted for approximately $12,496,000 (20.9%). The slot coin-in for the six months ended June 30, 2000 increased approximately $35.2 million compared to the six month period ended June 30, 1999. The average number of slot machines in operation slightly decreased to 1,424 during the six months ended June 30, 2000, from 1,442 during the six months ended June 30, 1999. The average win per slot machine per day increased to approximately $182 for the six months ended June 30, 2000, from approximately $176 during the six months ended June 30, 1999. The average number of table games in operation during the six months ended June 30, 2000, decreased to 56 from 59 during the six months ended June 30, 1999. The average win per table game per day during the six months ended June 30, 2000, decreased to approximately $1,219, compared to approximately $1,315 during the six months ended June 30, 1999. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $67 during the six months ended June 30, 2000, compared to an average daily win per state passenger count of approximately $37 and an average daily win per patron of approximately $68 for the six months ended June 30, 1999.

Food and beverage revenues for the six months ended June 30, 2000, totaled approximately $990,000 or 1.6% of gross revenues, compared to approximately $968,000 or 1.6% of gross revenues for the six months ended June 30, 1999. Other revenue totaling approximately $504,000, or 0.8% of gross revenues for the six months ended June 30, 2000, consisted primarily of commission income compared to approximately $468,000 during the six months ended June 30, 1999.

Promotional allowances (complementaries) included in the Company's gross food revenues for the six months ended June 30, 2000, and 1999, were approximately $192,000 and $139,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the six months ended June 30, 2000, and 1999, totaled approximately $202,000 and $387,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost.

Casino operating expenses for the six months ended June 30, 2000, totaled approximately $12,174,000, or 19.9% of gross revenues and 20.4% of casino revenues, respectively, compared to approximately $10,216,000, or 16.8% of gross revenues and 17.2% of casino revenues, respectively, for the six months ended June 30, 1999. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,958,000 or 19.2% in casino operating expenses is primarily attributed to an increase of approximately $1,354,000 in cashback to slot guests as the result of a 5.4% increase in coin-in and a 14.0% year-to-date increase in Club Majestic enrollments due to our planned marketing campaign to aggressively attract new guests to the property beginning in mid-February, 2000.

Gaming and admissions taxes totaled approximately $16,692,000 for the six months ended June 30, 2000, compared to approximately $16,663,000 for the six months ended June 30, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $1,847,000 was paid during the six months ended June 30, 2000, compared to approximately $1,835,000 in the six months ended June 30, 1999, to the City under an agreement whereby the Company pays approximately 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the six months ended June 30, 2000, totaled approximately $4,252,000, or 6.9% of gross revenues, compared to approximately $3,319,000, or 5.5% of gross revenues during the six months ended June 30, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $933,000 or 28.1% increase in advertising and promotion expenses during the six months ended June 30, 2000, was primarily the result of an increase of approximately $600,000 in advertising as part of undertaking an aggressive and integrated brand image campaign that began in mid-February and approximately $400,000 associated with junket transportation including charter bus passengers.

General and administrative expenses for the six months ended June 30, 2000, were approximately $12,895,000, or 21.1% of gross revenues, compared to $12,379,000, or 20.3% of gross revenues, during the six months ended June 30, 1999. These expenses included approximately $3,632,000 for berthing fees paid to BHR, $3,217,000 for marine operations and housekeeping and $1,285,000 for security and surveillance operations during the six months ended June 30, 2000. The $516,000 increase in these expenses is primarily attributed to an increase in payroll and payroll related expenses for Security, Human Resources and Marine operations.

Depreciation and amortization for the six months ended June 30, 2000, was approximately $4,549,000, or 7.4% of gross revenues, compared to approximately $3,915,000, or 6.4% of gross revenues, during the six months ended June 30, 1999. The $634,000 increase in depreciation expense for the six months ended June 30, 2000, is principally attributable to the increased expense associated with machinery and equipment placed into service during the past year and amortization of the debt issue costs associated with the June 1999 issuance of the 10 7-8% Senior Secured Notes.

Operating income for the six months ended June 30, 2000, was approximately $7,463,000, or 12.2% of gross revenues, compared to an operating income for the six months ended June 30, 1999 of $11,147,000, or 18.3% of gross revenues. The $3,684,000 or 33.1% decrease in operating income is principally attributable to increased expenditures associated with casino operations, marketing expenses and increased depreciation and amortization as previously discussed.

Net interest expense for the six months ended June 30, 2000, was $7,094,000, or approximately 11.6% of gross revenues, compared to $7,529,000, or approximately 12.4% for the same period last year. The decrease in interest expense is primarily attributed to the refinancing of the 12-3/4% Senior Secured Notes with Contingent Interest and the repayment of the $8.8 million demand note due to BDI.

The loss relating to its investment in BHR for the six months ended June 30, 2000, was approximately $1,452,000. The BHR loss represents the Company's 50% share of BHR's non- cash net loss (primarily depreciation and amortization).

As a result of the foregoing, the Company experienced a loss before the extraordinary item of $1,161,000 and income of $2,214,000, during the six months ended June 30, 2000 and 1999, respectively. The Company's loss on the redemption of its $6,000,000 12-3/4% Senior Secured Notes with Contingent Interest was approximately $383,000. Net losses were approximately $1,543,000 and $13,024,000 during the six months ended June 30, 2000, and 1999, respectively. The Company's prior year loss included $15,238,000 associated with the loss on the redemption of its 12-3/4% Senior Secured Notes.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. EBITDA during the three and six month periods ended June 30, 2000 was approximately $5,702,000 and $12,012,000, respectively, or 19.1% and 19.7%, respectively, of gross revenues, compared to approximately $8,061,000 and $15,062,000, respectively, or 25.8% and 24.8%, respectively, of gross revenues, during the three and six month periods ended June 30, 1999. The decrease respectively, in EBITDA for the three and six months ended June 30, 2000 is primarily the result of an increase in casino and marketing expenditures combined with a decrease in the table hold and table drop. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006. These bonds are registered with the Securities and Exchange Commission. The net proceeds from the offering were utilized to redeem $99.0 million principal amount of the Company's 12-3/4% Senior Secured Notes with Contingent Interest due 2003. During June 1999, approximately $7.5 million was classified as restricted cash to effect a covenant defeasance of the $6.0 million of remaining 12-3/4% Senior Secured Notes. During May 2000, the $6.0 million 12-3/4% Senior Secured Notes were redeemed. Holders of the outstanding 10-7/8% Senior Secured Notes have the right to require that the Company repurchase the notes at a premium under certain conditions including a change in control of the Company.

At June 30, 2000, the Company had cash and cash equivalents of approximately $19.4 million. During the six months ended June 30, 2000, the Company's capital expenditures were approximately $1.3 million. Approximately $460,000 was expended for slot machines, approximately $350,000 for computer equipment and software, and approximately $300,000 for furniture, equipment, and vessel improvements, and approximately $190,000 for other gaming equipment. On April 14, 2000, the Company loaned BDI $2.0 million. The loan to affiliate is anticipated to be repaid during the third quarter of 2000 and carries a 10.5% interest rate. The Company also contributed approximately $160,000 from working capital to BHR for general enhancements during this period.

The Company has met its capital requirements to date through net cash from operations, capital contributions and loans. For the six months ended June 30, 2000, net cash provided from operations totaled approximately $3.4 million compared to approximately $3.0 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, $1.5 million in cash was used by investing activities, compared to $2.2 million used by investing activities for the six months ended June 30, 1999. Net cash used by financing activities was $2.7 million for the six month period ended June 30, 2000 which included a $2.0 million loan to BDI, compared to $3.8 million used by financing activities for the six month period ended June 30, 1999.

As of June 30, 2000, loans included: (i) $130.0 million principal amount of 10-7/8% Senior Secured Notes due 2006; and (ii) approximately $2.1 million of equipment financing. The 10- 7/8% Senior Secured Notes are secured by substantially all current and future assets other than certain excluded assets. On August 2, 1999, the Company established a new $20.0 million credit facility, which is also secured by substantially all current and future assets other than to the lien securing the 10-7/8% Senior Secured Notes. The $20.0 million credit facility was undrawn and available as of June 30, 2000.

Under the terms of its development agreement with the City, the Company committed, among other things, to make development expenditures of $116.0 million for its casino and associated infrastructure in the City over the next five years. The Company has met this commitment. The remaining portion of the development commitment is $10.0 million for off-site development in the City with the particular projects to be agreed to by the City. With respect to the off-site development commitment, the Company arranged for a $12.5 million surety bond which provides collateral for the completion of this obligation. The Company has deposited $3.6 million with a bank to guarantee a letter of credit which benefits the bonding company that provided the surety bond. The date for the Company's off-site development commitment has been mutually extended by the Company and the City to 2000. Don H. Barden, Chairman and CEO of the Company, through an affiliated company known as Gary New Century, LLC ("GNC") has entered into an agreement with the City to purchase approximately 190 acres of land including the harbor adjacent to the Buffington Harbor Complex. The off-site development commitment is anticipated to be satisfied with the purchase of this land. Mr. Barden has already funded $1.0 million of the $25.0 million purchase price. The initial purchase of the ground is subject to various approvals and is expected to close by September 2000. GNC is in the process of conducting an economic feasibility study with respect to the development of the land. Future development on the land by GNC may include hotels, retail and other entertainment facilities. The $3.6 million deposited by the Company to guarantee a letter of credit is anticipated to be returned to the Company upon satisfaction of the off-site development obligations.

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

Management believes that the Company's cash flow from operations, certain planned equipment financings, and its current line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, the remaining development obligations to the City, and its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for the year 2000. No assurance can be given, however, that such proceeds and, operating cash flow from the Permanent Vessel, in light of increased competition principally, as a result of dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

        No.  Description

        27   Financial Data Schedule (Edgar Version Only) (filed herewith).

        (b)  REPORTS ON FORM 8-K

             None filed during the six month period ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.


                                       The Majestic Star Casino, LLC

                                       By: Barden Development Inc., Manager

                                       By: /s/ Don H. Barden
                                           -------------------------------------
                                           Don H. Barden
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  Signature                           Title                            Date

/s/ Don H. Barden         President and Chief Executive Officer  August 11, 2000
-----------------------   of the Manager and the Company
Don H. Barden             (Principal Executive Officer)



/s/ Michael E. Kelly      Vice President, Chief Operating        August 11, 2000
-----------------------   and Financial Officer
Michael E. Kelly          (Principal Financial and Accounting
                          Officer of the Company)