Form 10-Q
period 2000-09-30
MAJESTIC STAR CASINO LLC
filed 2000-11-14
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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


Shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      Index


                                                                        Page No.
                                                                        --------
Part I                         FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets  --
             September 30, 2000 (Unaudited) and December 31, 1999............1
           Consolidated Statements of Income  --
             Nine months ended September 30, 2000 and 1999 (Unaudited).......2

           Consolidated Statements of Cash Flow  --
             Nine months ended September 30, 2000 and 1999 (Unaudited).......3

           Notes to Consolidated Financial Statements (Unaudited)............4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......17

Part II    OTHER INFORMATION

  Item 1.  Legal Proceedings................................................17

  Item 2.  Changes in Securities and Use of Proceeds........................17
  Item 3.  Defaults Upon Senior Securities..................................17
  Item 4.  Submission of Matters to a Vote of Security Holders..............17
  Item 5.  Other Information................................................17

  Item 6.  Exhibits and Reports on Form 8-K.................................17

SIGNATURES..................................................................18

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          THE MAJESTIC STAR CASINO, LLC

                           Consolidated Balance Sheets

                                                               September 30,     December 31,
                                                                   2000              1999
                                                                (Unaudited)
----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................    $  21,800,665     $  20,145,044
  Accounts receivable, less allowance for doubtful accounts
     of $72,169 and $36,548, respectively .................        1,488,361         1,995,904
  Inventories .............................................           46,954            67,049
  Prepaid expenses ........................................        1,165,039         1,041,748
  Restricted Cash .........................................               --         7,357,874
                                                               -------------     -------------
     Total current assets .................................       24,501,019        30,607,619
                                                               -------------     -------------

Property, equipment, and vessel improvements, net .........       50,511,502        53,550,817

Other Assets:
  Deferred financing costs, less accumulated amortization
     of  $1,056,991 and  $419,823, respectively ...........        4,658,544         5,205,917
  Deferred costs, less accumulated amortization
     of  $4,823,162 and $3,994,262, respectively ..........          828,867         1,657,767
  Investment in Buffington Harbor Riverboats, L.L.C .......       44,606,706        38,146,213
  Other assets and deposits ...............................        3,154,376         3,981,710
                                                               -------------     -------------
          Total other assets ..............................       53,248,493        48,991,607
                                                               -------------     -------------

          Total Assets ....................................    $ 128,261,014     $ 133,150,043
                                                               =============     =============

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
  Borrowings under line-of-credit .........................    $  10,300,000     $          --
  Current maturities of long-term debt ....................        1,565,407         8,208,002
  Accounts payable ........................................        1,041,515           859,087
  Other accrued liabilities:
     Payroll and related ..................................        1,086,193           936,608
     Interest .............................................        3,603,462         7,903,260
     Other accrued liabilities ............................        3,746,022         3,227,147
     Due to Buffington Harbor Riverboats, L.L.C ...........          123,815           176,861
                                                               -------------     -------------
Total current liabilities .................................       21,466,414        21,310,965

Long-term debt, net of current maturities .................      128,151,457       128,922,062
Commitments and contingencies .............................               --                --
                                                               -------------     -------------
          Total long-term liabilities .....................      128,151,457       128,922,062
                                                               -------------     -------------

          Total Liabilities ...............................      149,617,871       150,233,027
                                                               -------------     -------------

Members'  Equity:
  Members'  contributions .................................       24,000,000        24,000,000
  Retained earnings (Accumulated deficit) .................      (45,356,857)      (41,082,984)
                                                               -------------     -------------
          Total members' equity (deficit) .................      (21,356,857)      (17,082,984)
                                                               -------------     -------------

Total Liabilities and Members' Equity .....................    $ 128,261,014     $ 133,150,043
                                                               =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                        Consolidated Statements of Income
                                   (Unaudited)

                                                  Three Months        Three Months        Nine Months         Nine Months
                                                  Ended September 30, Ended September 30, Ended September 30, Ended September 30,
                                                          2000               1999               2000                1999
---------------------------------------------------------------------------------------------------------------------------
Revenues:
 Casino ........................................      $ 28,202,683       $ 28,910,478       $ 87,949,496       $ 88,323,765
 Food and beverage .............................           478,993            467,593          1,468,996          1,435,575
 Other .........................................           275,570            270,064            779,615            738,063
                                                      ------------       ------------       ------------       ------------

       Gross revenues ..........................        28,957,246         29,648,135         90,198,107         90,497,403
                                                      ------------       ------------       ------------       ------------

       less promotional allowances .............          (110,449)           (86,993)          (302,478)          (226,284)

       Net revenues ............................        28,846,797         29,561,142         89,895,629         90,271,119
                                                      ------------       ------------       ------------       ------------

Costs and Expenses:
 Casino ........................................         6,467,501          5,100,062         18,640,979         15,315,611
 Gaming and admission taxes ....................         8,013,444          8,151,686         24,704,976         24,814,655
 Food and beverage .............................           632,403            607,688          1,810,460          1,843,777
 Advertising and promotion .....................         2,096,364          2,325,335          6,348,006          5,644,121
 General and administrative ....................         6,151,040          5,973,380         19,045,968         18,352,857
 Economic incentive - City of Gary .............           873,875            900,297          2,720,901          2,735,689
 Depreciation and amortization .................         2,284,267          2,152,007          6,833,417          6,066,533
 Loss on disposition of assets .................           301,658                 --            301,658                 --
                                                      ------------       ------------       ------------       ------------

       Total costs and expenses ................        26,820,552         25,210,455         80,406,365         74,773,243
                                                      ------------       ------------       ------------       ------------

       Operating income ........................         2,026,245          4,350,687          9,489,264         15,497,876
                                                      ------------       ------------       ------------       ------------

Other Income (Expense):
 Loss on investment in
       Buffington Harbor Riverboats, L.L.C .....          (738,699)          (706,687)        (2,190,536)        (2,110,678)
 Interest income ...............................           260,331            183,127            692,797            579,257
 Interest expense ..............................        (3,655,441)        (3,857,758)       (11,181,649)       (11,615,781)
 Interest expense to affiliate .................                --                 --                 --           (167,454)
 Other non-operating expense ...................           (25,539)                --           (103,639)                --
                                                      ------------       ------------       ------------       ------------
       Total other income (expense) ............        (4,159,348)        (4,381,318)       (12,783,027)       (13,314,656)
                                                      ------------       ------------       ------------       ------------
       Income (loss) before extraordinary item .        (2,133,103)           (30,631)        (3,293,763)         2,183,220

Extraordinary Item:
 Loss on bond redemption .......................                --                 --           (382,500)       (15,238,156)

       Net (Loss) ..............................      $ (2,133,103)      $    (30,631)      $ (3,676,263)      $(13,054,936)
                                                      ============       ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          The Majestic Star Casino, LLC

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the nine months   For the nine months
                                                                                  Ended September 30,   Ended September 30,
                                                                                         2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss ....................................................................        $  (3,676,263)        $ (13,054,936)
Adjustment to reconcile net loss to net cash provided by operating activities
 Depreciation ...............................................................            5,126,232             4,681,974
 Amortization ...............................................................            1,707,185             1,384,559
 Loss on investment in Buffington Harbor Riverboats, L.L.C ..................            2,190,536             2,110,678
 Loss on disposal of assets .................................................              301,658                    --
 Loss on bond redemption ....................................................              382,500            15,238,156
 (Increase) decrease  in accounts receivable, net ...........................              507,543              (110,051)
 (Increase) decrease in inventories .........................................               20,095               (16,979)
 (Increase) decrease in prepaid expenses ....................................             (123,291)              177,277
 Increase in other assets ...................................................             (304,477)           (3,090,051)
 Decrease in accounts payable ...............................................              182,428               242,497
 Increase (decrease) in accrued payroll and other expenses ..................              149,585              (249,116)
 Increase (decrease) in accrued interest ....................................           (4,299,798)              286,809
 Increase in other accrued liabilities ......................................              466,867             1,022,780
                                                                                     -------------         -------------
    Net cash provided  by operating activities ..............................            2,630,800             8,623,597
                                                                                     -------------         -------------

Cash Flows From Investing Activities
 Acquisition of property, equipment and vessel improvements .................           (2,523,674)           (3,008,988)
 Increase(decrease) in deposits .............................................            1,000,000               (15,000)
 Investment in Buffington Harbor Riverboats, L.L.C ..........................           (8,651,027)             (195,822)
 Purchase of 49% interest in Gary New Century ...............................           (9,000,000)                   --
 Sale of 49% interest in Gary New Century ...................................            9,000,000                    --
 Proceeds from sale of slot machines ........................................              135,100                    --
                                                                                     -------------         -------------
    Net cash used by investment activities ..................................          (10,039,601)           (3,219,810)
                                                                                     -------------         -------------

Cash Flows From Financing Activities
 Redemption of 12-3/4% of Senior Secured Notes with Contingent Interest .....           (6,382,500)         (116,005,298)
 Proceeds from issuance of 10-7/8% Senior Secured Notes .....................                   --           127,738,000
 (Increase) decrease in restricted cash .....................................            7,357,874            (7,491,175)
 Payment of 10-7/8% Senior Secured Notes issuance costs .....................                   --            (4,241,526)
 Increase in short-term debt ................................................                   --             6,000,000
 Distribution of Management Fees ............................................             (597,610)                   --
 Issuance of loans to Barden Development, Inc. ..............................           (4,000,000)                   --
 Payment of loans from Barden Development, Inc. .............................            4,000,000                    --
 Cash received from line-of-credit ..........................................           12,000,000                    --
 Cash paid to reduce line-of-credit .........................................           (1,700,000)                   --
 Cash paid to reduce long-term debt .........................................           (1,613,342)          (10,271,718)
                                                                                     -------------         -------------
Net cash provided (used) by financing activities ............................            9,064,422            (4,271,717)
                                                                                     -------------         -------------

Net increase in cash and cash equivalents ...................................            1,655,621             1,132,070

Cash and cash equivalents, beginning of period ..............................           20,145,044            17,295,401
                                                                                     -------------         -------------

Cash and cash equivalents, end of period ....................................        $  21,800,665         $  18,427,471
                                                                                     =============         =============


Interest paid:
 Principal Member ...........................................................        $          --         $     167,455
 Equipment Debt .............................................................        $     200,402         $     367,392
 Senior Secured Notes - Fixed Interest, 12.75% ..............................        $     382,500         $   7,844,438
 Senior Secured Notes - Contingent Interest, 12.75% .........................        $     246,138         $   3,018,090
 Senior Secured Notes - Fixed Interest, 10.875% .............................        $  14,648,021         $          --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 Basis of Presentation

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993, as an Indiana limited liability company, to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. In September, 2000, the Company formed Majestic Investor, LLC to facilitate the fulfillment of the Company's off-site development obligations. The newly formed company is wholly owned by the Company and was designated an unrestricted subsidiary under the terms of the Indenture relating to the Company's 10-7/8% Senior Secured Notes due 2006.

The accompanying consolidated financial statements are unaudited and include the accounts of the Company, and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                   (Unaudited)

                              Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                              September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                              ------------------   ------------------   ------------------   ------------------
Gross Revenue ...........        $  4,903,030         $  4,866,261         $ 14,975,783         $ 14,395,911
Operating Income (Loss) .        $     91,585         $     89,302         $    268,254         $    269,403
Net Loss ................        $ (1,480,986)        $ (1,413,374)        $ (4,384,661)        $ (4,221,356)

Note 3 Debt Refinancing

During the quarter ended June 30, 2000, the Company redeemed $6.0 million of 12-3/4% Senior Secured Notes, with Contingent Interest. In connection with such redemption, the Company incurred a $383,000 charge, representing the premium paid on redemption. The charge was recorded as an extraordinary item.

Note 4 Commitments and Contingencies:

Legal Proceedings

On July 16, 1999, a complaint was filed in a Michigan state court in Detroit, Michigan, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a patron, claims to have been over served alcohol by the Company and then was injured as a result of a slip and fall on an escalator at BHR and is requesting compensatory and punitive damages of $55.0 million. This claim was dismissed by the Michigan court on February 28, 2000. On May 12, 2000, the plaintiff refiled a similar claim in the U. S. District Court in Hammond, Indiana and is now requesting compensatory and punitive damages of $51.0 million. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position and results of operations.

There have been no other material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

BHR Lease Obligations

Until September 2000, BHR was obligated under a lease agreement with Lehigh Portland Cement Company ("Lehigh Cement") to pay rent of $125,000 per month for the use of certain real estate that is integral to the gaming operations of the Joint Venture Partner and the Company. The lease also placed certain restrictions on the use of the harbor by the Joint Venture Partners, required the reimbursement of certain costs which may be incurred by Lehigh Portland Cement and required BHR to pursue permitting of and building of a new harbor. The lease was canceled as of September 29, 2000, when an affiliate of the Company purchased the property and harbor leased by Lehigh to BHR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward-Looking Information

This quarterly report includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the design, construction and funding of, a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues, admission taxes or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets and adverse results of significant litigation matters.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

The Company was formed in December 1993 as an Indiana limited liability company to develop a riverboat casino in the City. The IGC granted the Company a five year riverboat owner's license on June 3, 1996 and the Company began operations on June 7, 1996. The Majestic Star Casino Capital Corp. ("Capital"), a wholly owned subsidiary of the Company was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the Company's offering of 10-7/8% Senior Secured Notes. Capital has no assets, liabilities, or operations. In order to satisfy the Company's off-site development obligations, in September, 2000, the Company formed Majestic Investor, LLC. The newly formed company is wholly owned by the Company and was designated an unrestricted subsidiary under the terms of the Indenture relating to the Company's 10-7/8% Secured Notes. The discussion of operations and related statements are consolidated and include the Company and Majestic Investor, LLC. All significant intercompany transactions and balances have been eliminated.

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

On October 27, 1997, the Company replaced a leased vessel (the "Chartered Vessel") with the current Majestic Star Casino vessel owned by the Company (the "Permanent Vessel"). The Permanent Vessel was initially placed in service at a cost of approximately $50.1 million and currently contains approximately 43,000 square feet of casino space, 1,447 slot machines and 54 table games on three decks.

The federal law that prohibited cruising on federal waterways was amended in 1996 to allow cruises and, as a result, the IGC, advised the Company that cruising could commence November 15, 1996, subject to winter weather conditions. Due primarily to winter weather conditions during late fourth quarter and all of the first quarter of each year, the Company generally conducts its gaming operations with the Permanent Vessel docked. The Company usually resumes a regular cruising schedule during April. During mid-June 2000, the U. S. Coast Guard imposed a temporary moratorium on cruising for all Lake Michigan casino vessels until further notice. The Company currently is simulating a regular cruising schedule with respect to the boarding of passengers during the temporary moratorium.

Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with higher revenues expected during the period from May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Results of Operations

The following discussion provides a comparison of the results of operations for the three and nine month periods ended September 30, 2000, with the three and nine month periods ended September 30, 1999. Gross revenues were approximately $29.0 million and $90.2 million during the three month and nine month periods ended September 30, 2000, compared to $29.6 million and $90.5 million during the three and nine month periods ended September 30, 1999, respectively.

The following table sets forth: (i) summary information from the Company's consolidated statements of income, information relative to EBITDA (as defined below) derived therefrom; and (ii) detailed information from the Company's consolidated statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.


            CONSOLIDATED STATEMENTS OF INCOME - - SUMMARY INFORMATION
            ---------------------------------------------------------
                             (dollars in thousands)

                        Three Months Ended     Three Months Ended     Nine Months Ended    Nine Months Ended
                        September 30,          September 30,          September 30,        September 30,
                        2000                   1999                   2000                 1999
                        ------------------     -------------------    -----------------    -----------------

Gross Revenues               $   28,957            $   29,648             $    90,198          $   90,497

Operating Income             $    2,026            $    4,351             $     9,489          $   15,498

EBITDA (1)                   $    5,135            $    6,503             $    17,147          $   21,564

    CONSOLIDATED STATEMENTS OF INCOME - - AS A PERCENTAGE OF GROSS REVENUES
    -----------------------------------------------------------------------

                                          Three Months   Three Months   Nine Months    Nine Months
                                          Ended          Ended          Ended          Ended
                                          September 30,  September 30,  September 30,  September 30,
                                          2000           1999           2000           1999
                                          -------------  -------------  -------------  -------------
Revenues:
---------
   Casino                                      97.4%          97.5%          97.5%          97.6%
   Food and beverage                            1.7%           1.6%           1.6%           1.6%
   Other                                        0.9%           0.9%           0.9%           0.8%
                                              -----          -----          -----          -----
     Gross Revenues                           100.0%         100.0%         100.0%         100.0%
     less promotional allowances               (0.4)%         (0.3)%         (0.3)%         (0.3)%
     Net Revenues                              99.6%          99.7%          99.7%          99.7%
Costs and Expenses:
-------------------
     Casino                                    22.3%          17.2%          20.7%          16.9%
     Gaming and admission taxes                27.7%          27.5%          27.4%          27.4%
     Food and beverage                          2.2%           2.1%           2.0%           2.1%
     Advertising and promotion                  7.2%           7.8%           7.0%           6.2%
     General and administrative                21.3%          20.1%          21.1%          20.3%
     Economic incentive-City of Gary            3.0%           3.0%           3.0%           3.0%
     Depreciation and amortization              7.9%           7.3%           7.6%           6.7%
     Loss on disposition of assets              1.0%            --            0.4%            --
                                              -----          -----          -----          -----
               Total                           92.6%          85.0%          89.2%          82.6%
Operating Income:                               7.0%          14.7%          10.5%          17.1%
-----------------

Other Income (Expense):
-----------------------
      Loss on investment in BHR                (2.6)%         (2.4)%         (2.4)%         (2.3)%
      Interest income                           0.9%           0.6%           0.7%           0.6%
      Interest expense                        (12.6)%        (13.0)%        (12.4)%        (12.8)%
      Interest expense to affiliate              --             --             --           (0.2)%
      Other non-operating expense              (0.1)%           --           (0.1)%           --
                                              -----          -----          -----          -----
               Total                          (14.4)%        (14.8)%        (14.2)%        (14.7)%
                                              -----          -----          -----          -----
Net income(loss) before
      extraordinary item                       (7.4)%         (0.1)%         (3.7)%          2.4%
Extraordinary Item:
-------------------
      Loss on bond redemption                    --             --           (0.4)%        (16.8)%
Net Income (Loss):                             (7.4)%         (0.1)%         (4.1)%        (14.4)%
------------------                            -----          -----          -----          -----
        EBITDA: (1)                            17.7%          21.9%          19.0%          23.8%
        -------


NOTE:
-----

1. EBITDA (defined as earnings before interest, income taxes, depreciation, amortization, non-operating expenses for dockside lobbying initiatives, economic development and acquisition expenses, and extraordinary items) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended September 30, 2000 and 1999

Gross revenues for the three months ended September 30, 2000, amounted to approximately $28,957,000, a decrease of approximately $691,000 from gross revenues recorded in the third quarter ended September 30, 1999. The 2.3% decrease in gross revenues was primarily attributable to a decrease in casino revenues as a result of a 12.1% decline in the table drop and a decrease in the table hold to 14.7%.

Casino revenues during the three months ended September 30, 2000, totaled approximately $28,203,000, of which slot machines accounted for approximately $23,343,000 (82.8%) and table games accounted for approximately $4,860,000 (17.2%). The average number of slot machines in operation increased to 1,447 during the three months ended September 30, 2000, from 1,421 during the three months ended September 30, 1999. The coin-in increased approximately $12,800,000 or 3.9% during the period and the slot hold percent was 6.9% during the three months ended September 30, 2000 and during the three months ended September 30, 1999. The average win per slot machine per day also increased to approximately $175 for the three months ended September 30, 2000, from approximately $170 during the three months ended September 30, 1999. The average number of table games in operation during the three months ended September 30, 2000, decreased to 54 from 57 during the three months ended September 30, 1999. The table drop decreased 12.1% and the table hold decreased to 14.7% during the three months ended September 30, 2000 compared to a table hold of 17.7% during the three months ended September 30, 1999. The average win per table game per day during the three months ended September 30, 2000, decreased to approximately $978 compared to approximately $1,275 during the three months ended September 30, 1999. The average daily win per state passenger count was approximately $36 and the average daily win per patron was approximately $63 during the three months ended September 30, 2000, compared to an average daily win per state passenger count of approximately $37 and an average daily win per patron of approximately $65 for the three months ended September 30, 1999.


Food and beverage revenues for the three months ended September 30, 2000, totaled approximately $479,000 or 1.7% of gross revenues, compared to approximately $468,000 or 1.6% of gross revenues for the three months ended September 30, 1999. Other revenue, consisting primarily of commission income, totaled approximately $276,000, or 1.0% of gross revenues compared to approximately $270,000 or 0.9% of gross revenues for the three months ended September 30, 1999.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended September 30, 2000, and 1999, were approximately $110,000 and $87,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended September 30, 2000, and 1999, totaled approximately $118,000 and $196,000, respectively, and are characterized in the financial statements as an expense to the casino. BHR invoices the Company monthly for these promotional allowances at cost, which approximates the retail value of these promotional allowances.

Casino operating expenses for the three months ended September 30, 2000, totaled approximately $6,468,000, or 22.3% of gross revenues and 22.9% of casino revenues, respectively, compared to approximately $5,100,000, or 17.2% of gross revenues and 17.6% of casino revenues, respectively, for the three months ended September 30, 1999. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,368,000 in casino operating expenses is primarily attributed to approximately $737,000 associated with the slot club cash back program which resulted in a 12.0% increase in new slot club members, approximately $340,000 associated with increased progressive liability expenses, and approximately $182,000 for gaming equipment rental.

Gaming and admissions taxes totaled approximately $8,013,000 for the three months ended September 30, 2000, compared to approximately $8,152,000 for the three months ended September

30, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $874,000 was paid during the three months ended September 30, 2000, compared to approximately $900,000 in the three months ended September 30, 1999, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended September 30, 2000, totaled approximately $2,096,000, or 7.2% of gross revenues, compared to approximately $2,325,000, or 7.8% of gross revenues during the three months ended September 30, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $229,000 decrease in advertising and promotion expenses during the three months ended September 30, 2000 was primarily the result of an overall reduction in marketing expenditures which was partially offset by an increase in slot club marketing expenditures previously discussed and classified as casino operating expenses.

General and administrative expenses for the three months ended September 30, 2000, were approximately $6,151,000, or 21.2% of gross revenues, compared to $5,973,000, or 20.1% of gross revenues, during the three months ended September 30, 1999. These expenses included approximately $1,813,000 for berthing fees paid to BHR, $1,249,000 for marine operations and $648,000 for security and surveillance operations during the third quarter of 2000.

Depreciation and amortization for the third quarter ended September 30, 2000, was approximately $2,284,000, or 7.9% of gross revenues, compared to approximately $2,152,000, or 7.3% of gross revenues, during the three months ended September 30, 1999. The $132,000 increase in depreciation and amortization expense for the three months ended September 30, 2000, is attributable to the deferred financing costs associated with the issuance of $130.0 million of 10-7/8% Senior Secured Notes, and increased expense associated with machinery and equipment placed into service during the past year.

In August, 2000, 193 slot machines initially purchased in 1996 and 1997 with a net book value of approximately $437,000 were sold for approximately $135,000. The loss on disposal was approximately $302,000.

Operating income for the three months ended September 30, 2000, was approximately $2,026,000, or 7.0% of gross revenues, compared to $4,351,000, or 14.7% of gross revenues for the three months ended September 30, 1999. The $2,325,000 or 53.4% decrease in operating income is primarily attributable to increased expenditures associated with casino operations, general and administrative, loss on disposition of assets, and increased depreciation and amortization as previous discussed.

Net interest expense for the three months ended September 30, 2000, was $3,395,000, or approximately 11.7% of gross revenues, compared to $3,675,000, or approximately 12.4% for the same period last year. The $280,000 decrease is principally attributed to the elimination of the Contingent Interest on the refinanced 12-3/4% Senior Secured Notes and the repayment of the $8.8 million demand note to Barden Development ("BDI"), an affiliate, both of which occurred during the second quarter of 1999.

Other non-operating expenses of approximately $26,000 includes fees associated with the line of credit.

The Company's loss relating to its investment in BHR for the three months ended September 30, 2000, was approximately $739,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization). Actual costs of approximately $1,813,000 associated with operating BHR are included in the expense line "General and Administrative".

As a result of the foregoing, the Company experienced net losses of approximately $2,133,000 and $31,000 during the three months ended September 30, 2000, and 1999, respectively.

Comparison of the Nine Months Ended September 30, 2000 and 1999

Gross revenues for the nine months ended September 30, 2000, amounted to approximately $90,198,000, a decrease of $299,000 compared to gross revenues recorded in the nine months ended September 30, 1999. The less than 1% decrease in gross revenues was primarily attributable to a $4.4 million decrease in the table drop and a lower than anticipated year-to-date table hold of 16.5% compared to a prior year table hold of 18.7%. The decline in table drop and revenues was partially offset by a $48.0 million or 4.9% increase in slot coin-in and a 4.4% increase in slot revenues. Also during the first half of 1999, the riverboat casinos operating in Illinois were required to cruise. During June 1999, the cruising restrictions were removed in Illinois and the riverboat casinos operated dockside with unlimited access to patrons.

Casino revenues during the nine months ended September 30, 2000, totaled approximately $87,950,000, of which slot machines accounted for approximately $70,594,000 (80.3%) and table games accounted for approximately $17,356,000 (19.7%). The average number of slot machines in operation slightly decreased to 1,432 during the nine months ended September 30, 2000, from 1,435 during the nine months ended September 30, 1999. The coin-in increased $48.0 million or 4.9% and the slot hold percent decreased less than 0.04% during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The average win per slot machine per day increased to approximately $180 for the nine months ended September 30, 2000, from approximately $174 during the nine months ended September 30, 1999. The average number of table games in operation during the nine months ended September 30, 2000, decreased to 56 from 58 during the nine months ended September 30, 1999. The table drop decreased 4.0% and the table hold decreased to 16.5% during the nine months ended September 30, 2000 compared to 18.7% during the nine months ended September 30, 1999. The average win per table game per day during the nine months ended September 30, 2000, decreased to approximately $1,140, compared to approximately $1,316 during the nine months ended September 30, 1999. The average daily win per state passenger count was approximately $37 and the average daily win per patron was approximately $66 during the nine months ended September 30, 2000, compared to an average daily win per state passenger count of approximately $37 and an average daily win per patron of approximately $67 for the nine months ended September 30, 1999.

Food and beverage revenues for the nine months ended September 30, 2000, totaled approximately $1,469,000 or 1.6% of gross revenues, compared to approximately $1,436,000 or 1.6% of gross revenues for the nine months ended September 30, 1999. Other revenue totaling approximately $780,000, or 0.9% of gross revenues for the nine months ended September 30, 2000, consisted primarily of commission income compared to approximately $738,000 during the nine months ended September 30, 1999.

Promotional allowances (complementaries) included in the Company's gross food revenues for the nine months ended September 30, 2000, and 1999, were approximately $302,000 and $226,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the nine months ended September 30, 2000, and 1999, totaled approximately $320,000 and $582,000, respectively, and are characterized in the financial statements as an expense to the casino. The $262,000 decrease in complementaries provided at BHR operated facilities was partially offset by a $76,000 increase in complementaries provided on board the vessel. BHR invoices the Company monthly for these promotional allowances at cost.

Casino operating expenses for the nine months ended September 30, 2000, totaled approximately $18,641,000, or 20.7% of gross revenues and 21.2% of casino revenues, respectively, compared to approximately $15,316,000, or 16.9% of gross revenues and 17.3% of casino revenues, respectively, for the nine months ended September 30, 1999. These expenses were primarily comprised of salaries, wages and benefits, operating and promotional expenses of the casino. The dollar increase of $3,325,000 in casino operating expenses is primarily attributed to an increase of approximately $2,093,000 for expenses associated with the slot club cash back program which has resulted in a 13.0% increase in new slot club members, approximately $520,000 in payroll and payroll related benefits and $425,000 for gaming equipment rental (i.e. Wheel of Fortune(R) and Monopoly(R)).

Gaming and admissions taxes totaled approximately $24,705,000 for the nine months ended September 30, 2000, compared to approximately $24,815,000 for the nine months ended September 30, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,721,000 was paid during the nine months ended September 30, 2000, compared to approximately $2,736,000 in the nine months ended September 30, 1999, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the nine months ended September 30, 2000, totaled approximately $6,348,000, or 7.0% of gross revenues, compared to approximately $5,644,000, or 6.2% of gross revenues during the nine months ended September 30, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $704,000 or 12.5% increase in advertising and promotion expenses during the nine months ended September 30, 2000, was primarily the result of a $581,000 increase in costs associated with junket transportation including charter bus passengers and an increase of $308,000 in television and radio as part of undertaking an aggressive and integrated brand image campaign that was conducted during the first and second quarters of 2000. As discussed in the comparison of the three months ended September 30, 2000 and 1999, overall marketing costs have declined during the current quarter compared to the prior year same quarter.

General and administrative expenses for the nine months ended September 30, 2000, were approximately $19,046,000, or 21.1% of gross revenues, compared to $18,353,000, or 20.3% of gross revenues, during the nine months ended September 30, 1999. These expenses included approximately $5,445,000 for berthing fees paid to BHR, $3,927,000 for marine operations and $1,933,000 for security and surveillance operations during the nine months ended September 30, 2000. The dollar increase of $693,000 in these expenses is primarily attributed to non-operating expenses associated with development costs and dockside initiatives.

Depreciation and amortization for the nine months ended September 30, 2000, was approximately $6,833,000, or 7.6% of gross revenues, compared to approximately $6,067,000, or 6.7% of gross revenues, during the nine months ended September 30, 1999. The dollar increase of $766,000 in depreciation and amortization expense for the nine months ended September 30, 1999, is primarily attributable to the increased expense associated with machinery and equipment placed into service during the past year and amortization of the debt issue costs associated with the June 1999 issuance of the 10 7-8% Senior Secured Notes.

Operating income for the nine months ended September 30, 2000, was approximately $9,489,000, or 10.5% of gross revenues, compared to an operating income for the nine months ended September 30, 1999 of $15,498,000, or 17.1% of gross revenues. During the nine months ended September 30, 2000, the Company had a net loss on the disposition of assets totaling approximately $302,000. The $6,009,000 or 38.8% decrease in operating income is principally attributable to a decrease in gross revenues of approximately $299,000 and increased expenditures of approximately $3,325,000 associated with casino operations, approximately $704,000 associated with marketing, and increased general and administrative expenses including non-operating expenses and an increase of approximately $617,000 for depreciation and amortization as previously discussed.

Net interest expense for the nine months ended September 30, 2000, was $10,489,000, or approximately 11.7% of gross revenues, compared to $11,204,000, or approximately 12.4% for the same period last year. The $715,000 decrease in net interest expense is primarily attributed to the refinancing of the 12-3/4% Senior Secured Notes with Contingent Interest and the repayment of the $8.8 million demand note due to BDI both of which occurred during the second quarter of 1999.

The Company's loss relating to its investment in BHR for the nine months ended September 30, 2000, was approximately $2,191,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization). Actual costs of approximately $5,445,000 associated with operating BHR are included in the expense line "General and Administrative".

As a result of the foregoing, the Company experienced a loss before the extraordinary item of $3,294,000 and income of $2,183,000 during the nine months ended September 30, 2000 and 1999, respectively. The Company's loss on the redemption of its 12-3/4% Senior Secured Notes with Contingent Interest was approximately $383,000 and $15,238,000 during the nine months ended September 30, 2000 and 1999, respectively. Net losses were approximately $3,676,000 and $13,055,000 during the nine months ended September 30, 2000, and 1999, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. EBITDA during the three and nine month periods ended September 30, 2000 was approximately $5,135,000 and $17,147,000, respectively, or 17.7% and 19.0%, respectively, of gross revenues, compared to approximately $6,503,000 and $21,564,000, respectively, or 21.9% and 23.8%, respectively, of gross revenues, during the three and nine month periods ended September 30, 1999. The decrease respectively, in EBITDA for the three and nine months ended September 30, 2000 is primarily the result of an increase in casino and marketing expenditures combined with a decrease in the table hold and table drop. EBITDA during the three months ended September 30, 2000 excludes non-operating expenses associated with dockside lobbying initiatives, economic development and acquisition expenses and extraordinary items of $522,000. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents of approximately $21.8 million. During the nine months ended September 30, 2000, the Company's capital expenditures were approximately $2.5 million, which included approximately $1.4 million for slot machines and other gaming equipment, $742,000 for furniture, equipment, and vessel improvements, and $377,000 for computer equipment and software. During the third quarter of 2000, Barden Development, Inc. ("BDI") repaid loans that the Company had made to BDI during the second and third quarters of 2000, together with interest at the annual rate of 10.5%. The Company also made a capital contribution of approximately $8.7 million to BHR during the third quarter of 2000, and of this amount approximately $1.2 million was used for general enhancements and $7.5 million was utilized by BHR to make certain advances to Buffington Harbor Parking Associates ("BHPA") to purchase land previously leased by BHR.

During the quarter ended June 30, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006, in an exchange offer that was registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The net proceeds from this offering were used in part to redeem $99.0 million principal amount of the Company's 12-3/4% Senior Secured Notes with Contingent Interest due 2003. During June 1999, approximately $7.5 million of net proceeds was classified as restricted cash to effect a covenant defeasance of the remaining $6.0 million of 12-3/4% Senior Secured Notes. During May 2000, the Company redeemed this remaining $6.0 million of 12-3/4% Senior Secured Notes. Holders of the outstanding 10-7/8% Senior Secured Notes due 2006 have the right to require that the Company repurchase the notes at a premium under certain conditions, including a change in control of the Company.


Under the terms of its development agreement with the City of Gary, the Company committed to make development expenditures of not less than $116.0 million for its casino and associated infrastructure during a five year period. The Company has met this commitment by purchasing and equipping the Permanent Vessel, constructing substantial harbor improvements and the BHR facilities, and by investing in an affiliated entity that purchased land for future development adjacent to the BHR facility. The purchase of land for $25.0 million was completed in September 2000, by Gary New Century, LLC ("GNC"), a limited liability company owned and controlled by Don H. Barden, the Company's sole member. In order to fulfill the Company's remaining development commitment to the City, a portion of the purchase price for the land was provided to GNC by Majestic Investor, LLC, a newly formed limited liability company that is wholly owned by the Company. Majestic Investor was capitalized during the third quarter of 2000 with a $9.0 million investment by the Company, and Majestic Investor used these monies to acquire a 49% equity interest in GNC. Majestic Investor is considered an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes due 2006.

BHR had originally entered into a lease agreement with Lehigh Portland Cement Company, to lease certain property that is integral to the gaming operations of the Company and its Joint Venture Partner. In September 2000, GNC purchased approximately 190 acres of land adjacent to the Buffington Harbor Complex, including the land that had formerly been leased by BHR from Lehigh Portland Cement, for $25.0 million. The lease agreement with Lehigh Portland Cement has been terminated, which relieves BHR of the remaining 62 monthly payments of $125,000 each. A portion of this land was subsequently sold by GNC to Buffington Harbor Parking Associates ("BHPA") for

$15.0 million, and BHPA intends to construct and operate a parking garage on the purchased land. BHPA is a joint venture between Trump Indiana and AMB Parking, LLC, a company owned and controlled by Don H. Barden. Following the sale of this parcel of land to BHPA, GNC re-purchased Majestic Investor's 49% ownership interest for its original cost of $9.0 million. BHPA has leased a portion of its land to BHR under a triple net lease that provides for rental payments by BHR which are equal to the debt service and other expenses incurred by BHPA to construct and operate a parking structure planned for the site. These rental payments will provide the sole source of repayment of BHPA's debt service and other operating expenses. The rental payments will be funded by the Company and its Joint Venture Partner as an operating expense pursuant to their respective berthing agreements with the BHR Joint Venture.

The Company had originally been required by the City to arrange for the issuance of a Surety Bond in the amount of $12.5 million to guarantee the remaining $10.0 million portion of its development commitment for off-site improvements. The Surety Bond in turn was backed by a letter of credit issued by an unaffiliated bank, and the Company was required to deposit cash collateral in the amount of $3.5 million with the bank to guarantee its reimbursement obligation to the bank if the letter of credit had to be drawn on by the bonding company that provided the Surety Bond. In September 2000, the bank released $1.0 million of the deposit. The Company anticipates that the majority of the remaining $2.5 million of cash collateral will be released during the fourth quarter of 2000, upon the Company renegotiating a revised Surety Bond to satisfy $2.5 million of state and city regulatory obligations. It is anticipated that Mr. Barden will provide a personal guarantee to the bonding company which will allow a substantial reduction in the amount of cash collateral.

The Company has met its capital requirements to date through its cash flow from operations, capital contributions from its sole member and borrowings from third parties. For the nine months ended September 30, 2000, net cash provided from operations totaled approximately $2.6 million. For the nine months ended September 30, 2000, approximately $10.0 million in cash was used by investing activities, compared to $3.2 million used by investing activities for the nine months ended September 30, 1999. Net cash provided by financing activities was $9.1 million for the nine month period ended September 30, 2000 which included $4.0 million in loans made to and repaid by BDI, compared to $4.3 million used by financing activities for the nine month period ended September 30, 1999.


As of September 30, 2000, borrowings included $130.0 million principal amount of 10-7/8% Senior Secured Notes due 2006, and approximately $1.5 million of equipment financing. The 10-7/8% Senior Secured Notes are secured by substantially all current and future assets other than certain excluded assets. In addition, in August 1999, the Company established a $20.0 million credit facility, which is also secured by substantially all current and future assets other than to the lien securing the 10-7/8% Senior Secured Notes. During September 2000, $12.0 million was borrowed on this credit facility, and $1.7 million of these borrowings has been repaid. These borrowings were made to partially fund the $9.0 million capital contribution to Majestic Investor as well as the $7.5 million contribution to BHR, as previously discussed.

Management believes that the Company's cash flow from operations, certain planned equipment financings, and its current line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes and other permitted indebtedness for the year 2000. No assurance can be given, however, that such proceeds and, operating cash flow from the Permanent Vessel, in light of increased competition principally, as a result of dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.


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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      EXHIBITS

         No.      Description
         ---      -----------
         27       Financial Data Schedule (Edgar Version Only) (filed herewith).

         (b)      REPORTS ON FORM 8-K

                  None filed during the nine month period ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.


THE MAJESTIC STAR CASINO, LLC

By: Barden Development Inc., Manager


By: /s/ Don H. Barden
   ----------------------------------
Don H. Barden
President and Chief Executive Officer


THE MAJESTIC STAR CASINO CAPITAL CORP.


By: /s/ Don H. Barden
   ----------------------------------
Don H. Barden
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signature                 Title                            Date



/s/ Don H. Barden        President and Chief Executive         November 14,2000
-----------------------  Officer of the Manager and the
Don H. Barden            Company (Principal Executive Officer)


/s/ Michael E. Kelly     Vice President and Chief              November 14,2000
-----------------------  Operating and Financial Officer
Michael E. Kelly         (Principal Financial and
                         Accounting Officer of the Company)

                                  EXHIBIT INDEX



   Exhibit No.  Description
   -----------  -----------
   27           Financial Data Schedule (Edgar Version Only)