Form 10-K405
period 2000-12-31
MAJESTIC STAR CASINO LLC
filed 2001-03-30
CIK 1016466

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      or

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes  X        No   ___
    ---

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

                         THE MAJESTIC STAR CASINO, LLC
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                    PART I

Item 1.     Business.....................................................................  1

Item 2.     Properties................................................................... 10

Item 3.     Legal Proceedings............................................................ 11

Item 4.     Submission of Matters to a Vote of Security Holders.......................... 12

                                       PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........ 12

Item 6.     Selected Financial Data...................................................... 13

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................ 14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................... 25

Item 8.     Consolidated Financial Statements and Supplementary Data..................... 25

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure......................................................... 25

                                      PART III

Item 10     Directors and Executive Officers of Registrant............................... 26

Item 11.    Executive Compensation....................................................... 28

Item 12.    Security Ownership of Certain Beneficial Owners and Management............... 30

Item 13.    Certain Relationships and Related Transactions............................... 30

                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............. 31

                                     PART I
ITEM 1.  BUSINESS

GENERAL

   The Majestic Star Casino, LLC (the "Company" or the "Registrant") operates the Majestic Star Casino, a riverboat gaming facility located at Buffington Harbor in Gary, Indiana, pursuant to a five year riverboat owner's license granted to it by the Indiana Gaming Commission (the "IGC") on June 3, 1996. The Company anticipates applying for renewal of this license during April, 2001.

   The Majestic Star Casino commenced operations on June 7, 1996. On October 27, 1997, the Company replaced a leased vessel (the "Chartered Vessel") with the current Majestic Star Casino vessel owned by the Company (the "Permanent Vessel"). The Permanent Vessel was initially placed in service at a cost of approximately $50.1 million and contains approximately 43,000 square feet of casino space, 1,429 slot machines and 51 table games on three decks. The Majestic Star Casino is part of a gaming complex (the "Gaming Complex") which has been developed at Buffington Harbor, and is owned by Buffington Harbor Riverboats, L.L.C. ("BHR" or the "BHR Joint Venture"), a joint venture which is owned equally (50%) by the Company and Trump Indiana, Inc. (the "Joint Venture Partner"). The Company and the Joint Venture Partner, the holder of a second gaming license to operate from the City, formed the BHR Joint Venture to own and operate certain common facilities of the Gaming Complex such as the guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each operate its own riverboat casino at the Gaming Complex on a staggered cruise schedule which reduces waiting times to board a riverboat casino.

   The Company was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino Capital Corp. ("Capital"), a wholly-owned subsidiary of the Company was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the offering of the 10-7/8% Senior Secured Notes and has no assets, liabilities, or operations. Majestic Investor, LLC was formed in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary and currently is a party to a Purchase Agreement to acquire certain assets of Fitzgerald's Gaming Corporation. The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is (219) 977-7823.

OPERATING STRATEGY

   The Company's operating strategy is characterized by several principal elements including those described below.

Targeted Customer Base
----------------------

   The Company focuses primarily on middle income customers which it believes constitutes the largest segment of potential gaming customers. The Company, in February, 2000 began a comprehensive integrated marketing campaign to brand Majestic Star Casino as "the place to play" for slot customers from this middle income segment. The Company's registered tagline, "We've Got Your Slots"(R) has appeared in all advertising venues including television, radio, print and outdoor media and will allow the Company to enhance its slot leadership positioning among Chicago-area gaming facilities. The Company intends to utilize this broad marketing technique to attract these middle income customers, whom it is then able to qualify and target for direct marketing activities. To assist the Company with its direct marketing activities, the Company has established the Club Majestic and Club Majestic Premier Slot Clubs ("Club Majestic"). Coin-in, a measurement utilized to gauge the amount wagered by customers playing slots, increased $49.0 million or 3.8 % and slot win increased approximately $3.6 million or 4.0 % during the year ended December 31, 2000, compared to the year ended December 31, 1999.

   Club Majestic enables the Company to maintain a comprehensive database of information about its customers, including their gaming levels, duration of play and preferences, and to utilize such information to tailor marketing programs to encourage frequent visits by these customers. The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as direct mail cash back offers for slot customers, and complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers. During the summer of 1999, the Company expanded an existing VIP Lounge and added another VIP Lounge for Club Majestic guests which the Company aggressively utilized in 2000 for entertaining Club Majestic guests and for special events and promotions. Management believes that its continued marketing efforts combined with the amenities offered by the Permanent Vessel, and the extension of credit to customers, will allow the Company to continue to increase its share of the middle and higher income market in the greater Chicago metropolitan area.

Emphasis on Slot Play
---------------------

   The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. The Company continues to enhance and modify its mix of slot machines. During 2000 the Company replaced and/or converted approximately 249 slot machines. The Company plans to continue to update its inventory of product this year with the anticipated purchase of approximately $2.5 million of new slot machines. The Company believes that it is advantageous to maintain a variety of slot machines to meet the demand of its customers. Minimum payout percentages for slot machines in Indiana are set by the IGC. The Company attempts to maintain payout percentages that are competitive to attract and retain customers.

Customer Service
----------------

   As part of its commitment to providing a quality casino entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly atmosphere. The Company has a full time player development department and concierge service to further assist in providing onboard customer service. Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each team member. Toward this end, management takes a hands-on approach through active and direct involvement with team members at all levels. In particular, Management conducts ongoing orientation and training sessions with all team members at which it stresses the importance of customer contact and encourages team members to look at, smile at, and wish each customer good luck with whom they interact. The Company offers attractive team member benefit programs to recruit and retain friendly, professional team members.

Emphasis on Attributes of Buffington Harbor
-------------------------------------------

   The Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos) and direct highway access. In June 2000, the Company began to conduct a marketing campaign with its Joint Venture Partner whereby both entities jointly advertise the attributes of the Buffington Harbor Gaming Complex principally through billboards and print. The Gaming Complex also has enhanced and expanded its food outlets. In calendar year 2000, three new food kiosks were introduced including Harbor Treats and Shou Ki Sushi which are owned and operated by third parties and Jackpot Java which is owned and operated by BHR. Entertainment is also being provided in the Lakeshore lounge on weekends.

GROWTH STRATEGY

   The Company's expansion strategy originally focused on increasing the overall size of its riverboat gaming facility located at Buffington Harbor in Gary, Indiana. On October 27, 1997, the Company placed into service the Permanent Vessel which replaced the Chartered Vessel. The Permanent Vessel contains approximately 43,000 square feet of casino space, which represents an increase of approximately 65.4% compared to the Chartered Vessel. The floor configuration as of March 15, 2001 contains approximately 1,429 slot machines and 51 table games. The Permanent Vessel also substantially increased the Company's capacity from 1,700 to 3,000 passengers per cruise.

   Don H. Barden, Chairman and CEO of the Company, through an affiliated company, purchased for $25.0 million approximately 190 acres adjacent to Buffington Harbor in September 2000. A portion of this acreage was subsequently sold by Mr. Barden to a joint venture, Buffington Harbor Parking Associates, LLC ("BHPA") formed by the Joint Venture Partner and AMB Parking, LLC ("AMB") (a company wholly- owned by Mr.Barden) in order to jointly construct and operate a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 2,000 covered parking spaces and indoor access to the Buffington Harbor Gaming Complex. Customers currently either park their automobiles in a remote self parking lot or use valet parking services. The parking project is estimated to cost approximately $37.7 million including approximately $14.2 million for the land. Approximately $28.3 million of the project costs for the parking structure is anticipated to be financed with the remainder being funded by lease payments from the Company and the Joint Venture Partner. It is currently anticipated that the Company will enter into a lease with BHPA with lease payments sufficient to service the debt on the BHPA financing. The Joint Venture Partner will enter into an identical lease, and each party will receive a credit of up to 50% of the lease obligations if the other (the Company or the Joint Venture Partner, as the case may be) makes its lease payments. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase its net revenues and cash flow. There can be no assurance that BHPA will be able to obtain financing to construct the parking garage on acceptable terms.

   In addition to growth opportunities at the Gaming Complex, the Company continues to explore the acquisition and or development of new properties in existing gaming jurisdictions to pursue gaming opportunities. The Company's wholly-owned subsidiary, Majestic Investor, LLC, entered into a definitive purchase agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation to purchase three Fitzgeralds brand casinos. Majestic Investor, LLC plans to purchase Fitzgeralds casinos in Las Vegas, Nevada, Tunica, Mississippi, and Black Hawk, Colorado for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus the
assumption of certain liabilities.   The sale is consistent with the
reorganization that Fitzgeralds Gaming Corporation has negotiated with a committee representing its noteholders. To facilitate this transaction, Fitzgeralds Gaming Corporation and its subsidiaries voluntarily filed for Chapter 11 Bankruptcy in U. S. District Court in Nevada on December 5, 2000. The sale was approved by the Bankruptcy Court on March 19, 2001 but remains contingent on, among other things, licensing and financing. Licensing clearances are expected to be finalized in the second half of calendar year 2001.

   As reported by Fitzgeralds Gaming Corporation in its Quarterly Report on Form 10-Q for the period ended October 1, 2000, Fitzgeralds Las Vegas, Fitzgeralds Tunica, and Fitzgeralds Black Hawk had net operating revenues of $40,082,000, $61,319,000 and $29,149,000, respectively, and a total of $130,550,000 net operating revenues for all three casinos, for the nine months ended October 1, 2000, as compared to net operating revenues of $39,765,000, $57,305,000 and $27,807,000, respectively, and a total of $124,877,000 net operating revenues for all three casinos, for the three quarters ended October 3, 1999, reflecting increases in operating revenue of 0.8%, 7.0% and 4.8%, respectively, and a total increase in operating revenue for all three casinos of 4.5%.

   The Company believes that expanded casino operations will provide the opportunity for some cost savings as the Company leverages its increased buying power, and will be beneficial in attracting and retaining high quality executives.

   The Company's ability to expand will depend upon a number of factors including, but not limited to: ( I ) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number,
(iii) political factors; (iv) the risks typically associated with any new construction; and (v) the availability of adequate financing or acceptable terms, particularly in light of restrictive covenants contained in the instruments relating to the 10-7/8% Senior Secured Notes and the Company's credit facility, which limit the Company's ability to obtain such financing. As a result, there can be no assurance that the Company will be able to expand to any other additional locations or, if such expansion occurs, that it will be successful.

COMPETITION

   The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. The Chicago metropolitan area contains in excess of 6 million adults. In addition, according to the 1990 Census Bureau estimates, the per capita income for the Chicago metropolitan area is high by comparison to other Midwestern gaming jurisdictions. Illinois and Indiana state laws limit the total number of licenses issuable in the Chicago metropolitan area to ten. Nine of the licenses are currently in operation and the number of licenses cannot be increased without legislative action. The Company also expects to compete to a lesser extent with six additional riverboats authorized to operate in southern Indiana, of which five are currently operational. The sixth riverboat in Southern Indiana is designated for Patoka Lake which has not received any of the required permits to be issued by the Army Corp of Engineers and no applicant has applied for licensing.

There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses in the future.

   Dockside gaming was approved in Illinois in June, 1999. The Illinois gaming market grew by approximately 21.9% in 2000 compared to 1999 and the Northwest Indiana gaming market grew by approximately 5.0% in 2000 compared to 1999. Notwithstanding the market growth, Management is unable to predict whether increased competition in the market from dockside gaming will have a negative impact on the Company's revenues. Several of the Chicago area operators located in Illinois including Harrahs, Hollywood and Empress have publicly expressed an interest in building barge based casinos as a result of the June, 1999 legislation allowing dockside gaming in Illinois. A lawsuit that had been filed in Illinois challenging the validity of relocating a licensed operator to Cook County has been dismissed. The operators license for the planned gaming barge in Cook County was also revoked and to date, the Illinois Gaming Board has not reissued the license for the Cook County location.

   Legislation has also been introduced in Illinois to provide for land-based casinos in Chicago and to expand riverboat gaming in Illinois, including authorization of additional or existing operators to move to new sites or otherwise to modify existing regulations to decrease or eliminate certain restrictions including limitations on the number of gaming positions, or the elimination of credit play. During the first quarter of 1999, legislation was introduced in Indiana to allow certain organizations (primarily VFW posts) to possess a limited number of electronic gaming devices. Also during the first quarter of 2000, legislation was introduced in Indiana to allow dockside gaming and to modify restrictions with respect to ownership of multiple gaming facilities. In January 2001, a bill providing for dockside gaming as well as increased gross wagering taxes was passed by the Indiana House, one of the two legislative branches of the Indiana General Assembly. A similar bill providing for dockside gaming was defeated by the Senate Rules Committee on March 28, 2001. Also in 2001 legislation was introduced in Indiana to allow riverboat gambling companies to own up to two of the state's ten licenses. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation, in Illinois, Indiana or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the results of operations or financial condition of the Company.

   The Company competes, and expects to compete, with various gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Saginaw Chippewa Indian Tribe is currently operating one of the largest Native American gaming complexes in the U. S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. The Pokagon Band of Potawatomi Indians recently reached revenue-sharing and infrastructure financing agreements with local officials in New Buffalo Township,

Michigan. These agreements advance the Band's goal of opening a land-based gaming facility, by late 2001, including a 100,000+ square foot casino on approximately 675 acres located 10 miles from the Indiana state line, off Exit 1 of Interstate 94. The Pokagons plan to have the second largest casino in the Midwest, which would be substantially larger in size than any of the riverboats currently operating in the Chicago metropolitan area.

   In December 1998, the Michigan Senate and House of Representatives approved four additional Indian compacts which have been signed by the Governor of Michigan that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over cruising casinos in close proximity to the Company, could have an adverse effect on the Company. With respect to the State of Michigan, the Company also expects competition from three land-based casinos in Detroit, Michigan, pursuant to a November 1996 voter initiative. On July 28, 1999, a casino license was issued to MGM Grand Detroit, LLC, on December 14, 1999, a casino license was issued to Detroit Entertainment, LLC, and on November 8, 2000, a casino license was issued to Greektown Casino, LLC, all of which are now operational.

   The Company anticipates that competition will continue to increase as a result of the sale of four area casinos to larger and stronger competitors. Harrah's Entertainment, Inc., in 1998 purchased Showboat, Inc., including the Showboat Mardi Gras Casino, located in East Chicago, Indiana. Harrah's in March 1999, renamed the East Chicago property to take advantage of the Harrah's brand name. Harrah's also in late 1999 completed a $30.0 million expansion of its East Chicago facility adding three new restaurants, meeting space and other land-based amenities including new entrance ramps from Cline Avenue. In late 2000, Harrah's began construction of a $47.0 million expansion project that will include a hotel with approximately 300 rooms. It is anticipated that this $47.0 million expansion project will be completed late 2001. Also, Horseshoe Gaming, LLC, in 1999 acquired Empress Entertainment. Empress Entertainment owned two area riverboat gaming operations: one in Hammond, Indiana, and one in Joliet, Illinois. Empress Entertainment plans to lease city-owned space in Hammond, Indiana to develop the lakefront into an entertainment, shopping and recreational mecca. In 2001, Horseshoe announced that it intends to sell its Joliet operated facility. It is also anticipated that Horseshoe, during 2001, will rename the Hammond facility to a Horseshoe brand casino. The Blue Chip Casino, LLC in Michigan City, Indiana was acquired by Boyd Gaming Corporation in 1999. In February, 2000, a 189 room hotel was opened at its Michigan City, Indiana location.

   Many of the Company's competitors have greater gaming industry management experience, financial resources and, in the case of Harrah's and Empress Hammond, enclosed parking garages. The Company's Joint Venture Partner also operates a 300-room hotel for its own use located at the Gaming Complex. The Company believes that its ability to compete successfully in the riverboat gaming industry will be primarily based on the quality and location of its gaming facilities, the effectiveness of its marketing efforts, and overall levels of customer service and satisfaction. The Company believes that the construction of the parking facility will provide added competitive benefits to the Gaming complex. Although management believes that the location and amenities of the Majestic Star Casino will enable the Company to compete effectively with other casinos in the immediate area, the Company expects intense competition for the reasons previously discussed to continue in its market area.

EMPLOYEES

   At December 31, 2000, the Company employed approximately 1,000 persons and the BHR Joint Venture employed approximately 360 persons. The Company and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union ("H.E.R.E."), covering approximately 70 employees of the Company and approximately 140 employees of the BHR Joint Venture. The Company's H.E.R.E. members are exclusively in food and beverage positions. The agreements expire on June 30, 2001. The Company and the BHR Joint Venture also have collective bargaining agreements with the Operating Engineers Union, covering approximately 6 employees of the Company's marine operations department and 15 employees of the BHR Joint Venture Facilities Department. The agreement with the Company expires on September 30, 2003 and the agreement with the BHR Joint Venture expires on July 1, 2001. The Company also has a collective bargaining agreement with the Seafarers International Union which covers approximately 30 employees in the marine operations department. The agreement expires on July 10, 2003. The Company believes that its overall relations with its employees are good.

   In recruiting personnel, the Company is obligated, under the terms of an agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of 70% from racially minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana.

SEASONALITY

   Because of the climate in the Chicago metropolitan area, the Company's operations are expected to be seasonal with stronger results generally expected during the period from May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

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

   In determining whether to grant or renew an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A person or entity holding an owner's gaming license issued by the IGC may not own more than a ten percent interest in another such license. Legislation has been introduced during the 2001 legislative session that would allow a person or entity to own not more than two casinos, to date no such legislation has been enacted. An owner's license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right pursuant to the Riverboat Gambling Act. On June 3, 1996, the Majestic Star Casino obtained a gaming license from the IGC. During 2001 the Company will be required to renew its initial license granted on June 3, 1996. There can be no assurance that the Company's license will be renewed.

   Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins. Each riverboat gaming excursion is limited to a maximum duration of four hours unless a longer excursion is expressly approved by the IGC. In January 2001, a bill providing for dockside gaming as well as increased gross wagering taxes was passed by the Indiana House, one of the two legislative branches of the Indiana General Assembly. A similar bill providing for dockside gaming was defeated by the Senate Rules Committee on March 28, 2001. To date no such legislation has been enacted.

   Effective November 1996, riverboat casinos operating on Lake Michigan were granted an exemption to the Johnson Act, a federal statute which prohibits casino gambling on federal waterways. Prior to November 1996 the riverboat casinos operating on Lake Michigan, including the Majestic Star Casino, remained dockside and simulated cruising. No gaming may be conducted while the boat is docked except (i) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (ii) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, (iii) if either the vessel or the docking facility is undergoing mechanical or structural repair, (iv) if water traffic conditions present a danger to the riverboat, its passengers or crew, or other vessels on the water, or (v) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise.

   An Indiana admission tax of $3.00 for each person admitted to each gaming excursion is imposed upon the license owner. Legislation has been introduced in the past that would increase the admission tax to $4.00 per person, but to date, no such legislation has been enacted. The Company is unable to predict if this legislation will be reintroduced or if any other legislation introduced in Indiana relative to riverboat casinos will be enacted. If legislation is enacted to increase the admission tax, the effect of such an increase could have a material impact on the results of operations of the Company. A 20% tax is imposed on the "adjusted gross receipts" received from gaming operations, which is defined under the Riverboat Gambling Act as the total of all cash and property received (including checks received by the licensee whether or not collected), less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed 2%). Legislation has been introduced as recently as January 2001 that would increase the tax and allow the riverboats to operate dockside and/or barge facilities, but to date, no such legislation has been enacted. The gaming license owner must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Indiana laws also permit the imposition of real property taxes on Indiana riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

   The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

   The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. Any person issued an owner's gaming license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women-owned business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements. The Company for the calendar year ended December 31, 2000, has submitted unaudited reports to the IGC that it believes meets these statutory requirements.

ITEM 2.  PROPERTIES

   The Company operates the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. Buffington Harbor is located at the interchange of U.S. 12 and Indiana State Highway 912, a divided freeway which connects Interstate Highways 90 and 80/94.

   The Majestic Star Casino operates from the Gaming Complex, which was developed, and is owned and operated by the BHR Joint Venture. The Gaming Complex is situated on approximately

100 acres and contains approximately 3,000 surface parking spaces and a 90,000 square foot land based pavilion which has a 352 seat buffet, a 110 seat steakhouse, a cocktail lounge, a gift shop, ticketing area for each casino and administrative offices. The Gaming Complex also has three food kiosks, Harbor Treats and Shou Ki Sushi which are owned and operated by third parties and Jackpot Java which is owned and operated by BHR. The Company's Joint Venture Partner also owns and operates a 300-room hotel facility at the Gaming Complex for the use of its customers.

   BHR entered into a lease agreement with Lehigh Portland Cement Company to lease certain property that is integral to the gaming operations of the Company and its Joint Venture Partner. In September 2000, Don H. Barden, Chairman and CEO of the Company, through an affiliated company, Gary New Century ("GNC") purchased for $25.0 million, approximately 190 acres of land adjacent to the Buffington Harbor Complex, including the land that had formerly been leased by BHR from Lehigh Portland Cement. Accordingly, the lease agreement with Lehigh Portland Cement has been terminated, which relieves BHR of the remaining 62 monthly payments of $125,000 each and the need to construct a new harbor. A portion of this land was subsequently sold by GNC for $14.2 million to Buffington Harbor Parking Associates, LLC ("BHPA") formed by the Joint Venture Partner and AMB Parking, LLC (a company wholly-owned by Mr. Barden). BHPA intends to construct and operate a parking garage on the purchased land. The parking structure is expected to provide customers with approximately 2,000 covered parking spaces and indoor access to the Buffington Harbor Gaming Complex. Customers currently either park their automobiles in a remote self parking lot or use valet parking services. The parking project is estimated to cost approximately $37.7 million including approximately $14.2 million for the land. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase its net revenues and cash flow. If the parking garage is constructed, the Company anticipates entering into a lease with BHPA with lease payments in an amount sufficient to service BHPA's debt. All of the Company's assets including the Permanent Vessel are subject to a lien in favor of the holders of the 10-7/8% Senior Secured Notes and the lender under the Company's credit facility.

ITEM 3.  LEGAL PROCEEDINGS

   Various legal proceedings are pending against the Company.   Management
considers all such pending proceedings, primarily personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

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

   On March 2, 2000, the Company was issued notices of an audit finding by the Indiana Department of Revenue that wagering taxes are not an allowable deductible expense for calculating state income taxes. The Indiana Department of Revenue requires that wagering taxes must be added back to net income to determine the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. This same finding has been protested by other Indiana casinos. The Company also intends to protest and demand a hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest and the effect, if any, on the Company's financial position.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                       (DOLLARS IN THOUSANDS)
                                                      Years Ended December 31,
                                         ------------------------------------------------
                                           2000         1999          1998       1997 (1)
                                           ----         ----          ----       --------
STATEMENT OF OPERATIONS DATA: (2)
    Net Operating Revenues               $118,451     $119,847      $114,263     $ 94,543
    Pre-opening Costs                          --           --            --        1,254
    Operating Income (Loss) (2)            10,920       18,931        13,685          607
    Interest Expense, Net                  14,105       14,605        14,991       11,046
    Net Income (Loss) (2)
     Before Extraordinary Item             (5,367)       1,478        (4,473)     (13,887)
    Extraordinary Item                       (383)     (15,238)           --           --
    Net Income (Loss) (2)                  (5,750)     (13,760)       (4,473)     (13,887)
OTHER DATA
    Adjusted EBITDA:  (3)                  21,223       27,307        23,219       12,701
                                                            At December 31,
                                         -------------------------------------------------
BALANCE SHEET DATA: (2)                    2000         1999          1998         1997
                                           ----         ----          ----         ----
    Cash and Cash Equivalents            $ 16,120     $ 20,145      $ 17,295     $  8,084
    Restricted Cash                         2,000        7,358            --       11,905
    Investment in BHR, Net                 43,924       38,146        40,749       43,542
    Total Assets                          126,597      133,150       125,261      134,762
    Current Liabilities                    21,795       21,311        11,109       11,699
    Long-Term Debt                        128,233      128,922       108,390      110,829
    Total Liabilities                     150,028      150,233       128,259      133,286
    Members' Equity                       (23,431)     (17,083)       (2,998)       1,476

NOTES:
------

1. The Majestic Star Casino completed its first full year of operations on December 31,1997.

2. The aforementioned financial data is consolidated and includes The Majestic Star Casino, LLC and Majestic Investor, LLC.

3. Adjusted EBITDA represents "earnings before interest, income taxes, depreciation amortization and special items." Special items include chartered vessel lease payments for 1997 and 1998, $100,000 in costs associated with an abandoned acquisition in 1999 and loss on bond redemption for 1999. Special items for 2000 includes loss on bond redemption, line of credit fees and loss on disposal of assets and $772,000 of non-operating expenses associated with dockside lobbying initiatives, economic development and extraordinary items. Adjusted EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts.

    Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles (GAAP) appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statement on Forward-Looking Information
    ----------------------------------------

       The discussions regarding results of operations include the operations of The Majestic Star Casino, LLC and its wholly-owned subsidiary, Majestic Investor, LLC but they do not include The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of the Company that was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the offering of 10-7/8% Senior Secured Notes, since it has no assets, liabilities, or operations. Majestic Investor, LLC is an unrestricted subsidiary under the Indenture relating to the Company's 10-7/8% Senior Secured Notes due 2006 and is not a guarantor of the 10-7/8% Senior Secured Notes.

       The discussions regarding proposed developments and operations of the Company included in this item contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
    Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the construction of a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues, admissions or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company, its officers or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets and non-renewal of the Company's license from the IGC.

       Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

       The following discussions should be read in conjunction with, and are qualified in their entirety by, the Company's financial statements, including the notes thereto, appearing elsewhere herein.

    Results of Operations
    ---------------------

       The discussion of results of operations contained herein provides a comparison of the year ended December 31, 2000 with the year ended December 31, 1999 and the year ended December 31, 1999 with the year ended December 31, 1998.

       The following table contains information derived from the Company's statements of income expressed as a percentage of gross revenues.

       Consolidated Statements of Income -- Percentage of Gross Revenues
       -----------------------------------------------------------------

                                            For The Years Ended December 31,
                                            --------------------------------
                                                 2000     1999     1998
                                                 ----     ----     ----
Revenues:
---------
   Casino                                         97.5%    97.6%    97.3%
   Food and beverage                               1.6      1.6      1.4
   Other                                           0.9      0.8      1.3
                                                ------   ------   ------
      Gross Revenues                             100.0    100.0    100.0
      less promotional allowances                 (0.3)    (0.3)    (0.3)
                                                ------   ------   ------
      Net Revenues                                99.7     99.7     99.7
Costs and Expenses:
-------------------
   Casino                                         21.4     17.3     16.5
   Gaming and admission taxes                     27.3     27.4     28.6
   Food and beverage                               2.1      2.0      2.1
   Advertising and promotion                       7.1      6.7      8.9
   General and administrative                     21.8     20.6     21.1
   Economic incentive-City of Gary                 2.7      3.0      3.0
   Depreciation and amortization                   7.7      7.0      6.8
   Loss on disposition of assets                   0.4       --      0.8
   Pre-opening costs                                --       --       --
                                                ------   ------   ------
      Total                                       90.5     84.0     87.8
                                                ------   ------   ------
Operating Income:                                  9.2     15.7     11.9
-----------------
Other Income (Expense):
-----------------------
   Loss on investment in BHR                      (1.7)    (2.4)    (2.8)
   Interest income                                 0.7      0.9      0.8
   Interest expense                              (12.7)   (12.9)   (13.4)
   Interest expense to affiliate                  (0.1)    (0.1)    (0.5)
                                                ------   ------   ------
   Total other income (expense)                  (13.8)   (14.5)   (15.9)
                                                ------   ------   ------
Net income (loss) before extraordinary item:      (4.6)     1.2     (4.0)
----------------------------------              ------   ------   ------
   Loss on bond redemption                        (0.3)   (12.7)      --
                                                ------   ------   ------
Net income (loss)                                 (4.9)%  (11.5)%   (4.0)%
Adjusted EBITDA: (in millions) (1)              $ 21.2   $ 27.3   $ 23.2
----------------------------------              ------   ------   ------

NOTES:
------
1. Adjusted EBITDA represents "earnings before interest, income taxes, depreciation and amortization, excluding special items." Special items include chartered vessel lease payments for 1997 and 1998, $100,000 in costs associated with an abandoned acquisition in 1999 and loss on bond redemption for 1999. Special items for 2000 includes loss on bond redemption, line of credit fees and loss on disposal of assets and $772,000 of non-operating expenses associated with dockside lobbying initiatives, economic development and extraordinary items. Adjusted EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

       Future operating results are subject to significant business, economic, legislative, regulatory and competitive uncertainties and contingencies, including future and existing casino operations, many of which are beyond the control of the Company. While the Company believes that the Majestic Star Casino will be able to attract a sufficient number of customers and generate a sufficient amount of revenue to meet its debt obligations as they become due, there can be no assurance with respect thereto.

   2000 Compared to 1999
   ---------------------

       Gross revenues for the year ended December 31, 2000, amounted to approximately $118,451,000, a decrease of $1,726,000 over gross revenues recorded in the year ended December 31, 1999. The 1.4% decrease in gross revenues was primarily attributable to a $5,400,000 decline in table game revenues primarily as a result of a 5.4% decrease in table drop and lower than anticipated table hold partially offset by a $3,600,000 or 4.0% increase in slot revenues.

       Casino revenues during the year ended December 31, 2000, totaled approximately $115,455,000, of which slot machines accounted for approximately $93,086,000 (80.6%) and table games accounted for approximately $22,369,000 (19.4%). The average number of slot machines in operation was 1,435 during the year ended December 31, 2000, compared to 1,436 during the year ended December 31, 1999. The average win per slot machine per day increased to approximately $177 for the year ended December 31, 2000, from approximately $171 during the year ended December 31, 1999. During the year ended December 31, 2000, slot machine coin-in and win increased by approximately 3.8% and 4.0%, respectively, compared to the year ended December 31, 1999, resulting in a higher win per slot machine per day. The percentage increases in slot coin-in and win is partially attributed to an aggressive multi-media marketing campaign emphasizing the registered tag line "We've Got Your Slots"(R) combined with a reconfiguration of the casino gaming floor which optimized the available space to accommodate the casino patrons. The average number of table games in operation during the year ended December 31, 2000, decreased to 55 from 58 during the year ended December 31, 1999. The average win per table game per day during the year ended December 31, 2000, decreased to approximately $1,108, compared to approximately $1,314 during the year ended December 31, 1999. During the year ended December 31, 2000, the decline in table games revenues were attributable to a decline of approximately $7,904,000 or 5.4% in table drop and a decrease in the table hold from 18.8% to 16.0% in comparison to the prior year. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $67 during the year ended December 31, 2000, compared to an average daily win per state passenger count of approximately $37 and an average daily win per patron of approximately $67 for the year ended December 31, 1999.

       Food and beverage revenues for the twelve months ended December 31, 2000, totaled approximately $1,925,000 or 1.6% of gross revenues, compared to approximately $1,949,000 or 1.6% of gross revenues for the year ended December 31, 1999. Other revenues totaled approximately $1,071,000, or 0.9% of gross revenues for the year ended December 31, 2000, consisted primarily of commission income compared to approximately $960,000 during the year ended December 31, 1999.

       Promotional allowances (complementaries) included in the Company's gross food revenues for the year ended December 31, 2000, and 1999, were approximately $411,000 and $330,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 2000, and 1999, totaled approximately $435,000 and $758,000, respectively, and are characterized in the financial statements as an expense. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

       Casino operating expenses for the year ended December 31, 2000, totaled approximately $25,344,000, or 21.4% of gross revenues and 22.0% of casino revenues, respectively, compared to approximately $20,850,000, or 17.3% of gross revenues and 17.8% of casino revenues, respectively, for the year ended December 31, 1999. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $4,494,000 in casino operating expenses is primarily attributed to an increase of approximately $2,772,000 associated with Club Majestic as a result of a 14.0% increase in rated coin-in combined with a 9.0% increase in the number of patrons in Club Majestic, $669,000 for gaming equipment rental primarily for participation games including Wheel of Fortune(R), Jeopardy(R) and Monopoly(R), and approximately $248,000 for repair and maintenance of gaming equipment, primarily to upgrade bill validators and monitors on video games.

       Gaming and admissions taxes totaled approximately $32,350,000 for the year ended December 31, 2000, compared to approximately $32,900,000 for the year ended December 31, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $3,231,000 was paid during the year ended December 31, 2000, compared to approximately $3,626,000 in the year ended December 31, 1999, to the City of Gary under an economic incentive agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

       Advertising and promotion expenses for the year ended December 31, 2000, totaled approximately $8,418,000, or 7.1% of gross revenues, compared to approximately $8,035,000, or 6.7% of gross revenues during the year ended December 31, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $383,000 or 4.8% increase in advertising and promotion expenses during the year ended December 31, 2000, was primarily the result of a $207,000 increase in costs associated with junket transportation including charter bus passengers and an increase of $456,000 in television advertising as part of undertaking an aggressive and integrated brand image campaign that was conducted during the first and second quarters of 2000. These increases were partially offset by a decrease of approximately $280,000 in other marketing costs during the year ended December 31, 2000 compared to the prior year.

       General and administrative expenses for the year ended December 31, 2000, were approximately $25,800,000, or 21.8% of gross revenues, compared to $24,738,000, or 20.6% of gross revenues, during the year ended December 31, 1999. These expenses included approximately $6,968,000 for berthing fees paid to BHR, $6,402,000 for marine operations including housekeeping, and $2,608,000 for security and surveillance operations during the year ended December 31, 2000. The dollar increase of $1,062,000 in these expenses is primarily attributed to approximately $380,000 in payroll and related expenses, an increase of approximately $326,000 in insurance related expenses and approximately $250,000 for acquisition related expenses incurred by Majestic Investor, LLC, an unrestricted subsidiary.

       Depreciation and amortization for the year ended December 31, 2000, was approximately $9,114,000, or 7.7% of gross revenues, compared to approximately $8,375,000, or 7.0% of gross revenues, during the year ended December 31, 1999. The dollar increase totaled approximately $739,000, of which approximately $514,000 is depreciation expense and approximately $225,000 is incremental amortization expense. The dollar increase for the year ended December 31, 2000, is primarily attributable to new machinery and equipment placed into service during the past year and amortization of the debt issue costs associated with the June 1999 issuance of the 10 7-8% Senior Secured Notes.

       Operating income for the year ended December 31, 2000, was approximately $10,920,000, or 9.2% of gross revenues, compared to an operating income for the year ended December 31, 1999 of $18,931,000, or 15.7% of gross revenues. During the year ended December 31, 2000, the Company had a net loss on the disposition of assets totaling approximately $417,000. The $8,011,000 or 42.3% decrease in operating income is principally attributable to increased expenditures of approximately $4,494,000 associated with casino operations, a decrease in gross revenues of approximately $1,726,000 and approximately $1,062,000 in increased general and administrative expenses including $125,000 in non-operating expenses, and approximately $250,000 for acquisition related expenses incurred by Majestic Investor, LLC, an unrestricted subsidiary, and an increase of approximately $739,000 for depreciation and amortization as previously discussed.

       Net interest expense for the year ended December 31, 2000, was $14,105,000, or approximately 11.9% of gross revenues, compared to $14,605,000, or approximately 12.2% for the same period last year. The $500,000 decrease in net interest expense is primarily attributable to the refinancing of the 12-3/4% Senior Secured Notes with Contingent Interest and the repayment of the $8.8 million demand note to BDI both of which occurred during the second quarter of 1999.

       The Company's expense on the redemption of its 12-3/4% Senior Secured Notes for the years ended December 31, 2000 and 1999, respectively was approximately $382,500 and $15,238,000 and is classified as an extraordinary item. The loss relating to its investment in BHR for the years ended December 31, 2000 and 1999, respectively was approximately $2,059,000 and $2,848,000. Costs of approximately $6,968,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income. Other non-operating expenses of $125,000 for the year ended December 31, 2000 represent fees associated with the line of credit.

       As a result of the foregoing, the Company realized a loss (before the extraordinary item) of $5,368,000 during the year ended December 31, 2000 compared to income (before the extraordinary item) of $1,478,000 in the year ended December 31, 1999. Net losses were approximately $5,750,000 and $13,760,000 during the years ended December 31, 2000, and 1999, respectively.

   1999 Compared to 1998
   ---------------------

       Gross revenues for the year ended December 31, 1999, amounted to approximately $120,177,000, an increase of $5,576,000 over gross revenues recorded in the year ended December 31, 1998. The 4.9% increase in gross revenues was attributable to an increase in the daily win per patron.

       Casino revenues during the year ended December 31, 1999, totaled approximately $117,268,000, of which slot machines accounted for approximately $89,537,000 (76.4%) and table games accounted for approximately $27,731,000 (23.6%). The average number of slot machines in operation decreased to 1,436 during the year ended December 31, 1999, from 1,521 during the year ended December 31, 1998 due to changes in the casino floor layout including the creation of a new spacious high limit slot room and widening of aisle space for guest comfort. The average win per slot machine per day increased to approximately $171 for the year ended December 31, 1999, from approximately $155 during the year ended December 31, 1998. The average number of table games in operation during the year ended December 31, 1999, decreased to 58 from 61 during the year ended December 31, 1998 principally due to the removal of eight poker tables in mid-March, 1999. The average win per table game per day during the year ended December 31,1999, increased to approximately $1,314, compared to approximately $1,113 during the year ended December 31, 1998. The average daily win per state passenger count was approximately $37 and the average daily win per patron was approximately $67 during the year ended December 31, 1999, compared to an average daily win per state passenger count of approximately $32 and an average daily win per patron of approximately $57 for the year ended December 31, 1998.

       Food and beverage revenues for the year ended December 31, 1999, totaled approximately $1,949,000 or 1.6% of gross revenues, compared to approximately $1,643,000 or 1.4% of gross revenues for the twelve months ended December 31, 1998. The $306,000 increase in food and beverage revenues is attributed to an overall increase in the number of customers served. Other revenues totaled approximately $960,000, or 0.8% of gross revenues for the twelve months ended December 31, 1999, consisting primarily of commission income compared to approximately $1,477,000 during the twelve months ended December 31, 1998. Other revenues during the year ended December 31, 1998 included a non-recurring lump sum payment of $504,000 from the Company's Joint Venture Partner to compensate the Company for the loss of certain parking spaces utilized by the Joint Venture Partner for the construction of a hotel facility.

       Promotional allowances (complementaries) included in the Company's gross food revenues for the year ended December 31, 1999 and 1998, were approximately $330,000 and $337,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 1999, and 1998, totaled approximately $758,000 and $567,000, respectively, and are characterized in the financial statements as an expense. BHR invoices the Company monthly for these promotional allowances at cost, which approximates retail value.

       Casino operating expenses for the year ended December 31, 1999, totaled approximately $20,850,000, or 17.3% of gross revenues and 17.8% of casino revenues, respectively, compared to approximately $18,853,000, or 16.5% of gross revenues and 16.9% of casino revenues, respectively, for the year ended December 31, 1998. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $1,997,000 in casino operating expenses is primarily attributable to an increase of approximately $1,124,000 for gaming equipment rental and approximately $774,000 for expenses associated with the Club Majestic.

       Gaming and admissions taxes totaled approximately $32,900,000 for the year ended December 31, 1999, compared to approximately $32,722,000 for the year ended December 31, 1998. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $3,626,000 was paid during the year ended December 31, 1999, compared to approximately $3,456,000 in the year ended December 31, 1998, to the City of Gary under an economic incentive agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City of Gary.

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

       Depreciation and amortization for the year ended December 31, 1999, was approximately $8,375,000, or 7.0% of gross revenues, compared to approximately $7,820,000, or 6.8% of gross revenues, during the year ended December 31, 1998. The dollar increase of $555,000 in depreciation and amortization expense for the year ended December 31, 1999, is primarily attributable to the increased expense associated with machinery and equipment placed into service during the past year and the increase in amortization of deferred financing costs associated with the issuance of the $130.0 million of 10-7/8% Senior Secured Notes. Also amortization includes approximately $100,000 in costs associated with an abandoned acquisition in 1999.

       Operating income for the year ended December 31, 1999, was approximately $18,931,000, or 15.7% of gross revenues, compared to an operating income for the year ended December 31, 1998 of $13,685,000, or 11.9% of gross revenues. During the year ended December 31, 1998, the Company had a net loss on the disposition of assets totaling approximately $958,000. The $5,246,000 or 38.3% increase in operating income is principally attributable to the increase in the average daily win per patron to $67 during the year ended December 31, 1999 from $57 during the year ended December 31, 1998, combined with a 20.9% decrease in overall marketing expenses.

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

   Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

       EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Adjusted EBITDA during the twelve months ended December 31, 2000 was approximately $21,223,000 or 17.9% of gross revenues, compared to approximately $27,307,000 or 22.7% of gross revenues during the twelve months ended December 31, 1999. The $6,084,000 decrease in Adjusted EBITDA is primarily the result of an increase in casino and marketing expenditures combined with a decrease in the table hold and table drop. Adjusted EBITDA for 2000 excludes loss on bond redemption, line of credit fees and loss on disposal of assets and $772,000 of non-operating expenses associated with dockside lobbying initiatives, economic development and extraordinary items.

       EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

   Liquidity and Capital Resources

       At December 31, 2000, the Company had cash and cash equivalents of approximately $16.1 million, including $3.6 million at Majestic Investor, LLC. During the year ended December 31, 2000, the Company's capital expenditures were approximately $3.0 million, which included approximately $1.9 million for slot machines and other gaming equipment, $738,000 for furniture, equipment, and vessel improvements, and $447,000 for computer equipment and software. During the third quarter of 2000, Barden Development, Inc. ("BDI"), a related party, repaid loans that the Company had made to BDI during the second and third quarters of 2000, together with interest at the annual rate of 10.5%. An additional loan of $2.0 million from Majestic Investor, LLC to BDI remains outstanding. The Company also made a capital contribution of approximately $7.8 million to BHR during the year ended December 31, 2000, and of this amount approximately $7.1 million was utilized by BHR to make certain advances to Buffington Harbor Parking Associates ("BHPA") to purchase land previously leased by BHR.

       During the quarter ended June 30, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006, in an exchange offer that was registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The net proceeds from this offering were used in part to redeem $99.0 million principal amount of the Company's 12-3/4% Senior Secured Notes with Contingent Interest due 2003. During June 1999, approximately $7.4 million of net proceeds was classified as restricted cash to effect a covenant defeasance of the remaining $6.0 million of 12-3/4% Senior Secured Notes. During May 2000, the Company redeemed this remaining $6.0 million of 12-3/4% Senior Secured Notes. Holders of the outstanding 10-7/8% Senior Secured Notes due 2006 have the right to require that the Company repurchase the notes at a premium under certain conditions, including a change in control of the Company.

       Under the terms of its development agreement with the City of Gary, the Company committed to make development expenditures of not less than $116.0 million for its casino and associated infrastructure during a five year period. The Company has met this commitment by purchasing and equipping the Permanent Vessel, constructing substantial harbor improvements at the BHR facilities, and by investing in an affiliated entity that purchased land for future development adjacent to the Gaming Complex. The purchase of land for $25.0 million was completed in September 2000, by Gary New Century, LLC ("GNC"), a limited liability company indirectly owned and controlled by Don H. Barden, the Company's sole owner. In order to fulfill the Company's remaining development commitment to the City, a portion of the purchase price for the land was provided to GNC by Majestic Investor, LLC ("Majestic Investor"), a newly formed limited liability company that is wholly-owned by the Company. Majestic Investor was capitalized during the third quarter of 2000 with a $9.0 million investment by the Company, and Majestic Investor used these monies to acquire a 49% equity interest in GNC which was subsequently repurchased for its original cost. Majestic Investor is considered an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes due 2006 and is not a guarantor of such notes.

       BHR entered into a lease agreement with Lehigh Portland Cement Company, to lease certain property that is integral to the gaming operations of the Company and its Joint Venture Partner. In September 2000, Don H. Barden, Chairman and CEO of the Company, through an affiliated company, GNC, purchased for $25.0 million, approximately 190 acres of land adjacent to the Gaming Complex, including the land that had formerly been leased by BHR from Lehigh Portland Cement. The lease agreement with Lehigh Portland Cement has been terminated, which relieves BHR of the remaining 62 monthly payments of $125,000 each and the need to construct a new harbor. A portion of this land was subsequently sold by GNC for $14.2 million to Buffington Harbor Parking Associates, LLC ("BHPA") formed by the Joint Venture Partner and AMB Parking, LLC (a company indirectly wholly-owned by Mr. Barden). BHPA intends to construct and operate a parking garage on the purchased land. The parking project is estimated to cost approximately $37.7 million including approximately $14.2 million for the land. It is currently anticipated that the Company will enter into a lease with BHPA with lease payments sufficient to service the debt on the BHPA financing. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase its net revenues and cash flow. Construction should be completed approximately 9 to 10 months from the closing of the loan facility. There can be no assurance that BHPA will be able to obtain financing to construct the parking garage on acceptable terms.

       Majestic Investor entered into a definitive purchase agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgerald's Gaming Corporation to purchase three of Fitzgerald's brand casinos. Majestic Investor, LLC plans to purchase Fitzgerald's casinos in Las Vegas, Nevada, Tunica, Mississippi, and Black Hawk, Colorado for $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. The sale is consistent with the reorganization that Fitzgerald's Gaming Corporation has negotiated with a committee representing its noteholders. To facilitate this transaction, Fitzgerald's Gaming Corporation and its subsidiaries voluntarily filed for Chapter 11 Bankruptcy in U. S. District Court in Nevada on December 5, 2000. The sale was approved by the Bankruptcy Court on March 19, 2001 but remains contingent on, among other things, licensing and financing. Licensing clearances are expected to be finalized in the second half of calendar year 2001.

       The Company had originally been required by the City of Gary to arrange for the issuance of a surety bond in the amount of $12.5 million to guarantee the remaining $10.0 million portion of its development commitment for off-site improvements. The Surety Bond in turn was backed by a letter of credit issued by an unaffiliated bank, and the Company was required to deposit cash collateral in the amount of $3.6 million with the bank to guarantee its reimbursement obligation to the bank if the letter of credit had to be drawn on by the bonding company that provided the Surety Bond. In September 2000, the bank released $1.0 million of the deposit. The Company received the remaining $2.6 million of cash collateral during March 2001. Mr. Barden has provided a personal guarantee to the bonding company which allowed the remaining $2.6 million of cash collateral to be returned to the Company.

       The Company has met its capital requirements to date through its cash flow from operations, capital contributions from its sole member and borrowings from third parties. For the year ended December 31, 2000, net cash provided from operations totaled approximately $4.7 million. For the year ended December 31, 2000, approximately $12.8 million in cash was used by investing activities, compared to $4.3 million used by investing activities for the year ended December 31, 1999. Net cash provided by financing activities was $4.0 million for the year ended December 31, 2000 which included $7.8 million in net borrowing under the line of credit facility and net loans to BDI of $2.0 million, compared to $5.0 million used by financing activities for the year ended December 31, 1999.

       As of December 31, 2000, borrowings included $130.0 million principal amount of 10-7/8% Senior Secured Notes due 2006, and approximately $1.0 million of equipment financing, including related use taxes. The 10-7/8% Senior Secured Notes are secured by substantially all current and future assets of the Company other than certain excluded assets. In addition, in August 1999, the Company established a $20.0 million credit facility, which is also secured by substantially all current and future assets of the Company other than certain excluded assets. The lien of the lender under the credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. During September 2000, $12.0 million was borrowed on this credit facility, and at December 31, 2000, $4.2 million of these borrowings had been repaid. These borrowings were made to partially fund the $9.0 million capital contribution to Majestic Investor as well as the $7.5 million contribution to BHR to make certain advances to BHPA. As of March 15, 2001, the outstanding balance on the credit facility has been reduced to approximately $3.7 million.

       Management believes that the Company's cash flow from operations, certain planned equipment financing, and its current line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2001. No assurance can be given, however, that such proceeds and, operating cash flow from the Permanent Vessel, in light of increased competition principally dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk
   ------------------

       The Company does not have any financial instruments held for traditional purposes and does not hedge any of its market risks with derivative instruments.

       The Company's primary market risk exposure relates to interest risk exposure through its borrowings. The fair value of the Company's debt obligations approximates their carrying value.


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Report on Form 10-K.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 2000. The Company does not have directors since it is a limited liability company.

                              Executive Officers


          Name and Age                Position(s) Held
          ------------                ----------------

         Don H. Barden, 57         Chairman, President, and Chief
                                   Executive Officer

         Michael E. Kelly, 39      Vice President, Chief Operating and
                                   Financial Officer

         David M. Wolf, 44         Vice President of Administration



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

       MICHAEL E. KELLY is the Vice President, Chief Operating and Financial Officer of the Company since January 1, 1999, with overall responsibility for the daily operations. Mr. Kelly also serves as the Company's General Manager. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of the Company with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly assumed the responsibility for management of daily operations and related activities of the Company effective October 17, 1998. Mr. Kelly is a Vice President of BDI. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgerald's Gaming Corporation, including Corporate Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgerald's Tunica where he was responsible for operations, finance, regulatory affairs, legal and strategic planning and involved in the design and development of a new dockside gaming facility in Robinsonville, Mississippi. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates, with responsibility for finance, legal, regulatory affairs, investor relations and administration. Mr. Kelly also participated in the design and development of riverboat casino operations at both Joliet, Illinois, and Hammond, Indiana, while employed by the Empress River Casino Corporation. From 1982 to 1991, Mr. Kelly was employed in various finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, and the Fitzgerald's Group in Reno and Las Vegas, Nevada.

       DAVID M. WOLF has served as Vice President of Administration of the Company since March 1, 1999. Mr. Wolf has responsibility for finance, management information systems, risk management and administration. From February 1997 through February 1999, Mr. Wolf was Director of Finance of the Company. From 1981 to 1997, Mr. Wolf was employed in various senior finance and administrative positions by Harrah's Hotel and Casino, Trump Plaza Hotel and Casino and Tropicana Hotel and Casino in Atlantic City, New Jersey.

   ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth all compensation earned for services performed for the Company during the three fiscal years ended December 31, 2000 by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "Named Executive Officers").

                          Summary Compensation Table
                            Annual Compensation (1)
                        ----------------------------------

                                                                               All Other
                                         Fiscal                              Compensation
Name & Position                           Year   Salary ($)      Bonus ($)      ($) (2)
Don H. Barden                             2000    331,250            --            920
President & Chief Executive Officer       1999    289,000            --          1,139
                                          1998    275,000            --          1,120

Michael E. Kelly (3)                      2000    280,000       100,000         18,589
Vice President, Chief Operating and       1999    275,000        70,000         14,919
Financial Officer                         1998    180,000        45,000         14,378

David M. Wolf (4)                         2000    153,000        50,000          8,684
Vice President of Administration          1999    126,000        10,000          7,580
                                          1998     94,144         3,462          2,607

___________________
1. The incremental cost to the Company of providing perquisites and other personal benefits during the past three fiscal years did not exceed, as to any "Named Executive Officer", the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

2. Amounts represent contractual payments under individual employment agreements. In fiscal 2000, the Company contributed a 401(k) match of $11,520 and $4,500 to Messrs. Kelly and Wolf, respectively. Messrs. Kelly and Wolf were also reimbursed $5,045 and $3,264, respectively for non-deductible medical plan expenditures. In 2000, life insurance premiums of $920, $2,024, and $920 were paid on behalf of Messrs. Barden, Kelly and Wolf, respectively. In fiscal 1999, the Company contributed a 401(k) match of $7,601 and $4,079 to Messrs. Kelly and Wolf, respectively. Messrs. Kelly and Wolf were also reimbursed $4,904 and $2,509 for non-deductible medical plan expenditures. In 1999, life insurance premiums of $1,139, $2,414, and $992 were paid on behalf of Messrs. Barden, Kelly and Wolf, respectively. In fiscal 1998, the Company contributed 401(k) match of $7,313 and $1,975 to Messrs. Kelly and Wolf. Mr. Kelly was also reimbursed $5,031 for non-deductible medical plan expenditures. In 1998, life insurance premiums of $1,120, $2,034, and $632 were paid on behalf of Messrs. Barden, Kelly and Wolf, respectively.

3. Mr. Kelly joined the Company as Vice President and CFO in April 1996. Mr. Kelly assumed on an interim basis the duties of Chief Operating Officer and General Manager effective October 17, 1998. Effective January 1, 1999, Mr. Kelly was named Vice President, Chief Operating and Financial Officer.

4. Mr. Wolf joined the Company as Director of Finance in February 1997. Mr. Wolf was promoted to Vice President of Administration effective March 1, 1999.

     Employment Agreements
     ---------------------

          Mr. Barden serves as Chairman and President of the Company, pursuant to a letter agreement dated as of April 25, 1996.

          Mr. Kelly serves as Vice President, Chief Operating and Financial Officer pursuant to a two-year employment agreement with the Company, effective as of January 1, 1999. Effective January 1, 1999, Mr. Kelly received base compensation of $275,000 per year and can also earn annual incentive compensation based upon his performance and the performance of the Company. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to four times his base salary and other customary employee benefits, including participation in the 401(k) plan. Mr. Kelly is also entitled to additional compensation (as defined in the agreement) upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

          Mr. Wolf serves as Vice President of Administration pursuant to a two-year employment agreement, effective as of March 1, 1999. Effective October 4, 1999, Mr. Wolf received base compensation of $150,000 per year and can also earn annual incentive compensation based upon his performance and the performance of the Company. Mr. Wolf is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus six months thereafter. Mr. Wolf's employment agreement contains other terms substantially similar to that of Mr. Kelly's including certain non-competition provisions with a duration of 12 months following termination of his employment.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information, as of March 15, 2001, with regard to the beneficial ownership of the membership interests in the Company.

             Name and Address of Beneficial Owner           % Ownership
             ------------------------------------           -----------

                 Don H. Barden                                 100.0% (1)
                 400 Renaissance Center, Suite 2400
                 Detroit, Michigan 48243
   NOTE:
   -----
   (1) Includes the membership interests in the Company beneficially owned directly by BDI and indirectly by BDI and Barden Management, Inc. ("BMI") through Gary Riverboat Gaming, LLC ("GRG"). Mr. Barden is the beneficial owner of 100% of BDI, BMI and GRG.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company made two $2.0 million loans to BDI that were repaid with interest during the year ended December 31, 2000. An additional $2.0 million loan was made to BDI by Majestic Investor, LLC on October 3, 2000 which carries an interest rate of 10.5%. This loan is currently outstanding.

       In September 2000, Don H. Barden, Chairman and CEO of the Company, through an affiliated company, (GNC) purchased for $25.0 million, approximately 190 acres of land adjacent to the Buffington Harbor Complex, including the land that had formerly been leased by BHR from Lehigh Portland Cement. In order to fulfill the Company's remaining development commitment to the City, a portion of the purchase price for the land was provided to GNC by Majestic Investor, a newly formed limited liability company that is wholly owned by the Company. Majestic Investor was capitalized during the third quarter of 2000 with a $9.0 million investment by the Company, and Majestic Investor used these monies to acquire a 49% equity interest in GNC which was subsequently repurchased for its original cost.

       A Management Agreement was entered into on June 18, 1999 with BDI to provide for, among other things, a management fee payable by the Company to BDI for acting as the manager. The fees for each fiscal quarter will be equal to 5% of the Company's Consolidated Cash Flow (as defined in the Indenture for the 10-7/8% Senior Secured Notes) for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Indenture governing the Notes or if the Company does not meet certain financial ratios as provided in the Indenture. For the three month periods ended September 30, 1999, December 31, 1999 and March 31, 2000, approximately $325,000, $282,000, and $315,000, respectively was paid to BDI in accordance with the Management Agreement. In February, 2000 approximately $282,000 was paid to BDI in accordance with the Management Agreement for the three month period ended December 31, 1999. In April, 2000 approximately $315,000 was paid to BDI in accordance with the Management Agreement for the three month period ended March 31, 2000. No management fees have been paid since April 2000 since the Company has not met certain financial ratios as provided in the Indenture.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements of the Company:

        Report of Independent Accountants                                   F-1

        Consolidated Balance Sheets as of December 31, 2000 and 1999        F-2

        Consolidated Statements of Income for the years ended
        December 31, 2000, 1999 and 1998                                    F-3

        Consolidated Statements of Changes in Members' Equity for the       F-4
        years ended December 31, 2000, 1999, and 1998

        Consolidated Statements of Cash Flows for the                       F-5
        years ended December 31, 2000, 1999, and 1998

        Notes to the Consolidated Financial Statements                      F-6

2.      Financial Statement Schedules:
        Schedule II - Valuation and Qualifying Accounts                     F-24

3.  Exhibits

Exhibit No.    Description
----------     -----------
2.1            Purchase and Sale Agreement, dated as of November 22, 2000, by and among Majestic Investor, LLC, Fitzgerald's Las Vegas, Inc.,
               101 Main Street Limited Liability Company, Fitzgerald's
               Mississippi, Inc., Fitzgerald's Gaming Corporation and certain affiliates of the foregoing parties, as amended by the First
               Amendment thereto, dated as of December 4, 2000. The Registrant agrees to furnish a supplementary copy of any omitted schedule to the Commission upon request.

3.1 Amended and Restated Articles of Organization of The Majestic Star Casino, LLC, filed as Exhibit 3.1 to the Company's Registration Statement, No. 333- 06489, and incorporated herein by reference.

3.2 Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC dated as of March 29, 1996, filed as Exhibit 3.2 to the Company's Registration Statement, No.333-06489, and incorporated herein by reference.

3.3 First Amendment of Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, dated as of June 18, 1999, filed as Exhibit 3.3 to the Company's Registration Statement, No. 333-85089, and incorporated herein by reference.

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

10.2 Berthing Agreement, dated as of April 23, 1996, between the Company and Buffington Harbor Riverboats, LLC, filed as Exhibit
               10.5 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.3 First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC, made as of October 31, 1995, by and between Trump Indiana, Inc. and the Company, as amended to date, filed as Exhibit 10.6 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.6 Equipment Financing Agreement dated April 5, 1996 by and between the Company and International Gaming Technology, filed as Exhibit
               10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.7 Equipment Financing Agreement dated May 5, 1996 by and between the Company and International Gaming Technology, filed as Exhibit
               10.10 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

10.11 Equipment Financing Agreement dated September 15, 1997 by and between the Company and PDS Financial Corporation, filed as
               Exhibit 10.15 to the Company's Report on Form 10-K for the period ended December 31, 1997.

10.12 Equipment Financing Agreement dated October 27, 1997 by and between the Company and PDS Financial Corporation, filed as
               Exhibit 10.16 to the Company's Report on Form 10-K for the period ended December 31, 1997.

10.13* Employment Letter Agreement effective as of January 1, 1999 by and between the Company and Michael E. Kelly, filed as Exhibit
               10.17 to the Company's Registration Statement, No. 333-06489, and incorporated herein by reference.

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

10.16 Management Agreement, dated as of June 19, 1999, between Barden Development, Inc. and the Company, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, and incorporated herein by reference.

21             Subsidiaries of the Registrant.

*  Denotes a management compensation arrangement.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on December 6, 2000.

(d)  Financial Statements of Buffington Harbor Riverboats, L.L.C.:

     F-26    Balance Sheets at December 31, 2000 and 1999
     F-27    Statements of Operations for the years ended December 31, 2000,
             1999 and 1998
     F-28    Statements of Members' Capital for the years ended December 31,
             2000, 1999 and 1998
     F-29    Statements of Cash Flows for the years ended December 31, 2000,
             1999 and 1998
     F-30    Notes to the Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
The Majestic Star Casino, LLC:


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)1 and Item 14(a)2 on page 31 present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 21, 2001

                         THE MAJESTIC STAR CASINO, LLC
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 and 1999

                                                                        2000                  1999
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................................    $ 16,119,512         $  20,145,044
  Accounts receivable, less allowance for doubtful accounts
     of  $120,000 and $36,548, respectively.....................       2,059,577             1,995,904
  Inventories...................................................          53,479                67,049
  Prepaid expenses..............................................         636,337             1,041,748
  Note due from affiliate.......................................       2,000,000                    --
  Restricted Cash...............................................       2,000,000             7,357,874
                                                                   -------------         -------------
     Total current assets.......................................      22,868,905            30,607,619
                                                                   -------------         -------------

Property, equipment, and vessel improvements, net...............      49,158,571            53,550,817

Other Assets:
  Deferred financing costs, less accumulated amortization
     of $1,269,380 and  $419,823, respectively..................       5,840,448             5,205,917
  Deferred costs, less accumulated amortization
     of $5,099,462 and $3,994,262, respectively.................         552,553             1,657,767
     Investment in Buffington Harbor Riverboats, L.L.C..........      43,924,033            38,146,213
  Other assets and deposits.....................................       4,252,799             3,981,710
                                                                   -------------         -------------
        Total other assets......................................      54,569,833            48,991,607
                                                                   -------------         -------------

        Total Assets............................................   $ 126,597,309         $ 133,150,043
                                                                   =============         =============

LIABILITIES AND MEMBERS'  EQUITY
Current Liabilities:
  Current maturities of long-term debt..........................   $   8,811,719         $   8,208,002
  Accounts payable..............................................         789,293               859,087
  Other accrued liabilities:
  Payroll and related...........................................       1,108,066               936,608
  Interest......................................................       7,107,058             7,903,260
  Other accrued liabilities.....................................       3,597,924             3,227,147
  Due to Buffington Harbor Riverboats, L.L.C....................         380,736               176,861
                                                                   -------------         -------------
Total current liabilities.......................................      21,794,796            21,310,965

Long-term debt, net of current maturities.......................     128,233,486           128,922,062
Commitments and contingencies...................................              --                    --

        Total Liabilities.......................................     150,028,282           150,233,027
                                                                   -------------         -------------

Members' Equity:
  Members'  contributions.......................................      24,000,000            24,000,000
  Accumulated deficit...........................................     (47,430,973)          (41,082,984)
                                                                   -------------         -------------
        Total members' equity...................................     (23,430,973)          (17,082,984)
                                                                   --------------        -------------

        Total Liabilities and Members' Equity...................   $ 126,597,309         $ 133,150,043
                                                                   =============         =============

 The accompanying notes are an integral part of these consolidated financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                       CONSOLIDATED STATEMENTS OF INCOME


FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999, AND DECEMBER 31, 1998


                                                 For the Year Ended     For the Year Ended      For the Year Ended
                                                 December 31, 2000      December 31, 1999       December 31, 1998
------------------------------------------------------------------------------------------------------------------
Revenues:
 Casino..........................................    $115,455,271          $ 117,267,702           $ 111,480,624
 Food and beverage...............................       1,925,023              1,948,927               1,643,470
 Other...........................................       1,070,965                960,431               1,476,549
                                                     ------------          -------------           -------------

   Gross Revenues................................     118,451,259            120,177,060             114,600,643
                                                     ------------          -------------           -------------

   less promotional allowances...................        (410,687)              (330,486)               (337,410)

   Net Revenues..................................     118,040,572            119,846,574             114,263,233
                                                     ------------          -------------           -------------

Costs and Expenses:
 Casino..........................................      25,344,109             20,849,684              18,853,387
 Gaming and admission taxes......................      32,350,368             32,899,551              32,722,100
 Food and beverage...............................       2,447,125              2,391,531               2,390,282
 Advertising and promotion.......................       8,417,641              8,035,228              10,155,661
 General and administrative......................      25,799,848             24,737,833              24,222,202
 Economic incentive - City of Gary...............       3,230,679              3,626,056               3,455,705
 Depreciation and amortization...................       9,113,681              8,375,223               7,820,276
 Loss on disposition of assets...................         416,904                     --                 958,425
                                                     ------------          -------------           -------------

   Total costs and expenses......................     107,120,355            100,915,106             100,578,038
                                                     ------------          -------------           -------------

   Operating income..............................      10,920,217             18,931,468              13,685,195
                                                     ------------          -------------           -------------

Other Income (Expense):
 Loss on investment in
 Buffington Harbor Riverboats, L.L.C.............      (2,058,669)            (2,848,004)             (3,167,459)

 Interest income.................................         893,453              1,058,213                 860,240
 Interest expense................................     (14,998,377)           (15,496,091)            (15,325,869)
 Interest expense to affiliate...................              --               (167,455)               (525,430)
 Other non-operating expense.....................        (124,503)                    --                      --
                                                     ------------          -------------           -------------
   Total other income (expense)..................     (16,288,096)           (17,453,337)            (18,158,518)
                                                     -------------         -------------           -------------

   Income (loss) before extraordinary item.......    $ (5,367,879)         $   1,478,131           $  (4,473,323)

Extraordinary Item:
 Loss on bond redemption.........................        (382,500)           (15,238,156)                     --
                                                     ------------          -------------           -------------

   Net income (loss).............................    $ (5,750,379)         $ (13,760,025)          $  (4,473,323)
                                                     ============          =============           =============

 The accompanying notes are an integral part of these consolidated financial statements.

                         The Majestic Star Casino, LLC
             Consolidated Statements of Changes in Members' Equity

For the Years Ended December 31, 2000, December 31, 1999, and December 31, 1998
-------------------------------------------------------------------------------

                                                           Retained
                                                           Earnings            Total
                                       Capital           (Accumulated         Members'
                                    Contributions          Deficit)           Equity
                                    -------------        ------------      ------------
Balance, December 31, 1997           $ 24,000,000        $ (22,524,501)    $   1,475,499
Net loss                                       --           (4,473,323)       (4,473,323)
                                     ------------        --------------    -------------

Balance, December 31, 1998             24,000,000          (26,997,824)       (2,997,824)
Net loss                                       --          (13,760,025)      (13,760,025)
Cash distribution to members                   --             (325,135)         (325,135)
                                     ------------        -------------     -------------

Balance, December 31, 1999             24,000,000          (41,082,984)      (17,082,984)
Net loss                                                    (5,750,379)       (5,750,379)
Cash distribution to members                                  (597,610)         (597,610)
                                     ------------        -------------     -------------

Balance, December 31, 2000           $ 24,000,000        $ (47,430,973)    $ (23,430,973)
                                     ============        =============     =============

 The accompanying notes are an integral part of these consolidated financial statements.

                         The Majestic Star Casino, LLC
                     Consolidated Statements of Cash Flows

FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999, AND DECEMBER 31, 1998

                                                                     For the Year Ended    For the Year Ended    For the Year Ended
                                                                     December 31, 2000     December 31, 1999     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss...........................................................    $  (5,750,37)         $ (13,760,025)        $  (4,473,323)
Adjustment to reconcile net loss to net cash provided by operating activities
  Depreciation.....................................................       6,835,778              6,322,363             5,949,639
  Amortization.....................................................       2,277,903              2,052,860             1,870,637
  Loss on investment in Buffington Harbor Riverboats, L.L.C........       2,058,669              2,848,004             3,167,459
  Loss on bond redemption..........................................         382,500             15,238,156                    --
  Loss on disposal of assets.......................................         416,904                     --               958,425
  (Increase) decrease in accounts receivable, net..................         (65,416)            (1,145,818)               29,801
  Increase in inventories..........................................          13,570                (25,101)               (8,231)
  (Increase) decrease in prepaid expenses..........................         405,411                (57,236)               11,375
  (Increase) decrease in other assets..............................      (1,738,980)            (3,224,105)               36,683
  Increase (decrease) in accounts payable..........................         (69,794)               431,017            (1,091,165)
  Increase (decrease) in accrued payroll and other expenses........         171,458               (137,193)             (379,988)
  Increase (decrease) in accrued interest..........................        (796,202)             3,686,838             1,139,910
  Increase (decrease) in other accrued liabilities.................         605,290                (77,899)             (249,589)
                                                                       ------------          -------------         -------------
    Net cash provided by operating activities......................       4,746,712             12,151,861             6,961,633
                                                                       ------------          -------------         -------------

Cash Flows From Investing Activities
  Acquisition of property, equipment and vessel improvements.......      (3,039,635)            (3,919,960)           (2,099,921)
  Sale of slot equipment...........................................         179,200                     --               427,050
  Sale of telephone equipment......................................              --                     --                16,000
  Decrease in Chartered Vessel deposit.............................              --                     --               609,274
  Increase in deposits.............................................         (98,404)               (15,000)           (3,600,000)
  Investment in Buffington Harbor Riverboats, L.L.C................      (7,836,489)              (245,330)             (374,363)
  Cash paid for other investing activities.........................                               (100,000)                   --
  (Increase) decrease in restricted cash...........................      (2,000,000)                    --            11,904,716
  Purchase of 49% interest in Gary New Century, LLC................      (9,000,000)                    --                    --
  Sale of 49% interest in Gary New Century, LLC....................       9,000,000
                                                                       ------------          -------------         -------------

    Net cash (used) provided by investing activities...............     (12,795,328)            (4,280,290)            6,882,756
                                                                       ------------          -------------         -------------
Cash Flows From Financing Activities
  Redemption of 12-3/4% Senior Secured Notes.......................      (6,382,500)          (116,005,298)                   --
  Proceeds from issuance of 10-7/8% Senior Secured Notes...........              --            127,738,000                    --
  (Increase) decrease in restricted cash...........................       7,357,874             (7,357,874)                   --
  Payment of Senior Secured Notes issuance costs...................              --             (4,241,526)                   --
  Distribution to Barden Development, Inc..........................        (597,610)              (325,135)                   --
  Increase in short-term debt......................................              --              6,000,000                    --
  Increase in long-term debt.......................................              --                 75,226                    --
  Line of credit, net..............................................       7,800,000                     --                    --
  Cash paid to reduce short-term debt..............................              --                     --              (100,696)
  Cash paid to reduce long-term debt...............................      (2,154,680)            (2,145,966)           (1,954,836)
  Reduction of notes payable.......................................              --                     --              (427,050)
  Payment of loan to member........................................                             (8,759,355)           (2,000,000)
  Cash paid for financing charges..................................              --                     --              (150,000)
  Issuance of loans to Barden Development, Inc.....................      (6,000,000)                    --                    --
  Cash received for loans to Barden Development, Inc...............       4,000,000                     --                    --
                                                                       ------------          -------------         -------------
    Net cash (used) provided by financing activities...............       4,023,084             (5,021,928)           (4,632,582)
                                                                       ------------          -------------         -------------
Net increase (decrease) in cash and cash equivalents...............      (4,025,532)             2,849,643             9,211,807
Cash and cash equivalents, beginning of period.....................      20,145,044             17,295,401             8,083,594
                                                                       ------------          -------------         -------------
Cash and cash equivalents, end of period...........................    $ 16,119,512          $  20,145,044         $  17,295,401
                                                                       ============          =============         =============

Interest paid:
  Principal Member.................................................    $         --          $     266,508         $     525,429
  Equipment Debt...................................................    $    237,513          $     487,926         $     747,060
  Senior Secured Notes - Fixed Interest, 12.75%....................    $    382,500          $   8,233,313         $  13,387,500
  Senior Secured Notes - Contingent Interest, 12.75%...............    $    250,545          $   3,018,090         $          --
  Senior Secured Notes - Fixed Interest, 10.875%...................    $ 14,648,021          $          --         $          --
  Line of credit...................................................    $    276,000          $          --         $          --

 The accompanying notes are an integral part of these consolidated financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999, AND DECEMBER 31, 1998

     1.   Basis of Presentation:

          The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company ("LLC"), to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. Majestic Investor, LLC was formed in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary and currently is a party to a Purchase Agreement to acquire certain assets of Fitzgerald's Gaming Corporation. The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly-owned subsidiary, Majestic Investor, LLC. Intercompany transactions are eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.

     2.   Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

          The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. At December 31, 2000 and 1999, the Company had bank deposits in excess of federally insured limits by approximately $11,618,000 and $12,750,000, respectively.

     Inventories

          Inventories, which consist of food, beverage, and promotional items are recorded at the lower of cost or market, cost being determined principally on a first in, first out basis. The estimated cost of normal operating quantities (base stock) of uniforms has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying balance sheets include $539,392 and $366,710, respectively of base stock inventories at December 31, 2000 and 1999.

     Property and Equipment

          Property and equipment are stated at cost. Depreciation and amortization are computed utilizing the straight line method over the estimated useful lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal are recognized when incurred.

          On October 27, 1997 the Chartered Vessel was replaced with the Permanent Vessel. The Company wrote-off approximately $755,000 of assets previously utilized on the Chartered Vessel in 1998. The Company also wrote off approximately $596,000 and $204,000, respectively for slot machines disposed of in 2000 and 1998.

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.  Summary of Significant Accounting Policies  (Continued)

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

      Deferred Financing Costs

          Deferred financing costs represent agent's commission, closing costs and professional fees incurred in connection with the issuance of the 10-7/8% Senior Secured Notes and the $20.0 million line of credit. Such costs are being amortized over the seven year term of the notes and over the four year term of the line of credit, respectively.

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

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.  Summary of Significant Accounting Policies   (Continued)

      Restricted Cash

          Cash from Majestic Investor, LLC of approximately $2,000,000 at December 31, 2000 represents the amount required under the Escrow Agreement in connection with the Purchase and Sale Agreement of Fitzgeralds Gaming Corporation. Cash and investments of approximately $7,358,000 at December 31, 1999 represent the amount required to effect a covenant defeasance of the $6.0 million principal amount of 12-3/4% Senior Secured Notes. The funds were invested primarily in securities of the U.
      S. Government and its agencies, with original maturities less than 180 days and were held in collateral accounts pursuant to disbursement agreements of the 12-3/4% Senior Secured Notes. These amounts were released from restriction during 2000 as the remaining 12-3/4% Senior Secured Notes were redeemed.

      Casino Revenue

          Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

      Promotional Allowances

          Operating revenues include the retail value of food and other services, which were provided to customers without charge. The corresponding charges have been deducted from revenue in the accompanying consolidated statements of income as promotional allowances in the determination of net operating revenues. The estimated costs of providing the complimentary services are charged to the casino department and are as follows:

                               2000                 1999             1998

              Food          $  243,108          $  223,410       $ 292,904
              Retail        $  167,579          $  107,076       $  44,506

      Federal Income Taxes

          The Company has elected status as a partnership under the Internal Revenue Code. Under this election, income of the Company is taxed directly to the member and, accordingly, there is no provision for federal income taxes.

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      2.  Summary of Significant Accounting Policies  (Continued)

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

      Prospective Accounting Pronouncements

          In June 1998 the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 (Fiscal 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current period earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of all hedges will be recognized in current period earnings. The Company does not believe that FAS 133 will have a significant effect on the Company's results of operations or financial position.

          In October 2000, the Financial Accounting Standards Board issued SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.  Summary of Significant Accounting Policies  (Continued)

      replacement of FAS 125." This pronouncement is effective for all transfers and servicing of financial assets or extinguishment of liabilities occurring after March 31, 2001. However, increased disclosure requirements for collateral, securitized financial assets, servicing assets and liabilities and retained interests in securitized financial assets are effective for periods ending after December 15, 2000. The Company expects to adopt SFAS No. 140 during fiscal 2001. The Company does not expect adoption to have a material effect on the Company's financial statements.

      3.  Certificate of Suitability

          On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates (the "Certificate") for a riverboat owner's license for a riverboat casino to be docked in the City. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five year riverboat owner's license on June 3, 1996. During 2001 the Company will be required to renew its license granted on June 3, 1996. There can be no assurance that the Company's license will be renewed.

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

          As of March 26, 1996, the City and the Company entered into a development agreement which supersedes the previous agreement between the City and the Company. The development agreement ("Development Agreement") requires the Company, among other things, (1) to invest $116 million in various on-site improvements over the succeeding five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gambling Act and (3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12 million.

          The Company fulfilled all commitments with respect to the development agreement as of September 2000, by purchasing and equipping the Permanent Vessel, constructing substantial harbor improvements and the BHR facilities, and by investing in an affiliated entity that purchased land for future development adjacent to the BHR facility. Also the Company is current

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Summary of Significant Accounting Policies  (Continued)

      on its ongoing economic incentive payments.


      5.  Property and Equipment

          Property and equipment at December 31, 2000 and 1999 consist of the following:

          Estimated

                                                                         Service
                                                                           Life
                                                  2000           1999   ( Years)

      Vessel                                 $ 44,444,718  $  44,290,699   30
      Buildings and improvements                  195,253        165,082    5
      Furniture, fixtures and equipment        26,443,891     25,523,653    5
                                             ------------  -------------
         Total Property and equipment          71,083,862     69,979,434

      Less accumulated depreciation
      and amortization                        (21,925,291)   (16,428,617)
                                             ------------  -------------
         Total Property and equipment, net   $ 49,158,571  $  53,550,817
                                             ============  =============



          Substantially all property and equipment are pledged as collateral on long-term debt. See Note 8.

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      The following represents selected financial information of BHR:

                                           December 31, 2000   December 31,1999
                                           -----------------   ----------------
         BALANCE SHEET

      Cash and cash equivalents              $      286,921       $     92,804
      Current assets                             15,843,359            915,211
      Property, plant and equipment, net         75,100,370         79,672,916
      Other assets                                  116,955            272,732

      Total assets                               91,060,684         80,860,859

      Current liabilities                        10,311,785          2,425,588

      Total liabilities                          10,311,785          4,568,433

      Member's equity
      The Majestic Star Casino, LLC              43,924,033         38,146,213

      Total members' equity                      80,748,899         76,292,426

         STATEMENTS OF INCOME

      Gross revenue                              17,814,012         18,293,939

      Operating income (loss)                    (4,350,334)        (5,701,264)

      Net income (loss)                          (4,117,338)        (5,696,010)

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      6.  Investment in Buffington Harbor Riverboats, L.L.C. (Continued)

          Promotional allowances provided to the Company's gaming patrons at BHR facilities totaled approximately $435,000 in 2000 and $758,000 in 1999, and are characterized in the Company's financial statements as an expense of the casino. BHR invoices the Company monthly for these promotional allowances at cost which approximates the retail value of the promotional allowances.

          At December 31, 2000, 1999, and 1998, the Company's consolidated income statements reflect approximately $8,973,000, $9,300,000, and $8,616,000, respectively, in vessel berthing fees and promotional allowances of which $8,519,000, $9,123,000, and $8,211,000 was paid in
      2000, 1999, and 1998, respectively.

      7.  Charter Agreement

      During the year ended December 31, 1998, the Company wrote-off assets previously utilized on the vessel leased by the Company prior to the Permanent Vessel that had a net book value of approximately $755,000. As of March 1, 1998, all obligations of the Company and New Yorker Acquisition Corporation, the owner of the Company's previously leased gaming vessel have been fully satisfied and the parties have no further obligations under the original charter agreement. The total amount of expenses associated with the lease and subsequent termination of the charter vessel lease agreement included in the Company's Statements of Income was approximately $755,000 for 1998.

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Long - Term Debt

Long-term debt at December 31,
  2000 and 1999, is as follows:                       2000            1999

$130,000,000 million senior
secured notes payable with a
discount of $1,766,514 in 2000
and $2,089,657 in 1999;
collateralized by a first
priority lien on substantially
all of the assets of the Company,
due in semi-annual installments
of interest at 10 7/8% on July 1
and January 1; with a final
payment of principal and
interest due on July 1, 2006.                       $128,233,486   $127,910,343

$20.0 million 4 year credit facility
established on August 2, 1999,
expiring on August 2, 2003;
collateralized by substantially
all current and future assets, other
than excluded assets; interest rate
at the borrowers choice of LIBOR
plus 3.75% or 1.5% points above the
base rate which approximates the
prime rate, with a minimum
interest rate of 8.5%.                                 7,800,000             --

Senior secured notes payable;
collateralized by a first priority
lien on substantially all of the
assets of the Company, due in
semi-annual installments of
interest at 12.75% together with
contingent interest payable on
May 15 and November 15; with a
final payment of principal and
interest due on May 15, 2003.                                 --      6,000,000

Equipment financing payable
including related use taxes;
collateralized by gaming equipment;
due in aggregate monthly
installments (principal and
interest) of approximately
$197,000 and $220,000, in 2000
and 1999, respectively with
varying maturity dates through
September 2001. (1)                                    1,011,719      3,219,721
                                                    ------------   ------------

Total long-term debt                                 137,045,205    137,130,064

Less current portion (1)                              (8,811,719)    (8,208,002)
                                                    ------------   ------------

Long-term portion                                   $128,233,486   $128,922,062
                                                    ============   ============

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Long - Term Debt (Continued)


    The scheduled maturities of long-term debt are as follows:

                       Year Ending December 31,                Maturities
                             2001                           $   8,811,719
                             2002                                      --
                             2003                                      --
                             2004                                      --
                             2005                                      --
                       Thereafter                             128,233,486
                                                           --------------
                                            Total          $  137,045,205
                                                           ==============


(1) At December 31, 2000, the current portion of equipment debt includes accrued use taxes payable of approximately $34,005. At December 31, 1999 deferred long term and current portion of equipment debt includes accrued use taxes of $34,005 and approximately $53,323, respectively.

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

     The Senior Secured Notes bear interest at a fixed rate of 10-7/8% per annum payable January 1 and July 1 each year, commencing January 1, 2000. Substantially all of the Company's current and future assets other than certain excluded assets are pledged as collateral. The notes rank senior in right of payment to any of the Company's subordinated indebtedness and equally with any of the Company's senior indebtedness.

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Long - Term Debt (Continued)

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

Credit Facility

     On August 2, 1999, the Company established a $20.0 million credit facility, which is also secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing this credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. During September 2000, $12.0 million was borrowed on this credit facility, and at December 31, 2000, $4.2 million of these borrowings had been repaid. These borrowings were made to partially fund the $9.0 million capital contribution to Majestic Investor as well as a $7.5 million contribution to BHR. As of December 31, 2000, $7.8 million of the credit facility is outstanding. As of March 15, 2001, the outstanding balance on the credit facility has been reduced to approximately $3.7 million.

     The terms of the $20.0 million line of credit is four years with an interest rate at the Company's choice of LIBOR plus 3.75% or 1.5 percentage points above the base rate. The base rate approximates the prime rate. The minimum interest rate is 8.5%. The credit agreement includes covenants, which among other things, (i) require operating income as defined in the credit facility of at least $10.0 million for twelve consecutive months during the credit period, and (ii) restrict the Company's ability to incur, assume, or guarantee any indebtedness.

Equipment Financing

     At December 31, 2000 and 1999, approximately $978,000 and $3.1 million, respectively, of equipment financing, excluding accrued use taxes of approximately $34,000 and $87,000 was outstanding. At December 31, 2000, $325,000 of this debt carries an

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Long - Term Debt (Continued)

interest rate of 11.5%, $469,000 carries an interest rate of 10.75%, and $184,000 carries an interest rate of 10.93%. The debt is collateralized by certain gaming equipment and the remaining balance will be repaid in varying monthly principal and interest payments of approximately $197,000.

9.  Note to Member

     At December 31, 1998, approximately $8.8 million was owed to a member of the Company. During the year ended December 31, 1999, the Company repaid the remaining balance of the demand note.

10. Profit Sharing Plan

     The Company contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan is available to all employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $340,000, $303,000 and $272,000 during 2000, 1999 and 1998, respectively.

11. Commitments and Contingencies

Letter of Credit/Surety Bond

     In May 1996, the Company was required by the City of Gary, to maintain a Surety Bond in the amount of $12.5 million to guarantee the remaining $10.0 million of its off-site development obligation and $2.5 million to satisfy state and local regulatory obligations. The Surety Bond was secured by a $3.5 million letter of credit issued by a bank, which was collateralized by $3.6 million in cash. In September 2000, the Company met its development obligation, concurrently the Surety Bond was reduced from $12.5 million to $2.5 million and the bank released $1.0 million of the cash collateral. In March 2001, the Company replaced its existing bond with a new $2.5 million unsecured Surety Bond. In conjunction with the release of the original bond, the letter of credit was canceled and the remaining $2.6 million of cash collateral was released to the Company. The new bond is secured only by a personal guarantee of Don H. Barden. If the Owner is required to make payments to the bonding company as a result of the guaranty, the Company will be obligated to reimburse the Owner for any such payments.

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies (Continued)

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

     On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, county property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was excessive. The tax is payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel. On March 15, 2001, the Lake County Property Tax Assessment Board of Appeals granted the Company partial relief, reducing the 1998 tax liability to approximately $690,000. The Company believes the assessment is still excessive, and intends to file a further appeal to the Indiana State Board of Tax Commissioners. It is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position.

     On July 16, 1999, a complaint was filed in a Michigan state court in Detroit, Michigan, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a patron, claims to have been over served alcohol by the Company and then was injured as a result of a slip and

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies (Continued)

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

     On October 6, 1999, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for sales and use tax deficiencies, plus interest, for the years ended December 31, 1996 and 1997. The alleged deficiencies relate primarily to the riverboat vessel constructed in 1997. The tax deficiency assessed for 1996 is approximately $300,000 including interest. The tax deficiency assessed for 1997 is approximately $2.1 million including interest. The Company believes that the sales and use tax assessment incorrectly classifies the vessel as personal property when the property tax statute authorizing gaming in Indiana classifies the vessel as real property. Legal counsel, on behalf of the Company has filed a written protest and demand for a hearing with the Indiana Department of Revenue. A hearing on this matter was conducted before a hearing officer for the Indiana Department of Revenue on September 19, 2000, and the Company is currently awaiting the letter of findings. It is too early to determine the outcome of such a protest and the effect, if any, on the Company's financial position.

     On March 2, 2000, the Company was issued notices of an audit finding by the Indiana Department of Revenue that wagering taxes are not an allowable deductible expense for calculating state income taxes. The Indiana Department of Revenue requires that wagering taxes must be added back to net income to determine the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. This same finding has been protested by other Indiana casinos. The Company also intends to protest and demand a hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest and the effect, if any, on the Company's financial position.

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

                         THE MAJESTIC STAR CASINO, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies (Continued)

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

12. Supplemental Consolidating Information

     The following consolidating financial schedules are presented as supplemental information. The "Unrestricted Subsidiary" balances relate to Majestic Investor, LLC, a wholly-owned subsidiary of The Majestic Star Casino, LLC.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2000

                                                                          UNRESTRICTED    ELIMINATIONS/
                                                             PARENT        SUBSIDIARY      ADJUSTMENTS      CONSOLIDATED
ASSETS
Current Assets:
  Cash and cash equivalents                               $ 12,550,681   $   3,568,831     $           -    $  16,119,512
  Accounts receivable (net)                                  2,041,077          18,500                          2,059,577
  Intercompany accounts                                        250,000        (250,000)                                 -
  Inventories                                                   53,479               -                             53,479
  Prepaid expenses                                             636,337               -                            636,337
  Note due from affiliate                                            -       2,000,000                          2,000,000
  Restricted Cash                                                    -       2,000,000                          2,000,000
                                                          ----------------------------------------------------------------
         Total current assets                               15,531,574       7,337,331                 -       22,868,905
                                                          ----------------------------------------------------------------

Property, equipment, and vessel improvements, net           49,158,571               -                 -       49,158,571

Other Assets:
  Deferred financing costs (net)                             4,374,588       1,465,860                          5,840,448
  Deferred costs (net)                                         552,553               -                            552,553
  Investment in Buffington Harbor Riverboats, L.L.C.        43,924,033               -                         43,924,033
  Investment in Majestor Investor                            8,803,191               -        (8,803,191)               -
  Other assets and deposits                                  4,252,799               -                          4,252,799
                                                          ----------------------------------------------------------------
         Total other assets                                 61,907,164       1,465,860        (8,803,191)      54,569,833

         Total Assets                                     $ 126,597,30   $   8,803,191     $  (8,803,191)   $ 126,597,309
                                                          ================================================================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                    $  8,811,719   $           -     $           -    $   8,811,719
  Accounts payable                                             789,293               -                            789,293
  Other accrued liabilities:
  Payroll and related                                        1,108,066               -                          1,108,066
  Interest                                                   7,107,058               -                          7,107,058
  Other accrued liabilities                                  3,597,924               -                          3,597,924
  Due to Buffington Harbor Riverboats, L.L.C.                  380,736                                            380,736
                                                          ----------------------------------------------------------------
         Total current liabilities                          21,794,796               -                 -       21,794,796

Long-term debt, net of current maturities                  128,233,486               -                 -      128,233,486
                                                          ----------------------------------------------------------------
         Total long-term liabilities                       128,233,486               -                 -      128,233,486
                                                          ----------------------------------------------------------------
         Total Liabilities                                 150,028,282               -                 -      150,028,282
                                                          ----------------------------------------------------------------

Members' Equity:
  Members' contributions                                    24,000,000       9,000,500        (9,000,500)      24,000,000
  Accumulated income (deficit)                             (46,508,228)       (197,309)          197,309      (46,508,228)
  Members' distributions                                      (922,745)                                          (922,745)
                                                          ----------------------------------------------------------------
         Total members' equity                             (23,430,973)      8,803,191        (8,803,191)     (23,430,973)
                                                          ----------------------------------------------------------------
         Total Liabilities and Members' Equity            $ 126,597,30   $   8,803,191     $  (8,803,191)   $ 126,597,309
                                                          ================================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2000

                                                                   UNRESTRICTED
                                                        PARENT      SUBSIDIARY        CONSOLIDATED
Revenues:
     Casino                                    $      115,455,271    $        -      $  115,455,271
     Food and beverage                                  1,925,023                         1,925,023
     Other                                              1,070,965                         1,070,965
                                             ---------------------------------------------------------

           Gross Revenues                             118,451,259             -         118,451,259
                                             ---------------------------------------------------------
           less promotional allowances                   (410,687)            -            (410,687)

         Net Revenues                                 118,040,572             -         118,040,572
                                             ---------------------------------------------------------
Costs and Expenses:
     Casino                                           25,344,109                         25,344,109
     Gaming and admission taxes                       32,350,368                         32,350,368
   Food and beverage                                   2,447,125                          2,447,125
   Advertising and promotion                           8,417,641                          8,417,641
   General and administrative                         25,549,622         250,226         25,799,848
   Economic incentive - City of Gary                   3,230,679                          3,230,679
   Depreciation and amortization                       9,113,681                          9,113,681
   Loss on disposition of assets                         416,904                            416,904
                                             ---------------------------------------------------------
           Total costs and expenses                  106,870,129         250,226        107,120,355
                                             ---------------------------------------------------------
           Operating income (loss)                    11,170,443        (250,226)        10,920,217
                                             ---------------------------------------------------------
Other Income (Expenses):
   Loss on investment in                                                                          -
      Buffington Harbor Riverboats, L.L.C.            (2,058,669)                        (2,058,669)
   Interest income                                       840,536          52,917            893,453
   Interest expense                                  (14,998,377)                       (14,998,377)
   Other non-operating expense                          (124,503)                          (124,503)
                                             ---------------------------------------------------------
      Total other income (expense)                   (16,341,013)          52,97        (16,288,096)

      Income (loss) before extraordinary         $    (5,170,570)     $ (197,309)      $  (5,367,879)
           item (expense)

Extraordinary Item:
   Loss on bond redemption                            (382,500)                            (382,500)
                                             ---------------------------------------------------------
           Net income (loss)                     $  (5,553,070)       $ (197,309)      $ (5,750,379)
                                             =========================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000


                                                                                     UNRESTRICTED
                                                                    PARENT            SUBSIDIARY         CONSOLIDATED
Cash Flows From Operating Activities
Net loss                                                         $  (5,553,070)      $   (197,309)      $   (5,750,379)
Adjustment to reconcile net loss to net cash provided
by operating activities
   Depreciation                                                      6,835,778                               6,835,778
   Amortization                                                      2,277,903                               2,277,903
   Loss on investment in Buffington Harbor Riverboats,               2,058,669                               2,058,669
   L.L.C.
   Loss on bond redemption                                             382,500                                 382,500
   Loss on disposal of assets                                          416,904                                 416,904
   (Increase) decrease in accounts receivable, net                     (46,916)           (18,500)             (65,416)
   Increase in inventories                                              13,570                                  13,570
   (Increase) decrease in prepaid expenses                             405,411                                 405,411
   (Increase) decrease in other assets                                (273,120)        (1,465,860)          (1,738,980)
   (Increase) decrease in accounts payable                             (69,794)                                (69,794)
   Increase (decrease) in accrued payroll and other expenses           171,458                                 171,458
   Increase (decrease) in accrued interest                            (796,202)                               (796,202)
   Increase (decrease) in other accrued liabilities                    355,290            250,000              605,290
                                                                 -----------------------------------------------------

     Net cash (used in) provided by operating activities             6,178,381         (1,431,669)           4,746,712
                                                                 -----------------------------------------------------

Cash Flows From Investing Activities
   Acquisition of property, equipment and vessel improvements       (3,039,635)                             (3,039,635)
   Sale of slot equipment                                              179,200                                 179,200
   Increase in deposits                                                (98,404)                                (98,404)
   Investment in Buffington Harbor Riverboats, L.L.C.               (7,836,489)                             (7,836,489)
   (Increase) decrease in restricted cash                                    -         (2,000,000)          (2,000,000)
   Contribution to Majestic Investor, LLC                           (9,000,500)         9,000,500
   Purchase of 49% interest in Gary New Century, LLC                         -         (9,000,000)          (9,000,000)
   Sale of 49% interest in Gary New Century, LLC                             -          9,000,000            9,000,000
                                                                 -----------------------------------------------------

     Net cash (used in) provided by investing activities            (19,795,828)        7,000,500          (12,795,328)
                                                                 -----------------------------------------------------

Cash Flows From Financing Activities
   Redemption of 12-3/4% Senior Secured Notes                       (6,382,500)                             (6,382,500)
   (Increase) decrease in restricted cash                            7,357,874                               7,357,874
   Distribution to Barden Development, Inc.                           (597,610)                               (597,610)
   Line of credit, net                                               7,800,000                               7,800,000
   Cash paid to reduce long-term debt                               (2,154,680)                             (2,154,680)
   Issuance of loans to Barden Development, Inc.                    (4,000,000)        (2,000,000)          (6,000,000)
   Cash received for loans to Barden Development, Inc.               4,000,000                               4,000,000
                                                                 -----------------------------------------------------

     Net cash (used in) provided by financing activities             6,023,084         (2,000,000)           4,023,084
                                                                 -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (7,594,363)         3,568,831           (4,025,532)
Cash and cash equivalents, beginning of period                      20,145,044                  -           20,145,044
                                                                 -----------------------------------------------------
Cash and cash equivalents, end of period                         $  12,550,681       $  3,568,831       $   16,119,512
                                                                 =====================================================

                                                                     SCHEDULE II

                         THE MAJESTIC STAR CASINO, LLC
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                        Balance at       Charged                                  Balance at
                                         beginning      costs and                        Cash         end
Description                               of year        expenses      Recoveries     Deductions    of year
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Year ended December 31, 1998              $370,000       $374,310       $  28,487      $ 624,189     $148,608

Year ended December 31, 1999              $148,608       $ 75,504       $  64,591      $ 252,155     $ 36,548

Year ended December 31, 2000              $ 36,548       $140,182       $  35,270      $  92,000     $120,000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Members of
Buffington Harbor Riverboats, L.L.C.:



We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 2000 and 1999, and the related statements of operations, members' capital and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP



Roseland, New Jersey
January 25, 2001

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                                BALANCE SHEETS
                                --------------

                          DECEMBER 31, 2000 AND 1999
                          --------------------------

                                                                                   2000             1999
--------------------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS:
  Cash                                                                         $    286,921      $     92,804
  Trade receivables                                                                 206,757            60,183
  Due from members' (Note 2)                                                        549,947           376,765
  Inventory                                                                         228,519           255,481
  Prepaid expenses and other current assets                                         169,205           129,978
  Note and accrued interest receivable from affiliate (Note 4)                   14,402,010                --
                                                                               ------------      ------------
     Total current assets                                                        15,843,359           915,211

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 2 and 3)                               75,100,370        79,672,916

OTHER ASSETS                                                                        116,955           272,732
                                                                               ------------      ------------
        Total  assets                                                          $ 91,060,684      $ 80,860,859
                                                                               ============      ============

LIABILITIES AND MEMBERS' CAPITAL
--------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                             $  1,425,399      $    819,892
  Accrued expense (Note 5)                                                        1,787,219         1,605,696
  Member advance (Note 4)                                                         7,099,167                --
                                                                               ------------      ------------
        Total current liabilities                                                10,311,785         2,425,588

DEFERRED RENT (Note 4)                                                                   --         2,142,845

COMMITMENTS AND CONTINGENCIES (Note 4)

MEMBERS' CAPITAL                                                                 80,748,899        76,292,426
                                                                               ------------      ------------
        Total liabilities and member's capital                                 $ 91,060,684      $ 80,860,859
                                                                               ============      ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
             -----------------------------------------------------


                                       2000           1999            1998
------------------------------------------------------------------------------
REVENUES:

   Food and beverage              $  4,017,032    $  4,454,387    $  4,076,256
   Other (Note 2)                   13,796,980      13,839,552      14,571,430
                                  ------------    ------------    ------------
         Net revenues               17,814,012      18,293,939      18,647,686
                                  ------------    ------------    ------------

COST AND EXPENSES:
   Food and beverage                 2,483,154       2,843,285       3,532,120
   General and administrative       13,151,389      14,957,381      15,331,318
   Depreciation                      6,260,583       6,022,374       5,945,672
   Other                               269,220         172,163         190,722
                                  ------------    ------------    ------------
                                    22,164,346      23,995,203      24,999,832
                                  ------------    ------------    ------------
           Loss from operations     (4,350,334)     (5,701,264)     (6,352,146)

INTEREST INCOME                        232,996           5,254          17,220
                                  ------------    ------------    ------------
      Net loss                    $ (4,117,338)   $ (5,696,010)   $ (6,334,926)
                                  ============    ============    ============


                The accompanying notes to financial statements
                   are an integral part of these statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                        STATEMENTS OF MEMBERS' CAPITAL
                        ------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
             -----------------------------------------------------


                                                                         Retained
                                                         Member          Earnings
                                                      Contributions      (Deficit)           Total
                                                      -------------      ---------           ------
Balance, December 31, 1997                             $ 98,859,016   $  (11,775,046)     $87,083,970
Capital contribution made by Trump Indiana, Inc.            374,365               --          374,365
Capital contribution made by
  The Majestic Star Casino, LLC                             374,365               --          374,365
Net loss                                                         --       (6,334,926)      (6,334,926)
                                                       ------------   --------------      -----------
Balance, December 31, 1998                             $ 99,607,746   $  (18,109,972)     $81,497,774
                                                       ------------   --------------      -----------
Capital contribution made by Trump Indiana, Inc.            245,331               --          245,331
Capital contribution made by
  The Majestic Star Casino, LLC                             245,331               --          245,331
Net loss                                                         --       (5,696,010)      (5,696,010)
                                                       ------------   --------------      -----------

Balance, December 31, 1999                             $100,098,408   $  (23,805,982)     $76,292,426
                                                       ============   ==============      ===========

Capital contribution made by Trump Indiana, Inc.            737,322               --          737,322
Capital contribution made by
  The Majestic Star Casino, LLC                           7,836,489               --        7,836,489
Net loss                                                         --       (4,117,338)      (4,117,338)
                                                       ------------   --------------      -----------
Balance, December 31, 2000                             $108,672,219   $  (27,923,320)     $80,748,899
                                                       ============   ==============      ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
             -----------------------------------------------------


                                                                                    2000               1999             1998
                                                                              ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $   (4,117,338)     $ (5,696,010)     $ (6,334,926)
  Adjustment to reconcile net loss to net cash flows
   provided by (used in) operating activities
        Depreciation                                                                6,260,583         6,022,374         5,945,672
        Deferred rent                                                              (2,142,845)         (357,144)         (357,176)
        Changes in operating assets and liabilities
        (Increase) decrease in trade receivable                                      (146,574)            7,547           (56,611)
        (Increase) decrease in due from members'                                     (173,182)          984,610           305,134
        Decrease in inventory                                                          26,962             6,269            77,316
        (Increase) in prepaid expenses and other current assets                       (39,227)          (51,062)           21,245
        Increase in due from affiliate                                            (14,402,010)               --                --
        Decrease (increase) in other assets                                           155,777            (5,015)          241,562
        Increase (decrease)  in accounts payable                                      605,507          (443,519)         (832,401)
        Increase in accrued expenses                                                  181,523           143,937           796,878
                                                                               --------------      ------------      ------------
           Net cash  flows  provided  by  (used in) operating activities          (13,790,824)          611,987          (193,307)
                                                                               --------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES--
        Purchases of property, plant and equipment, net                            (1,688,037)       (1,187,530)         (507,247)
                                                                               --------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES--
        Contributed capital                                                         8,573,811           490,662           748,730
        Member advance                                                              7,099,167                --                --
                                                                               --------------      ------------      ------------
           Net cash flows provided by financing activities                         15,672,978           490,622           748,730
                                                                               --------------      ------------      ------------
           Net increase (decrease) in cash                                            194,117           (84,881)           48,176

CASH BEGINNING OF PERIOD                                                               92,804           177,685           129,509
                                                                               --------------      ------------      ------------

CASH END OF PERIOD                                                             $      286,921      $     92,804      $    177,685
                                                                               ==============      ============      ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 2000, 1999, AND 1998


1.   ORGANIZATION AND OPERATIONS:
     ----------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Use of Estimates
     ----------------

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

     Revenue Recognition
     -------------------

     Under the terms of the BHR Agreement, all expenditures requiring a cash outlay by BHR are billed to Trump Indiana and Barden at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump Indiana and Barden.

     Property, Plant and Equipment
     -----------------------------

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

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 2000, 1999 AND 1998


     Income Taxes
     ------------

     BHR makes no provision (benefit) for income taxes since taxable income
     (loss) is allocated to the members for inclusion in their respective income tax returns.

     Long-Lived Assets
     -----------------

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

     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior year numbers to conform them to the current year presentation.

3.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment is comprised of the following--

                                                        2000           1999
                                                        ----           ----
       Land and land improvements                 $   36,883,043  $ 36,020,821
       Building and building improvements             40,392,638    40,232,632
       Harbor improvements                            17,089,620    17,267,281
       Furniture, fixtures and equipment               7,818,771     6,975,301
                                                  --------------  ------------
                                                     102,184,072   100,496,035
       Less: Accumulated depreciation                 27,083,702    20,823,119
                                                   -------------  ------------
       Total property, plant and equipment, net    $  75,100,370  $ 79,672,916
                                                   =============  ============

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 2000, 1999 AND 1998


4.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Indiana Gaming Regulations
     --------------------------

     The ownership and operation of riverboat gaming operations in Indiana are subject to state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana regulations continue to be revised and adopted by the IGC. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana and Barden.

     Leases
     ------

     Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR has leased certain property, which is integral to the gaming operations of Trump Indiana and Barden. The lease places certain restrictions on the use of the harbor by the riverboats of Barden and Trump Indiana, requires the reimbursement of certain costs which may be incurred by Lehigh Cement, and requires BHR to pursue the permitting and construction of a new harbor. The lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting and construction of a new harbor, the lease will extend until the earlier of December 31, 2005 or the completion of a new harbor. Subsequent to the original 30-month term and beginning January, 1998 BHR was required to make payments of $125,000 per month for the remainder of the lease term. As of December 31, 1999, BHR had recorded deferred rent expense of $2,142,845.

     In September 2000, Buffington Harbor Parking Associates ("BHPA"), a joint venture owned by Trump Indiana and an affiliate of Barden purchased for $15,000,000 (Purchase) the Lehigh Cement property, which was subject to the BHR lease. The purchase price was financed by an advance from BHR of $14,182,856, with interest at 6%, and through the sale of one acre of land to BHR for approximately $817,144. In connection with the purchase, the members

                     BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                     ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 2000, 1999 AND 1998

Leases (Continued)
------------------

advanced $7,099,167 and contributed $7,900,833 to BHR. As a result of the above, BHR reversed $1,874,986 of deferred rent expense into income. This amount is reflected as a reduction of general and administrative expenses in the accompanying statement of operations. BHR also has office equipment and vehicle leases. Rental expense for noncancellable operating leases was $1,367,607, $1,431,837 and $1,481,197 for 2000, 1999, and 1998 respectively.

Minimum rental payments under noncancellable operating leases are as follows--


                       Years ended December 31-
                       2001                         $  157,194
                       2002                            122,763
                       2003                             56,837
                       2004                             18,989
                       2005                              2,884
                                                    ----------

                                                    $  358,667
                                                    ==========

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

THE MAJESTIC STAR CASINO, LLC
By: Barden Development Inc., Manager

By:  /s/ Don H. Barden
    -------------------------------------------------------
    Don H. Barden, President and Chief Executive Officer

THE MAJESTIC STAR CASINO CAPITAL CORP.


By:  /s/ Don H. Barden
    -------------------------------------------------------
    Don H. Barden, President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature             Title                                      Date
---------             -----                                      ----

/s/ Don H. Barden     President and Chief Executive Officer      March 30, 2001
--------------------  of the Manager and the Company
                      Sole Director of The Majestic Star
                      Casino Capital Corp. (Principal
                      Executive Officer)


/s/ Michael E. Kelly  Vice President, Chief Operating and        March 30, 2001
--------------------  Financial Officer of the Company and
Michael E. Kelly      The Majestic Star Casino Capital
                      Corp. (Principal Financial and
                      Accounting Officer)