Form 10-Q
period 2001-03-31
MAJESTIC STAR CASINO LLC
filed 2001-05-14
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
   (Mark One)
      [X]        QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Yes      X         No
    ------------      ------------

Shares outstanding of each of the registrant's classes of common stock as of March 31, 2001:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      Index

Part I            FINANCIAL INFORMATION                                                      Page No.
                                                                                             --------
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets, as of March 31, 2001 (Unaudited)
                           and December 31, 2000 .................................................1

                  Consolidated Statements of Income for the three months
                           ended March 31, 2001 and 2000 (Unaudited) .............................2

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited) .............................3

                  Notes to Financial Statements ..................................................4

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ..................................10

         Item 3.  Quantitative and Qualitative Disclosures About  Market Risk ...................17

Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings .............................................................17

         Item 6.  Exhibits and Reports on Form 8-K ..............................................18

SIGNATURES ......................................................................................19

PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                         THE MAJESTIC STAR CASINO, LLC

                          Consolidated Balance Sheets

                                                                       March 31,                December 31,
                                                                         2001                       2000
                                                                      (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                       $     12,376,267         $      16,119,512
    Accounts receivable, less allowance for doubtful accounts
          of  $132,405 and $120,000, respectively                          2,111,874                 2,059,577
    Inventories                                                               45,657                    53,479
    Prepaid expenses                                                         948,373                   636,337
    Note due from affiliate                                                2,000,000                 2,000,000
    Restricted Cash                                                        2,000,000                 2,000,000
                                                                   ------------------       -------------------
         Total current assets                                             19,482,171                22,868,905
                                                                   ------------------       -------------------

Property, equipment, and vessel improvements, net                         48,424,404                49,158,571

Other Assets:
   Deferred financing costs, less accumulated amortization
          of $1,481,768 and $1,269,390, respectively                       5,772,382                 5,840,448
   Deferred costs, less accumulated amortization                                                             -
          of $5,375,762 and $5,099,462, respectively                         276,257                   552,553
   Investment in Buffington Harbor Riverboats, L.L.C.                     43,303,646                43,924,033
   Other assets and deposits                                               1,842,330                 4,252,799
                                                                   ------------------       -------------------
         Total other assets                                               51,194,615                54,569,833

         Total Assets                                               $    119,101,190         $     126,597,309
                                                                   ==================       ===================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                             $      4,142,722         $       8,811,719
   Accounts payable                                                          757,247                   789,293
   Other accrued liabilities:
   Payroll and related                                                     1,307,534                 1,108,066
   Interest                                                                3,646,795                 7,107,058
   Other accrued liabilities                                               4,334,338                 3,597,924
    Due to Buffington Harbor Riverboats, L.L.C.                               56,921                   380,736
                                                                   ------------------       -------------------
         Total current liabilities                                        14,245,557                21,794,796

Long-term debt, net of current maturities                                128,314,271               128,233,486
                                                                   ------------------       -------------------
         Total long-term liabilities                                     128,314,271               128,233,486
                                                                   ------------------       -------------------

         Total Liabilities                                               142,559,828               150,028,282
                                                                   ------------------       -------------------

Members' Equity:
   Members' contributions                                                 24,000,000                24,000,000
   Accumulated deficit                                                   (47,458,638)              (47,430,973)
                                                                   ------------------       -------------------
         Total members' equity                                           (23,458,638)              (23,430,973)
                                                                   ------------------       -------------------

         Total Liabilities and Members' Equity                      $    119,101,190         $     126,597,309
                                                                   ==================       ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE MAJESTIC STAR CASINO, LLC

                  Consolidated Statements of Income
                             (Unaudited)


                                                                               Three Months Ended March 31,
                                                                               2001                     2000
Revenues:
    Casino                                                              $      31,920,176         $      30,631,101
    Food and beverage                                                             543,903                   529,923
    Other                                                                         297,979                   221,078
                                                                       -------------------       -------------------

         Gross Revenues                                                        32,762,058                31,382,102
                                                                       -------------------       -------------------

         less promotional allowances                                             (128,937)                 (101,132)

        Net Revenues                                                           32,633,121                31,280,970
                                                                       -------------------       -------------------

Costs and Expenses:
    Casino                                                                      6,653,280                 5,921,761
    Gaming and admission taxes                                                  8,878,140                 8,580,795
    Food and beverage                                                             633,397                   562,640
    Advertising and promotion                                                   2,118,308                 2,342,645
    General and administrative                                                  6,735,967                 6,616,443
    Economic incentive - City of Gary                                             957,777                   946,771
    Depreciation and amortization                                               2,306,808                 2,259,876
                                                                       -------------------       -------------------

         Total costs and expenses                                              28,283,677                27,230,931
                                                                       -------------------       -------------------

         Operating income                                                       4,349,444                 4,050,039
                                                                       -------------------       -------------------

Other Income (Expense):
    Loss on investment in
       Buffington Harbor Riverboats, L.L.C.                                      (798,198)                 (731,174)
    Interest income                                                               138,766                   191,282
    Interest expense                                                           (3,694,886)               (3,826,101)
    Other non-operating expense                                                   (22,791)                  (51,969)
                                                                       -------------------       -------------------
         Total other income (expense)                                          (4,377,109)               (4,417,962)
                                                                       -------------------       -------------------

         Net loss                                                       $         (27,665)        $        (367,923)
                                                                       ===================       ===================

  The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       2001                    2000

Cash Flows From Operating Activities:
Net loss                                                                         $        (27,665)       $        (367,923)
Adjustment to reconcile net loss to net cash used in operating activities
    Depreciation                                                                        1,737,333                1,690,813
    Amortization                                                                          569,475                  569,063
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                            798,198                  731,174
    (Increase) decrease in accounts receivable                                            (64,702)                 621,181
    (Increase) decrease in inventories                                                      7,822                   (3,799)
    (Increase) decrease in prepaid expenses                                              (312,036)                 185,060
    Increase in other assets                                                             (144,322)                 (65,714)
    Decrease in accounts payable                                                          (32,046)                (317,148)
    Increase (decrease) in accrued payroll and other expenses                             199,468                 (221,645)
    Decrease in accrued interest                                                       (3,460,263)              (3,835,095)
    Increase in other accrued liabilities                                                 412,643                  853,717
                                                                                ------------------       ------------------

           Net cash used in operating activities                                         (316,095)                (160,316)
                                                                                ------------------       ------------------

Cash Flows From Investing Activities:
    Acquisition of property, equipment and vessel improvements                         (1,003,166)                (871,960)
    Decrease  in deposits                                                               2,410,469                        -
    Investment in Buffington Harbor Riverboats, L.L.C.                                   (177,806)                (105,496)
                                                                                ------------------       ------------------

           Net cash (used in) provided by investing activities                          1,229,497                 (977,456)
                                                                                ------------------       ------------------

Cash Flows From Financing Activities:
    Line of credit, net                                                                (4,100,000)                       -
    Cash paid to reduce long-term debt                                                   (556,647)                (574,922)
    Distribution to Barden Development, Inc.                                                    -                 (282,114)
                                                                                ------------------       ------------------

           Net cash used in financing activities                                       (4,656,647)                (857,036)
                                                                                ------------------       ------------------

Net decrease in cash and cash equivalents                                              (3,743,245)              (1,994,808)
Cash and cash equivalents, beginning of period                                         16,119,512               20,145,044
                                                                                ------------------       ------------------
Cash and cash equivalents, end of period                                         $     12,376,267         $     18,150,236
                                                                                ==================       ==================


Interest paid:
   Equipment Debt                                                                $         21,802         $         81,926
   Senior Secured Notes - Fixed Interest 10-7/8%                                 $      7,068,750         $      7,579,271
   Line of credit                                                                $         64,597         $              -

  The accompanying notes are an integral part of these consolidated financial statements.

                           THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1  Basis of Presentation

The Majestic Star Casino, LLC (the "Company"), was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, Indiana on June 7, 1996. Majestic Investor, LLC was formed in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary and currently is a party to a Purchase Agreement to acquire certain assets of Fitzgeralds Gaming Corporation.

The accompanying consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC, and its wholly-owned subsidiary, Majestic Investor, LLC. All significant intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2  Investment in Buffington Harbor Riverboats, L.L.C. ("BHR"):

On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage and the gift shop, which are allocated on a percentage of use by the casino customers of the Company and the Joint Venture Partner.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                   (Unaudited)

                                                 Three Months
                                                Ended March 31,
                                          2001                 2000
                                    -----------------    ----------------

      Gross Revenue                $       4,166,663   $       5,133,292
      Operating Income (Loss)      $           8,531   $          89,302
      Net Loss                     $      (1,596,396)  $      (1,442,787)


Note 3  Commitments and Contingencies:

Legal Proceedings

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, county property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was excessive. The tax is payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel. On March 15, 2001, the Lake County Property Tax Assessment Board of Appeals granted the Company partial relief, reducing the 1998 tax liability to approximately $660,000. The Company believes the assessment is still excessive, and has filed a further appeal to the Indiana State Board of Tax Commissioners. It is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position.

There have been no other material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a relatively new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently proposed rules might have on the Company's operations.

Note 4.  Supplemental Consolidating Information

The following consolidating financial schedules are presented as supplemental information. The "Unrestricted Subsidiary" balances relate to Majestic Investor, LLC, a wholly-owned subsidiary of The Majestic Star Casino, LLC.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2001

                                                                             UNRESTRICTED      ELIMINATIONS/
                                                               PARENT         SUBSIDIARY        ADJUSTMENTS        CONSOLIDATED
ASSETS
Current Assets:
    Cash and cash equivalents                             $     8,933,984   $     3,442,283   $             -    $    12,376,267
    Accounts receivable (net)                                   2,040,874            71,000                 -          2,111,874
    Intercompany accounts                                         250,000          (250,000)                -                  -
    Inventories                                                    45,657                 -                 -             45,657
    Prepaid expenses                                              948,373                 -                 -            948,373
    Note due from affiliate                                             -         2,000,000                 -          2,000,000
    Restricted Cash                                                     -         2,000,000                 -          2,000,000
                                                         ------------------------------------------------------------------------
         Total current assets                                  12,218,888         7,263,283                 -         19,482,171
                                                         ------------------------------------------------------------------------

Property, equipment, and vessel improvements, net              48,424,404                 -                 -         48,424,404

Other Assets:
   Deferred financing costs (net)                               4,183,474         1,588,908                 -          5,772,382
   Deferred costs (net)                                           276,257                 -                 -            276,257
   Investment in Buffington Harbor Riverboats, L.L.C.          43,303,646                 -                 -         43,303,646
   Investment in Majestic Investor                              8,852,191                 -        (8,852,191)                 -
   Other assets and deposits                                    1,842,330                 -                 -          1,842,330
                                                         ------------------------------------------------------------------------
         Total other assets                                    58,457,898         1,588,908        (8,852,191)        51,194,615

         Total Assets                                     $   119,101,190   $     8,852,191   $    (8,852,191)   $   119,101,190
                                                         ========================================================================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                   $     4,142,722   $             -   $             -    $     4,142,722
   Accounts payable                                               757,247                 -                 -            757,247
   Other accrued liabilities:
   Payroll and related                                          1,307,534                 -                 -          1,307,534
   Interest                                                     3,646,795                 -                 -          3,646,795
   Other accrued liabilities                                    4,334,338                 -                 -          4,334,338
    Due to Buffington Harbor Riverboats, L.L.C.                    56,921                 -                 -             56,921
                                                         ------------------------------------------------------------------------
         Total current liabilities                             14,245,557                 -                 -         14,245,557

Long-term debt, net of current maturities                     128,314,271                 -                 -        128,314,271
                                                         ------------------------------------------------------------------------
         Total long-term liabilities                          128,314,271                 -                 -        128,314,271
                                                         ------------------------------------------------------------------------

         Total Liabilities                                    142,559,828                 -                 -        142,559,828
                                                         ------------------------------------------------------------------------

Members' Equity:
   Members' contributions                                      24,000,000         9,000,500        (9,000,500)        24,000,000
  Accumulated income (deficit)                                (46,535,893)         (148,309)          148,309        (46,535,893)
   Members' distributions                                        (922,745)                -                 -           (922,745)
                                                         ------------------------------------------------------------------------
         Total members' equity                                (23,458,638)        8,852,191        (8,852,191)       (23,458,638)
                                                         ------------------------------------------------------------------------

         Total Liabilities and Members' Equity            $   119,101,190   $     8,852,191   $    (8,852,191)   $   119,101,190
                                                         ========================================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001

                                                                                              UNRESTRICTED
                                                                             PARENT            SUBSIDIARY          CONSOLIDATED
Revenues:
    Casino                                                             $      31,920,176     $             -      $    31,920,176
    Food and beverage                                                            543,903                   -              543,903
    Other                                                                        297,979                   -              297,979
                                                                      ------------------------------------------------------------

         Gross Revenues                                                       32,762,058                   -           32,762,058
                                                                      ------------------------------------------------------------

         less promotional allowances                                            (128,937)                  -             (128,937)

        Net Revenues                                                          32,633,121                   -           32,633,121
                                                                      ------------------------------------------------------------
Costs and Expenses:
    Casino                                                                     6,653,280                   -            6,653,280
    Gaming and admission taxes                                                 8,878,140                   -            8,878,140
   Food and beverage                                                             633,397                   -              633,397
   Advertising and promotion                                                   2,118,308                   -            2,118,308
   General and administrative                                                  6,732,467               3,500            6,735,967
   Economic incentive - City of Gary                                             957,777                   -              957,777
   Depreciation and amortization                                               2,306,808                   -            2,306,808
                                                                      ------------------------------------------------------------

         Total costs and expenses                                             28,280,177               3,500           28,283,677
                                                                      ------------------------------------------------------------

         Operating income (loss)                                               4,352,944              (3,500)           4,349,444
                                                                      ------------------------------------------------------------
Other Income (Expense):
   Loss on investment in                                                                                                        -
      Buffington Harbor Riverboats, L.L.C.                                      (798,198)                  -             (798,198)
   Interest income                                                                86,266              52,500              138,766
   Interest expense                                                           (3,694,886)                  -           (3,694,886)
   Other non-operating expense                                                   (22,791)                  -              (22,791)
                                                                      ------------------------------------------------------------
         Total other income (expense)                                         (4,429,609)             52,500           (4,377,109)

         Net income (loss)                                             $         (76,665)    $        49,000      $       (27,665)
                                                                      ============================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001

                                                                                             UNRESTRICTED
                                                                             PARENT           SUBSIDIARY        CONSOLIDATED

Cash Flows From Operating Activities:
Net income (loss)                                                        $       (76,665)   $        49,000   $       (27,665)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
    Depreciation                                                               1,737,333                  -         1,737,333
    Amortization                                                                 569,475                  -           569,475
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                   798,198                  -           798,198
    Increase in accounts receivable                                              (12,202)           (52,500)          (64,702)
    Decrease in inventories                                                        7,822                  -             7,822
    Increase in prepaid expenses                                                (312,036)                 -          (312,036)
    Increase in other assets                                                     (21,274)          (123,048)         (144,322)
    Decrease in accounts payable                                                 (32,046)                 -           (32,046)
    Increase in accrued payroll and other expenses                               199,468                  -           199,468
    Decrease in accrued interest                                              (3,460,263)                 -        (3,460,263)
    Increase in other accrued liabilities                                        412,643                  -           412,643
                                                                        ------------------------------------------------------

           Net cash used in operating activities                                (189,547)          (126,548)         (316,095)
                                                                        ------------------------------------------------------

Cash Flows From Investing Activities:
    Acquisition of property, equipment and vessel improvements                (1,003,166)                 -        (1,003,166)
    Decrease  in deposits                                                      2,410,469                  -         2,410,469
    Investment in Buffington Harbor Riverboats, L.L.C.                          (177,806)                 -          (177,806)
                                                                        ------------------------------------------------------

           Net cash provided by investing activities                           1,229,497                  -         1,229,497
                                                                        ------------------------------------------------------

Cash Flows From Financing Activities:
    Line of credit, net                                                       (4,100,000)                 -        (4,100,000)
    Cash paid to reduce long-term debt                                          (556,647)                 -          (556,647)
                                                                        ------------------------------------------------------

           Net cash used in financing activities                              (4,656,647)                 -        (4,656,647)
                                                                        ------------------------------------------------------

Net decrease in cash and cash equivalents                                     (3,616,697)          (126,548)       (3,743,245)
Cash and cash equivalents, beginning of period                                12,550,681          3,568,831        16,119,512
                                                                        ------------------------------------------------------
Cash and cash equivalents, end of period                                 $     8,933,984    $     3,442,283   $    12,376,267
                                                                        ======================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward-Looking Information

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the design, construction and funding of, a covered parking facility located at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues, admission taxes or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company's officers, or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets and non-renewal of the Company's license from the IGC.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

The discussion of results of operations contained herein provides a comparison of the results of operations for the three month period ended March 31, 2001, with the three month period ended March 31, 2000.

The following table sets forth: (i) summary information from the Company's consolidated statements of income; (ii) information relative to EBITDA (as defined below) derived therefrom; and (iii) detailed information from the Company's consolidated statements of income, as well as information relative to EBITDA, expressed as a percentage of gross revenues.


            Consolidated Statements of Income-- Summary Information
                            (dollars in thousands)

                                                  Three Months Ended March 31,
                                                      2001           2000
                                                      ----           ----
Gross Revenues                                    $      32,762  $      31,382
Operating Income                                  $       4,349  $       4,050
EBITDA (1)                                        $       6,656  $       6,310

Consolidated Statements of Income -- Percentage of Gross Revenues
--------------------------------------------------------------------------------
                                                      2001           2000
                                                  -----------------------------
Revenues:
      Casino                                              97.4%          97.6%
      Food and beverage                                    1.7%           1.7%
      Other                                                0.9%           0.7%
                                                  -----------------------------
         Gross revenues                                  100.0%         100.0%
         less promotional allowances                      -0.4%          -0.3%
                                                  -----------------------------
         Net revenues                                     99.6%          99.7%
                                                  -----------------------------
Costs and Expenses:
      Casino                                              20.3%          18.9%
      Gaming and admission taxes                          27.1%          27.3%
      Food and beverage                                    1.9%           1.8%
      Advertising and promotions                           6.5%           7.5%
      General and administrative                          20.6%          21.1%
      Economic incentive - City of Gary                    2.9%           3.0%
      Depreciation and amortization                        7.0%           7.2%
                                                  -----------------------------

               Total costs and expenses                   86.3%          86.8%
         Operating income                                 13.3%          12.9%
                                                  -----------------------------
Other Income (Expense):
      Loss on investment in
         Buffington Harbor Riverboats, L.L.C.             -2.4%          -2.3%
      Interest income                                      0.4%           0.6%
      Interest expense                                   -11.3%         -12.2%
      Other nonoperating expense                          -0.1%          -0.2%
                                                  -----------------------------
               Total other income (expense)              -13.4%         -14.1%
                                                  -----------------------------
Net Income (Loss):                                        -0.1%          -1.2%
                                                  -----------------------------
      EBITDA:      (1)                                    20.3%          20.1%
                                                  -----------------------------

NOTES:
1. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, and other nonoperating expense) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA includes $3,500 of general and administrative expenses associated with Majestic Investor, LLC, an unrestricted subsidiary.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended March 31, 2001 with the Three Months Ended March 31, 2000

Gross revenues for the first quarter ended March 31, 2001, amounted to approximately $32,762,000, an increase of approximately $1,380,000 or 4.4% from gross revenues recorded in the first quarter ended March 31, 2000. The increase was principally attributable to a 10.5% increase in the slot win.

Casino revenues for the three months ended March 31, 2001 were the highest since the Company's inception. This record is primarily attributed to an 8.4% increase in the "coin-in", the amount of coins put into a slot machine by players, during the three months ended March 31, 2001, compared to the three months ended March 31, 2000. Casino revenues totaled approximately $31,920,000, of which slot machines accounted for approximately $26,549,000 (83.2%) and table games accounted for approximately $5,371,000 (16.8%). Slot revenues increased $2,426,000, or 10.1%, to $26,549,000. The average number of slot machines in operation increased to 1,435 during the three months ended March 31, 2001, from 1,417 during the three months ended March 31, 2000. The average win per slot machine per day increased to approximately $206 for the three months ended March 31, 2001, from approximately $187 for the three months ended March 31, 2000. Table games revenues declined by $1.1 million, or 17.5%, due primarily to a 10.0% decrease in the table drop and a lower than anticipated table hold of 15.8%, compared to 17.2% in the prior year. The Company estimates that the lower than anticipated table hold for the three months ended March 31, 2001 decreased top line revenues by approximately $476,000 and negatively impacted EBITDA by approximately $366,000. The average number of table games in operation during the three months ended March 31, 2001 and 2000, was 52 and 57, respectively. The average win per table game per day during the three months ended March 31, 2001 decreased to approximately $1,155, compared to approximately $1,255 for the three months ended March 31, 2000. Admissions also rose to a new quarterly record of 831,000 during the three months ended March 31, 2001. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $71 for the three months ended March 31, 2001, compared to an average daily win per state passenger count of $38 and an average daily win per patron of $67 for the three months ended March 31, 2000.

Food and beverage revenues for the three months ended March 31, 2001 totaled approximately $544,000, or 1.7% of gross revenues, compared to approximately $530,000, or 1.7% of gross revenues, for the three months ended March 31, 2000. Other revenue totaled approximately $298,000, or 0.9% of gross revenues, and consisted primarily of commission income during the three months ended March 31, 2001, compared to approximately $221,000, or 0.7% of gross revenues, during the three months ended March 31, 2000.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended March 31, 2001 and 2000, were approximately $129,000 and $101,000, respectively. Promotional allowances provided to the

Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended March 31, 2001 and 2000, were approximately $171,000 and $75,000, respectively, and are characterized in the financial statements as an expense. The increase in promotional allowances is directly attributable to additional food kiosks being operated during the three months ended March 31, 2001. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

Casino operating expenses for the three months ended March 31, 2001 totaled approximately $6,653,000, or 20.3% of gross revenues and 20.8% of casino revenues, respectively, compared to approximately $5,922,000, or 18.9% of gross revenues and 19.3% of casino revenues, respectively, for the three months ended March 31, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $731,000, or 12.3%, in casino operating expenses, is primarily attributed to an increase of approximately $357,000 associated with Club Majestic as a result of a 25% increase in rated slot wagering, approximately $254,000 for gaming equipment rental primarily for participation games including Wheel of Fortune(R), Jeopardy(R) and Monopoly(R), and approximately $113,000 for complementaries.

Gaming and admissions taxes totaled approximately $8,878,000 for the three months ended March 31, 2001, compared to approximately $8,581,000 for the three months ended March 31, 2000. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $958,000 was paid during the three months ended March 31, 2001, compared to approximately $947,000 in the three months ended March 31, 2000, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended March 31, 2001 totaled approximately $2,118,000, or 6.5% of gross revenues, compared to approximately $2,343,000, or 7.5% of gross revenues, during the three months ended March 31, 2000. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $225,000, or 9.6%, decrease in advertising and promotion expenses during the three months ended March 31, 2001 was primarily the result of a decrease of approximately $253,000 in expenses associated with the charter bus program offset by a slight increase of approximately $28,000 in promotional expense.

General and administrative expenses for the three months ended March 31, 2001 were approximately $6,736,000, or 20.6% of gross revenues, compared to $6,616,000, or 21.1% of gross revenues, during the three months ended March 31, 2000. These expenses included approximately $1,616,000 for berthing fees paid to BHR, approximately $1,619,000 for marine operations including housekeeping, and $652,000 for security and surveillance operations during the first quarter of 2001. These expenses also include approximately $3,500 for general and administrative expenses associated with Majestic Investor.

Depreciation and amortization for the three months ended March 31, 2001 was approximately $2,307,000, or 7.0% of gross revenues, compared to approximately $2,260,000, or 7.2% of gross revenues, during the three months ended March 31, 2000.

Operating income for the three months ended March 31, 2001 was approximately $4,349,000, or 13.3% of gross revenues, compared to an operating income for the three months ended March 31, 2000 of $4,050,000, or 12.9% of gross revenues. The $299,000 increase in operating income is principally attributed to an increase in revenues partially offset by increased expenses as previously discussed.

Net interest expense for the three months ended March 31, 2001 was approximately $3,556,000, or 10.9% of gross revenues, compared to approximately $3,635,000 or 11.6% of gross revenues for the same period last year. Net interest expense includes approximately $53,000 of interest income accrued at Majestic Investor.

The Company's loss relating to its investment in BHR for the three months ended March 31, 2001 was approximately $798,000. The loss represents the Company's 50% share of BHR's non-cash net loss. Other nonoperating expense includes unused line of credit fees of approximately $23,000 associated with the $20.0 million credit facility.

As a result of the foregoing, the Company experienced a net loss of approximately $28,000 compared to a net loss of approximately $368,000 during the three months ended March 31, 2001, and 2000, respectively. The net loss excluding Majestic Investor was approximately $77,000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

Consolidated EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

Consolidated EBITDA represents "earnings before interest, income taxes, depreciation and amortization, and nonoperating expenses." Consolidated EBITDA during the three months ended March 31, 2001 was approximately $6,656,000, or 20.3% of gross revenues. The EBITDA related to the Company only was approximately $6,660,000, or 20.3% of gross revenues, compared to EBITDA of approximately $6,310,000, or 20.1% of gross revenues, for the three months ended March 31, 2000. The $350,000, or 5.5%, increase in EBITDA during the first quarter ended March 31, 2001 compared to first quarter ended March 31, 2000 is primarily the result of increased gaming revenues combined with a reduction in marketing expenditures during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash, cash equivalents and restricted cash of approximately $14.4 million, including $5.4 million at Majestic Investor, LLC. During the three months ended March 31, 2001, the Company's capital expenditures were approximately $1.0 million, which included approximately $924,000 for slot machines and other gaming equipment and approximately $76,000 for other furniture and equipment. The Company also made a capital contribution of approximately $178,000 to BHR during the three months ended March 31, 2001.

The Company has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the three months ended March 31, 2001, net cash used by operating activities totaled approximately $316,000, compared to net cash used by operating activities of approximately $160,000 during the three months ended March 31, 2000. For the three months ended March 31, 2001, cash provided by investing activities totaled approximately $1,229,000, compared to approximately $977,000 used by investing activities during the three months ended March 31, 2000. For the three months ended March 31, 2001, cash used by financing activities totaled approximately $4,657,000 which included net repayments of $4.1 million under the line of credit facility, compared to $857,000 used by financing activities during the three months ended March 31, 2000. As of April 30, 2001, the borrowings under the credit facility have been further reduced to approximately $2.7 million.

The Company anticipates entering into a lease in the second quarter of 2001 with Buffington Harbor Parking Associates, LLC ("BHPA") for a parking garage on land adjacent to the Gaming Complex. BHPA was formed by the Joint Venture Partner and ABM Parking, LLC (a company wholly-owned by Mr. Barden) to construct and operate a parking garage. The parking project is estimated to cost approximately $34.0 million, including approximately $14.2 million for the land. The Company anticipates that BHPA will close the financing necessary to construct the parking garage late in the second quarter of 2001. Construction should be completed approximately 7 to 8 months from the closing of the loan facility. Lease payments are intended to be sufficient to service the debt on the BHPA financing. To date, the Company has made prepayments on its lease to BHPA aggregating approximately $8.4 million. In addition, the Company contributed a deposit of approximately $183,000 to BHR during the three months ended March 31, 2001, to be utilized by BHR to make certain advances to BHPA for the construction of the parking garage. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington harbor, thereby providing opportunities to increase its net revenues and cash flow.

Concurrently with the formation of BHPA, Don H. Barden purchased, through an affiliate company, 190 acres of land adjacent to the Gaming Complex, a portion of which was subsequently sold to BHPA. The land purchased included land that had formerly been leased by BHR from Lehigh Portland Cement. As a result of the purchase, the lease agreement between Lehigh and BHR was terminated which relieves BHR of the remaining 62 monthly payments of $125,000 each and the need to construct a new harbor.

Majestic Investor entered into a definitive purchase agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation to purchase three of Fitzgeralds brand casinos. Majestic Investor, LLC plans to purchase Fitzgeralds casinos in Las Vegas, Nevada; Tunica, Mississippi; and Black Hawk, Colorado for $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. It is anticipated that Majestic Investor, LLC will be capitalized with approximately $20.0 million of which $13.0 million will be funded by Don H. Barden or entities controlled by Mr. Barden. Mr. Barden is the Chairman, CEO and beneficial owner of the Company and Majestic Investor, LLC. Majestic Investor, LLC also anticipates raising approximately $135.0 million through a 144A Private Placement. The sale is consistent with the reorganization that Fitzgeralds Gaming Corporation has negotiated with a committee representing its noteholders. To facilitate this transaction, Fitzgeralds Gaming Corporation and its subsidiaries voluntarily filed for Chapter 11 Bankruptcy in U. S. District Court in Nevada on December 5, 2000. The sale was approved by the Bankruptcy Court on March 19, 2001 but remains contingent on, among other things, licensing and financing. Majestic Investor, LLC and its affiliates as of May 10, 2001 filed all required licensing applications. Pending successful completion of financing and licensing, it is anticipated that the transaction will close early in the fourth quarter of 2001.

The Company had originally been required by the City of Gary to arrange for the issuance of a Surety Bond in the amount of $12.5 million to guarantee the remaining $10.0 million portion of its development commitment for off-site improvements. The Surety Bond in turn was backed by a letter of credit issued by an unaffiliated bank, and the Company was required to deposit cash collateral in the amount of $3.6 million with the bank to guarantee its reimbursement obligation to the bank if the letter of credit had to be drawn on by the bonding company that provided the Surety Bond. In September 2000, the bank released $1.0 million of the deposit. Mr. Barden has provided a personal guarantee to the bonding company which allowed the remaining $2.6 million of cash collateral to be returned to the Company in March 2001. The Company utilized these funds to partially repay its credit facility.

A loan of $2.0 million made by Majestic Investor to Barden Development, Inc. (a company wholly-owned by Mr. Barden and a member of the Company) remains outstanding. The loan has an annual interest rate of 10.5%.

Management believes that the Company's cash flow from operations, certain planned equipment financing, and its current line of credit, will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes, lease payments to BHPA (assuming construction funding) and other permitted indebtedness for the year 2001. No assurance can be given, however, that such proceeds and, operating cash flow from the Permanent Vessel, in light of increased competition principally dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonable anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

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

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, county property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was excessive. The tax is payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel. On March 15, 2001, the Lake County Property Tax Assessment Board of Appeals granted the Company partial relief, reducing the 1998 tax liability to approximately $660,000. The Company believes the assessment is still excessive, and has filed a further appeal to the Indiana

State Board of Tax Commissioners. It is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position.

There have been no other material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6.    Exhibits and Reports on Form 8-K

            (a)  None

            (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.


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


Signature                         Title                             Date
---------                         -----                             ----

/s/ Michael E. Kelly
----------------------   Vice President, Chief Operating and     May 14, 2001
Michael E. Kelly         Financial Officer of the Company and
                         The Majestic Star Casino Capital
                         Corp. (Principal Financial and Chief
                         Accounting Officer)