Form 10-Q
period 2001-06-30
MAJESTIC STAR CASINO LLC
filed 2001-08-14
CIK 1016466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:  333-06489

Indiana               THE MAJESTIC STAR CASINO, LLC              43-1664986

Indiana          THE MAJESTIC STAR CASINO CAPITAL CORP.          35-2100872

(State or other jurisdiction of    (Exact name of registrant as    (I.R.S. Employer
incorporation or organization)     specified in its charter)       Identification No.)

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

Yes     X     No   ______
      -----

Shares outstanding of each of the registrant's classes of common stock as of June 30, 2001:

Class               Number of shares
-----               ----------------
Not applicable      Not applicable

                         THE MAJESTIC STAR CASINO, LLC

                                     Index

Part I                                  FINANCIAL INFORMATION                                      Page No.
                                                                                                   --------
       Item 1. Consolidated Financial Statements

               Consolidated Balance Sheets, as of June 30, 2001 (Unaudited)
                    and December 31, 2000.............................................................     1

               Consolidated Statements of Income for the three months and six months
                    ended June 30, 2001 and 2000 (Unaudited)..........................................     2

               Consolidated Statements of Cash Flows for the six months
                    ended June 30, 2001 and 2000 (Unaudited)..........................................     3

               Notes to Financial Statements..........................................................     4

       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................    11

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................    20

Part II        OTHER INFORMATION

       Item 1. Legal Proceedings......................................................................    20

       Item 6. Exhibits and Reports on Form 8-K.......................................................    21

SIGNATURES............................................................................................    22

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  THE MAJESTIC STAR CASINO, LLC

                   Consolidated Balance Sheets


                                                                         June 30,                December 31,
                                                                           2001                      2000
                                                                        (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                           $ 16,533,640              $ 16,119,512
    Accounts receivable, less allowance for doubtful accounts
          of  $106,811 and $120,420, respectively                          1,602,230                 2,059,577
    Inventories                                                               41,159                    53,479
    Prepaid expenses                                                       1,005,896                   636,337
    Note due from affiliate                                                2,000,000                 2,000,000
    Restricted cash                                                        2,000,000                 2,000,000
                                                                        ------------              ------------
         Total current assets                                             23,182,925                22,868,905
                                                                        ------------              ------------
Property, equipment, and vessel improvements, net                         47,531,949                49,158,571

Other Assets:
   Deferred financing costs, less accumulated amortization
          of $1,694,156 and $1,269,380, respectively                       5,780,997                 5,840,448
   Deferred costs, less accumulated amortization
          of $5,652,029 and $5,099,462, respectively                               -                   552,553
   Investment in Buffington Harbor Riverboats, L.L.C.                     42,524,662                43,924,033
   Other assets and deposits                                               2,498,263                 4,252,799
                                                                        ------------              ------------
         Total other assets                                               50,803,922                54,569,833

         Total Assets                                                   $121,518,796              $126,597,309
                                                                        ============              ============

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                 $  2,892,599              $  8,811,719
   Accounts payable                                                        1,185,679                   789,293
   Accrued payroll and related                                             1,381,326                 1,108,066
   Accrued interest                                                        7,088,838                 7,107,058
   Other accrued liabilities                                               3,546,759                 3,597,924
   Due to Buffington Harbor Riverboats, L.L.C.                               138,557                   380,736
                                                                        ------------              ------------
         Total current liabilities                                        16,233,758                21,794,796

Long-term debt, net of current maturities                                128,395,057               128,233,486
                                                                        ------------              ------------
         Total long-term liabilities                                     128,395,057               128,233,486
                                                                        ------------              ------------

         Total Liabilities                                               144,628,815               150,028,282
                                                                        ------------              ------------

Members' Equity:
   Members' contributions                                                 24,000,000                24,000,000
   Accumulated deficit                                                   (47,110,019)              (47,430,973)
                                                                        ------------              ------------
         Total members' equity                                           (23,110,019)              (23,430,973)
                                                                        ------------              ------------
         Total Liabilities and Members' Equity                          $121,518,796              $126,597,309
                                                                        ============              ============


       The accompanying notes are an integral part of these consolidated financial statements.

                         THE MAJESTIC STAR CASINO, LLC

                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three Months        Three Months         Six Months         Six Months
                                                       Ended June 30,      Ended June 30,      Ended June 30,     Ended June 30,
                                                            2001                2000                2001               2000
Revenues:
    Casino                                             $ 31,011,048        $ 29,115,712        $ 62,931,224       $ 59,746,813
    Food and beverage                                       525,975             460,080           1,069,878            990,003
    Other                                                   324,678             282,967             622,657            504,045
                                                       ------------        ------------        ------------       ------------

         Gross Revenues                                  31,861,701          29,858,759          64,623,759         61,240,861
                                                       ------------        ------------        ------------       ------------

         less promotional allowances                       (150,582)            (90,897)           (279,519)          (192,029)

        Net Revenues                                     31,711,119          29,767,862          64,344,240         61,048,832
                                                       ------------        ------------        ------------       ------------
Costs and Expenses:
    Casino                                                6,692,339           6,251,717          13,345,619         12,173,478
    Gaming and admission taxes                            8,631,441           8,110,737          17,509,581         16,691,532
    Food and beverage                                       610,445             615,417           1,243,842          1,178,057
    Advertising and promotion                             1,615,298           1,908,997           3,733,606          4,251,642
    General and administrative                            6,511,203           6,278,485          13,247,170         12,894,928
    Economic incentive - City of Gary                       931,256             900,255           1,889,033          1,847,026
    Depreciation and amortization                         2,140,188           2,289,274           4,446,996          4,549,150
    Loss on disposal of assets                               12,114                   -              12,114                  -
                                                       ------------        ------------        ------------       ------------
         Total costs and expenses                        27,144,284          26,354,882          55,427,961         53,585,813
                                                       ------------        ------------        ------------       ------------
         Operating income                                 4,566,835           3,412,980           8,916,279          7,463,019
                                                       ------------        ------------        ------------       ------------
Other Income (Expense):
    Loss on investment in
       Buffington Harbor Riverboats, L.L.C.                (750,797)           (720,663)         (1,548,995)        (1,451,837)
    Interest income                                         105,658             241,184             244,424            432,466
    Interest expense                                     (3,548,389)         (3,700,107)         (7,243,275)        (7,526,208)
    Other non-operating expense                             (24,688)            (26,131)            (47,479)           (78,100)
                                                       ------------        ------------        ------------       ------------
         Total other income (expense)                    (4,218,216)         (4,205,717)         (8,595,325)        (8,623,679)
                                                       ------------        ------------        ------------       ------------
         Income (loss) before extraordinary item            348,619            (792,737)            320,954         (1,160,660)

Extraordinary Item:
     Loss on bond redemption                                      -            (382,500)                  -           (382,500)
                                                       ------------        ------------        ------------       ------------
         Net income (loss)                             $    348,619        $ (1,175,237)       $    320,954       $ (1,543,160)
                                                       ============        ============        ============       ============

  The accompanying notes are an integral part of these financial statements.

                         THE MAJESTIC STAR CASINO, LLC

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                  Six Months Ended June 30,
                                                                                                   2001                2000
Cash Flows From Operating Activities:
Net income (loss)                                                                               $   320,954        $ (1,543,160)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
    Depreciation                                                                                  3,308,079           3,411,026
    Amortization                                                                                  1,138,917           1,138,124
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                                    1,548,995           1,451,837
    Loss on disposal of assets                                                                       12,114                   -
    Loss on bond redemption                                                                               -             382,500
    Decrease in accounts receivable                                                                 457,347             578,911
    Decrease in inventories                                                                          12,320              16,112
    Increase in prepaid expenses                                                                   (369,559)           (370,062)
    Increase in other assets                                                                       (439,372)           (263,171)
    Increase (decrease) in accounts payable                                                         396,386            (201,211)
    Increase (decrease) in accrued payroll and other expenses                                       273,260            (262,189)
    Decrease in accrued interest                                                                    (18,220)           (834,510)
    Decrease in other accrued liabilities                                                          (318,054)           (113,028)
                                                                                                -----------        ------------
           Net cash provided by operating activities                                              6,323,167           3,391,179
                                                                                                -----------        ------------
Cash Flows From Investing Activities:
    Acquisition of property, equipment and vessel improvements                                   (1,695,421)         (1,301,260)
    Decrease in deposits                                                                          1,828,568                   -
    Proceeds from sale of slot machines                                                               1,850                   -
    Investment in Buffington Harbor Riverboats, L.L.C.                                             (149,618)           (159,912)
                                                                                                -----------        ------------
           Net cash used in investing activities                                                    (14,621)         (1,461,172)
                                                                                                -----------        ------------
Cash Flows From Financing Activities:
    Redemption of 12 3/4% of Senior Secured Notes                                                         -          (6,382,500)
    Decrease in restricted cash                                                                           -           7,357,874
    Line of credit, net                                                                          (5,100,000)                  -
    Cash paid to reduce long-term debt                                                             (794,418)         (1,086,893)
    Issuance of loan to Barden Development, Inc.                                                          -          (2,000,000)
    Distribution to Barden Development, Inc.                                                              -            (597,610)
                                                                                                -----------        ------------
           Net cash used in financing activities                                                 (5,894,418)         (2,709,129)
                                                                                                -----------        ------------
Net increase (decrease) in cash and cash equivalents                                                414,128            (779,122)
Cash and cash equivalents, beginning of period                                                   16,119,512          20,145,044
                                                                                                -----------        ------------
Cash and cash equivalents, end of period                                                        $16,533,640        $ 19,365,922
                                                                                                ===========        ============

Interest paid:
   Equipment Debt                                                                               $    31,047        $    148,403
   Senior Secured Notes - Fixed Interest                                                        $ 7,068,750        $  7,936,271
   Line of credit                                                                               $   161,697        $    246,138

      The accompanying notes are an integral part of these consolidated financial statements.

                         THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1    Basis of Presentation

The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, Indiana on June 7, 1996. The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of the Company was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the offering of the 10-7/8% Senior Secured Notes and has no assets, liabilities, or operations. Majestic Investor, LLC was formed in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary and currently is a party to a Purchase Agreement to acquire certain assets of Fitzgeralds Gaming Corporation.

The accompanying consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC, and its wholly-owned subsidiary, Majestic Investor, LLC. All significant intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2    Investment in Buffington Harbor Riverboats, L.L.C. ("BHR"):

On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as

                         THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage and the gift shop, which are allocated on a percentage of use by the casino customers to the Company and the Joint Venture Partner.

The following represents selected financial information of BHR:

                     Buffington Harbor Riverboats, L.L.C.
                             Statements of Income
                                  (Unaudited)

                                  Three Months                Three Months                  Six Months                 Six Months
                               Ended June 30, 2001         Ended June 30, 2000        Ended June 30, 2001        Ended June 30, 2000
                              --------------------         -------------------        -------------------        -------------------
Gross Revenue                 $       4,172,560            $      4,939,461            $       8,339,223          $      10,072,753
Operating Income              $           7,639            $         87,367            $          16,170          $         176,669
Net Loss                      $      (1,501,594)           $     (1,460,888)           $      (3,097,990)         $      (2,903,675)

Note 3    Commitments and Contingencies:

Legal Proceedings

On January 15, 1998, the Company filed a petition for "Correction of an Error" and on January 20, 1998, filed an appeal to the March 1, 1997, county property tax assessment of the Chartered Vessel. The Company believes it was not given proper notice of the 1997 property tax assessment in accordance with the general assessment provisions of the property tax law and the Company further believes the assessment of approximately $1.2 million was excessive. The tax was payable in semiannual installments due in May and November 1998. Payments totaling approximately $560,000 in the aggregate have been paid based upon an estimate provided to the Company by legal counsel. On March 15, 2001, the Lake County Property Tax Assessment Board of Appeals granted the Company partial relief, reducing the 1998 tax liability to approximately $660,000. The Company believes the assessment is still excessive, and has filed a further appeal to the Indiana State Board of Tax Commissioners. It is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position.

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

Note 4    Recently Issued Accounting Pronouncements

At the end of the second quarter 2001, the Emerging Issues Task Force ("EITF") had not reached a consensus on the portion of Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which addresses the income statement classification of cash coupons or rebates provided under the Company's Cash Back Program. Currently, the Company expenses such cash awards as casino operating expenses. However, if the EITF were to reach a consensus that cash coupons or rebates should be recorded as a reduction in revenue the Company would be required to reclassify these operating expenses. Due to anticipated additional consideration of EITF 00-22 by the EITF, the Company is currently unable to quantify the impact of adoption. The Company presently expects that adoption or subsequent application of EITF 00-22 will have no material effect on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact these standards will have on its financial statements.

Note 5    Supplemental Consolidating Information

The following consolidating financial schedules are presented as supplemental information. The "Unrestricted Subsidiary" balances relate to Majestic Investor, LLC, a wholly-owned subsidiary of The Majestic Star Casino, LLC.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001
(UNAUDITED)

                                                                            UNRESTRICTED    ELIMINATIONS/
                                                              PARENT         SUBSIDIARY     ADJUSTMENTS          CONSOLIDATED
ASSETS
Current Assets:
    Cash and cash equivalents                               $  13,783,507       $ 2,750,133      $          -      $  16,533,640
    Accounts receivable (net)                                   1,500,980           101,250                 -          1,602,230
    Intercompany accounts                                         250,000          (250,000)                -                  -
    Inventories                                                    41,159                 -                 -             41,159
    Prepaid expenses                                            1,005,896                 -                 -          1,005,896
    Note due from affiliate                                             -         2,000,000                 -          2,000,000
    Restricted cash                                                     -         2,000,000                 -          2,000,000
                                                            --------------------------------------------------------------------
         Total current assets                                  16,581,542         6,601,383                 -         23,182,925
                                                            --------------------------------------------------------------------

Property, equipment, and vessel improvements, net              47,531,949                 -                 -         47,531,949

Other Assets:
    Deferred financing costs (net)                              3,977,758         1,803,239                 -          5,780,997
    Investment in Buffington Harbor Riverboats, L.L.C.         42,524,662                 -                 -         42,524,662
    Investment in Majestor Investor, LLC                        8,904,622                 -        (8,904,622)                 -
    Other assets and deposits                                   1,998,263           500,000                 -          2,498,263
                                                            --------------------------------------------------------------------
         Total other assets                                    57,405,305         2,303,239        (8,904,622)        50,803,922

         Total Assets                                       $ 121,518,796       $ 8,904,622      $ (8,904,622)     $ 121,518,796
                                                            ====================================================================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                    $   2,892,599       $         -      $          -      $   2,892,599
    Accounts payable                                            1,185,679                 -                            1,185,679
    Accrued payroll and related                                 1,381,326                 -                 -          1,381,326
    Accrued interest                                            7,088,838                 -                 -          7,088,838
    Other accrued liabilities                                   3,685,316                                              3,685,316
                                                            --------------------------------------------------------------------
         Total current liabilities                             16,233,758                 -                 -         16,233,758

Long-term debt, net of current maturities                     128,395,057                 -                 -        128,395,057
                                                            --------------------------------------------------------------------
         Total long-term liabilities                          128,395,057                 -                 -        128,395,057
                                                            --------------------------------------------------------------------

         Total Liabilities                                    144,628,815                 -                 -        144,628,815
                                                            --------------------------------------------------------------------

Members' Equity:
    Members' contributions                                     24,000,000         9,000,500        (9,000,500)        24,000,000
    Accumulated income (deficit)                              (46,187,274)          (95,878)           95,878        (46,187,274)
    Members' distributions                                       (922,745)                                              (922,745)
                                                            --------------------------------------------------------------------
         Total members' equity                                (23,110,019)        8,904,622        (8,904,622)       (23,110,019)
                                                            --------------------------------------------------------------------

         Total Liabilities and Members' Equity              $ 121,518,796       $ 8,904,622      $ (8,904,622)     $ 121,518,796
                                                            ====================================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                                             UNRESTRICTED
                                                              PARENT          SUBSIDIARY        CONSOLIDATED
Revenues:
   Casino                                                   $ 62,931,224        $       -        $ 62,931,224
   Food and beverage                                           1,069,878                -           1,069,878
   Other                                                         622,657                -             622,657
                                                            -------------------------------------------------

         Gross Revenues                                       64,623,759                -          64,623,759
                                                            -------------------------------------------------

         less promotional allowances                            (279,519)               -            (279,519)

        Net Revenues                                          64,344,240                -          64,344,240
                                                            -------------------------------------------------

Costs and Expenses:
   Casino                                                     13,345,619                -          13,345,619
   Gaming and admission taxes                                 17,509,581                -          17,509,581
   Food and beverage                                           1,243,842                -           1,243,842
   Advertising and promotion                                   3,733,606                -           3,733,606
   General and administrative                                 13,243,282            3,888          13,247,170
   Economic incentive - City of Gary                           1,889,033                -           1,889,033
   Depreciation and amortization                               4,446,996                -           4,446,996
   Loss on disposal of assets                                     12,114                -              12,114
                                                            -------------------------------------------------

         Total costs and expenses                             55,424,073            3,888          55,427,961
                                                            -------------------------------------------------

         Operating income (loss)                               8,920,167           (3,888)          8,916,279
                                                            -------------------------------------------------

Other Income (Expense):
   Loss on investment in
      Buffington Harbor Riverboats, L.L.C.                    (1,548,995)               -          (1,548,995)
   Interest income                                               139,106          105,318             244,424
   Interest expense                                           (7,243,275)               -          (7,243,275)
   Other non-operating expense                                   (47,479)               -             (47,479)
                                                            -------------------------------------------------
         Total other income (expense)                         (8,700,643)         105,318          (8,595,325)

         Net income                                         $    219,524        $ 101,430        $    320,954
                                                            =================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)


                                                                                                UNRESTRICTED
                                                                                 PARENT          SUBSIDIARY        CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                                                   $    219,524       $    101,430       $    320,954
Adjustment to reconcile net income to net cash provided by (used in)
operating activities:
    Depreciation                                                                3,308,079                  -          3,308,079
    Amortization                                                                1,138,917                  -          1,138,917
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                  1,548,995                  -          1,548,995
    Loss on disposal of assets                                                     12,114                  -             12,114
    (Increase) Decrease in accounts receivable                                    541,097            (83,750)           457,347
    Decrease in inventories                                                        12,320                  -             12,320
    Increase in prepaid expenses                                                 (369,559)                 -           (369,559)
    Increase in other assets                                                     (102,994)          (336,378)          (439,372)
    Increase in accounts payable                                                  396,386                  -            396,386
    Increase in accrued payroll and other expenses                                273,260                  -            273,260
    Decrease in accrued interest                                                  (18,220)                 -            (18,220)
    Decrease in other accrued liabilities                                        (318,054)                 -           (318,054)
                                                                             --------------------------------------------------

           Net cash provided by (used in) operating activities                  6,641,865           (318,698)         6,323,167
                                                                             --------------------------------------------------

Cash Flows From Investing Activities:
    Acquisition of property, equipment and vessel improvements                 (1,695,421)                 -         (1,695,421)
    (Increase) Decrease  in deposits                                            2,328,568           (500,000)         1,828,568
    Proceeds from sale of slot machines                                             1,850                  -              1,850
    Investment in Buffington Harbor Riverboats, L.L.C.                           (149,618)                 -           (149,618)
                                                                             --------------------------------------------------

           Net cash provided by (used in) investing activities                    485,379           (500,000)           (14,621)
                                                                             --------------------------------------------------

Cash Flows From Financing Activities:
    Line of credit, net                                                        (5,100,000)                 -         (5,100,000)
    Cash paid to reduce long-term debt                                           (794,418)                 -           (794,418)
                                                                             --------------------------------------------------

           Net cash used in financing activities                               (5,894,418)                 -         (5,894,418)
                                                                             --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            1,232,826           (818,698)           414,128
Cash and cash equivalents, beginning of period                                 12,550,681          3,568,831         16,119,512
                                                                             --------------------------------------------------
Cash and cash equivalents, end of period                                     $ 13,783,507       $  2,750,133       $ 16,533,640
                                                                             ==================================================

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

Results of Operations

The discussion of results of operations contained herein provides a comparison of the results of operations for the three and six month periods ended June 30, 2001, with the three and six month periods ended June 30, 2000.

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

            Consolidated Statements of Income-- Summary Information
                            (dollars in thousands)

                                                          Three Months       Three Months       Six Months         Six Months
                                                         Ended June 30,     Ended June 30,    Ended June 30,     Ended June 30,
                                                             2001               2000              2001               2000
                                                             ----               ----              ----               ----
Gross Revenues                                             $ 31,862          $ 29,859          $ 64,624            $ 61,241
Operating Income                                           $  4,567          $  3,413          $  8,916            $  7,463
EBITDA (1)                                                 $  6,719          $  5,702          $ 13,375            $ 12,012

         Consolidated Statements of Income -- Percentage of Gross Revenues
------------------------------------------------------------------------------------------
                                                          Three Months       Three Months       Six Months         Six Months
                                                         Ended June 30,     Ended June 30,    Ended June 30,     Ended June 30,
                                                             2001               2000              2001               2000
                                                             ----               ----              ----               ----
Revenues:
      Casino                                                 97.3%            97.5%             97.3%                97.6%
      Food and beverage                                       1.7%             1.5%              1.7%                 1.6%
      Other                                                   1.0%             1.0%              1.0%                 0.8%
                                                         -----------------------------------------------------------------
         Gross revenues                                     100.0%           100.0%            100.0%               100.0%
         less promotional allowances                         -0.5%            -0.3%             -0.4%                -0.3%
                                                         -----------------------------------------------------------------
         Net revenues                                        99.5%            99.7%             99.6%                99.7%
                                                         -----------------------------------------------------------------
Costs and Expenses:
      Casino                                                 21.0%            20.9%             20.7%                19.9%
      Gaming and admission taxes                             27.1%            27.2%             27.1%                27.3%
      Food and beverage                                       1.9%             2.1%              1.9%                 1.9%
      Advertising and promotions                              5.1%             6.4%              5.8%                 6.9%
      General and administrative                             20.5%            21.0%             20.7%                21.1%
      Economic incentive - City of Gary                       2.9%             3.0%              2.9%                 3.0%
      Depreciation and amortization                           6.7%             7.7%              6.9%                 7.4%
      Loss on disposal of assets                              0.0%             0.0%              0.0%                 0.0%
                                                         -----------------------------------------------------------------
               Total costs and expenses                      85.2%            88.3%             86.0%                87.5%
         Operating income                                    14.3%            11.4%             13.6%                12.2%
                                                         -----------------------------------------------------------------
Other Income (Expense):
      Loss on investment in
         Buffington Harbor Riverboats, L.L.C.                -2.3%            -2.4%             -2.4%                -2.4%
      Interest income                                         0.3%             0.8%              0.4%                 0.7%
      Interest expense                                      -11.1%           -12.4%            -11.2%               -12.4%
      Other nonoperating expense                             -0.1%            -0.1%             -0.1%                -0.1%
                                                         -----------------------------------------------------------------
               Total other income (expense)                 -13.2%           -14.1%            -13.3%               -14.2%
      Income (loss) before extraordinary item                 1.1%            -2.7%              0.3%                -2.0%
Extraordinary item:
      Loss on bond redemption                                 0.0%            -1.3%              0.0%                -0.6%

Net Income (loss):                                            1.1%            -4.0%              0.3%                -2.6%
                                                         =================================================================

      EBITDA:      (1)                                       21.1%            19.1%             20.7%                19.6%


NOTES:
1. EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, and other nonoperating expense) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA for the six months ended June 30, 2001 includes $3,888 of general and administrative expenses associated with Majestic Investor, LLC, an unrestricted subsidiary.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended June 30, 2001 with the Three Months Ended June 30, 2000

Gross revenues for the second quarter ended June 30, 2001 amounted to approximately $31,862,000, an increase of approximately $2,003,000 or 6.7% from gross revenues recorded in the second quarter ended June 30, 2000. The increase was principally attributable to a 13.9% increase in the slot win combined with a 6.1% increase in the number of admissions.

Casino revenues totaled approximately $31,011,000, of which slot machines accounted for approximately $26,342,000 (84.9%) and table games accounted for approximately $4,669,000 (15.1%). Slot revenues increased $3,214,000 or 13.9% to $26,342,000. The average number of slot machines in operation decreased by 8 units to 1,424 during the three months ended June 30, 2001, from 1,432 during the three months ended June 30, 2000. Coin-in increased by 5.8% during the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The average win per slot machine per day increased to approximately $203 for the three months ended June 30, 2001, from approximately $178 for the three months ended June 30, 2000. Table games revenues declined by $1,300,000, or 22.0%, due primarily to a 10.1% decrease in the table drop and a lower than anticipated table hold of 14.8%, compared to 17.0% in the prior year. During the three months ended June 30, 2001, two of the three months experienced a table hold greater than 16.5%. The average number of table games in operation during the three months ended June 30, 2001 and 2000 was 50 and 56, respectively. The average win per table game per day during the three months ended June 30, 2001 decreased to approximately $1,026, compared to approximately $1,175 for the three months ended June 30, 2000. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $68 for the three months ended June 30, 2001, compared to an average daily win per state passenger count of $38 and an average daily win per patron of $67 for the three months ended June 30, 2000.

Food and beverage revenues for the three months ended June 30, 2001 totaled approximately $526,000, or 1.7% of gross revenues, compared to approximately $460,000, or 1.5% of gross revenues, for the three months ended June 30, 2000. Other revenue totaled approximately $325,000, or 1.0% of gross revenues, and consisted primarily of commission income during the three months ended June 30, 2001, compared to approximately $283,000, or 0.9% of gross revenues, during the three months ended June 30, 2000.

Promotional allowances (complementaries) included in the Company's gross food revenues for the three months ended June 30, 2001 and 2000, were approximately $151,000 and $91,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the three months ended June 30, 2001 and 2000, were approximately $210,000 and $127,000, respectively, and are characterized in the financial statements as an expense. The increase in promotional allowances is directly attributable to additional food kiosks being operated during the three months ended June 30, 2001 and a 6.1% increase in admissions. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

Casino operating expenses for the three months ended June 30, 2001 totaled approximately $6,692,000, or 21.0% of gross revenues and 21.6% of casino revenues, respectively, compared to approximately $6,252,000, or 20.9% of gross revenues and 21.5% of casino revenues, respectively, for the three months ended June 30, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of $441,000, or 7.0%, in casino operating expenses, is primarily attributed to an increase of approximately $230,000 associated with Club Majestic as a result of a 16% increase in rated slot wagering and an increase of approximately $185,000 for complementaries.

Gaming and admissions taxes totaled approximately $8,631,000 for the three months ended June 30, 2001, compared to approximately $8,111,000 for the three months ended June 30, 2000. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $931,000 was paid during the three months ended June 30, 2001, compared to approximately $900,000 in the three months ended June 30, 2000, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended June 30, 2001 totaled approximately $1,615,000, or 5.1% of gross revenues, compared to approximately $1,909,000, or 6.4% of gross revenues, during the three months ended June 30, 2000. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $294,000, or 15.4% decrease in advertising and promotion expenses during the three months ended June 30, 2001 was primarily the result of a decrease of approximately $182,000 for external advertising including production, billboard and radio advertising.

General and administrative expenses for the three months ended June 30, 2001 were approximately $6,511,000, or 20.4% of gross revenues, compared to $6,278,000, or 21.0% of gross revenues, during the three months ended June 30, 2000. These expenses included approximately $1,591,000 for berthing fees paid to BHR, approximately $1,486,000 for marine operations including housekeeping, and $706,000 for security and surveillance operations during the second quarter of 2001. The $233,000 or 3.7% increase in general and administrative expenses is primarily attributed to higher expenditures for insurance.

Depreciation and amortization for the three months ended June 30, 2001 was approximately $2,140,000, or 6.7% of gross revenues, compared to approximately $2,289,000, or 7.7% of gross revenues, during the three months ended June 30, 2000.

Operating income for the three months ended June 30, 2001 was approximately $4,567,000, or 14.3% of gross revenues, compared to operating income for the three months ended June 30, 2000 of $3,413,000, or 11.4% of gross revenues. The $1,154,000 or 33.8% increase in operating income is principally attributed to an increase in gross revenues offset by changes in expenses as previously discussed.

Net interest expense for the three months ended June 30, 2001 was approximately $3,443,000, or 10.8% of gross revenues, compared to approximately $3,459,000 or 11.6% of gross revenues for the same period last year. Net interest expense includes approximately $53,000 of interest income earned at the Company's unrestricted subsidiary, Majestic Investor, LLC.

The Company's loss relating to its investment in BHR for the three months ended June 30, 2001 was approximately $751,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization). Other non-operating expense includes unused line of credit fees of approximately $25,000 associated with the Company's $20.0 million credit facility.

As a result of the foregoing, the Company experienced a net income of approximately $349,000 compared to a net loss of approximately $1,175,000 during the three months ended June 30, 2001 and 2000, respectively. The net income for the three months ended June 30, 2001 excluding the accounts of Majestic Investor was approximately $296,000.

Comparison of the Six Months Ended June 30, 2001 with the Six Months Ended June 30, 2000

Gross revenues for the six months ended June 30, 2001, amounted to approximately $64,624,000, an increase of approximately $3,383,000 or 5.5% from gross revenues recorded in the six months ended June 30, 2000. The increase was principally attributable to a $5,640,000 or 11.9% increase in the slot win partially offset by a decline in table revenues.

Casino revenues totaled approximately $62,931,000, of which slot machines accounted for approximately $52,891,000 (84.0%) and table games accounted for approximately $10,040,000 (16.0%). Slot revenues increased $5,640,000 or 11.9%. The average number of slot machines in operation increased slightly by 5 units to 1,429 during the six months ended June 30, 2001, from 1,424 during the six months ended June 30, 2000. The average win per slot machine per day increased 12.1% to approximately $204 for the six months ended June 30, 2001, from approximately $182 for the six months ended June 30, 2000. Table games revenues declined by approximately $2,500,000, or 19.7%, due primarily to a 10.1% decrease in the table drop and a lower than anticipated table hold of 15.3%, compared to 17.1% in the prior year. The average number of table games in operation during the six months ended June 30, 2001 and 2000, was 51 and 56, respectively. The average win per table game per day during the six months ended June 30, 2001 decreased to approximately $1,088, compared to approximately $1,226 for the six months ended June 30, 2000. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $70 for the six months ended June 30, 2001, compared to an average daily win per state passenger count of $38 and an average daily win per patron of $67 for the six months ended June 30, 2000.

Food and beverage revenues for the six months ended June 30, 2001 totaled approximately $1,070,000, or 1.7% of gross revenues, compared to approximately $990,000, or 1.6% of gross revenues, for the six months ended June 30, 2000. Other revenue totaled approximately $623,000, or 0.9% of gross revenues, and consisted primarily of commission income during the six months ended June 30, 2001, compared to approximately $504,000, or 0.8% of gross revenues, during the six months ended June 30, 2000.

Promotional allowances (complementaries) included in the Company's gross food revenues for the six months ended June 30, 2001 and 2000, were approximately $280,000 and $192,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the six months ended June 30, 2001 and 2000, were approximately $381,000 and $202,000, respectively, and are characterized in the financial statements as an expense. The increase in promotional allowances is directly attributable to additional food kiosks being operated during the six months ended June 30, 2001 and a 3.9% increase in the number of admissions. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

Casino operating expenses for the six months ended June 30, 2001 totaled approximately $13,346,000, or 20.7% of gross revenues and 21.2% of casino revenues, respectively, compared to approximately $12,173,000, or 19.9% of gross revenues and 20.4% of casino revenues, respectively, for the six months ended June 30, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of approximately $1,173,000, or 9.6%, in casino operating expenses, is primarily attributed to an increase of approximately $587,000 associated with Club Majestic as a result of a 19% increase in rated slot wagering, approximately $320,000 for casino gaming equipment rental of proprietary games such as Wheel of Fortune(R) and Austin Powers(R), and approximately $298,000 for complementaries.

Gaming and admissions taxes totaled approximately $17,510,000 for the six months ended June 30, 2001, compared to approximately $16,692,000 for the six months ended June 30, 2000. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $1,889,000 was paid during the six months ended June 30, 2001, compared to approximately $1,847,000 in the six months ended June 30, 2000, to the City under an agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

Advertising and promotion expenses for the six months ended June 30, 2001 totaled approximately $3,734,000, or 5.8% of gross revenues, compared to approximately $4,252,000, or 6.9% of gross revenues, during the six months ended June 30, 2000. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $518,000, or 12.2%, decrease in advertising and promotion expenses during the six months ended June 30, 2001 was primarily the result of a decrease in mass marketing expenditures including the chartered bus program partially offset by an increase in promotional expenses associated with direct mail and Club Majestic promotions.

General and administrative expenses for the six months ended June 30, 2001 were approximately $13,247,000, or 20.5% of gross revenues, compared to $12,895,000, or 21.1% of gross revenues, during the six months ended June 30, 2000. These expenses included approximately $3,207,000 for berthing fees paid to BHR, approximately $3,105,000 for marine operations including housekeeping, and approximately $1,358,000 for security and surveillance operations during the six months ended June 30, 2001. These expenses also include approximately $3,900 for general and administrative expenses associated with Majestic Investor, LLC. The $352,000 or 2.7% increase in general and administrative expenses was primarily due to increases in expenditures for general insurance and professional fees.

Depreciation and amortization for the six months ended June 30, 2001 was approximately $4,447,000, or 6.9% of gross revenues, compared to approximately $4,549,000, or 7.4% of gross revenues, during the six months ended June 30, 2000.

Operating income for the six months ended June 30, 2001 was approximately $8,916,000, or 13.8% of gross revenues, compared to an operating income for the six months ended June 30, 2000 of $7,463,000, or 12.2% of gross revenues. The $1,453,000 or 19.5% increase in operating income is principally attributed to an increase in gross revenues partially offset by increased expenses as previously discussed.

Net interest expense for the six months ended June 30, 2001 was approximately $7,000,000, or 10.8% of gross revenues, compared to approximately $7,094,000 or 11.6% of gross revenues for the same period last year. Net interest expense includes approximately $105,000 of interest income earned at Majestic Investor, LLC during the six months ended June 30, 2001.

The Company's loss relating to its investment in BHR for the six months ended June 30, 2001 was approximately $1,549,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization). Other non-operating expense includes unused line of credit fees of approximately $47,000 associated with the $20.0 million credit facility.

As a result of the foregoing, the Company experienced a net income of approximately $321,000 compared to a net loss of approximately $1,543,000 during the six months ended June 30, 2001, and 2000, respectively. The net income for the six months ended June 30, 2001 excluding the accounts of Majestic Investor, LLC was approximately $220,000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

Consolidated EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business.

Consolidated EBITDA represents "earnings before interest, income taxes, depreciation and amortization, and nonoperating expenses." Consolidated EBITDA during the three and six months ended June 30, 2001 was approximately $6,719,000 and $13,375,000, respectively, or 21.1% and 20.7% of gross revenues. The EBITDA excluding Majestic Investor, LLC for the three and six months ended June 30, 2001 was approximately $6,719,000 and $13,379,000, respectively, or 21.1% and 20.7% of gross revenues, compared to EBITDA of approximately $5,702,000 or $12,012,000, respectively, or 19.1% or 19.6%, respectively, of gross revenues, for the three and six months ended June 30, 2000. The increases of $1,017,000 and $1,367,000, or 17.8% and 11.4%, respectively, in EBITDA during the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 are primarily the result of increased gaming revenues combined with a reduction in marketing expenditures.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash, cash equivalents and restricted cash of approximately $18.5 million, which amount includes $4.8 million at Majestic Investor, LLC. During the six months ended June 30, 2001, the Company's capital expenditures were approximately $1.7 million, which included approximately $1.4 million for slot machines and other gaming equipment. The Company also made capital contributions of approximately $213,000 to BHR during the six months ended June 30, 2001.

The Company, including the accounts of Majestic Investor, LLC, has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the six months ended June 30, 2001, net cash provided by operating activities totaled approximately $6.3 million, compared to net cash provided by operating activities of approximately $3.4 million during the six months ended June 30, 2000. For the six months ended June 30, 2001, cash used by investing activities totaled approximately $15,000, compared to approximately $1.5 million used by investing activities during the six months ended June 30, 2000. For the six months ended June 30, 2001, cash used by financing activities totaled approximately $5.9 million which included net repayments of $5.1 million under the line of credit facility, compared to $2.7 million used by financing activities during the six months ended June 30, 2000. As of August 13, 2001, the outstanding borrowings under the credit facility were $2.7 million.

On September 14, 2000, Mr. Barden purchased through Gary New Century, LLC ("GNC"), an affiliated company, approximately 190 acres of land adjacent to the gaming complex. On September 29, 2000, GNC sold a portion of the land to Buffington Harbor Parking Associates, LLC ("BHPA") which portion had been formerly leased by Lehigh Portland Cement to BHR. Simultaneously, BHPA sold a small portion of the purchased land to BHR. As a result of these transactions, the lease agreement between Lehigh and BHR was terminated which relieves BHR of the remaining 62 monthly payments of $125,000 each and the need to construct a new harbor.

The Company entered into a lease in the second quarter of 2001 with BHPA for a parking garage on land adjacent to the gaming complex. BHPA was formed by the Joint Venture Partner and AMB Parking, LLC (a company indirectly owned by Don H. Barden, Chairman and CEO of the Company) to construct and operate a parking garage. The parking project is estimated to cost approximately $37.9 million, including approximately $14.2 million for the land. BHPA closed the financing necessary to construct the parking garage on June 19, 2001. Construction is anticipated to be completed early 2002. Lease payments are intended to be sufficient to service the debt on the BHPA financing. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase the Company's net revenues and cash flow.

Majestic Investor, LLC entered into a definitive purchase agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation to purchase three of Fitzgeralds brand casinos. Majestic Investor, LLC plans to purchase Fitzgeralds casinos in Las Vegas, Nevada; Tunica, Mississippi; and Black Hawk, Colorado for $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. The sale is consistent with the reorganization that Fitzgeralds Gaming Corporation has negotiated with a committee representing its noteholders. To facilitate this transaction, Fitzgeralds Gaming Corporation and its subsidiaries voluntarily filed for Chapter 11 Bankruptcy in U. S. District Court in Nevada on December 5, 2000. The sale was approved by the Bankruptcy Court on March 19, 2001 but remains contingent on, among other things, licensing and financing. Majestic Investor, LLC and its affiliates have filed all required licensing applications. Pending successful completion of financing and licensing, it is anticipated that the transaction will close early in the fourth quarter of 2001.

A loan of $2.0 million made by Majestic Investor, LLC to Barden Development, Inc. (a company wholly-owned by Mr. Barden and a member of the Company) remains outstanding. The loan has an annual interest rate of 9.75%.

Management believes that the Company's cash flow from operations, certain planned equipment financing and its current line of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2001. No assurance can be given, however, that such proceeds and, operating cash flow in light of increased competition principally dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk
------------------

The Company does not have any financial instruments held for trading purposes and does not hedge any of its market risks with derivative instruments.

The Company's primary market risk exposure relates to interest risk exposure through its borrowings. The fair value of the Company's debt obligations approximates their carrying value.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, primarily personal injury and equal employment opportunity claims, to be ordinary litigation incidental to the character of the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a)  None

          (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.
















                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

THE MAJESTIC STAR CASINO, LLC
By:  Barden Development Inc., Manager

By:  /s/ Don H. Barden
     ----------------------------------------------------
     Don H. Barden, President and Chief Executive Officer

THE MAJESTIC STAR CASINO CAPITAL CORP.

By:  /s/ Don H. Barden
     ----------------------------------------------------
     Don H. Barden, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.


Signature                                      Title                                    Date
---------                                      -----                                    ----


  /s/ Michael E. Kelly            Vice President, Chief Operating and              August 14, 2001
-----------------------------
Michael E. Kelly                  Financial Officer of the Company and
                                  The Majestic Star Casino Capital
                                  Corp. (Principal Financial and Chief
                                  Accounting Officer)