Form 10-Q
period 2001-09-30
MAJESTIC STAR CASINO LLC
filed 2001-11-14
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

Shares outstanding of each of the registrant's classes of common stock as of September 30, 2001:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      Index

Part I            FINANCIAL INFORMATION                                                      Page No.
                                                                                             --------
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets, as of September 30, 2001
                          and December 31, 2000 (Unaudited) .................................    1

                  Consolidated Statements of Income for the three months and nine months
                          ended September 30, 2001 and 2000 (Unaudited) .....................    2

                  Consolidated Statements of Cash Flows for the nine months
                          ended September 30, 2001 and 2000 (Unaudited) .....................    3

                  Notes to Financial Statements .............................................    4

         Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ...............................   13

         Item 3.  Quantitative and Qualitative Disclosures About  Market Risk ...............   24

Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings .........................................................   25

         Item 6.  Exhibits and Reports on Form 8-K ..........................................   25

SIGNATURES ..................................................................................   26

                         PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          THE MAJESTIC STAR CASINO, LLC

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                    September 30,            December 31,
                                                                        2001                     2000
ASSETS
Current Assets:
    Cash and cash equivalents                                          $ 11,339,057            $  16,119,512
    Accounts receivable, less allowance for doubtful accounts
          of  $72,631 and $120,420, respectively                          1,709,885                2,059,577
    Inventories                                                              33,451                   53,479
    Prepaid expenses                                                        499,654                  636,337
    Note due from affiliate                                               2,000,000                2,000,000
    Restricted cash                                                       2,000,000                2,000,000
                                                                  ------------------       ------------------
         Total current assets                                            17,582,047               22,868,905
                                                                  ------------------       ------------------

Property, equipment, and vessel improvements, net                        48,963,192               49,158,571

Other Assets:
   Deferred financing costs, less accumulated amortization
          of $1,906,545 and $1,269,380, respectively                      5,932,768                5,840,448
   Deferred costs, less accumulated amortization
          of $ -0- and $5,099,462, respectively                                   -                  552,553
   Investment in Buffington Harbor Riverboats, L.L.C.                    34,467,216               43,924,033
   Other assets, prepaid lease and deposits                              10,557,970                4,252,799
                                                                  ------------------       ------------------
         Total other assets                                              50,957,954               54,569,833

         Total Assets                                                  $117,503,193            $ 126,597,309
                                                                  ==================       ==================

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
   Current maturities of long-term debt                                $  2,500,000            $   8,811,719
   Accounts payable                                                         507,913                  789,293
   Accrued payroll and related                                            1,449,959                1,108,066
   Accrued interest                                                       3,821,416                7,107,058
   Other accrued liabilities                                              3,931,730                3,597,924
   Due to Buffington Harbor Riverboats, L.L.C.                                    -                  380,736
                                                                  ------------------       ------------------
         Total current liabilities                                       12,211,018               21,794,796

Long-term debt, net of current maturities                               128,475,843              128,233,486
                                                                  ------------------       ------------------
         Total long-term liabilities                                    128,475,843              128,233,486
                                                                  ------------------       ------------------

         Total Liabilities                                              140,686,861              150,028,282
                                                                  ------------------       ------------------

Members' Deficit:
   Members' contributions                                                24,000,000               24,000,000
   Accumulated deficit                                                  (47,183,668)             (47,430,973)
                                                                  ------------------       ------------------
         Total members' deficit                                         (23,183,668)             (23,430,973)
                                                                  ------------------       ------------------

         Total Liabilities and Members' Deficit                        $117,503,193            $ 126,597,309
                                                                  ==================       ==================

   The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three Months                           Nine Months
                                                        Ended September 30,                   Ended September 30,
                                                       2001             2000                2001               2000
Revenues:
    Casino                                        $ 30,881,266      $ 28,202,683        $ 93,812,490       $ 87,949,496
    Food and beverage                                  517,368           478,993           1,587,246          1,468,996
    Other                                              317,465           275,570             940,122            779,615
                                                 --------------    --------------      --------------     --------------

         Gross Revenues                             31,716,099        28,957,246          96,339,858         90,198,107
                                                 --------------    --------------      --------------     --------------

         less promotional allowances                  (163,179)         (110,449)           (442,698)          (302,478)

        Net Revenues                                31,552,920        28,846,797          95,897,160         89,895,629
                                                 --------------    --------------      --------------     --------------

Costs and Expenses:
    Casino                                           6,512,406         6,467,501          19,858,025         18,640,979
    Gaming and admission taxes                       8,638,565         8,013,444          26,148,146         24,704,976
    Food and beverage                                  595,216           632,403           1,839,058          1,810,460
    Advertising and promotion                        2,088,028         2,096,364           5,821,634          6,348,006
    General and administrative                       6,404,688         6,151,040          19,651,858         19,045,968
    Economic incentive - City of Gary                  926,963           873,875           2,815,996          2,720,901
    Depreciation and amortization                    1,992,645         2,284,267           6,439,641          6,833,417
    Loss on disposal of assets                               -           301,658              12,114            301,658
                                                 --------------    --------------      --------------     --------------

         Total costs and expenses                   27,158,511        26,820,552          82,586,472         80,406,365
                                                 --------------    --------------      --------------     --------------

         Operating income                            4,394,409         2,026,245          13,310,688          9,489,264
                                                 --------------    --------------      --------------     --------------

Other Income (Expense):
    Loss on investment in
       Buffington Harbor Riverboats, L.L.C.           (636,751)         (738,699)         (2,185,746)        (2,190,536)
    Interest income                                     89,124           260,331             333,548            692,797
    Interest expense                                (3,880,266)       (3,655,441)        (11,123,541)       (11,181,649)
    Other non-operating expense                        (40,165)          (25,539)            (87,644)          (103,639)
                                                 --------------    --------------      --------------     --------------
         Total other income (expense)               (4,468,058)       (4,159,348)        (13,063,383)       (12,783,027)
                                                 --------------    --------------      --------------     --------------

         Income (loss) before extraordinary item       (73,649)       (2,133,103)            247,305         (3,293,763)

Extraordinary Item:
     Loss on bond redemption                                 -                 -                   -           (382,500)
                                                 --------------    --------------      --------------     --------------

         Net income (loss)                        $    (73,649)     $ (2,133,103)       $    247,305       $ (3,676,263)
                                                 ==============    ==============      ==============     ==============


   The accompanying notes are an integral part of these financial statements.

                              THE MAJESTIC STAR CASINO, LLC
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                                                           Nine Months
                                                                                                       Ended September 30,
                                                                                                     2001                2000
Cash Flows From Operating Activities:
Net income (loss)                                                                          $        247,305     $     (3,676,263)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
    Depreciation                                                                                  5,007,549            5,126,232
    Amortization                                                                                  1,432,092            1,707,185
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                                    2,185,746            2,190,536
    Loss on disposal of assets                                                                       12,114              301,658
    Loss on bond redemption                                                                               -              382,500
    Decrease in accounts receivable                                                                 349,692              507,543
    Decrease in inventories                                                                          20,028               20,095
    (Increase) decrease in prepaid expenses                                                         136,683             (123,291)
    Increase in other assets                                                                     (1,204,280)            (304,477)
    Increase (decrease) in accounts payable                                                        (281,380)             182,428
    Increase in accrued payroll and other expenses                                                  341,893              149,585
    Decrease in accrued interest                                                                 (3,285,642)          (4,299,798)
    Increase (decrease) in other accrued liabilities                                                (80,934)             466,867
                                                                                           ----------------     ----------------
           Net cash provided by operating activities                                              4,880,866            2,630,800
                                                                                           ----------------     ----------------

Cash Flows From Investing Activities:
    Acquisition of property, equipment and vessel improvements                                   (4,826,140)          (2,523,674)
    Distribution from Buffington Harbor Riverboats, L.L.C.                                        8,825,416                    -
    (Increase) decrease  in prepaid lease and deposits                                           (6,213,615)           1,000,000
    Proceeds from sale of equipment                                                                   1,850              135,100
    Investment in Buffington Harbor Riverboats, L.L.C.                                             (171,117)          (8,651,027)
    Purchase of naming rights                                                                    (1,000,000)                   -
    Purchase of 49% interest in Gary New Century                                                          -           (9,000,000)
    Sale of 49% interest in Gary New Century                                                              -            9,000,000
                                                                                           ----------------     ----------------
           Net cash used in investing activities                                                 (3,383,606)         (10,039,601)
                                                                                           ----------------     ----------------

Cash Flows From Financing Activities:
    Redemption of 12 3/4% Senior Secured Notes                                                            -           (6,382,500)
    Decrease in restricted cash                                                                           -            7,357,874
    Line of credit, net                                                                          (5,300,000)          10,300,000
    Cash paid to reduce long-term debt                                                             (977,715)          (1,613,342)
    Issuance of loans to Barden Development, Inc.                                                         -           (4,000,000)
    Payment of loans from Barden Development, Inc.                                                        -            4,000,000
    Distribution to Barden Development, Inc.                                                              -             (597,610)
                                                                                           ----------------     ----------------
           Net cash provided (used)  by financing activities                                     (6,277,715)           9,064,422
                                                                                           ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                             (4,780,455)           1,655,621
Cash and cash equivalents, beginning of period                                                   16,119,512           20,145,044
                                                                                           ----------------     ----------------
Cash and cash equivalents, end of period                                                   $     11,339,057     $     21,800,665
                                                                                           ================     ================
Interest paid:
   Equipment Debt                                                                          $         33,817     $        200,402
   Senior Secured Notes - Fixed Interest, 10.875%                                          $     14,137,500     $     14,648,021
   Senior Secured Notes - Fixed Interest, 12.75%                                           $              -     $        382,500
   Senior Secured Notes - Contingent Interest, 12.75%                                      $              -     $        246,138
   Line of credit                                                                          $        237,886     $              -

   The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1  Basis of Presentation

The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, Indiana on June 7, 1996. The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of the Company was incorporated on May 11, 1999 in the State of Indiana solely for the purpose of serving as a co-issuer to facilitate the offering of the 10-7/8% Senior Secured Notes and has no assets, liabilities, or operations. Majestic Investor, LLC was formed as a Delaware limited liability company in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes and the Company's Credit Facility. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary and was a party to a Purchase Agreement to acquire certain assets of Fitzgeralds Gaming Corporation. Majestic Investor, LLC in September 2001, assigned its rights under the Purchase Agreement to Majestic Investor Holdings, LLC, a 100% owned subsidiary of Majestic Investor, LLC. Majestic Investor Holdings, LLC was formed in September 2001 for the express purpose of acquiring the Fitzgeralds assets in accordance with the Purchase Agreement. Majestic Investor Holdings, LLC plans to purchase Fitzgeralds casinos in Las Vegas, Nevada, Tunica, Mississippi, and Black Hawk, Colorado. Majestic Investor Holdings, LLC has also been designated as an "unrestricted subsidiary" under the Company's Indenture and Credit Facility.

The accompanying consolidated financial statements are unaudited and include the accounts of the Company, and its wholly-owned subsidiary, Majestic Investor, LLC. All significant intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Note 2 Investment in Buffington Harbor Riverboats, L.L.C. ("BHR"):

     On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into a berthing agreement with BHR to use the BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage and the gift shop, which are allocated on a percentage of use by the casino customers to the Company and the Joint Venture Partner.

     The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                   (Unaudited)

                                Three Months                          Nine Months
                             Ended September 30,                   Ended September 30,
                            2001              2000                2001             2000
                      ----------------------------------    --------------------------------
Gross Revenue          $    4,351,336    $    4,903,030      $  12,690,559    $  14,975,783
Operating Income       $        7,661    $       91,585      $      23,831    $     268,254
Net Loss               $   (1,273,498)   $   (1,480,986)     $  (4,371,488)   $  (4,384,661)

     Note 3 Commitments and Contingencies:

     Legal Proceedings

     In September 2001, the Indiana Department of Revenue assessed the Company for sales and use tax deficiencies for the years ended December 31, 1996 and December 31, 1997. The alleged deficiencies related primarily to capital assets associated with the chartered vessel and to the construction of the permanent vessel. The Company paid approximately $2,404,000 for sales and use tax in September of 2001 and approximately $260,000 for the accrued interest in October of 2001. In October 2001, the Company filed an administrative refund claim and, ultimately, plans to pursue a refund action in the Indiana Tax Court.

     There have been no other material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a relatively new gaming jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently proposed rules might have on the Company's operations.

Note 4   Recently Issued Accounting Pronouncements

At the end of the third quarter 2001, the Emerging Issues Task Force ("EITF") had not reached a consensus on the portion of Issue 00-22, "Accounting for `Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which addresses the income statement classification of cash coupons or rebates provided under the Company's Cash Back Program. Currently, the Company expenses such cash awards as casino operating expenses. However, if the EITF were to reach a consensus that cash coupons or rebates should be recorded as a reduction in revenue the Company would be required to reclassify these operating expenses. Due to anticipated additional consideration of EITF 00-22 by the EITF, the Company is currently unable to quantify the impact of adoption. The Company presently expects that adoption or subsequent application of EITF 00-22 will have no material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of these standards will have a material impact on its financial position or results of operation.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

Note 5   Supplemental Consolidating Information

The following consolidating financial schedules are presented as supplemental information. The "Unrestricted Subsidiary" balances relate to Majestic Investor, LLC, a wholly-owned subsidiary of The Majestic Star Casino, LLC.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2001
(UNAUDITED)

                                                                               UNRESTRICTED      ELIMINATIONS/
                                                                 PARENT         SUBSIDIARY       ADJUSTMENTS       CONSOLIDATED
ASSETS
Current Assets:
    Cash and cash equivalents                                $  8,444,926       $ 2,894,131      $          -      $  11,339,057
    Accounts receivable (net)                                   1,559,885           150,000                 -          1,709,885
    Intercompany accounts                                         250,000          (250,000)                -                  -
    Inventories                                                    33,451                 -                 -             33,451
    Prepaid expenses                                              499,654                 -                 -            499,654
    Note due from affiliate                                             -         2,000,000                 -          2,000,000
    Restricted cash                                                     -         2,000,000                 -          2,000,000
                                                           ---------------------------------------------------------------------
         Total current assets                                  10,787,916         6,794,131                 -         17,582,047
                                                           ---------------------------------------------------------------------

Property, equipment, and vessel improvements, net              48,963,192                 -                 -         48,963,192

Other Assets:
   Deferred financing costs (net)                               3,777,112         2,155,656                 -          5,932,768
   Investment in Buffington Harbor Riverboats, L.L.C.          34,467,216                 -                 -         34,467,216
   Investment in Majestor Investor                              8,949,787                 -        (8,949,787)                 -
   Other assets, prepaid lease and deposits                    10,557,970                 -                 -         10,557,970
                                                           ---------------------------------------------------------------------
         Total other assets                                    57,752,085         2,155,656        (8,949,787)        50,957,954

         Total Assets                                        $117,503,193       $ 8,949,787      $ (8,949,787)     $ 117,503,193
                                                           =====================================================================

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
   Current maturities of long-term debt                      $  2,500,000               $ -               $ -      $   2,500,000
   Accounts payable                                               507,913                 -                              507,913
   Other accrued liabilities:
   Payroll and related                                          1,449,959                 -                 -          1,449,959
   Accrued interest                                             3,821,416                 -                 -          3,821,416
   Other accrued liabilities                                    3,931,730                 -                 -          3,931,730
                                                           ---------------------------------------------------------------------
         Total current liabilities                             12,211,018                 -                 -         12,211,018

Long-term debt, net of current maturities                     128,475,843                 -                 -        128,475,843
                                                           ---------------------------------------------------------------------
         Total long-term liabilities                          128,475,843                 -                 -        128,475,843
                                                           ---------------------------------------------------------------------

         Total Liabilities                                    140,686,861                 -                 -        140,686,861
                                                           ---------------------------------------------------------------------

Members' Deficit:
   Members' contributions                                      24,000,000         9,000,500        (9,000,500)        24,000,000
   Accumulated income (deficit)                               (46,260,923)          (50,713)           50,713        (46,260,923)
   Members' distributions                                        (922,745)                -                 -           (922,745)
                                                           ---------------------------------------------------------------------
         Total members' deficit                               (23,183,668)        8,949,787        (8,949,787)       (23,183,668)
                                                           ---------------------------------------------------------------------

         Total Liabilities and Members' Deficit              $117,503,193       $ 8,949,787      $ (8,949,787)     $ 117,503,193
                                                           =====================================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2000
(UNAUDITED)

                                                                              UNRESTRICTED      ELIMINATIONS/
                                                                PARENT          SUBSIDIARY      ADJUSTMENTS         CONSOLIDATED
ASSETS
Current Assets:
    Cash and cash equivalents                               $  12,550,681       $ 3,568,831      $          -      $  16,119,512
    Accounts receivable (net)                                   2,041,077            18,500                 -          2,059,577
    Intercompany accounts                                         250,000          (250,000)                -                  -
    Inventories                                                    53,479                 -                 -             53,479
    Prepaid expenses                                              636,337                 -                 -            636,337
    Note due from affiliate                                             -         2,000,000                 -          2,000,000
    Restricted cash                                                     -         2,000,000                 -          2,000,000
                                                           ---------------------------------------------------------------------
         Total current assets                                  15,531,574         7,337,331                 -         22,868,905
                                                           ---------------------------------------------------------------------

Property, equipment, and vessel improvements, net              49,158,571                 -                 -         49,158,571

Other Assets:
   Deferred financing costs (net)                               4,374,588         1,465,860                 -          5,840,448
   Deferred costs (net)                                           552,553                 -                 -            552,553
   Investment in Buffington Harbor Riverboats, L.L.C.          43,924,033                 -                 -         43,924,033
   Investment in Majestor Investor                              8,803,191                 -        (8,803,191)                 -
   Other assets and deposits                                    4,252,799                 -                 -          4,252,799
                                                           ---------------------------------------------------------------------
         Total other assets                                    61,907,164         1,465,860        (8,803,191)        54,569,833

         Total Assets                                       $ 126,597,309       $ 8,803,191      $ (8,803,191)     $ 126,597,309
                                                           =====================================================================

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
   Current maturities of long-term debt                     $   8,811,719       $         -      $          -      $   8,811,719
   Accounts payable                                               789,293                 -                 -            789,293
   Other accrued liabilities:
   Payroll and related                                          1,108,066                 -                 -          1,108,066
   Accrued interest                                             7,107,058                 -                 -          7,107,058
   Other accrued liabilities                                    3,597,924                 -                 -          3,597,924
    Due to Buffington Harbor Riverboats, L.L.C.                   380,736                 -                 -            380,736
                                                           ---------------------------------------------------------------------
         Total current liabilities                             21,794,796                 -                 -         21,794,796

Long-term debt, net of current maturities                     128,233,486                 -                 -        128,233,486
                                                           ---------------------------------------------------------------------
         Total long-term liabilities                          128,233,486                 -                 -        128,233,486
                                                           ---------------------------------------------------------------------

         Total Liabilities                                    150,028,282                 -                 -        150,028,282
                                                           ---------------------------------------------------------------------

Members' Equity (Deficit):
   Members' contributions                                      24,000,000         9,000,500        (9,000,500)        24,000,000
  Accumulated income (deficit)                                (46,508,228)         (197,309)          197,309        (46,508,228)
   Members' distributions                                        (922,745)                -                 -           (922,745)
                                                           ---------------------------------------------------------------------
         Total members' equity (deficit)                      (23,430,973)        8,803,191        (8,803,191)       (23,430,973)
                                                           ---------------------------------------------------------------------

         Total Liabilities and Members' Equity (Deficit)    $ 126,597,309       $ 8,803,191      $ (8,803,191)     $ 126,597,309
                                                           =====================================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)                                                                UNRESTRICTED
                                                            PARENT          SUBSIDIARY        CONSOLIDATED
Revenues:
    Casino                                              $  30,881,266      $         -        $ 30,881,266
    Food and beverage                                         517,368                -             517,368
    Other                                                     317,465                -             317,465
                                                       ---------------------------------------------------

         Gross Revenues                                    31,716,099                -          31,716,099
                                                       ---------------------------------------------------

         less promotional allowances                         (163,179)               -            (163,179)

        Net Revenues                                       31,552,920                -          31,552,920
                                                       ---------------------------------------------------

Costs and Expenses:
   Casino                                                   6,512,406                -           6,512,406
   Gaming and admission taxes                               8,638,565                -           8,638,565
   Food and beverage                                          595,216                -             595,216
   Advertising and promotion                                2,088,028                -           2,088,028
   General and administrative                               6,387,106           17,582           6,404,688
   Economic incentive - City of Gary                          926,963                -             926,963
   Depreciation and amortization                            1,992,645                -           1,992,645
                                                       ---------------------------------------------------

         Total costs and expenses                          27,140,929           17,582          27,158,511
                                                       ---------------------------------------------------

         Operating income (loss)                            4,411,991          (17,582)          4,394,409
                                                       ---------------------------------------------------

Other Income (Expense):
   Loss on investment in
      Buffington Harbor Riverboats, L.L.C.                   (636,751)               -            (636,751)
   Interest income                                             26,377           62,747              89,124
   Interest expense                                        (3,880,266)               -          (3,880,266)
   Other non-operating expense                                (40,165)               -             (40,165)
                                                       ---------------------------------------------------
         Total other income (expense)                      (4,530,805)          62,747          (4,468,058)

         Net income (loss)                              $    (118,814)     $    45,165        $    (73,649)
                                                       ===================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)                                                                           UNRESTRICTED
                                                             PARENT             SUBSIDIARY        CONSOLIDATED
Revenues:
    Casino                                                   $ 93,812,490     $          -        $ 93,812,490
    Food and beverage                                           1,587,246                -           1,587,246
    Other                                                         940,122                -             940,122
                                                          ----------------------------------------------------

         Gross Revenues                                        96,339,858                -          96,339,858
                                                          ----------------------------------------------------

         less promotional allowances                             (442,698)               -            (442,698)

        Net Revenues                                           95,897,160                -          95,897,160
                                                          ----------------------------------------------------

Costs and Expenses:
   Casino                                                      19,858,025                -          19,858,025
   Gaming and admission taxes                                  26,148,146                -          26,148,146
   Food and beverage                                            1,839,058                -           1,839,058
   Advertising and promotion                                    5,821,634                -           5,821,634
   General and administrative                                  19,630,388           21,470          19,651,858
   Economic incentive - City of Gary                            2,815,996                -           2,815,996
   Depreciation and amortization                                6,439,641                -           6,439,641
   Loss on disposal of assets                                      12,114                -              12,114
                                                          ----------------------------------------------------

         Total costs and expenses                              82,565,002           21,470          82,586,472
                                                          ----------------------------------------------------

         Operating income (loss)                               13,332,158          (21,470)         13,310,688
                                                          ----------------------------------------------------

Other Income (Expense):
   Loss on investment in
      Buffington Harbor Riverboats, L.L.C.                     (2,185,746)               -          (2,185,746)
   Interest income                                                165,483          168,065             333,548
   Interest expense                                           (11,123,541)               -         (11,123,541)
   Other non-operating expense                                    (87,644)               -             (87,644)
                                                          ----------------------------------------------------
         Total other income (expense)                         (13,231,448)         168,065         (13,063,383)

         Net income                                          $    100,710     $    146,595           $ 247,305
                                                          ====================================================

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                                             UNRESTRICTED
                                                                              PARENT         SUBSIDIARY       CONSOLIDATED
Cash Flows From Operating Activities:
Net income                                                                    $   100,710       $  146,595        $   247,305
Adjustment to reconcile net income to net cash provided by (used in)
operating activities:
    Depreciation                                                                5,007,549                -          5,007,549
    Amortization                                                                1,432,092                -          1,432,092
    Loss on investment in Buffington Harbor Riverboats, L.L.C.                  2,185,746                -          2,185,746
    Loss on disposal of assets                                                     12,114                -             12,114
    (Increase) decrease in accounts receivable                                    482,192         (132,500)           349,692
    Decrease in inventories                                                        20,028                -             20,028
    Decrease in prepaid expenses                                                  136,683                -            136,683
    Decrease in other assets                                                     (515,485)        (688,795)        (1,204,280)
    Decrease in accounts payable                                                 (281,380)               -           (281,380)
    Decrease in accrued payroll and other expenses                                341,893                -            341,893
    Decrease in accrued interest                                               (3,285,642)               -         (3,285,642)
    Decrease in other accrued liabilities                                         (80,934)               -            (80,934)
                                                                         -----------------------------------------------------

           Net cash provided by (used in) operating activities                  5,555,566         (674,700)         4,880,866
                                                                         -----------------------------------------------------

Cash Flows From Investing Activities:
    Acquisition of property, equipment and vessel improvements                 (4,826,140)               -         (4,826,140)
    Distribution from Buffington Harbor Riverboats, L.L.C.                      8,825,416                -          8,825,416
    Increase  in prepaid lease and deposits                                    (6,213,615)               -         (6,213,615)
    Purchase of naming rights                                                  (1,000,000)               -         (1,000,000)
    Proceeds from sale of slot machines                                             1,850                -              1,850
    Investment in Buffington Harbor Riverboats, L.L.C.                           (171,117)               -           (171,117)
                                                                         -----------------------------------------------------

           Net cash used in investing activities                               (3,383,606)               -         (3,383,606)
                                                                         -----------------------------------------------------

Cash Flows From Financing Activities:
    Line of credit, net                                                        (5,300,000)               -         (5,300,000)
    Cash paid to reduce long-term debt                                           (977,715)               -           (977,715)
                                                                         -----------------------------------------------------

           Net cash used in financing activities                               (6,277,715)               -         (6,277,715)
                                                                         -----------------------------------------------------

Net decrease in cash and cash equivalents                                      (4,105,755)        (674,700)        (4,780,455)
Cash and cash equivalents, beginning of period                                 12,550,681        3,568,831         16,119,512
                                                                         -----------------------------------------------------
Cash and cash equivalents, end of period                                      $ 8,444,926       $2,894,131        $11,339,057
                                                                         =====================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward-Looking Information

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from the Company's expectations, but are not limited to:

     . economic, competitive, demographic, business and other conditions in the Company's local and regional markets;

     . changes or developments in laws, regulations or taxes in the gaming industry;

     . actions taken or omitted to be taken by third parties, including the Company's customers, suppliers, competitors and members as well as legislative, regulatory, judicial and other governmental authorities;

     . competition in the gaming industry, including the availability and success of alternative gaming venues and other entertainment attractions;

     . a decline in the public acceptance of gaming;

     . changes in personnel, including the loss and/or retirement of key executives, or compensation, including federal minimum wage requirements;

     . the Company's failure to obtain, delays in obtaining or the loss of any licenses, including the non-renewal of the Company's license from IGC, permits or approvals, including gaming and liquor licenses, or the limitation, conditioning, suspension or revocation of any such licenses, permits or approvals, or its failure to obtain an unconditional renewal of any such licenses, permits or approvals on a timely basis;

     . the loss of any of the Company's casino facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

     . other adverse conditions, such as adverse economic conditions, changes in general customer confidence or spending, increased transportation costs, travel concerns or weather-related factors, that may adversely affect the economy in general and/or the casino industry in particular;

     . the Company's substantial indebtedness, debt service requirements and liquidity constraints;

     . changes in the Company's business strategy, capital improvements or development plans;

     . the availability of additional capital to support capital improvements and development;

     . the Company's expectations for the proposed Fitzgeralds acquisition;

     . factors relating to the current state of world affairs and any further acts of terrorism or any other destabilizing events in the United States or elsewhere;

     . the construction of a covered parking facility adjacent to the Company's gaming complex; and

     . a finding of unsuitability by regulatory authorities with respect to the Company's officers or key employees.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

The discussion of results of operations contained herein provides a comparison of the results of operations for the three and nine month periods ended September 30, 2001, with the three and nine month periods ended September 30, 2000.

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

             Consolidated Statements of Income-- Summary Information
                             (dollars in thousands)

                                                  Three Months          Three Months          Nine Months          Nine Months
                                             Ended September 30,    Ended September 30,    Ended September 30,   Ended September 30,
                                                      2001                  2000                 2001                  2000
                                                      ----                  ----                 ----                  ----
Gross Revenues                                     $ 31,716               $ 28,957             $ 96,340             $ 90,198
Operating Income                                   $  4,394               $  2,026             $ 13,311             $  9,489
Adjusted EBITDA                                    $  6,387               $  5,135             $ 19,762             $ 17,147

           Consolidated Statements of Income -- Percentage of Gross Revenues
----------------------------------------------------------------------------------------
                                                  Three Months          Three Months          Nine Months          Nine Months
                                             Ended September 30,    Ended September 30,  Ended September 30,   Ended September 30,
                                                      2001                  2000                 2001                  2000
                                                      ----                  ----                 ----                  ----
Revenues:
      Casino                                           97.4%                  97.4%                97.4%                97.5%
      Food and beverage                                 1.6%                   1.7%                 1.6%                 1.6%
      Other                                             1.0%                   0.9%                 1.0%                 0.9%
                                             ---------------------------------------------------------------------------------
         Gross revenues                               100.0%                 100.0%               100.0%               100.0%
         less promotional allowances                   -0.5%                  -0.4%                -0.5%                -0.3%
                                             ---------------------------------------------------------------------------------
         Net revenues                                  99.5%                  99.6%                99.5%                99.7%
                                             ---------------------------------------------------------------------------------
Costs and Expenses:
      Casino                                           20.5%                  22.3%                20.6%                20.7%
      Gaming and admission taxes                       27.2%                  27.7%                27.1%                27.4%
      Food and beverage                                 1.9%                   2.2%                 1.9%                 2.0%
      Advertising and promotions                        6.6%                   7.2%                 6.0%                 7.0%
      General and administrative                       20.2%                  21.3%                20.4%                21.1%
      Economic incentive - City of Gary                 2.9%                   3.0%                 2.9%                 3.0%
      Depreciation and amortization                     6.3%                   7.9%                 6.7%                 7.6%
      Loss on disposal of assets                        0.0%                   1.0%                 0.0%                 0.4%
                                             ---------------------------------------------------------------------------------
               Total costs and expenses                85.6%                  92.6%                85.6%                89.2%
         Operating income                              13.9%                   7.0%                13.9%                10.5%
                                             ---------------------------------------------------------------------------------
Other Income (Expense):
      Loss on investment in
         Buffington Harbor Riverboats, L.L.C.          -2.0%                  -2.6%                -2.3%                -2.4%
      Interest income                                   0.3%                   0.9%                 0.3%                 0.7%
      Interest expense                                -12.2%                 -12.6%               -11.5%               -12.4%
      Other nonoperating expense                       -0.1%                  -0.1%                -0.1%                -0.1%
                                             ---------------------------------------------------------------------------------
               Total other income (expense)           -14.0%                 -14.4%               -13.6%               -14.2%
      Income (loss) before extraordinary item          -0.1%                  -7.4%                 0.3%                -3.7%
Extraordinary item:
      Loss on bond redemption                           0.0%                   0.0%                 0.0%                -0.4%

Net Income (loss):                                     -0.1%                  -7.4%                 0.3%                -4.1%
                                             =================================================================================

      Adjusted EBITDA:                                 20.1%                  17.7%                20.5%                19.0%

NOTES:

1. Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, other nonoperating expense, and loss on disposal of assets) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization. EBITDA for the nine months ended September 30, 2001 includes $21,470 of general and administrative expenses associated with Majestic Investor, LLC, an unrestricted subsidiary.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended September 30, 2001 with the Three Months Ended September 30, 2000

Gross revenues for the third quarter ended September 30, 2001 amounted to approximately $31,716,000, an increase of approximately $2,759,000 or 9.5% from gross revenues recorded in the third quarter ended September 30, 2000. The increase was principally attributable to a 12.1% increase in the slot win combined with a 4.0% increase in the number of admissions.

Casino revenues totaled approximately $30,881,000, of which slot machines accounted for approximately $26,179,000 (84.8%) and table games accounted for approximately $4,702,000 (15.2%). Slot revenues increased $2,836,000 or 12.1% to $26,179,000. The average number of slot machines in operation decreased by 27 units to 1,420 during the three months ended September 30, 2001, from 1,447 during the three months ended September 30, 2000. Coin-in increased by 6.5% during the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The average win per slot machine per day increased to approximately $200 for the three months ended September 30, 2001, from approximately $175 for the three months ended September 30, 2000. Table games revenues declined by $157,000, or 3.2%, due primarily to an 8.6% decrease in the table drop. The average number of table games in operation during the three months ended September 30, 2001 and 2000 was 49 and 54, respectively. The average win per table game per day during the three months ended September 30, 2001 increased to approximately $1,043, compared to approximately $978 for the three months ended September 30, 2000. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $66 for the three months ended September 30, 2001, compared to an average daily win per state passenger count of $36 and an average daily win per patron of $63 for the three months ended September 30, 2000.

Food and beverage revenues for the three months ended September 30, 2001 totaled approximately $517,000, or 1.6% of gross revenues, compared to approximately $479,000, or 1.7% of gross revenues, for the three months ended September 30, 2000. Other revenue totaled approximately $317,000, or 1.0% of gross revenues, and consisted primarily of commission income during the three months ended September 30, 2001, compared to approximately $276,000, or 1.0% of gross revenues, during the three months ended September 30, 2000.

Promotional allowances (complementaries) included in the Company's gross food and beverage revenues for the three months ended September 30, 2001 and 2000, were approximately $163,000 and $110,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located on the BHR Property for the three months ended September 30, 2001 and 2000, were approximately $197,000 and $118,000, respectively, and are characterized in the financial statements as an expense. The increase in promotional allowances is directly attributable to additional food kiosks being operated during the three months ended September 30, 2001 and a 4.0% increase in overall admissions. BHR and other third party operators of food kiosks invoice the

Company monthly for these promotional allowances at cost, which approximates retail value.

Casino operating expenses for the three months ended September 30, 2001 totaled approximately $6,512,000, or 20.5% of gross revenues and 21.1% of casino revenues, compared to approximately $6,468,000, or 22.3% of gross revenues and 22.9% of casino revenues, for the three months ended September 30, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Gaming and admissions taxes totaled approximately $8,639,000 for the three months ended September 30, 2001, compared to approximately $8,013,000 for the three months ended September 30, 2000. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $927,000 was paid during the three months ended September 30, 2001, compared to approximately $874,000 in the three months ended September 30, 2000, to the City under an agreement whereby the Company pays 3% of adjusted gross receipts directly to the City.

Advertising and promotion expenses for the three months ended September 30, 2001 totaled approximately $2,088,000, or 6.6% of gross revenues, compared to approximately $2,096,000, or 7.2% of gross revenues, during the three months ended September 30, 2000. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events.

General and administrative expenses for the three months ended September 30, 2001 were approximately $6,405,000, or 20.2% of gross revenues, compared to $6,151,000, or 21.2% of gross revenues, during the three months ended September 30, 2000. These expenses included approximately $1,511,000 for berthing fees paid to BHR, approximately $1,526,000 for marine operations including housekeeping, and $706,000 for security and surveillance operations during the third quarter of 2001. The $254,000 or 4.1% increase in general and administrative expenses is primarily attributed to higher expenditures for payroll and property taxes.

Depreciation and amortization for the three months ended September 30, 2001 was approximately $1,993,000, or 6.3% of gross revenues, compared to approximately $2,284,000, or 7.9% of gross revenues, during the three months ended September 30, 2000. The $291,000 or 12.8 % difference is primarily attributed to approximately $276,000 for the amortization of pre-opening expenses, which became fully amortized during the second quarter of 2001.

Operating income for the three months ended September 30, 2001 was approximately $4,394,000, or 13.9% of gross revenues, compared to operating income for the three months ended September 30, 2000 of $2,026,000, or 7.0% of gross revenues. The $2,368,000 or 116.9% increase in operating income is principally attributed to a 9.5%
increase in gross revenues partially offset by changes in expenses as previously discussed.

Net interest expense for the three months ended September 30, 2001 was approximately $3,791,000, or 12.0% of gross revenues, compared to approximately $3,395,000 or 11.7% of gross revenues for the same period last year. Net interest expense includes approximately $63,000 of interest income earned at the Company's unrestricted subsidiary, Majestic Investor, LLC.

The Company's loss relating to its investment in BHR for the three months ended September 30, 2001 was approximately $637,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization). Other non-operating expense includes unused line of credit fees of approximately $40,000 associated with the Company's $20.0 million credit facility.

As a result of the foregoing, the Company experienced a net loss of approximately $74,000 and $2,133,000 during the three months ended September 30, 2001 and 2000, respectively. The net loss for the three months ended September 30, 2001, excluding the accounts of Majestic Investor, LLC, was approximately $119,000.

Comparison of the Nine Months Ended September 30, 2001 with the Nine Months Ended September 30, 2000

Gross revenues for the nine months ended September 30, 2001, amounted to approximately $96,340,000, an increase of approximately $6,142,000 or 6.8% from gross revenues recorded in the nine months ended September 30, 2000. The increase was principally attributable to a $8,476,000 or 12.0% increase in the slot win during the nine months ended September 30, 2001 compared to the same period in the prior year, partially offset by a decline in table revenues.

Casino revenues totaled approximately $93,812,000, of which slot machines accounted for approximately $79,069,000 (84.3%) and table games accounted for approximately $14,743,000 (15.7%). Slot revenues increased $8,476,000 or 12.0%. The average number of slot machines in operation slightly decreased by 6 units to 1,426 during the nine months ended September 30, 2001, from 1,432 during the nine months ended September 30, 2000. The average win per slot machine per day increased 12.8% to approximately $203 for the nine months ended September 30, 2001, from approximately $180 for the nine months ended September 30, 2000. Table games revenues declined by approximately $2,613,000, or 15.1%, due primarily to a 9.6% decrease in the table drop and a decline in the table hold from 16.4% to 15.4%. The average number of table games in operation during the nine months ended September 30, 2001 and 2000, was 50 and 56, respectively. The average win per table game per day during the nine months ended September 30, 2001 decreased to approximately $1,073, compared to approximately $1,140 for the nine months ended September 30, 2000. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $68 for the nine months ended September 30, 2001, compared to an average daily win per state passenger count of $37 and an average daily win per patron of $66 for the nine months ended September 30, 2000.

Food and beverage revenues for the nine months ended September 30, 2001 totaled approximately $1,587,000, or 1.6% of gross revenues, compared to approximately $1,469,000, or 1.6% of gross revenues, for the nine months ended September 30, 2000. Other revenue totaled approximately $940,000, or 1.0% of gross revenues, and consisted primarily of commission income during the nine months ended September 30, 2001, compared to approximately $780,000, or 0.9% of gross revenues, during the nine months ended September 30, 2000.

Promotional allowances (complementaries) included in the Company's gross food and beverage revenues for the nine months ended September 30, 2001 and 2000, were approximately $443,000 and $302,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located on the BHR Property for the nine months ended September 30, 2001 and 2000, were approximately $578,000 and $320,000, respectively, and are characterized in the financial statements as an expense. The increase in promotional allowances is directly attributable to additional food kiosks being operated during the nine months ended September 30, 2001 and a 4.0% increase in the number of admissions. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

Casino operating expenses for the nine months ended September 30, 2001 totaled approximately $19,858,000, or 20.6% of gross revenues and 21.2% of casino revenues, respectively, compared to approximately $18,641,000, or 20.7% of gross revenues and 21.2% of casino revenues, respectively, for the nine months ended September 30, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The dollar increase of approximately $1,217,000, or 6.5%, in casino operating expenses, is primarily attributed to an increase of approximately $803,000 associated with Club Majestic as a result of a 19.5% increase in rated slot wagering, approximately $506,000 for complementaries, and approximately $211,000 for casino gaming equipment rental of proprietary games such as Wheel of Fortune(R) and Austin Powers(R), partially offset by decreased payroll of approximately $77,000 and approximately $226,000 in other various operating expenses.

Gaming and admissions taxes totaled approximately $26,148,000 for the nine months ended September 30, 2001, compared to approximately $24,705,000 for the nine months ended September 30, 2000. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. An additional $2,816,000 was paid during the nine months ended September 30, 2001, compared to approximately $2,721,000 in the nine months ended September 30, 2000, to the City under an agreement whereby the Company pays 3% of its adjusted gross receipts directly to the City.

Advertising and promotion expenses for the nine months ended September 30, 2001 totaled approximately $5,822,000, or 6.0% of gross revenues, compared to approximately $6,348,000, or 7.0% of gross revenues, during the nine months ended September 30, 2000. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $526,000, or 8.3%, decrease in advertising and promotion expenses during the nine months ended September 30, 2001 was primarily the result of a decrease in mass marketing expenditures partially offset by an increase in promotional expenses associated with direct mail and Club Majestic promotions.

General and administrative expenses for the nine months ended September 30, 2001 were approximately $19,652,000, or 20.4% of gross revenues, compared to $19,046,000, or 21.1% of gross revenues, during the nine months ended September 30, 2000. These expenses included approximately $4,718,000 for berthing fees paid to BHR, approximately $4,631,000 for marine operations including housekeeping, and approximately $2,064,000 for security and surveillance operations during the nine months ended September 30, 2001. These expenses also include approximately $21,000 for general and administrative expenses associated with Majestic Investor, LLC. The $606,000 or 3.2% increase in general and administrative expenses was primarily due to increases in expenditures for payroll, professional fees, property taxes, Indiana Gaming Commission fees including relicensing fees and general insurance.

Depreciation and amortization for the nine months ended September 30, 2001 was approximately $6,440,000, or 6.7% of gross revenues, compared to approximately $6,833,000, or 7.6% of gross revenues, during the nine months ended September 30, 2000. The $393,000 or 5.8% difference is primarily attributed to approximately $276,000 for the amortization of pre-opening expenses, which became fully amortized during the second quarter of 2001 and a decrease of approximately $409,000 in depreciation expense associated with slot equipment that was fully depreciated. This amount is offset by approximately $292,000 for additional depreciation expense associated with increased sales taxes assessed and paid in September 2001 for the construction of the permanent vessel in 1997.

Operating income for the nine months ended September 30, 2001 was approximately $13,311,000, or 13.8% of gross revenues, compared to an operating income for the nine months ended September 30, 2000 of $9,489,000, or 10.5% of gross revenues. The $3,822,000 or 40.3% increase in operating income is principally attributed to a 6.8% increase in gross revenues partially offset by increased expenses as previously discussed.

Net interest expense for the nine months ended September 30, 2001 was approximately $10,790,000, or 11.2% of gross revenues, compared to approximately $10,489,000 or 11.6% of gross revenues for the same period last year. Net interest expense includes approximately $168,000 of interest income earned at Majestic Investor, LLC during the nine months ended September 30, 2001.

The Company's loss relating to its investment in BHR for the nine months ended September 30, 2001 was approximately $2,186,000. The loss represents the Company's 50% share of BHR's non-cash net loss (primarily depreciation and amortization). Other non-operating expense includes unused line of credit fees of approximately $88,000 associated with the $20.0 million credit facility.

As a result of the foregoing, the Company experienced net income of approximately $247,000 during the nine months ended September 30, 2001 and a net loss before an extraordinary item of approximately $3,294,000 during the nine months ended September 30, 2000. The net income for the nine months ended September 30, 2001 excluding the accounts of Majestic Investor, LLC was approximately $101,000. The Company's loss on the redemption of its 12-3/4% Senior Secured Notes with Contingent Interest was approximately $383,000 during the nine months ended September 30, 2000.

Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA")

Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Adjusted EBITDA represents "earnings before interest, income taxes, depreciation and amortization, nonoperating expenses, and loss on disposal of assets." Adjusted EBITDA during the three and nine months ended September 30, 2001 was approximately $6,387,000 and $19,762,000, respectively, or 20.1% and 20.5% of gross revenues. The Adjusted EBITDA excluding Majestic Investor, LLC for the three and nine months ended September 30, 2001 was approximately $6,405,000 and $19,784,000, respectively, or 20.2% and 20.5% of gross revenues, compared to Adjusted EBITDA of approximately $5,135,000 or $17,147,000, respectively, or 16.2% or 17.8%, of gross revenues, for the three and nine months ended September 30, 2000. The increases of $1,270,000 and $2,637,000, or 24.7% and 15.4%, respectively, in Adjusted EBITDA during the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 are primarily the result of increased slot revenues.

EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash, cash equivalents and restricted cash of approximately $13.3 million, which includes approximately $4.9 million at Majestic Investor, LLC. During the nine months ended September 30, 2001, the Company's capital expenditures were approximately $4.8 million. These capital expenditures include an additional $2.2 million for the settlement of disputed use tax payments associated with the chartered vessel and the subsequent construction of the permanent vessel. The Company also made capital contributions of approximately $171,000 to BHR during the nine months ended September 30, 2001.

The Company, including the accounts of Majestic Investor, LLC, has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the nine months ended September 30, 2001, net cash provided by operating activities totaled approximately $4.9 million, compared to net cash provided by operating activities of approximately $2.6 million during the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used by investing activities totaled approximately $3.4, compared to approximately $10.0 million used by investing activities during the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used by financing activities totaled approximately $6.3 million which included net repayments of $5.3 million under the line of credit facility, compared to $9.1 million provided by financing activities during the nine months ended September 30, 2000. As of November 13, 2001, the outstanding borrowings under the credit facility were approximately $2.5 million. The Company as of September 30, 2001 has repaid all capital lease obligations associated with the purchase of slot equipment.

Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2001. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition principally dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Related Party Transactions

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

The Company entered into a lease in the second quarter of 2001 with BHPA for a parking garage on land adjacent to the gaming complex. BHPA was formed by the Joint Venture Partner and AMB Parking, LLC (a company indirectly owned by Don H. Barden,

Chairman and CEO of the Company) to construct and operate a parking garage. The parking project is budgeted to cost approximately $37.9 million, including approximately $14.2 million for the land. BHPA closed the financing of approximately $20.9 million necessary to construct the parking garage on June 19, 2001. Construction is anticipated to be completed by spring 2002. Lease payments are intended to be sufficient to service the debt on the BHPA financing. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase the Company's net revenues and cash flow.

A loan of $2.0 million made by Majestic Investor, LLC to Barden Development, Inc. (a company wholly-owned by Mr. Barden and a member of the Company) remains outstanding. The loan has an annual interest rate of 9.75%. During the second and third quarters of 2001, Gary New Century, LLC was advanced $1.0 million of the $1.5 million total price for naming rights associated with the development of an amphitheater to be built adjacent to the Company by Gary New Century, LLC. The remaining $500,000 of the purchase price is due on the later of (i) June
30, 2002 or (ii) the opening of the facility.

Other Significant Transactions

Majestic Investor, LLC entered into a definitive purchase agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation to purchase three of Fitzgeralds brand casinos. Majestic Investor, LLC in September 2001 assigned its rights to Majestic Investor Holdings, LLC, a 100% owned affiliate of Majestic Investor, LLC. Majestic Investor Holdings, LLC plans to purchase Fitzgeralds casinos in Las Vegas, Nevada; Tunica, Mississippi; and Black Hawk, Colorado for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. The sale is consistent with the reorganization that Fitzgeralds Gaming Corporation has negotiated with a committee representing its noteholders. To facilitate this transaction, Fitzgeralds Gaming Corporation and its subsidiaries voluntarily filed for Chapter 11 Bankruptcy in U. S. District Court in Nevada on December 5, 2000. The sale of these properties to Majestic Investor was approved by the Bankruptcy Court on March 19, 2001, but still remains contingent on, among other things, licensing and financing. Majestic Investor, LLC and its affiliates received regulatory approvals to purchase and operate the three Fitzgeralds brand properties from Mississippi, Colorado and Nevada during the week of October 15, 2001. The Company has filed for and received appropriate approvals from the Federal Trade Commission with respect to the Hart-Scott Rodino Act. The Company anticipates that the transaction, pending financing, should close during the fourth quarter of 2001.

On August 23, 2001, the Company's riverboat ownership license was unanimously renewed by the Indiana Gaming Commission for a one year period beginning June 7, 2001.

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

In September 2001, the Indiana Department of Revenue assessed the Company for sales and use tax deficiencies for the years ended December 31, 1996 and December 31, 1997. The alleged deficiencies related primarily to capital assets associated with the chartered vessel and to the construction of the permanent vessel. The Company paid approximately $2,404,000 in September of 2001 and approximately $260,000 in October of 2001. In October 2001, the Company filed an administrative refund claim and, ultimately, plans to pursue a refund action in the Indiana Tax Court.

There have been no other material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              No.        Description

              10 Parking Lease dated as of June 19, 2001 by and between Buffington Harbor Parking Associates, LLC and The Majestic Star Casino, LLC.

          (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.

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

Signature                          Title                              Date
---------                          -----                              ----

/s/ Michael E. Kelly   Vice President, Chief Operating and     November 14, 2001
--------------------   Financial Officer of the Company and
Michael E. Kelly       The Majestic Star Casino Capital
                       Corp. (Principal Financial and Chief
                       Accounting Officer)

                                Index to Exhibits

    Exhibit
    Number                              Description
    ------                              -----------

    10 Parking Lease dated as of June 19, 2001 by and between Buffington Harbor Parking Associates, LLC and The Majestic Star Casino, LLC.