Form 10-K
period 2001-12-31
MAJESTIC STAR CASINO LLC
filed 2002-04-15
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Yes   X  No ______
     ---

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

OMITTED ITEMS - The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. Financial statements for the acquired businesses are not yet available in order to comply with Rule 3-02 of Regulation S-X. Accordingly, reference to such financial data in Item 6 and Item 7 is omitted from this Report, and such financial statements are omitted from Item 8. Such information will be filed by amendment of this Report.

                          THE MAJESTIC STAR CASINO, LLC
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                 PART I

Item 1.      Business .......................................................................     1

Item 2.      Properties .....................................................................    11

Item 3.      Legal Proceedings ..............................................................    12

Item 4.      Submission of Matters to a Vote of Security Holders ............................    13

                                                 PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ..........    13

Item 6.      Selected Financial Data ........................................................    13

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................................    14

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk .....................    29

Item 8.      Financial Statements and Supplementary Data ....................................    30

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ...........................................................    30

                                                 PART III

Item 10      Directors and Executive Officers of Registrant .................................    30

Item 11.     Executive Compensation .........................................................    31

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ................................................    32

Item 13.     Certain Relationships and Related Transactions .................................    32

                                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............    33

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Majestic Star Casino, LLC (the "Company" or the "Registrant," which may also be referred to as "Majestic Star," "we," "us" or "our") was formed in December 1993 as an Indiana limited liability company. The Company is a multi-jurisdictional gaming company that owns and operates one riverboat gaming facility located in Gary, Indiana and, through certain "unrestricted subsidiaries," three Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado ("Fitzgeralds Black Hawk") and downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"). As of April 1, 2002, the riverboat casino and the Fitzgeralds properties collectively contain approximately 4,348 slot machines, 115 table games and 1,145 hotel rooms.

         In June 1999, the Company issued $130.0 million of 10 7/8% Senior Secured Notes due 2006 (the "Majestic Star Senior Secured Notes"). The Majestic Star Casino Capital Corp. ("Majestic Star Capital"), one of the Company's two direct wholly-owned subsidiaries, was formed solely to serve as a co-issuer to facilitate the offering of the Majestic Star Senior Secured Notes and has no assets or operations. In August 1999, the Company entered into a $20.0 million credit facility (the "Majestic Star Credit Facility"). The Majestic Star Senior Secured Notes and the Majestic Star Credit Facility are secured by substantially all current and future assets of the Company other than certain excluded assets which excluded assets include the assets of the Company's unrestricted subsidiaries.

         The Company's other direct wholly-owned subsidiary, Majestic Investor, LLC ("Investor"), was organized on September 12, 2000 as an "unrestricted subsidiary" under the Company's Indenture relating to the Majestic Star Senior Secured Notes (the "Majestic Star Indenture"). On November 22, 2000, Investor entered into a definitive agreement to purchase Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas from Fitzgeralds Gaming Corporation ("Fitzgeralds") for approximately $149.0 million in cash, subject to adjustments, plus the assumption of certain liabilities. On October 16, 2001, Investor assigned all of its rights and obligations to purchase the Fitzgeralds assets to Majestic Investor Holdings, LLC ("Investor Holdings"), a wholly-owned subsidiary of Investor and also an "unrestricted subsidiary" under the Majestic Star Indenture. The acquisition was consummated on December 6, 2001. The assets of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas are held by Barden Mississippi Gaming, LLC ("Barden Mississippi"), Barden Colorado Gaming, LLC ("Barden Colorado"), and Barden Nevada Gaming, LLC ("Barden Nevada"), respectively. Each of such entities are direct wholly-owned subsidiaries of Investor Holdings and "unrestricted subsidiaries" under the Majestic Star Indenture.

         On December 6, 2001, Investor Holdings issued $152.6 million 11.653% Senior Secured Notes due 2007 (the "Investor Holdings Senior Secured Notes") to finance the purchase of the Fitzgeralds assets. Majestic Investor Capital Corp., co-issuer of the Investor Holdings Senior Secured Notes and a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of such notes and has no material assets or operations. Also on December 6, 2001, Investor Holdings entered into a $15.0 million credit facility (the "Investor Holdings Credit Facility").

         The Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility are secured by substantially all current and future assets of Investor Holdings (including the Fitzgeralds assets) other than certain excluded assets. Because each of Investor, Investor Holdings, Barden Mississippi, Barden Colorado and Barden Nevada is an "unrestricted subsidiary" under the Majestic Star Indenture, their assets, including Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, are excluded from the collateral securing the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility. Accordingly, the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility are secured primarily by the assets of the riverboat casino and gaming facility in Gary, Indiana and Majestic Star's noteholders and lender have no recourse to the Fitzgeralds assets. Similarly, the Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility are secured primarily by the Fitzgeralds assets and Investor Holdings' noteholders and lender have no recourse to the Majestic Star assets. Majestic Star does not guarantee or otherwise have any obligations under the Investor Holdings Senior Secured Notes or the Investor Holdings Credit Facility. In addition, Investor Holdings and its subsidiaries are prohibited from making distributions to the Company and its subsidiaries except under certain prescribed conditions. The Company and certain of its subsidiaries also are prohibited from engaging in transactions with Investor Holdings and its subsidiaries other than on an arm's length basis and in accordance with certain other prescribed conditions.

         Because the Company's noteholders and lender have no recourse to the Fitzgeralds assets, this Annual Report on Form 10-K focuses primarily on the Company's consolidated operations and on the Company's riverboat gaming operation, with limited information concerning the Fitzgeralds operations. For additional information specific to the operation of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Annual Report on Form 10-K from inception (September 14, 2001) through December 31, 2001, as filed with the Securities and Exchange Commission (the "Investor Holdings 10-K").

THE RIVERBOAT CASINO AND GAMING FACILITY

         The Company's riverboat casino and gaming facility, the Majestic Star Casino, commenced operations in Gary, Indiana on June 7, 1996 pursuant to a five-year riverboat owner's license granted to it by the Indiana Gaming Commission (the "IGC"). On August 23, 2001, the Company's riverboat ownership license was unanimously renewed by the IGC for a one-year period beginning June 7, 2001 (as under Indiana gaming laws, a licensee may only renew its original license for one-year periods). As of April 1, 2002, the Company's vessel contains approximately 43,000 square feet of casino space, 1,445 slot machines and 52 table games on three decks. The Majestic Star Casino is part of a gaming complex (the "Buffington Harbor Gaming Complex") developed at Buffington Harbor in Gary, Indiana, and owned by Buffington Harbor Riverboats, L.L.C. ("BHR" or the "BHR Joint Venture"), a joint venture which is owned equally (50%) by the Company and Trump Indiana, Inc. (the "Joint Venture Partner"). The Company and the Joint Venture Partner, the holder of a second gaming license to operate from Gary, formed the BHR Joint Venture to own and operate certain common facilities of the Buffington Harbor Gaming Complex such as a guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each operate its own riverboat casino at the Buffington Harbor Gaming Complex on a staggered cruise schedule, which reduces waiting times to board a riverboat casino.

         The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is
(219) 977-7823.

OPERATING STRATEGY

         The principle elements of our operating strategy include:

         Focus on Quality and Service at an Affordable Price. The Company's casinos provide a high-quality casino entertainment experience at an affordable price to attract middle income guests. We believe these middle income guests constitute the largest segment of potential gaming customers who we can then identify, qualify and target for direct marketing activities. The Company's approach to business focuses on guest service and includes trained hosts to personally assist guests; friendly employees; quality food, beverages and lodging at a moderate price (except for the Gary riverboat casino and Fitzgeralds Black Hawk, which do not include hotels); a mix of gaming machines tailored to its customers; and personal attention through direct mail promotions and targeted incentives.

         Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each team member. Toward this end, management takes a hands-on approach through active and direct involvement with team members at all levels.

         The Company believes that such an approach to business creates a comfortable, familiar and friendly environment that promotes customer loyalty and satisfaction, enhances playing time, leads to a high rate of repeat business and is the basis for the further development of the Company's gaming brands and its reputation for quality and service at an affordable price.

         Promote Gaming Brands. The Company believes it is important to promote its gaming brands to attract and retain customers. In February 2000, the Company began a comprehensive integrated marketing campaign to brand the Majestic Star Casino as "the place to play" for slot customers from the middle income segment. The Company's registered tagline, "We've Got Your Slots"(R) has appeared in all advertising venues including television, radio, print and outdoor media and will allow the Company to enhance its slot leadership positioning among Chicago-area gaming facilities. The Company intends to utilize this broad marketing technique to attract middle income customers, who it is then able to qualify and target for direct marketing activities.

         The Fitzgeralds brand developed into what the Company believes to be a nationally recognized gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its properties. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music. The Company believes that this theme creates an exciting and comfortable environment together with a distinctive brand identity for customers.

         Capitalize on Player Tracking and Extensive Guest Database. Direct marketing to our guests is a key component of the Company's operating strategy. Each of the Company's properties contains a player tracking system that permits detailed player tracking at each individual property. The system uses the Majestic and Fitzgeralds Cards to track individual or combined play at slot machines, table games and keno, as well as food and beverage and hotel expenditures at each individual property. This player tracking system allows us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking program allows us to target our marketing programs to categories of players, including through advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking system also allows us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. In the future, we intend to fully integrate our tracking system data in order for each property to share its data with other related properties and thereby encourage customers of each individual property to patronize our other related properties. On a consolidated basis, the Company currently has over 670,000 active players in its Majestic and Fitzgeralds database and over 118,000 active players in its Majestic database.

         In addition, the Company has established the Club Majestic and Club Majestic Premier Slot Clubs ("Club Majestic"). Club Majestic enables the Company to maintain a comprehensive database of information about its customers. The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as direct mail cash back offers for slot customers, and complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers. The Company offers two VIP lounges for Club Majestic guests. The Company has aggressively utilized its VIP lounges for entertaining Club Majestic guests and for special events and promotions. Majestic Star Casino management believes that its continued marketing efforts at its riverboat gaming facility, combined with the amenities offered by its vessel and the extension of credit to customers, will allow the Company to continue to increase its share of the middle and higher income market in the greater Chicago metropolitan area.

         Emphasis on Slot Play. The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of older devices with advanced interactive electronic games and bill acceptors. These newer games offer greater variety, higher pay outs and longer periods of play for the casino entertainment dollar relative to simple older devices. The Company continues to enhance and modify its mix of slot machines to meet the demand of its customers. The Company attempts to maintain payout percentages that are competitive to attract and retain customers.

         Emphasis on Attributes of Buffington Harbor. With respect to the Majestic Star Casino, the Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos) and direct highway access. In June 2000, the Company launched a marketing campaign with its Joint Venture Partner whereby both entities jointly advertise the attributes of the Buffington Harbor Gaming Complex principally through billboards and print. The Buffington Harbor Gaming Complex also has enhanced and expanded its food outlets. In 2000, three new food kiosks were introduced including Harbor Treats and Shou Ki Sushi which are owned and operated by third parties and Jackpot Java which is owned and operated by BHR. Entertainment is also being provided in the Lakeshore lounge on weekends. Currently, a 2,000 space covered parking structure is under construction at the Buffington Harbor Gaming Complex, which is expected to be completed in May 2002.

GROWTH STRATEGY

         The Company believes that there are substantial future growth opportunities within each of the markets where its properties are located. With respect to the Majestic Star Casino, the Company's expansion strategy is focused on increasing the overall size of the Buffington Harbor Gaming Complex. Don H. Barden, Chairman and CEO of the Company, through an affiliated company, Gary New Century, LLC ("GNC"), purchased for $25.0 million approximately 190 acres adjacent to Buffington Harbor in September 2000. A portion of this acreage was subsequently sold by Mr. Barden to a joint venture, Buffington Harbor Parking Associates, LLC ("BHPA") formed by the Joint Venture Partner and AMB Parking, LLC ("AMB") (a company wholly-owned indirectly by Mr. Barden) in order to jointly construct and operate a multi-level covered parking structure. The parking structure is expected to provide customers with approximately 2,000 covered parking spaces and indoor access to the Buffington Harbor Gaming Complex. Customers currently either park their automobiles in a remote self-parking lot or use valet parking services. The parking project is estimated to cost approximately $37.7 million including approximately $14.2 million for the land. Approximately $20.9 million of the project costs for the parking structure was financed with the balance of $16.8 million being funded by lease payments from the Company and the Joint Venture Partner. The financing was obtained pursuant to a Construction and Term Loan Agreement, dated June 19, 2001, between BHPA and US Bank, N.A., as agent. Upon completion of the parking garage, the Company and the Joint Venture Partner each anticipate entering into a lease with BHPA with lease payments in an amount sufficient to service the debt on the BHPA financing. Each party will receive a credit of up to 50% of the lease obligations if the other party (the Company or the Joint Venture Partner, as the case may be) makes its lease payments. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities for the Company to increase its net revenues and cash flow.

         The Buffington Harbor Gaming Complex is located on an approximately 100-acre site. The Company believes that this is only one of two locations in the Chicago market with the capacity to significantly expand its land-based facilities. In addition to the BHR Joint Venture property, GNC, an affiliate of the Company, has entered into discussions with various parties concerning the feasibility of developing the land adjacent to the BHR Joint Venture property.

         There are a number of projects planned or in development with respect to the Fitzgeralds properties, including a waterfront park being developed by Tunica County adjacent to the Fitzgeralds Tunica property, infrastructure developments in the Black Hawk market, and entertainment and retail projects in Las Vegas. For further information regarding the Company's growth strategy for each of the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

         We regularly evaluate possible expansion and acquisition opportunities. We may undertake these opportunities either alone or with joint venture partners. The Company's ability to expand will depend upon a number of factors including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) securing required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number, (iii) political factors; (iv) the risks typically associated with any new construction; and (v) the availability of adequate financing or acceptable terms, particularly in light of restrictive covenants contained in the instruments relating to the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility (and the Investor Holdings Senior Secured Notes and Investor Holdings Credit Facility with respect to Investor Holdings), which limit the Company's and Investor Holdings', as the case may be, ability to obtain such financing. As a result, there can be no assurance that the Company will be able to expand either its current properties or to add any other additional locations or, if such expansion occurs, that it will be successful.

COMPETITION

         The Company faces intense competition in each of the markets in which its gaming facilities are located. Many of the Company's competitors have significantly greater name recognition and financial, marketing and other resources. The Company's riverboat casino and Fitzgeralds properties compete principally with other gaming properties in or near California, Illinois, Indiana, Nevada, Michigan, Mississippi and Colorado, including gaming operations on Native American lands. In addition to regional competitors, the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers but also for employees and potential future gaming sites.

         The Company also competes, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States has increased competition faced by the Company and will continue to do so in the future. Additionally, if gaming were legalized in jurisdictions near the Company's properties where gaming currently is not permitted, the Company would face additional competition. There can be no assurance that the Company will be able to continue to compete successfully in its existing markets or that the Company will be able to compete successfully against any such future competition.

         The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. Illinois and Indiana state laws limit the total number of gaming licenses issuable in the Chicago metropolitan area to ten. Nine of the licenses are currently in operation and the number of licenses cannot be increased without legislative action. The Company also expects to compete to a lesser extent with six additional riverboats authorized to operate in southern Indiana, of which five are currently operational. There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses in the future. The authorization of additional gaming licenses could have a material adverse effect on the Company.

         Dockside gaming was approved in Illinois in June 1999. Since such approval, the Illinois gaming market grew by approximately 8.1% and the northwest Indiana gaming market grew by approximately 7.3%. Notwithstanding the market growth, management is unable to predict whether increased competition in the market from dockside gaming will have a negative impact on the Company's revenues.

At present, Harrahs is operating a barge-based casino in Illinois and Hollywood is in the process of constructing its own barge-based casino.

         Legislation has also been introduced in Illinois to provide for land-based casinos in Chicago and to expand riverboat gaming, including authorization of additional or existing operators to move to new sites. In 2002, legislation was introduced in Indiana to provide for dockside gaming and to allow riverboat gambling companies to own two of the state's ten gaming licenses. To date, no such legislation has been enacted. The Company is unable to predict whether any such legislation, in Illinois, Indiana or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the results of operations or financial condition of the Company.

         The Majestic Star Casino also competes with gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Saginaw Chippewa Indian Tribe is currently operating one of the largest Native American gaming complexes in the United States in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. The Pokagon Band of Potawatomi Indians have revenue-sharing and infrastructure financing agreements with local officials in New Buffalo Township, Michigan. These agreements advance the Band's goal of opening a land-based gaming facility by December 2002. The Pokagons plan to have the second largest casino in the Midwest, which would be substantially larger in size than any of the riverboats currently operating in the Chicago metropolitan area. The casino would be approximately 50 miles east of the Buffington Harbor Gaming Complex.

         The Company believes that the Majestic Star Casino's ability to compete successfully in the riverboat gaming industry will be primarily based on the quality and location of its gaming facilities, the effectiveness of its marketing efforts, and overall levels of customer service and satisfaction. The Company believes that the construction of the parking facility will provide added competitive benefits to the Buffington Harbor Gaming Complex.

         For information regarding competition specific to the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

FINANCIAL INFORMATION ABOUT SEGMENTS

         For financial information regarding the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.

EMPLOYEES AND UNIONS

         At December 31, 2001, on a consolidated basis, the Company employed approximately 3,482 persons and had collective bargaining contracts with unions covering approximately 488 of its employees. The Company believes that its overall relations with its employees are good.

         At December 31, 2001, the Majestic Star Casino employed approximately 965 persons and the BHR Joint Venture employed approximately 366 persons. The Majestic Star Casino and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union ("H.E.R.E."), covering approximately 66 employees of the Majestic Star Casino and approximately 173 employees of the BHR Joint Venture. The Majestic Star Casino's H.E.R.E. members are exclusively in food and beverage positions. The agreements expired on June 30, 2001 and are currently being renegotiated. The BHR Joint Venture also has collective bargaining agreements with the Operating Engineers Union, covering approximately 14 employees of its facilities department. The agreement with the BHR Joint Venture expired on July 1, 2001 and a new agreement has been ratified and is in the process of being signed. The Majestic Star Casino also has a collective bargaining agreement with the Seafarers International Union that covers approximately 29 employees in the marine operations department. The agreement expires on July 10, 2003.

         In recruiting personnel, the Company is obligated, under the terms of an agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of 70% from racially minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana.

         For information regarding employees specific to the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

TRADE NAMES, TRADEMARKS AND SERVICES MARKS

         The Company owns certain trademarks which are integral to the business and operation of its riverboat gaming facility. The most significant of these are Majestic Star Casino (words and design), Majestic Star, Club Majestic, Club Majestic Premier, Change Your Luck! and We've Got Your Slots. Majestic Star Casino (words and design), Majestic Star and Club Majestic are currently registered in the United States Patent and Trademark Office ("PTO") and applications for registrations of the other above referenced trademarks have been filed in the PTO. Generally, registrations with the PTO last for ten years and may be renewed for additional ten-year periods.

         With respect to the Fitzgeralds properties, as part of the Fitzgeralds acquisition, Investor Holdings acquired proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business, including the "Fitzgeralds" mark. Fitzgeralds retained limited rights to use the "Fitzgeralds" mark.

SEASONALITY

         The gaming operations of the Company's properties may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties' results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, the Majestic Star Casino's operations are expected to be seasonal with stronger results generally expected during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Also, at Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

ENVIRONMENTAL MATTERS

         The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances, including the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company may incur material liability if contamination is discovered on any of its properties.

         For information regarding environmental matters specific to the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

GOVERNMENTAL REGULATION

         The ownership and operation of the Company's gaming facilities are subject to various state and local laws and regulations in the jurisdictions where they are located. The following is a summary of the provisions of the Indiana laws and regulations applicable to the Company's riverboat gaming facility and other laws and regulations applicable to the Company as a registered holding company in Nevada and Mississippi. For information regarding governmental regulations specific to the Fitzgeralds gaming facilities, please refer to the Investor Holdings 10-K. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.

Indiana Gaming Regulation

         The ownership and operation of the Majestic Star Casino is subject to regulation by the State of Indiana.

         In 1993, the State of Indiana passed the Riverboat Gambling Act that created the Indiana Gaming Commission (the "IGC"). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana and was authorized to award up to eleven gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana.

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

         In determining whether to grant or renew an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A person or entity holding a riverboat owner's license issued by the IGC may not own more than a ten percent interest in another such licensee. Legislation has been introduced during both the 2001 and 2002 Indiana legislative sessions that would allow a person or entity to own not more than two casinos. To date no such legislation has been enacted.

An owner's license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right pursuant to the Riverboat Gambling Act. On June 3, 1996, the Majestic Star Casino obtained a gaming license from the IGC. On August 23, 2001, the Company's riverboat ownership license was unanimously renewed by the IGC for a one year period beginning June 7, 2001.

         Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins. Each riverboat gaming excursion is limited to a maximum duration of four hours unless a longer excursion is expressly approved by the IGC. In January 2001, a bill providing for dockside gaming as well as increased gross wagering taxes was passed by the Indiana House of Representatives, one of the two legislative bodies of the Indiana General Assembly. A similar bill providing for dockside gaming was defeated by the Senate Rules Committee on March 28, 2001. In the 2002 regular session of the Indiana General Assembly, legislation was introduced to, among other things, authorize dockside gaming, authorize pari-mutuel pull tab gaming at two Indiana horse racing facilities and certain off track betting facilities, authorize a riverboat to be located in French Lick and West Baden, Indiana, make certain changes to the admission taxes and wagering taxes collected by the State of Indiana, allow a person or entity to own up to a 100% interest in not more than two riverboats and make various other changes in the Riverboat Gambling Act. Differing versions of this legislation passed each of the Indiana House of Representatives and the Indiana Senate and the legislation was assigned to a conference committee. The conference committee was unable to reconcile the differences between the House and Senate versions of the legislation, and the 2002 regular session of the Indiana General Assembly adjourned on March 14, 2002, without enacting this legislation. To date no such legislation has been enacted.

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

         An Indiana admission tax of $3.00 for each person admitted to each gaming excursion is imposed upon the license owner. Legislation has been introduced in the past that would increase the admission tax to $5.00 per person, and that would alter the way in which admission taxes are calculated, but to date, no such legislation has been enacted. The Company is unable to predict if this legislation will be reintroduced or if any other legislation introduced in Indiana related to riverboat gaming will be enacted. If legislation is enacted to increase the admission tax, the effect of such an increase could have a material impact on the results of operations of the Company. A 20% tax is imposed on the "adjusted gross receipts" received from gaming operations, which is defined under the Riverboat Gambling Act as the total of all cash and property received (including checks received by the licensee whether or not collected), less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed 2%). Legislation has been introduced as recently as the 2002 Indiana General Assembly session that would increase the tax and allow the riverboats to operate dockside and/or barge facilities, but to date, no such legislation has been enacted. The riverboat owner licensee must remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Indiana laws also permit the imposition of real property taxes on Indiana riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates.

         The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

         The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. The IGC is directed by Indiana statute to establish annual goals for a riverboat owner licensee for the use of minority and women business enterprises. Each riverboat owner licensee is required to submit annually to the IGC a report that included the total dollar value of contracts awarded for goods and services and the percentage awarded to minority and women's business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements. For the calendar year ended December 31, 2001, the Company has submitted unaudited reports to the IGC that it believes meets these statutory requirements.

         In addition, the Company and its affiliates are subject to restrictions on the incurrence of debt. A riverboat licensee and its affiliates may enter into debt transactions that total one million dollars or more only with the prior approval of the Indiana Gaming Commission. Such approval is subject to compliance with request procedures and a showing that each person with whom the riverboat licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Indiana Riverboat Gambling Act. The Company and Investor Holdings received such approval in mid-November 2001 in connection with the purchase of the Fitzgeralds assets and the issuance of the Investor Holdings Senior Secured Notes and a $15 million credit facility with Foothill Capital Corporation ("Investor Holdings Credit Facility").

Other Gaming Regulation

         The gaming licenses of the Fitzgerald Tunica and Fitzgerald Las Vegas gaming facilities are held by Barden Mississippi and Barden Las Vegas, respectively. Under the applicable gaming laws and regulations in Mississippi and Nevada, each direct and indirect owner of such licenses is required to be registered with the applicable gaming authorities and found suitable to own the stock of its direct subsidiary. Accordingly, Barden Development, Inc., an Indiana corporation and the sole owner and manager of the Company ("BDI"); the Company, the owner of Investor; and Investor Holdings, the owner of each of Barden Mississippi and Barden Nevada are "registered corporations" under and subject to applicable Mississippi and Nevada law. Violation of applicable laws and regulations by a registered corporation could subject such entity to substantial fines and, under certain circumstances, forfeiture of earnings and suspension or forfeiture of the gaming license.

Treasury Department Regulations

         The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

         Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

Compliance with Other Laws and Regulations

         The Company's operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages.

ITEM 2.  PROPERTIES

         The Company currently owns and operates the Majestic Star Casino in Gary, Indiana, and through its indirect subsidiaries, Fitzgeralds Tunica in Tunica County, Mississippi, Fitzgeralds Black Hawk in Black Hawk, Colorado, and Fitzgeralds Las Vegas in Las Vegas, Nevada.

Buffington Harbor, Gary, Indiana
--------------------------------

         The Majestic Star Casino operates from the Buffington Harbor Gaming Complex, which is shared with the Joint Venture Partner. Buffington Harbor is located at the interchange of U.S. 12 and Indiana State Highway 912, just off of I-80/94 and the Indiana Toll Road. The Buffington Harbor Gaming Complex is a two-level, 90,000 square foot structure containing a 352-seat buffet, a 110-seat steakhouse restaurant, several bars and lounges, gift shops and areas for staging and ticketing. The complex features a grand entrance, granite and marble floors, unique metallic finishes, two large fountains and a variety of lighting effects.

         The Buffington Harbor Gaming Complex is situated on an approximately 100-acre site, containing approximately 3,000 parking spaces, and offers valet parking and convenient bus loading and unloading facilities. The Buffington Harbor Gaming Complex includes a guest pavilion, vessel berths, parking lots and other common area facilities. The Buffington Harbor Gaming Complex has three food kiosks; Harbor Treats and Shou Ki Sushi, which are owned and operated by third parties, and Jackpot Java, which is owned and operated by BHR. Entertainment is also being provided in the Lakeshore lounge on weekends. Buffington Harbor has the largest concentration of gaming positions in the Chicago Market, offering patrons a total of approximately 3,500 gaming positions, which is greater than the number of gaming positions that exist at any other site in northwest Indiana. This number is also substantially greater than the number of gaming positions allowed at any individual Illinois gaming site, which is currently limited by Illinois gaming laws to 1,200. The Company believes that it has achieved operating cost savings and marketing advantages over its competitors as a result of the operation of two casinos at the same location.

         Buffington Harbor offers two cruising vessel casinos (one owned by the Company and the other owned by the Joint Venture Partner) with a staggered cruising schedule. As a result, patrons enjoy significantly reduced waiting times to board a casino. Specifically, the maximum scheduled waiting time for Buffington Harbor patrons is 30 minutes, compared to a maximum of 90 minutes in all other northwest Indiana gaming locations. Further, gaming customers in the Chicago area, Indianapolis, South Bend and Fort Wayne, Indiana, and Kalamazoo and Grand Rapids, Michigan can conveniently access Buffington Harbor.

         BHPA is constructing a parking garage which it intends to operate on the land formerly leased from Lehigh Portland Cement Company and purchased from GNC. The parking structure is expected to provide customers with approximately 2,000 covered parking spaces and indoor access to the Buffington Harbor Gaming Complex. Customers currently either park their automobiles in a remote self parking lot or use valet parking services. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase its net revenues and cash flow. Upon completion of the parking garage, the Company and the Joint Venture Partner each anticipate entering into identical leases with BHPA with lease payments sufficient to service BHPA's debt. Each party will receive a credit of up to 50% of the lease obligations if the other party (the Company or the Joint Venture Partner, as the case may be) makes lease payments. The Company expects the parking garage to open in May 2002.

         All of the Company's assets related to the Majestic Star Casino, including the vessel are subject to a lien in favor of the holders of the Majestic Star Senior Secured Notes and the lender under the Majestic Star Credit Facility.

Fitzgeralds Properties
----------------------

         Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee, and is the focal point of a heavily wooded, 50-acre site situated by the Mississippi River. Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. All of the Company's assets related to the Fitzgerald properties are subject to a lien in favor of the holders of the Investor Holdings Senior Secured Notes and the lender under the Investor Holdings Credit Facility.

         For further information regarding the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

         On June 25, 1997, a complaint was filed in an Illinois Cook County Court against Majestic Star Casino. The plaintiff, a former employee, was injured during and as a result of a routine boat drill attempt and is requesting compensatory and punitive damages totaling approximately $3.5 million. The suit alleges that Majestic Star Casino failed to provide adequate safety measures to their employees during these drills. The parties are in settlement negotiations. The Company does not believe that the resolution of this suit will have a material impact on the Company's financial position and results of operation.

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

         On March 2, 2000, the Company was issued a notice of audit findings, and on May 11 and 12, 2000, was issued notices of assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended 1996 and 1998. The Indiana Department of Revenue has taken the position that wagering taxes should not be classified as an allowable deductible expense for calculating state income taxes and therefore requires that wagering taxes be added back to net income to determine the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. This same finding has been protested by other Indiana casinos. The Company has filed an administrative protest and demand for hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                        (DOLLARS IN THOUSANDS)
                                                        Years Ended December 31,
                                            2001 (1)    2000       1999       1998       1997
                                            ----        ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:
           Net Operating Revenues (2)     $129,593    $113,433  $ 117,172  $ 114,188  $ 94,393
           Pre-opening Expenses              1,018          --         --         --     1,254
           Operating Income                 17,024      10,920     18,932     13,685       607
           Interest Expense, Net            15,628      14,105     14,605     14,991    11,046
           Income (Loss)
              Before Extraordinary Item     (1,551)     (5,367)     1,478     (4,473)  (13,887)
           Extraordinary Item                   --        (383)   (15,238)        --        --
           Net Loss                         (1,551)     (5,750)   (13,760)    (4,473)  (13,887)

OTHER DATA
           Adjusted EBITDA:  (3)            27,045      21,223     27,307     23,219    12,701

                                                           At December 31,
BALANCE SHEET DATA:                         2001 (1)    2000       1999       1998      1997
                                            ----        ----       ----       ----      ----
           Cash and Cash Equivalents      $ 25,925    $ 16,120   $ 20,145   $ 17,295  $  8,084
           Restricted Cash                   1,000       2,000      7,358         --    11,905
           Investment in BHR, Net           33,899      43,924     38,146     40,749    43,542
           Total Assets                    291,060     126,597    133,150    125,261   134,762
           Current Liabilities              37,144      21,795     21,311     11,109    11,699
           Long-Term Debt                  273,897     128,233    128,922    108,390   110,829
           Total Liabilities               311,041     150,028    150,233    128,259   133,286
           Members' Equity/(Deficit)       (19,981)    (23,431)   (17,083)    (2,998)    1,476


NOTES:
-----
1. Includes 25 days of operations for the Fitzgeralds properties and balance sheet data for the properties at December 31, 2001.

2. Net operating revenue is defined as gross revenues less promotional allowances.

3 Adjusted EBITDA represents earnings before interest, taxes on income, depreciation and amortization, and excludes: (i) $100,000 in costs associated with an abandoned acquisition for 1999; (ii) loss on bond redemption for 1999 and 2000; (iii) unused line of credit fees for 2000 and 2001; (iv) non-operating expenses associated with dockside lobbying initiatives, economic development and extraordinary items of $772,000 in 2000; (v) loss on investment in BHR; (vi) pre-opening costs of $1,018,000 associated with the acquisition of Fitzgeralds; and (vii) losses on disposals of assets. Adjusted EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information
----------------------------------------

         This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the construction of a covered parking facility located at the Company's gaming complex; the risk of the JV Partner not making its lease payments when due in connection with such parking facility; the ability to fund planned development needs and to service debt from existing operations; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues; admission taxes; taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers, or key employees; loss and/or retirement of key executives; our inability to timely and cost effectively integrate operations of the Fitzgeralds casinos; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; non-renewal of the Company's gaming license from the appropriate regulatory authorities; adverse results of significant litigation matters; and the continuing effects of recent terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

         For more information on these and other factors, see "Factors that May Affect Future Results." We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date thereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 14(a).

Overview
--------

         The Majestic Star Casino has been owned and operated by the Company since 1996. In December 2001, the Company, through a series of indirect wholly-owned subsidiaries acquired Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas.

         On a consolidated basis, gross revenues increased to $138.4 million in 2001 from $118.5 million in 2000, primarily as a result of the acquisition of the Fitzgeralds casino properties on December 6, 2001 and a 10.9% increase in slot revenue at Majestic Star Casino.

         Casino operations provided approximately 95.8% and 97.5% of the Company's gross revenues during 2001 and 2000, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing approximately 84.5% and 80.6% of such revenues during 2001 and 2000, respectively.

         The discussion below focuses on the results of the Majestic Star Casino as well as the Company and its subsidiaries on a consolidated basis, including 25 days of operations for the Fitzgeralds casino properties. For a discussion of the results of the 25 days of operations for the Fitzgeralds casino properties, please refer to the Investor Holdings 10-K.

Results of Operations
---------------------

         The following table sets forth information derived from the Company's statements of income expressed as a percentage of gross revenues.

        Consolidated Statements of Income -- Percentage of Gross Revenues

                                              For The Years Ended December 31,
                                                2001         2000          1999
                                                ----         ----          ----
Revenues: (2)
--------
      Casino                                   95.8%        97.5%         97.6%
      Rooms                                     0.8%         0.0%          0.0%
      Food and beverage                         2.4%         1.6%          1.6%
      Other                                     1.0%         0.9%          0.8%
                                          ------------------------------------
                                              100.0%       100.0%        100.0%
         Less promotional allowances           -6.3%        -4.2%         -2.5%
                                          ------------------------------------
         Net revenues                          93.7%        95.8%         97.5%
                                          ------------------------------------
Costs and Expenses: (2)
------------------
      Casino                                   18.4%        17.9%         16.2%
      Rooms                                     0.5%         0.0%          0.0%
      Food and beverage                         2.2%         2.0%          1.9%
      Other                                     0.1%         0.0%          0.0%
      Gaming taxes                             25.1%        27.3%         27.3%
      Advertising and promotions                5.7%         6.8%          5.7%
      General and administrative               19.5%        21.8%         20.6%
      Economic incentive - City of Gary         2.7%         2.7%          3.0%
      Depreciation and amortization             6.5%         7.7%          7.0%
      Pre-opening expenses                      0.7%         0.0%          0.0%
      Loss on disposal of assets                0.0%         0.4%          0.0%
                                          ------------------------------------
               Total costs and expenses        81.4%        86.6%         81.7%
                                          ------------------------------------
Operating income (2)                           12.3%         9.2%         15.8%
                                          ------------------------------------
Other Income (Expense):
---------------------

      Loss on investment in
         Buffington Harbor Riverboats, L.L.C.       -2.0%      -1.7%      -2.4%
      Interest income                                0.3%       0.8%       0.9%
      Interest expense                             -11.5%     -12.8%     -12.9%
      Other nonoperating expense                    -0.1%      -0.1%      -0.1%
                                                  ----------------------------
               Total other income (expense)        -13.3%     -13.8%     -14.5%
                                                  ----------------------------
Income (loss) before extraordinary item             -1.0%      -4.6%       1.2%
---------------------------------------           ----------------------------
Extraordinary item:
      Loss on bond redemption                        0.0%      -0.3%     -12.7%
Net loss:                                           -1.0%      -4.9%     -11.5%
                                                  ============================
Adjusted EBITDA:       (in millions) (1)          $ 27.0     $ 21.2     $ 27.3
----------------                                  ============================

(1) For a definition of Adjusted EBITDA, see Note 3 of Notes to Selected Consolidated Financial Data contained in Item 6.

(2) New accounting guidance, effective January 1, 2001, requires that the cost of the cash-back component of our Slot Club program, including promotional coupons, be treated as a reduction of revenues. These costs had previously been reflected in costs and expenses. The new guidance impacts only the classification of these costs on our income statement. It does not impact operating profit or EBITDA. The prior years' results have been reclassified to reflect the impact of implementing this new guidance.

2001 Compared to 2000
---------------------

         Consolidated gross revenues for the year ended December 31, 2001 amounted to approximately $138,367,000, an increase of $19,916,000 or 16.8% over gross revenues recorded in the year ended December 31, 2000. Majestic Star, for the year ended December 31, 2001, accounted for approximately $125,535,000 (90.7%), an increase of $7,084,000 compared to the year ended December 31, 2000. The 6.0% increase in gross revenues at Majestic Star was primarily attributable to a $10,114,000 or 10.9% increase in slot revenue partially offset by a $3,374,000 or 15.1% decline in table game revenues as a result of a 11.7% decrease in the table drop and a lower than anticipated table hold.

         Consolidated casino revenues during the year ended December 31, 2001 totaled approximately $132,554,000, of which slot machines accounted for approximately $112,211,000 (84.7%) and table games accounted for approximately $20,343,000 (15.3%). Majestic Star's casino revenues during the year ended December 31, 2001 totaled approximately $122,195,000, an increase of approximately $6,740,000 or 5.8%, of which slot machines accounted for approximately $103,200,000 (84.5%) and table games accounted for approximately $18,995,000 (15.5%). The average number of slot machines in operation was 1,423 during the year ended December 31, 2001, compared to 1,435 during the year ended December 31, 2000. The average win per slot machine per day increased to approximately $199 for the year ended December 31, 2001, from approximately $177 during the year ended December 31, 2000. During the year ended December 31, 2001, slot machine coin-in and win increased by approximately 6.2% and 10.9%, respectively, compared to the year ended December 31, 2000, resulting in a higher win per slot machine per day. The percentage increases in slot coin-in and win is partially attributed to an aggressive multi-media marketing campaign (including direct mail) emphasizing the tag line "Change Your Luck" combined with a reconfiguration of the casino gaming floor which optimized the available space to accommodate the casino patrons. The average number of table games in operation during the year ended December 31, 2001, decreased to 50 from 55 during the year ended December 31, 2000. The average win per table game per day during the year ended December 31, 2001, decreased to approximately $1,033, compared to approximately $1,108 during the year ended December 31, 2000. During the year ended December 31, 2001, the decline in table games revenues was attributable to a decline of approximately $16,311,000 or 11.7% in table drop and a decrease in the table hold from 16.0% to 15.4% in comparison to the prior year. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $67 during the year ended December 31, 2001, compared to an average daily win per state passenger count of approximately $37 and an average daily win per patron of approximately $68 during the year ended December 31, 2000.

         Consolidated room revenues totaled $1,079,000 or 0.78% of the gross revenue for the year ended December 31, 2001 and was attributed to the 25 days of operations for the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenue for the twelve months ended December 31, 2001 totaled approximately $3,319,000 or 2.4% of gross revenues, compared to approximately $1,925,000 or 1.6% of gross revenues for the year ended December 31, 2000. Majestic Star accounted for approximately

$2,129,000 or 64.1% of consolidated food and beverage revenue for the twelve months ended December 31, 2001, an increase of $204,000 or 10.6% compared to the year ended December 31, 2000.

         Consolidated other revenues totaled approximately $1,416,000 or 1.0% of consolidated gross revenues for the year ended December 31, 2001. Majestic Star accounted for approximately $1,212,000 or 85.6% of other revenues, compared to approximately $1,071,000 or 0.9% of gross revenues during the year ended December 31, 2000. Other revenue at Majestic Star consisted primarily of commission income.

         Consolidated promotional allowances deducted from the Company's gross revenues for the years ended December 31, 2001 and 2000, were approximately $8,774,000 or 6.3% of gross revenues and $5,018,000 or 4.2% of gross revenues, respectively. Of this amount Majestic Star accounted for $6,464,000 or 73.7% of consolidated promotional allowances, an increase of $1,446,000 or 28.8% compared to the year ended December 31, 2000. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 2001 and 2000, totaled approximately $805,000 and $435,000, respectively, and are characterized in the financial statements as an expense. BHR and other third-party operators of food kiosks invoice the Majestic Star monthly for these promotional allowances at cost, which approximates retail value.

         Consolidated casino operating expenses for the year ended December 31, 2001, totaled approximately $25,517,000 or 18.4% of gross revenues and 19.3% of casino revenues compared to approximately $21,180,000 or 17.9% of gross revenues and 18.3% of casino revenues, respectively, for the year ended December 31, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casino. Majestic Star accounted for approximately $21,406,000 or 17.1% of Majestic Star gross revenues and 17.5% of Majestic Star casino revenues compared to approximately $21,180,000 or 17.9% of gross revenues and 18.3% of casino revenues, respectively, for the year ended December 31, 2000. The dollar increase of $226,000 in casino operating expenses is primarily attributed to an increase of approximately $120,000 for gaming equipment rental and other various casino operating expenses.

         Consolidated gaming taxes totaled approximately $34,835,000 for the year ended December 31, 2001, compared to approximately $32,350,000 during the year ended December 31, 2000. Gaming taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. Majestic Star accounted for approximately $34,026,000 and $32,350,000 of gaming taxes during the years ended December 31, 2001 and 2000, respectively. An additional $3,667,000 was paid during the year ended December 31, 2001, compared to approximately $3,231,000 in the year ended December 31, 2000, to the City of Gary under an economic incentive agreement whereby Majestic Star pays 3% of adjusted gross receipts directly to the City.

         Advertising and promotion expenses includes salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the year ended December 31, 2001 totaled approximately $7,830,000 or 5.7% of gross revenues, compared to $8,020,000 or 6.8% for the year ended December 31, 2000. Of this amount, Majestic Star accounted for approximately $6,904,000 or 4.9% of gross revenues for the year ended December 31, 2001 and approximately $8,020,000 or 6.8% of gross revenues for the year ended December 31, 2000. The $1,116,000 or 13.9% decrease in advertising and promotion expenses during the year ended December 31, 2001 was primarily the result of a decrease in mass marketing expenditures partially offset by an increase in operating supplies.

         Consolidated general and administrative expenses for the year ended December 31, 2001 were approximately $26,934,000 or 19.5% of gross revenues, compared to $25,800,000 or 21.8% of gross revenues during the year ended December 31, 2000. Majestic Star accounted for approximately $25,364,000 or 94.2% of the general and administrative expenses for the year ended December 31, 2001 and $25,800,000 for the year ended December 31, 2000. These expenses included approximately $6,317,000 for berthing fees paid to BHR, $6,151,000 for marine operations including housekeeping, and $2,693,000 for security and surveillance operations during the year ended December, 31, 2001. The dollar decrease of $436,000 in these expenses is primarily attributed to a reduction of approximately $651,000 in berthing fees, partially offset by higher professional fees and fees to the Indiana Gaming Commission.

         Consolidated depreciation and amortization for the year ended December 31, 2001 was approximately $8,991,000 or 6.5% of gross revenues, compared to approximately $9,114,000 or 7.7% of gross revenues during the year ended December 31, 2000. Depreciation and amortization attributed to Majestic Star for the year ended December 31, 2001 was approximately $8,070,000 compared to approximately $9,114,000 during the year ended December 31, 2000. The dollar decrease totaled approximately $1,044,000, of which approximately $491,000 is depreciation expense and approximately $553,000 is amortization expense. The decrease for the year ended December 31, 2001 is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized.

         The consolidated operating income for the year ended December 31, 2001 was approximately $17,024,000 or 12.3% of gross revenues, compared to an operating income for the year ended December 31, 2000 of $10,920,000 or 9.2% of gross revenues. Operating income attributed to the Majestic Star for the year ended December 31, 2001 was approximately $17,302,000 or 13.8% of gross Majestic Star revenues. During the year ended December 31, 2001, Majestic Star had a net loss on the disposition of assets totaling approximately $12,000. The $6,382,000 or 58.4% increase is attributed to a 6.0% increase in gross Majestic Star revenues partially offset by increased expenses as previously discussed.

         The consolidated net interest expense for the year ended December 31, 2001 was $15,628,000 or approximately 11.3% of gross revenues compared to $14,105,000 or approximately 11.9% for the same period last year. Net interest expense attributed to the Majestic Star for the year ended December 31, 2001 was $14,636,000 or approximately 10.6% of gross revenues, compared to $14,105,000 for the same period last year. The $531,000 increase in net interest expense at Majestic Star is primarily attributed to a $712,000 decrease in interest income, partially offset by a $181,000 increase in interest expense associated with the line of credit.

         The Company's expense on the redemption of its 12-3/4% Senior Secured Notes for the year ended December 31, 2000 was approximately $382,500 and is classified as an extraordinary item. The loss relating to its investment in BHR (primarily for depreciation and amortization) for the years ended December 31, 2001 and 2000 was approximately $2,798,000 and $2,059,000, respectively. Costs of approximately $6,317,000 and $6,968,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income for the years ended December 31, 2001 and 2000, respectively. Other non-operating expenses of $149,000 and $125,000 for the years ended December 31, 2001 and 2000, respectively, represent fees associated with the line of credit.

         As a result of the foregoing, the Company realized a consolidated loss of approximately

$1,551,000 during the year ended December 31, 2001, compared to a loss (before the extraordinary item) of $5,368,000 during the year ended December 31, 2000. The Majestic Star realized a loss of $280,000 during the year ended December 31, 2001, compared to a loss (before the extraordinary item) of $5,368,000 during the year ended December 31, 2000. The Majestic Star net losses were approximately $280,000 and $5,750,000 during the years ended December 31, 2001, and 2000, respectively.

2000 Compared to 1999
---------------------

         Gross revenues for the year ended December 31, 2000 amounted to approximately $118,451,000, a decrease of $1,726,000 over gross revenues recorded in the year ended December 31, 1999. The 1.4% decrease in gross revenues was primarily attributable to a $5,400,000 decline in table game revenues primarily as a result of a 5.4% decrease in table drop and a lower than anticipated table hold partially offset by a $3,600,000 or 4.0% increase in slot revenues.

         Casino revenues during the year ended December 31, 2000 totaled approximately $115,455,000, of which slot machines accounted for approximately $93,086,000 (80.6%) and table games accounted for approximately $22,369,000 (19.4%). The average number of slot machines in operation was 1,435 during the year ended December 31, 2000, compared to 1,436 during the year ended December 31, 1999. The average win per slot machine per day increased to approximately $177 for the year ended December 31, 2000, from approximately $171 during the year ended December 31, 1999. During the year ended December 31, 2000, slot machine coin-in and win increased by approximately 3.8% and 4.0%, respectively, compared to the year ended December 31, 1999, resulting in a higher win per slot machine per day. The percentage increases in slot coin-in and win is partially attributed to an aggressive multi-media marketing campaign emphasizing the registered tag line "We've Got Your Slots"(C) combined with a reconfiguration of the casino gaming floor which optimized the available space to accommodate the casino patrons. The average number of table games in operation during the year ended December 31, 2000 decreased to 55 from 58 during the year ended December 31, 1999. The average win per table game per day during the year ended December 31, 2000 decreased to approximately $1,108, compared to approximately $1,314 during the year ended December 31, 1999. During the year ended December 31, 2000, the decline in table games revenues were attributable to a decline of approximately $7,904,000 or 5.4% in table drop and a decrease in the table hold from 18.8% to 16.0% in comparison to the prior year. The average daily win per state passenger count was approximately $38 and the average daily win per patron was approximately $67 during the year ended December 31, 2000, compared to an average daily win per state passenger count of approximately $37 and an average daily win per patron of approximately $67 for the year ended December 31, 1999.

         Food and beverage revenues for the twelve months ended December 31, 2000 totaled approximately $1,925,000 or 1.6% of gross revenues, compared to approximately $1,949,000 or 1.6% of gross revenues for the year ended December 31, 1999. Other revenues totaled approximately $1,071,000 or 0.9% of gross revenues for the year ended December 31, 2000, consist primarily of commission income, compared to approximately $960,000 during the year ended December 31, 1999.

         Promotional allowances included in the Company's gross food and casino revenues for the year ended December 31, 2000 and 1999 were approximately $5,018,000 and $3,005,000, respectively. Promotional allowances provided to the Company's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 2000 and 1999 totaled approximately $435,000 and $758,000, respectively, and are characterized in the financial statements as an expense. BHR and other third-party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

         Casino operating expenses for the year ended December 31, 2000 totaled approximately $21,180,000 or 17.9% of gross revenues and 18.3% of casino revenues compared to approximately $19,443,000 or 16.2% of gross revenues and 16.6% of casino revenues for the year ended December 31,

1999. These expenses are primarily comprised of salaries, wages and benefits, and operating expenses of the casino. The dollar increase of $1,737,000 in casino operating expenses is primarily attributed to approximately $669,000 for gaming equipment rental primarily for participation games including Wheel of Fortune(C), Jeopardy(C) and Monopoly(C), approximately $400,000 associated with Club Majestic and approximately $248,000 for repair and maintenance of gaming equipment, primarily to upgrade bill validators and monitors on video games.

         Gaming taxes totaled approximately $32,350,000 for the year ended December 31, 2000, compared to approximately $32,900,000 for the year ended December 31, 1999. These taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. An additional $3,231,000 was paid during the year ended December 31, 2000, compared to approximately $3,626,000 in the year ended December 31, 1999, to the City of Gary under an economic incentive agreement whereby the Company pays 3% of the adjusted gross receipts directly to the City.

         Advertising and promotion expenses for the year ended December 31, 2000 totaled approximately $8,020,000 or 6.8% of gross revenues, compared to approximately $6,816,000 or 5.7% of gross revenues during the year ended December 31, 1999. Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. The $1,204,000 or 17.7% increase in advertising and promotion expenses during the year ended December 31, 2000 was primarily the result of an increase of $456,000 in television advertising and $414,000 in postage and direct mail advertising as part of undertaking an aggressive and integrated brand image campaign that was conducted during the first and second quarters of 2000.

         General and administrative expenses for the year ended December 31, 2000 were approximately $25,800,000 or 21.8% of gross revenues, compared to $24,738,000 or 20.6% of gross revenues during the year ended December 31, 1999. These expenses included approximately $6,968,000 for berthing fees paid to BHR, $6,402,000 for marine operations including housekeeping, and $2,608,000 for security and surveillance operations during the year ended December 31, 2000. The dollar increase of $1,062,000 in these expenses is primarily attributed to approximately $380,000 in payroll and related expenses, an increase of approximately $326,000 in insurance related expenses and approximately $250,000 for acquisition related expenses incurred by Majestic Investor, LLC, an unrestricted subsidiary.

         Depreciation and amortization for the year ended December 31, 2000 was approximately $9,114,000 or 7.7% of gross revenues, compared to approximately $8,375,000 or 7.0% of gross revenues, during the year ended December 31, 1999. The dollar increase totaled approximately $739,000, of which approximately $514,000 is depreciation expense and approximately $225,000 is amortization expense. The dollar increase for the year ended December 31, 2000 is primarily attributable to new machinery and equipment placed into service during the past year and amortization of the debt issue costs associated with the June 1999 issuance of the 10 7-8% Senior Secured Notes.

         Operating income for the year ended December 31, 2000 was approximately $10,920,000 or 9.2% of gross revenues, compared to an operating income for the year ended December 31, 1999 of $18,931,000, or 15.7% of gross revenues. During the year ended December 31, 2000, the Company had a net loss on the disposition of assets totaling approximately $417,000. The $8,011,000 or 42.3% decrease in operating income is principally attributable to increased expenditures of approximately $4,494,000 associated with casino operations, a decrease in gross revenues of approximately $1,726,000 and approximately $1,062,000 in increased general and administrative expenses including $125,000 in non-operating expenses, and approximately $250,000 for acquisition related expenses incurred by Majestic Investor, LLC, an unrestricted subsidiary, and an increase of approximately $739,000 for depreciation and amortization as previously discussed.

         Net interest expense for the year ended December 31, 2000 was $14,105,000 or approximately

11.9% of gross revenues, compared to $14,605,000 or approximately 12.2% for the same period last year. The $500,000 decrease in net interest expense is primarily attributable to the refinancing of the 12-3/4% Senior Secured Notes with Contingent Interest and the repayment of the $8.8 million demand note to BDI both of which occurred during the second quarter of 1999.

         The Company's expense on the redemption of its 12-3/4% Senior Secured Notes for the years ended December 31, 2000 and 1999 was approximately $382,500 and $15,238,000, respectively, and is classified as an extraordinary item. The loss relating to its investment in BHR for the years ended December 31, 2000 and 1999 was approximately $2,059,000 and $2,848,000, respectively. Costs of approximately $6,968,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income. Other non-operating expenses of $125,000 for the year ended December 31, 2000 represent fees associated with the line of credit.

         As a result of the foregoing, the Company realized a loss (before the extraordinary item) of $5,368,000 during the year ended December 31, 2000, compared to income (before the extraordinary item) of $1,478,000 in the year ended December 31, 1999. Net losses were approximately $5,750,000 and $13,760,000 during the years ended December 31, 2000 and 1999, respectively.

Earnings Before Interest, Income Taxes, Depreciation and Amortization

         Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Consolidated Adjusted EBITDA during the twelve months ended December 31, 2001 was approximately $27,045,000. Adjusted EBITDA attributed to the Majestic Star during the twelve months ended December 31, 2001 was approximately $25,385,000 or 20.2% of gross Majestic Star revenues, compared to approximately $21,223,000 or 17.9% of gross Majestic Star revenues during the twelve months ended December 31, 2000. The $4,162,000 increase in Adjusted EBITDA at Majestic Star is primarily the result of a decrease in operating expenditures and an increase in casino revenue. Adjusted EBITDA during 2001 excludes pre-opening costs, loss on investment in BHR, line of credit fees and loss on disposal of assets. Adjusted EBITDA during 2000 excludes loss on bond redemption, loss on investment in BHR, line of credit fees, loss on disposal of assets, and $772,000 of non-operating expenses associated with dockside lobbying initiatives, economic development and extraordinary items.

         Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

         At December 31, 2001, the Company had cash and cash equivalents of approximately $25.9 million. This amount included $17.7 million at Majestic Investor Holdings, LLC and $8.2 million at Majestic Star. During the year ended December 31, 2001, the Company's capital expenditures were approximately $5.0 million, which included approximately $2.5 million for vessel and barge improvements, $2.2 million for slot machines and other gaming equipment, $140,000 for furniture and equipment, and $132,000 for computer equipment and software. These capital expenditures include an additional $2.2 million for the settlement of disputed use tax payments associated with the chartered vessel and the subsequent construction of the permanent vessel. The Company also made a capital contribution of approximately $215,000 to BHR during the year ended December 31, 2001.

         The Company, including the accounts of Majestic Investor, LLC, has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the year ended
December 31, 2001, net cash provided by operating activities totaled approximately $12.4 million, compared to net cash provided by operating activities of approximately $4.7 million during the year ended December 31, 2000. At Majestic Star for the year ended December 31, 2001, net cash provided by operating activities totaled approximately $8.8 million and cash used by investing activities totaled approximately $4.4 million, compared to approximately $6.2 million provided by operating activities and $19.8 million used in investing activities, during the year ended December 31, 2000. At the Majestic Star for the year ended December 31, 2001, cash used by financing activities totaled approximately $8.8 million, which included net repayments of $7.8 million under the line of credit facility, compared to $6.0 million provided by financing activities during the year ended December 31, 2000. As of April 1, 2002, there are no outstanding borrowings under the Majestic Star Credit Facility.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, principally dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

New Accounting Principles

         We have adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which required the cash-back component of the Company's Slot Club reward program, including promotional coupons, be classified as a reduction of revenues.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We applied SFAS No. 141 for our acquisition of the Fitzgeralds assets.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, our acquisition of the Fitzgeralds assets was immediately subject to the provisions of SFAS No. 142. We will test these assets for impairment at least annually.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by us on January 1, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

         Revenue Recognition - Casino revenues is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenue is recognized at the time the related service is performed.

         Goodwill - We have approximately $10.6 million of goodwill recorded on our balance sheet at December 31, 2001 related to the acquisition of the Fitzgeralds properties. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         Property and Equipment - At December 31, 2001, we have approximately $170.2 million of net property and equipment recorded on our balance sheet. Third-party valuations were obtained for property and equipment and intangible assets acquired in connection with the Fitzgeralds acquisitions. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

         Slot Club Liability - The Fitzgeralds casinos offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Fitzgeralds casinos' redemption history. This liability can be impacted by changes in the program, increases in membership and changes in the redemption patterns of the participants.

         Litigation, Claims and Assessments - We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

Contractual Commitments:

         The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases at December 31, 2001.

                           -----------------------------------------------------------------------------------------------
                                                                Payments Due By Year
                           -----------------------------------------------------------------------------------------------
Contractual Obligations       2002         2003         2004        2005          2006        Thereafter        Total
                           ------------ ------------ ------------ ---------- --------------- -------------- --------------
Long-Term Debt              $        -   $        -   $        -   $      -   $ 128,556,629   $145,085,432   $273,642,061
Capital Leases                 156,574      133,066       84,346     37,460               -              -        411,446
Operating Leases             1,422,407    1,254,338      972,948    811,604         774,092        774,092      6,009,481
                           ------------ ------------ ------------ ---------- --------------- -------------- --------------
     Total                  $1,578,981   $1,387,404   $1,057,294   $849,064   $ 129,330,721   $145,859,524   $280,062,988

                                   -----------------------------------------------------------------------------------------
                                                                     Payments Due By Year
                                   -----------------------------------------------------------------------------------------
Other Commercial Commitments           2002         2003        2004        2005        2006     Thereafter       Total
                                   -------------- ---------- ----------- ----------- ----------- ----------- ---------------
Lines of Credit                     $  6,500,000  $       -   $       -  $        -   $       -   $       -   $ 6,500,000
     Total                          $  6,500,000  $       -   $       -  $        -   $       -   $       -   $ 6,500,000


FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Substantial Debt

Our significant indebtedness could adversely affect our financial health.

         We have a significant amount of debt. We currently have outstanding $130 million of long-term debt represented by the Majestic Star Senior Secured Notes and $152.6 million of long-term debt represented by the Investor Holdings Senior Secured Notes. In addition, the Majestic Star Indenture will permit us to incur additional debt in certain circumstances, including to finance the purchase of furniture and equipment.

         Our high level of debt could have significant effects on our business. For example, it could, among other things:

         . make it more difficult for us to satisfy our obligations with respect to the Majestic Star Senior Secured Notes and our other outstanding indebtedness;

         . increase our vulnerability to adverse economic and industry conditions or a downturn in our business;

         . result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the Majestic Star Indenture or in the Majestic Star Credit Facility, which event of default could result in all of our indebtedness becoming immediately due and payable and would permit some or all of our lenders to foreclose on our assets securing such indebtedness;

         . limit our ability to fund or obtain additional financing for future working capital, capital expenditures and other general financial requirements;

         . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes;

         . limit our flexibility in planning for, or reacting to, changes in our business and industry; and

         . place us at a competitive disadvantage compared to our competitors that have less debt.

         The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to generate sufficient cash flow to service our debt.

         We might not be able to generate sufficient cash flow to service our debt, to repay the Majestic Star Senior Secured Notes when due or to meet unanticipated capital needs or shortfalls in our projections. We plan to be able to service our debt and repay the Majestic Star Senior Secured Notes when due with cash from operations. Our ability to generate sufficient cash flow to satisfy our obligations will depend on the future performance of our gaming operations, which is subject to many economic, political, competitive, regulatory and other factors that we are not able to control. However, if cash flows from operations are not sufficient to satisfy our obligations, we may need to seek additional financing in the debt or equity markets, refinance the Majestic Star Senior Secured Notes, sell selected assets or reduce or delay planned activities and capital expenditures. Any such financings or sale of assets might not be available on economically favorable terms, if at all, and may be difficult because of governmental restrictions on ownership. In the event that we are left without sufficient liquidity to meet our debt service requirements, an event of default would occur under the Majestic Star Indenture and the Majestic Star Credit Facility. The Majestic Star Senior Secured Notes and the Majestic Star Credit Facility are secured by substantially all of the Majestic Star casino's current and future assets.

The Majestic Star Indenture and the Majestic Star Credit Facility contain covenants that significantly restrict our operations.

         The Majestic Star Indenture and the Majestic Star Credit Facility does, and any other future debt agreement will, contain numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business. These covenants will place restrictions on our ability and the ability of our subsidiaries to, among other things:

         .        incur more debt;

         . pay dividends, redeem or repurchase our stock or make other distributions;

         .        make acquisitions or investments;

         .        use assets as security in other transactions;

         .        enter into transactions with affiliates;

         .        merge or consolidate with others;

         .        dispose of assets or use asset sale proceeds;

         .        create liens on our assets; and

         .        extend credit.

         The Majestic Star Credit Facility also requires us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control.

Risks Related to Our Business

We may be unable to successfully integrate the three Fitzgeralds casinos, and we may not realize any of the anticipated benefits of the acquisition.

         We acquired the three Fitzgeralds casino properties from Fitzgeralds and certain of its affiliates on December 6, 2001. We cannot assure you that we will be able to integrate or manage the Fitzgeralds properties effectively or realize any of the anticipated benefits of the acquisition, including expected cost reductions. Our ability to integrate the three Fitzgeralds casino properties, to realize the expected cost reductions and to achieve our objectives in connection with the Fitzgeralds acquisition is highly dependent on, among other things, our ability to maintain effective senior management teams at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. We plan to maintain such management through retention of certain current executives, relocation of certain Majestic executives to the Fitzgeralds properties and the attraction of new executives. If, for any reason, these executives do not continue to be active in management after the acquisition, or we fail to attract capable new executives, our operations after consummation of the Fitzgeralds acquisition could be materially adversely affected. In addition, certain of our executives provide management services to Investor Holdings and its subsidiaries and to Majestic Star. Accordingly, such executives will not be able to devote all of their time to Majestic Star.

We face significant competition in each market where we operate.

         We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. Our properties compete principally with other gaming properties in or near California, Illinois, Indiana, Nevada, Mississippi and Colorado. In some of these jurisdictions, competition is expected to intensify as new gaming operations enter these markets and existing competitors consolidate with one another or expand or enhance their operations. In addition, we compete with gaming facilities nationwide, including casinos located on Indian reservations and other land-based casinos in Nevada and Atlantic City, as well as elsewhere, not only for customers but also for employees and potential future gaming sites. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on-and off-track wagering and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future. Additionally, if gaming were legalized in jurisdictions near our properties where gaming currently is not permitted, we would face additional competition.

         Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

Extensive government regulation continuously impacts our operations.

         The ownership, management and operation of gaming facilities is subject to extensive laws, regulations and ordinances which are administered by various federal, state and local government entities and agencies. The gaming authorities located in the jurisdictions in which we operate have broad authority and discretion to require us and our officers, directors, managers, members, employees and certain security holders to obtain various licenses, registrations, permits, findings of suitability and other approvals. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines or forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions would have a material adverse effect on us.

         Government regulations require us to:

         .   pay gaming fees and taxes in each state where we operate a casino;

         . obtain a gaming license in each state where we operate a casino, which we must have renewed periodically and which may be suspended or revoked if we do not meet detailed regulatory requirements;

         .   receive and maintain federal and state environmental approvals; and

         . receive and maintain local licenses to sell alcoholic beverages in our casinos.

         No assurances can be given that any new gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals, particularly those related to any proposed expansion, will be given or that existing ones will be renewed when they expire. We know of no reason why our existing gaming licenses would not be renewed or maintained, or why new licenses would not be granted to us; however, any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

         The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations of our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business or financial results.

Legislation at local referenda on gaming may restrict or adversely impact our operations.

         The casino entertainment industry is subject to political and regulatory uncertainty. In some of the jurisdictions in which we currently operate or from which we attract customers, or in which we may expand, gaming is subject to local referenda. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations could be negatively impacted.

Many of our employees belong to unions; any labor disruptions, work stoppages or significant union imposed wage increases could have an adverse impact on our business.

         As of December 31, 2001, the Majestic Star Casino employed approximately 965 people and the BHR Joint Venture employed approximately 366 people. Any labor disruptions or work stoppages could have a material adverse effect on our operations. A significant number of such employees are unionized.

Energy price increases may adversely affect our costs of operations and our revenues.

         Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States will negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which could negatively impact our revenues.

The casino industry generally is dependent on a number of factors that are beyond our control.

         The economic health of the casino industry is affected by a number of factors that are beyond our control, including: (i) general economic conditions;
(ii) levels of disposable income of casino patrons; (iii) increased transportation costs resulting in decreased travel by patrons; (iv) local conditions in key gaming markets, including seasonal and weather-related factors; (v) increase in gaming taxes or fees; (vi) competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products; and (vii) the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar. Any of these factors could negatively impact the casino industry generally, and as a result, our revenues and results of operations.

Continuing effects of the terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C., and any future occurrences of terrorist or other destabilizing events, could negatively affect our revenues and cash flow.

         On September 11, 2001, the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. were attacked by terrorists using hijacked airplanes. The effects of these events have included a decline in vacation travel and tourism due to, among other factors, fears regarding additional acts of terrorism, and reduced operations by airlines due to decreased demands for air travel, new security directives and increased costs. The magnitude and duration of these effects is unknown and cannot be predicted. Any decline in vacation travel and tourism could adversely affect our revenues, particularly with respect to Fitzgeralds Las Vegas, where the majority of our customers rely on air travel to visit our casino property. Continued or even worsening negative market conditions related to those terrorist actions, any future occurrences of terrorist or other destabilizing events, and other actions that perpetuate a climate of war could cause existing and potential customers to further delay and cancel travel, convention and vacation plans, could decrease wagering and increase costs, and as a result could adversely affect our revenues and cash flow in the future.

We are prohibited by the Majestic Star Indenture from engaging in certain transactions with Investor and Investor Holdings

         We are prohibited from engaging in transactions with Investor, Investor Holdings and its subsidiaries other than on an arms length basis and, if a proposed transaction exceeds $2.0 million in value, we may only participate in such transaction with the approval of a majority of the disinterested members of our board of managers or following receipt of a written fairness opinion from a nationally recognized investment banking firm stating that the transaction is fair to us from a financial point of view. Such restrictions could have an adverse effect on us by limiting our ability to engage in transactions with Investor, Investor Holdings and its subsidiaries, which could potentially impact any synergies we realize from the Fitzgeralds acquisition.

Any failure by the Joint Venture Partner to fund operations or make lease payment, or any significant conflicts between us and our Joint Venture Partner could have an adverse effect on the operations of the Buffington Harbor Gaming Complex, which would adversely affect our business

         In 1995, we formed the BHR Joint Venture with the Joint Venture Partner to develop and operate the dockside pavilion and common areas of the Buffington Harbor Gaming Complex. Efficient operation of the BHR Joint Venture to support our casino will depend upon our continuing ability, as well as that of our Joint Venture Partner, to fund day-to-day operations and agree on related business matters. In addition, the Joint Venture Partner is required to make lease payments related to the parking facility and we receive a 50% credit towards our lease obligations. Any failure by the Joint Venture Partner to fund operations of the BHR Joint Venture when required or make the lease payments related to the parking facility (including its obligations under the BHPA lease), or any significant conflict in this relationship that is not promptly resolved, would adversely affect the operations of the gaming complex. A significant disruption in the business of the gaming complex is likely to adversely affect the operations of the Majestic Star Casino and our ability to generate revenues.

Many factors affecting the labor pool in Indiana could increase our labor costs

         We are dependent upon the available labor pool of unskilled and semi-skilled employees. We are also subject to the Fair Labor Standards act, which governs such matters as minimum wage, overtime and other working conditions. In addition, our agreement with the City of Gary, Indiana, requires us to use our best efforts to have an employee base comprised of 70% racial minorities, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana. A shortage in the labor pool, especially in the City of Gary and in Lake County, or other general inflationary pressures or changes in applicable state or federal minimum wage or other labor laws, could result in increased labor costs to us.

We are subject to potential exposure to environmental liabilities

         The Buffington Harbor Gaming Complex is located on a site where prior industrial operations and activities may have resulted in contamination of the environment. As the owner and operator of the Majestic Star Casino and a member of the BHR Joint Venture, we could be held responsible for the costs of addressing any contamination. Our liability under applicable environmental laws may be imposed without regard to whether we knew of, or were responsible for, the presence of hazardous substances and, in some cases, may not be limited to the value of the affected property. There can be no assurance that further development of the facility, including the proposed new parking facility, or of a new harbor, and the related construction, will not identify environmental contamination. If this were to occur, the costs of remediation or the disruption to our business could adversely affect our operations and may also adversely affect our ability to sell, lease or operate the property or to borrow against it. Neither we nor the BHR Joint Venture is entitled to indemnification from any prior owners or operators of the site with respect to environmental matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any financial instruments held for traditional purposes, such as trading or other speculative purposes, and does not hedge any of its market risks with derivative instruments.

         The Company's primary market risk exposure relates to interest risk exposure through its borrowings and third-party financing, including the Majestic Star Credit Facility, under which any interest accrues on a floating rate basis. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its third-party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors.

         The Majestic Star Credit Facility has a maximum credit line of $20.0 million. Assuming we have borrowed against the maximum available under the Majestic Star Credit Facility, a one-half percentage point change in the underlying variable rate would result in a change in related interest expense of $100,000. Additionally, should we assume variable rate debt in the future, we will be subject to market risk, which is the risk of loss from changes in market prices and interest rates.

         At April 1, 2002, Majestic Star had no outstanding borrowings under its credit facility.

         In addition, we have approximately $130.0 million principal amount of notes outstanding under the Majestic Star Indenture. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest and therefore, such instruments generally do not have an impact on future earnings. However, as our fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt incurred to fund repayments under maturing facilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 2001. The Company does not have directors since it is a limited liability company.

      Name and Age                                      Position(s) Held
      ------------                                      ----------------
Don H. Barden, 58            Chairman, President and Chief Executive Officer

Michael E. Kelly, 40         Executive Vice President, Chief Operating and
                             Financial Officer and Secretary

         Don H. Barden, is the Chairman, President and Chief Executive Officer of the Company and, since November 16, 1993, Chairman and President of BDI, with responsibility for key policy making functions. Since their formations, Mr. Barden is also President and Chief Executive Officer of Investor and Manager of Investor Holdings; Barden Colorado Gaming, LLC and Barden Mississippi Gaming LLC; Chairman, President and Chief Executive Officer of Investor Holdings, Majestic Investor Capital Corp. ("Investor Capital"), Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC. Mr. Barden also has served as a director of Investor Capital since its formation. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the past 30 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade.

         Michael E. Kelly, is the Executive Vice President, Chief Operating and Financial Officer and Secretary of the Company since January 1, 1999, with overall responsibility for the daily operations. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of the Company with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly assumed the responsibility for management of daily operations and related activities of the Company effective October 17, 1998. From October 1998 through October 2001, Mr. Kelly also served as the Company's General Manager. Mr. Kelly is a Vice President of BDI since April 1996 and director of Majestic Investor Capital Corp. since its formation. Since their formation, Mr. Kelly is also Executive Vice President, Chief Operating and Financial Officer of Investor; Manager of Investor Holdings, and Barden Mississippi Gaming, LLC; Executive Vice President, Chief Operating and Financial Officer and Secretary of

Investor Holdings, Investor Capital, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC; Director of Majestic Investor Capital Corp. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgeralds Tunica from July 1994 to November 1995. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates. From 1982 to 1991, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada and by the Fitzgeralds Group in Reno and Las Vegas, Nevada.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned for services performed for the Company during the three fiscal years ended December 31, 2001 by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation earned for services performed for the Company, Investor and, following its formation in September of 2001, Investor Holdings, and each of its subsidiaries, during the years shown below by our Chief Executive Officer and our other executive officer. All compensation is paid by the Company.

                                                                             Annual
                                                                          Compensation(1)                   All Other
         Name and Position                                    Year            Salary         Bonus        Compensation(2)
         -----------------                                    ----            ------         -----        ---------------
         Don H. Barden (3)                                    2001           $332,788      $     --             $ 1,271
             Chairman, President and Chief                    2000            331,250            --                 920
             Executive Officer                                1999            289,000            --               1,139

         Michael E. Kelly (3)                                 2001           $296,635      $175,000             $24,901
             Executive Vice President, Chief                  2000            280,000       100,000              18,589
             Operating and Financial Officer                  1999            275,000        70,000              14,919
             and Secretary

__________________
(1) The incremental cost to the Company of providing perquisites and other personal benefits did not exceed, as to any "Named Executive Officer," the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(2) Amounts represent contractual payments under individual employment agreements. In 2001, the Company contributed a 401(k) match of $17,530 to Mr. Kelly, and Mr. Kelly was also reimbursed by the Company $4,647 for non-deductible medical plan expenditures. In 2001, life insurance premiums of $1,271 and $2,724 were paid by the Company on behalf of Messrs. Barden and Kelly, respectively. In 2000, the Company contributed a 401(k) match of $11,520 to Mr. Kelly, and Mr. Kelly was also reimbursed by the Company $5,045 for non-deductible medical plan expenditures. In 2000, life insurance premiums of $920 and $2,024 were paid by the Company on behalf of Messrs. Barden and Kelly, respectively. In 1999, the Company contributed a 401(k) match of $7,601 to Mr. Kelly, and Mr. Kelly was also reimbursed $4,904 for non-deductible medical plan expenditures. In 1999, life insurance premiums of $1,139 and $2,414 were paid on behalf of Messrs. Barden and Kelly, respectively.

(3) All of Mr. Barden's and Mr. Kelly's compensation is paid by the Company, but a portion of such compensation is reimbursed by Investor Holdings through an expense sharing agreement. See Item 13 - "Certain Relationships and Related Transactions."

Employment Agreements

         Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with the Company.

         Mr. Kelly serves as our Executive Vice President, Chief Operating and Financial Officer and Secretary pursuant to a three-year employment agreement with the Company dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the consolidated Company's performance. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in the Company's 401(k) plan, together with a $100,000 signing bonus and an interest-free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

Compensation Committee Interlocks and Insider Participation

         The Company has no standing Compensation Committee. All compensation decisions are made by BDI, the sole manager of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

         The Company is indirectly wholly-owned by Don H. Barden, its Chairman, President and Chief Executive Officer.

         The following table sets forth certain information, as of April 1, 2002, with regard to the beneficial ownership of the membership interests in the Company.

             Name and Address of Beneficial Owner                 % Ownership
             ------------------------------------                 -----------

             Don H. Barden                                            100.0% (1)
             163 Madison Avenue, Suite 2000
             Detroit, Michigan 48226

(1) Includes the membership interests in the Company beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Related Parties

         Interest of $185,750 remains outstanding at December 31, 2001 on a $2.0 million note made by Investor to BDI. The note was later assigned to Investor Holdings from Investor. BDI paid the principal of the note in conjunction with the closing of the Fitzgeralds acquisition on December 6, 2001.

         During 2001, Investor made a $700,000 loan to BDI and the Company made a $300,000 employee loan to Mr. Barden. These loans accrue interest at 7% per annum and are due on December 12, 2002.

Management Agreement

         A Management Agreement was entered into on June 18, 1999 with BDI to provide for, among other things, a management fee payable by the Company to BDI for acting as our manager. The fees for each fiscal quarter will be equal to 5% of the Company's Consolidated Cash Flow (as defined in the Indenture for the Majestic Star Senior Secured Notes) for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Majestic Star Indenture or if the Company does not meet certain financial ratios as provided in such Indenture. For the three month periods ending September 30, 1999, December 31, 1999 and March 31, 2000, approximately $325,000, $282,000, and
$315,000, respectively, was paid to BDI in accordance with the Management Agreement. No management fees were paid for the period April 1, 2000 through September 30, 2001 since the Company has not met certain financial ratios as provided in the Majestic Star Indenture. For the three months ended December 31, 2001, approximately $280,000 was paid to BDI in accordance with the Management Agreement.

Expense Sharing Agreement

         Pursuant to an expense sharing agreement entered into on October 22, 2001, Investor Holdings will reimburse the Company for sixty percent (60%) of
(i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance and supplies,
(ii) rent and (iii) other similar costs and expenses paid by the Company. These executives and employees will provide services to both the Company and to Investor Holdings and its subsidiaries. Currently, due to restrictions set forth in the Investor Holdings Indenture, the reimbursement percentage is capped at fifty percent (50%) up to an aggregate of $1.7 million.

Naming Rights Agreement

         GNC intends to develop an outdoor amphitheater on property it owns adjacent to the Company's riverboat gaming facility. The Company entered into a Naming Rights Agreement with GNC effective as of October 31, 2001. Pursuant to the Naming Rights Agreement, GNC agreed to use the name "The Majestic Star Amphitheater" as the name of the amphitheater and the Company paid GNC $1.5 million during 2001 for such rights. The initial term of the Naming Rights Agreement is three years commencing on the opening of the amphitheater.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements as listed on Page F-1.

         2.  Financial Statement Schedule as listed on Page F-1.

         3. Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)      Reports on Form 8-K:

The Company filed a Form 8-K on December 13, 2001 reporting consummation of the acquisition of the Fitzgeralds assets.

                          INDEX OF FINANCIAL STATEMENTS

THE MAJESTIC STAR CASINO, LLC

     Report of Independent Accountants                                                                 F-2

     Consolidated Balance Sheets as of December 31, 2001 and 2000                                      F-3

     Consolidated Statements of Income for the years ended December 31, 2001,
         2000 and 1999                                                                                 F-4

     Consolidated Statements of Changes in Members' Deficit for the years ended
         December 31, 2001, 2000 and 1999                                                              F-5

     Consolidated Statements of Cash Flows for the  years ended December 31, 2001,
         2000, and 1999                                                                                F-6

     Notes to the Consolidated Financial Statements                                                    F-7

     Schedule:

         Schedule II - Valuation and Qualifying Accounts                                              F-31

Financial Statements of Buffington Harbor Riverboats, L.L.C.:

     Balance Sheets at December 31, 2001 and 2000                                                     F-33

     Statements of Operations for the years ended December 31, 2001, 2000 and 1999                    F-34

     Statements of Members' Capital for the years ended December 31, 2001, 2000
         and 1999                                                                                     F-35

     Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                    F-36

     Notes to the Financial Statements                                                                F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
The Majestic Star Casino, LLC:

     In our opinion, the financial statements listed in the index appearing under Item 14(a)1 on page F-1 present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Chicago, Illinois
April 8, 2002

                          THE MAJESTIC STAR CASINO, LLC
          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000


                                                                                         2001                     2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents ............................................           $  25,925,291            $  16,119,512
  Accounts receivable, less allowance for doubtful accounts
     of $359,702 and $120,000, respectively ............................               3,079,523                2,059,577
  Inventories ..........................................................                 995,708                   53,479
  Prepaid expenses .....................................................               2,190,255                  636,337
  Note due from affiliate ..............................................                 700,000                2,000,000
  Due from Buffington Harbor Riverboats, L.L.C .........................                 333,838                        -
  Restricted cash ......................................................                       -                2,000,000
                                                                                   -------------            -------------
     Total current assets ..............................................              33,224,615               22,868,905
                                                                                   -------------            -------------

Property, equipment, and vessel improvements, net ......................             170,195,013               49,158,571

Intangible assets (net) ................................................              19,290,753                        -

Other Assets:
  Deferred financing costs, less accumulated amortization
     of $2,202,831 and $1,269,380, respectively ........................              10,530,426                5,840,448
  Deferred costs, net of accumulated amortization
     of $-0- and $5,099,462, respectively ..............................                       -                  552,553
  Investment in Buffington Harbor Riverboats, L.L.C ....................              33,898,771               43,924,033
  Goodwill .............................................................              10,602,250                        -
  Restricted cash ......................................................               1,000,000                        -
  Other assets, prepaid leases and deposits ............................              12,317,704                4,252,799
                                                                                   -------------            -------------
          Total other assets ...........................................              68,349,151               54,569,833
                                                                                   -------------            -------------

          Total Assets .................................................           $ 291,059,532            $ 126,597,309
                                                                                   =============            =============

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt .................................           $   6,656,574            $   8,811,719
  Accounts payable .....................................................               2,978,502                  789,293
  Accrued payroll and related ..........................................               6,194,601                1,108,066
  Accrued interest .....................................................               8,294,312                7,107,058
  Other accrued liabilities ............................................              13,020,097                3,597,924
  Due to Buffington Harbor Riverboats, L.L.C ...........................                       -                  380,736
                                                                                   -------------            -------------
          Total current liabilities ....................................              37,144,086               21,794,796

Long-term debt, net of current maturities ..............................             273,896,933              128,233,486
                                                                                   -------------            -------------

          Total Liabilities ............................................             311,041,019              150,028,282
                                                                                   -------------            -------------

Commitments and contingencies

Members' Deficit:
  Members' contributions ...............................................              29,000,000               24,000,000
  Accumulated deficit ..................................................             (48,981,487)             (47,430,973)
                                                                                   -------------            -------------
          Total Members' Deficit .......................................             (19,981,487)             (23,430,973)
                                                                                   -------------            -------------

          Total Liabilities and Members' Deficit .......................           $ 291,059,532            $ 126,597,309
                                                                                   =============            =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                        CONSOLIDATED STATEMENTS OF INCOME

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

                                                     For the Year Ended   For the Year Ended   For the Year Ended
                                                     December 31, 2001    December 31, 2000    December 31, 1999
  ---------------------------------------------------------------------------------------------------------------
   Revenues:
    Casino ............................................  $132,553,506        $115,455,271        $117,267,702
    Rooms .............................................     1,079,456
    Food and beverage .................................     3,318,575           1,925,023           1,948,927
    Other .............................................     1,415,692           1,070,965             960,431
                                                         ------------        ------------        ------------
                                                          138,367,229         118,451,259         120,177,060

        Less promotional allowances ...................    (8,774,349)         (5,017,777)         (3,005,433)
                                                         ------------        ------------        ------------

        Net revenues ..................................   129,592,880         113,433,482         117,171,627
                                                         ------------        ------------        ------------

   Costs and expenses:
    Casino ............................................    25,517,276          21,179,612          19,442,984
    Rooms .............................................       628,910                   -                   -
    Food and beverage .................................     3,027,514           2,402,518           2,342,445
    Other .............................................       108,732                   -                   -
    Gaming taxes ......................................    34,834,624          32,350,368          32,899,551
    Advertising and promotion .........................     7,829,759           8,019,655           6,816,067
    General and administrative ........................    26,933,763          25,799,848          24,737,833
    Economic incentive - City of Gary .................     3,667,100           3,230,679           3,626,056
    Depreciation and amortization .....................     8,990,616           9,113,681           8,375,223
    Pre-opening expenses ..............................     1,018,234                   -                   -
    Loss on disposal of assets ........................        12,114             416,904                   -
                                                         ------------        ------------        ------------
                                                          112,568,642         102,513,265          98,240,159
                                                         ------------        ------------        ------------

        Operating income ..............................    17,024,238          10,920,217          18,931,468
                                                         ------------        ------------        ------------

   Other income (expense):
    Loss on investment in
        Buffington Harbor Riverboats, L.L.C. ..........    (2,797,740)         (2,058,669)         (2,848,004)
    Interest income ...................................       399,752             893,453           1,058,213
    Interest expense ..................................   (16,028,074)        (14,998,377)        (15,496,091)
    Interest expense to affiliate .....................             -                   -            (167,455)
    Other non-operating expense .......................      (148,690)           (124,503)                  -
                                                         ------------        ------------        ------------
                                                          (18,574,752)        (16,288,096)         17,453,337)
                                                         ------------        ------------        ------------

        Income (loss) before extraordinary item .......    (1,550,514)         (5,367,879)          1,478,131

   Extraordinary Item:
     Loss on bond redemption ..........................             -            (382,500)        (15,238,156)
                                                         ------------        ------------        ------------

        Net loss ......................................  $ (1,550,514)       $ (5,750,379)       $(13,760,025)
                                                         ============        ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' DEFICIT

For the Years Ended December 31, 2001, December 31, 2000, and December 31, 1999


                                  Capital       Accumulated          Total
                               Contributions      Deficit      Members' Deficit
                               -------------   ------------    -----------------
Balance, December 31, 1998      $24,000,000    $(26,997,824)     $ (2,997,824)
Net loss                                  -     (13,760,025)      (13,760,025)
Cash distribution to Members              -        (325,135)         (325,135)
                               ------------    ------------      ------------


Balance, December 31, 1999       24,000,000     (41,082,984)      (17,082,984)
Net loss                                  -      (5,750,379)       (5,750,379)
Cash distribution to Members              -        (597,610)         (597,610)
                               ------------    ------------      ------------


Balance, December 31, 2000       24,000,000     (47,430,973)      (23,430,973)
Member's contribution             5,000,000               -         5,000,000
Net loss                                  -      (1,550,514)       (1,550,514)
                               ------------    ------------      ------------


Balance, December 31, 2001      $29,000,000    $(48,981,487)     $(19,981,487)
                               ============    ============      ============




  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

                                                                        For the Year Ended   For the Year Ended  For the Year Ended
                                                                        December 31, 2001    December 31, 2000   December 31, 1999
                                                                        -----------------    -----------------   -----------------
Cash Flows From Operating Activities:
Net loss ............................................................      $  (1,550,514)      $  (5,750,379)      $ (13,760,025)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
Depreciation ........................................................          6,987,173           6,835,778           6,322,363
Amortization ........................................................          2,003,444           2,277,903           2,052,860
Loss on investment in Buffington Harbor Riverboats, L.L.C ...........          2,797,740           2,058,669           2,848,004
Loss on disposal of assets ..........................................             12,114             416,904                   -
Loss on bond redemption .............................................                  -             382,500          15,238,156
(Increase) in accounts receivable, net ..............................           (440,012)            (65,416)         (1,145,818)
(Increase) decrease in inventories ..................................             36,221              13,570             (25,101)
(Increase) decrease in prepaid expenses .............................           (539,246)            405,411             (57,236)
(Increase)  in other assets .........................................           (470,733)         (1,738,980)         (3,224,105)
Increase (decrease) in accounts payable .............................            637,465             (69,794)            431,017
Increase (decrease) in accrued payroll and other expenses ...........            203,763             171,458            (137,193)
Increase (decrease) in accrued interest .............................          1,187,254            (796,202)          3,686,838
Increase (decrease) in other accrued liabilities ....................          1,546,616             605,290             (77,899)
                                                                           -------------       -------------       -------------
   Net cash provided by operating activities ........................         12,411,285           4,746,712          12,151,861
                                                                           -------------       -------------       -------------

Cash Flows From Investing Activities:
Payment for purchase of Fitzgeralds, net of cash received ...........       (143,758,152)                  -                   -
Acquisition of property, equipment and vessel improvements ..........         (5,089,848)         (3,039,635)         (3,919,960)
(Increase) decrease in prepaid lease and deposits ...................          2,287,437             (98,404)            (15,000)
Proceeds from sale of equipment .....................................              1,850             179,200                   -
Investment in Buffington Harbor Riverboats, LLC .....................           (214,665)         (7,836,489)           (245,330)
Purchase of naming rights ...........................................         (1,500,000)                  -                   -
(Increase) decrease in restricted cash ..............................          2,000,000          (2,000,000)                  -
Purchase of 49% interest in Gary New Century ........................                  -          (9,000,000)                  -
Sale of 49% interest in Gary New Century ............................                  -           9,000,000                   -
Cash paid for other investing activities ............................                  -                   -            (100,000)
                                                                           -------------       -------------       -------------
   Net cash used in investing activities ............................       (146,273,378)        (12,795,328)         (4,280,290)
                                                                           -------------       -------------       -------------

Cash Flows From Financing Activities:
Redemption of 12-3/4% Senior Secured Notes ..........................                  -          (6,382,500)       (116,005,298)
Proceeds from issuance of 10-7/8% Senior Secured Notes ..............                  -                   -         127,738,000
Proceeds from issuance of 11.653% Senior Secured Notes ..............        145,000,400                   -                   -
Payment of Senior Secured Notes issuance costs ......................         (5,349,230)                  -          (4,241,526)
Member's equity contribution ........................................          5,000,000                   -                   -
(Increase) decrease in restricted cash ..............................                  -           7,357,874          (7,357,874)
Line of credit, net .................................................         (1,300,000)          7,800,000                   -
Increase in short-term debt .........................................                  -                   -           6,000,000
Increase in long-term debt ..........................................                  -                   -              75,226
Cash paid to reduce long-term debt ..................................           (983,298)         (2,154,680)         (2,145,966)
Cash received from loans from Barden Development, Inc ...............          2,000,000           4,000,000                   -
Payment of loan to member ...........................................                  -                   -          (8,759,355)
Issuance of loans to Barden Development, Inc ........................           (700,000)         (6,000,000)                  -
Distribution to Barden Development, Inc. ............................                  -            (597,610)           (325,135)
                                                                           -------------       -------------       -------------
   Net cash provided (used) by financing activities .................        143,667,872           4,023,084          (5,021,928)
                                                                           -------------       -------------       -------------

Net increase (decrease) in cash and cash equivalents ................          9,805,779          (4,025,532)          2,849,643
Cash and cash equivalents, beginning of year ........................         16,119,512          20,145,044          17,295,401
                                                                           -------------       -------------       -------------
Cash and cash equivalents, end of year ..............................      $  25,925,291       $  16,119,512       $  20,145,044
                                                                           =============       =============       =============

NONCASH INVESTING ACTIVITIES:

Conversion of Investment in Buffington Harbor Riverboats, LLC
   to prepaid lease .................................................      $   6,213,615       $          -        $           -

Interest paid:
Principal Member ....................................................      $           -       $           -       $     266,508
Equipment Debt ......................................................             35,898             237,513             487,926
Senior Secured Notes-Fixed Interest, 10.875% ........................         14,137,500          14,648,021                   -
Senior Secured Notes-Fixed Interest, 12.75% .........................                  -             382,500           8,233,313
Senior Secured Notes-Contingent Interest, 12.75% ....................                  -             250,545           3,018,090
Line of credit ......................................................            423,831             276,000                   -
Indiana Department of Revenue .......................................            260,374                   -                   -

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company ("LLC"), to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. Majestic Investor, LLC was formed in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary.

         Majestic Investor, LLC entered into a definitive purchase and sale agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation and certain of its affiliates (the "Seller") to purchase substantially all of the assets of three of its subsidiaries for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. Majestic Investor, LLC assigned all of its rights and obligations to Majestic Investor Holdings, LLC, a wholly-owned subsidiary of Majestic Investor, LLC, following the formation of Majestic Investor Holdings, LLC. Majestic Investor Holdings, LLC completed the purchase of the Fitzgeralds assets on December 6, 2001. The three Fitzgeralds brand casinos are "restricted subsidiaries" of Majestic Investor Holdings, LLC under the Indenture relating to Majestic Investor Holdings, LLC's 11.653% Senior Secured Notes and "unrestricted subsidiaries" under the Company's Indenture relating to the Company's 10-7/8% Senior Secured Notes.

         Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its subsidiaries.

         The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly-owned subsidiary, Majestic Investor, LLC. Intercompany transactions are eliminated. Investment in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.

2.  Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions which, at times, have exceeded federally insured limits.

                            MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

2.  Summary of Significant Accounting Policies   (Continued)

RESTRICTED CASH - At December 31, 2001, restricted cash represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Barden Nevada Gaming, LLC.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2001, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

OTHER ASSETS - The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets includes $1,243,910 and $539,392 of base stock inventories at December 31, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statement of income when incurred.

CAPITALIZED INTEREST - The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money.

DEFERRED FINANCING COSTS - Deferred financing costs represent agent's commissions, closing costs and professional fees incurred in connection with the issuance of the Company's 10 7/8% Senior Secured Notes and $20.0 million line of credit, and Majestic Investor Holdings, LLC's 11.653% Senior Secured Notes and the $15.0 million line of credit. Such costs are being amortized over the terms of the related notes and lines of credit, respectively, using the effective interest method.

                            MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

2.  Summary of Significant Accounting Policies   (Continued)

DEFERRED COSTS - Development and obligation payments to the City and licensing costs represent direct costs associated with the development of the riverboat casino, and were deferred until operations commenced on June 7, 1996. These costs have been amortized over five years, the life of the gaming license.

GOODWILL - Goodwill represents the cost of net assets acquired in excess of their fair value. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually.

INTANGIBLE ASSETS - Intangible assets are amortized over their estimated useful lives, generally eight to ten years.

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. - The Company accounts for its 50 percent interest in Buffington Harbor Riverboats, L.L.C. ("BHR") under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss.

CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenue is recognized at the time the related service is performed.

PROMOTIONAL ALLOWANCES - Approximately $7,813,635, $4,607,090, and $2,674,947 of cash-back components of the Company's Slot Club reward programs, including promotional coupons, have been classified as a reduction of revenue in the accompanying consolidated statement of income as promotional allowances in the determination of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, operating revenues include the retail value of hotel rooms, food and beverage and other services, which were provided to customers without charge. The corresponding charges have been deducted from revenue in the accompanying consolidated statements of income as promotional allowances in the determination of net revenues. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                           2001             2000               1999
                                                           ----             ----               ----

         Hotel                                         $   254,918       $         -      $         -
         Food and beverage                               1,008,421           179,782          191,879
         Other                                             231,933           105,391           55,062

PRE-OPENING EXPENSES - Pre-opening expenses are expensed as incurred.

                            MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

2.  Summary of Significant Accounting Policies   (Continued)

FEDERAL INCOME TAXES - The Company has historically been treated as a partnership for U.S. federal income tax purposes. As a result of a change in the Company's ownership structure in June 2001, the Company ceased to be a partnership for U.S. federal income tax purposes, and is now an entity disregarded for U.S. federal income tax purposes. At all times during 2001, income of the Company was taxed directly to its owner, and, accordingly, no provision for federal income taxes is reflected in the financial statements.

ADVERTISING COSTS - Advertising expenditures are expensed as incurred. Advertising costs included in advertising and promotion expenses were $2,698,484, $3,169,974, and $2,514,166 for the years ended December 31, 2001,
2000 and 1999, respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition.

SLOT CLUB LIABILITY - The Company has accrued for the liability of points earned but not redeemed by its slot club members, less inactive players and expired points. The liability is calculated based on average historical redemption rate. Expenses incurred from actual cash redemption and the change in reserve for slot club redemption is included in promotional allowances on the consolidated statement of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value. The Company estimates the fair value of its long-term debt approximates its carrying value based on quoted market prices for the same or similar issues.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - We adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting of Certain Sales Incentive," EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Product," which requires the cash-back component of the Company's slot club reward program, including promotional

                            MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

2.  Summary of Significant Accounting Policies   (Continued)

coupons, be classified as a reduction of revenues. We historically reported the costs of such points as an expense. Such expenses have been reclassified to promotional allowances for all periods presented.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statements ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We applied SFAS No. 141 for our acquisition of the Fitzgeralds assets.

Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, our acquisition of the Fitzgeralds assets was immediately subject to the provisions of SFAS No. 142. We will test those assets for impairment at least annually.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligations is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by us on January 1, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

3.  Certificate of Suitability

On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates (the "Certificate") for a riverboat owner's license for a riverboat casino to be docked in the City. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five-year riverboat owner's license on June 3, 1996. On August 23, 2001, the Company's riverboat ownership license was renewed for a one-year period beginning June 7, 2001. There can be no assurance that the Company's license will be renewed beyond the one-year period.

                            MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

3.  Certificate of Suitability (Continued)

The second certificate was issued to Trump Indiana, Inc. ("Trump"). The Company and Trump jointly developed and operate a docking location from which the entities are conducting their respective riverboat gaming operations in the City.

4.  City of Gary, Indiana Development Obligation

On September 7, 1995, the Company and the City entered into an agreement for the purpose of summarizing procedures regarding the acquisition of a certain parcel of land in accordance with the Certificate. The Company paid the City $250,000 under the terms of this agreement. On September 29, 1995, the Company and Trump entered into an agreement with the City for which the Company paid the City $5,000,000. As of December 31, 2001, the deferred costs representing the Company's development obligation to the City has been fully amortized.

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

The Company fulfilled all commitments with respect to the Development Agreement as of September 2000, by purchasing and equipping the Permanent Vessel, constructing substantial harbor improvements and the BHR facilities, and by investing in an affiliated entity that purchased land for future development adjacent to the BHR facility. In addition, the Company is current on its ongoing economic incentive payments.

5.  Acquisitions

On December 6, 2001, we, through certain indirect wholly-owned subsidiaries, completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi, Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

                            MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

5.  Acquisitions (Continued)

The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes (see Note
10). The results of operations for the twenty-five days ended December 31, 2001, since the acquisition on December 6, 2001, are included in our consolidated statement of income. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.

(In millions)                                 At December 6, 2001
                                              -------------------

Current assets                                      $ 12.2
Property and equipment                               122.9
Intangible assets                                     19.4
Goodwill                                              10.6
Other noncurrent assets                                2.0
                                                    ------

         Total assets acquired                       167.1
                                                    ------

Current liabilities                                   14.0
Other noncurrent liabilities                           0.4
                                                    ------

         Total liabilities assumed                    14.4
                                                    ------

Net                                                 $152.7
                                                    ======

Intangible assets include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets, such as the Company's gaming license, are not amortized but instead are subject to impairment tests at least annually.

The following unaudited pro forma consolidated financial information has been prepared assuming our acquisition had occurred on January 1, 2000.

                                               For the years ended
                                    December 31, 2001       December 31, 2000
                                 -----------------------------------------------
                                                   (unaudited)

Net revenues                          $291,114,248           $ 273,171,030

Income from operations                $ 36,724,595           $  26,614,526

Net income (loss)                     $    167,824           $ (10,531,166)

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of the year, or of future results.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property and Equipment

Property and equipment at December 31, 2001 and 2000 consists of the following:

Substantially all property and equipment are pledged as collateral on long-term debt. See Note 10.

                                                                                              Estimated
                                                                                             Service Life
                                                          2001              2000                (Years)
Land used in casino operations                        $  6,403,371       $          -
Vessel, building and improvements                      116,161,959         44,639,971            25-39
Site Improvements                                       15,870,892                  -                9
Barge and improvements                                  15,555,248            848,946             5-15
Leasehold improvements                                     237,763            195,253                5
Furniture, fixtures and equipment                       44,131,889         25,399,692              4-5
Construction in progress                                   713,772                  -
                                                      ------------       ------------
                                                       199,074,894         71,083,862

Less accumulated depreciation and amortization         (28,879,881)       (21,925,291)
                                                      ------------       ------------

       Property and equipment, net                    $170,195,013       $ 49,158,571
                                                      ============       ============

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2001 are as follows:

                                                     Gross Carrying       Accumulated
                                                         Amount           Amortization
                                                    ------------------ -------------------
                                                               (in thousands)
Amortized intangible assets:

Customer relationships                                        $ 9,800              $ (84)
Tradename                                                       3,700                (25)
Riverboat excursion license                                       700                  -
                                                    -----------------  -----------------
Total                                                         $14,200              $(109)
                                                    -----------------  -----------------


Unamortized intangible assets:

Gaming license                                                $ 5,200
                                                    -----------------
Total                                                         $ 5,200
                                                    =================

The amortization expense recorded on the intangible assets for the year ended December 31, 2001 was $0.1 million. The estimated amortization expenses for each of the five succeeding fiscal years is as follows:

For the year ending December 31,
--------------------------------
2002                                                    $1,595
2003                                                     1,642
2004                                                     1,642
2005                                                     1,642
2006                                                     1,642

8.  Investment in Buffington Harbor Riverboats, L.L.C.

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

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Investment in Buffington Harbor Riverboats, L.L.C.   (Continued)

The following represents selected financial information of BHR:

                                               December 31, 2001          December 31, 2000
             BALANCE SHEET
Cash and cash equivalents                           $   317,646               $   286,921
Current assets                                          782,001                15,843,359
Property, plant and equipment, net                   69,650,069                75,100,370
Other assets                                            111,478                   116,955

Total assets                                         70,543,548                91,060,684

Current liabilities                                   2,745,899                10,311,785

Total liabilities                                     2,745,899                10,311,785

Members' equity
The Majestic Star Casino, LLC                        33,898,825                43,924,033

Total members' equity                                67,797,649                80,748,899


                                                                      Years Ended December 31,
                                                                      ------------------------
                                                      2001                      2000                    1999
                                                      ----                      ----                    ----
          STATEMENTS OF INCOME

Gross revenue                                     $ 16,468,581                17,814,012              $ 18,293,939

Operating income (loss)                             (5,981,620)               (4,350,334)               (5,701,264)

Net income (loss)                                   (5,595,475)               (4,117,338)               (5,696,010)

At December 31, 2001, 2000, and 1999, the Company's consolidated income statements reflect approximately $8,614,000, $8,973,000, and $9,300,000, respectively, in vessel berthing fees and promotional allowances of which $8,947,000, $8,519,000, and $9,123,000 was paid in 2001, 2000, and 1999, respectively.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     9.  Other Accrued Liabilities

       Other accrued liabilities at December 31 were comprised of:

                                                               2001              2002
                                                               ----              ----
       Property taxes                                       $  2,168,667        $1,439,220
       Slot Club points                                        2,087,087                -
       Progressive jackpots                                    2,883,958           488,706
       Other                                                   5,880,385         1,669,998
                                                            ------------         ----------
                                                            $ 13,020,097        $3,597,924

     10. Long - Term Debt

     Long-term debt at December 31 is as follows:

                                                                                           2001                2000
                                                                                           ----                ----

     $152,632,000 senior secured notes payable, net of unamortized discount of
     $7,546,568; collateralized by a first priority lien on substantially all of the assets of Majestic Investor Holdings, LLC, due in semi-annual installments of interest at 11.653% on May 31 and November 30;
     with a final payment of principal and interest due on November 30, 2007.         $ 145,085,432       $           -

     $130,000,000 senior secured notes payable, net of unamortized discount of
     $1,443,371 at 2001 and $1,766,514 at 2000; collateralized by a first priority lien on substantially all of the assets of Majestic Star Casino,
     LLC, due in semi-annual installments of interest at 10 7/8% on July 1 and
     January 1; with a final payment of principal and interest due on July 1, 2006.     128,556,629         128,233,486

     $20.0 million four-year credit facility established on August 2, 1999, expiring on August 2, 2003; collateralized by substantially all current and future assets of Majestic Star Casino, LLC, other than excluded assets;
     interest rate at the borrowers choice of LIBOR plus 3.75% or 1.5% points above the base rate which approximates the prime rate, with a minimum
     interest rate of 8.5%.                                                                       -           7,800,000

     $15.0 million four-year credit facility established on December 6, 2001, expiring on December 5, 2005; collateralized by substantially all current and future assets of Majestic Investor Holdings, LLC, other than excluded assets; interest rate at the borrowers choice of LIBOR plus 2.0% or the
     base rate which approximates the prime rate.                                         6,500,000                   -

     Equipment and software financing payable at Majestic Investor Holdings, LLC including related use taxes; collateralized by gaming equipment; interest rates from 7.5% to 12.0%; due in aggregate monthly installments of
     $13,526 with varying maturity dates through 2005.                                      411,446                   -

     Equipment financing payable at Majestic Star Casino, LLC including related use taxes; collateralized by gaming equipment; due in aggregate monthly
     installments with varying maturity dates through September 2001.                             -           1,011,719
                                                                                      -------------       -------------
                                                                                        280,553,507         137,045,205

     Less current maturities                                                             (6,656,574)         (8,811,719)
                                                                                      -------------       -------------

     Long-term debt, net of current maturities                                        $ 273,896,933       $ 128,233,486
                                                                                      =============       =============

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Long - Term Debt  (Continued)

     The schedules maturities of long-term debt are as follows:

     Year Ending December 31,
           2002                                     $  6,656,574
           2003                                          133,066
           2004                                           84,346
           2005                                           37,460
           2006                                      128,556,629
     Thereafter                                      145,085,432
                                                     -----------

                                                    $280,553,507
                                                    ============

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

The 10-7/8% Senior Secured Notes bear interest at a fixed rate of 10-7/8% per annum payable January 1 and July 1 each year, commencing January 1, 2000. Substantially all of the Company's current and future assets other than certain excluded assets are pledged as collateral. Excluded assets include the assets of our "unrestricted subsidiaries," which include the subsidiaries that hold our Fitzgeralds assets. The notes rank senior in right of payment to any of the Company's subordinated indebtedness and equally with any of the Company's senior indebtedness.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     10. Long - Term Debt (Continued)

     After July 1, 2003, the Company may, at its option, redeem all or some of the notes at a premium that will decrease over time from 105.438% to 100% of their face amount, plus interest. Prior to July 1, 2002, if the Company publicly offers certain equity securities, as defined, it may, at its option, apply part of the net proceeds from those transactions to redeem up to 35% of the principal amount of the notes at 110.875% of their face amount, plus interest. If the Company goes through a change of control, it must give holders of the notes the opportunity to sell the Company their notes at 101% of their face amount, plus interest.

     The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

     On December 6, 2001, Majestic Investor Holdings, LLC issued $152.6 million of 11.653% Senior Secured Notes due 2007. The net proceeds of $145,000,400 from the offering, together with an equity contribution were utilized to purchase substantially all of the assets of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas and to pay related fees and expenses.

     The 11.653% Senior Secured Notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year, commencing May 31, 2002. Substantially all of Majestic Investor Holdings' current and future assets other than certain excluded assets are pledged as collateral. The notes rank senior in right of payment to any of Majestic Investor Holdings LLC's subordinated indebtedness and equally with any of Majestic Investor Holdings LLC's senior indebtedness.

     On or after November 30, 2005, Majestic Investor Holdings LLC has the right to redeem notes from time to time at a price that will decrease over time from 105.827% of the principal amount in 2005 to 100% of the principal amount in 2006, plus, in each case, accrued and unpaid interest. Prior to November 30, 2004, Majestic Investor Holdings LLC may, at its option, apply part of the net proceeds from certain equity offerings to redeem up to 35% of the principal amount of the notes at 111.653% of their face amount, plus accrued and unpaid interest.

     The Indenture contains covenants, which among other things, restrict Majestic Investor Holdings LLC's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     10. Long - Term Debt (Continued)

     Credit Facilities

     On August 2, 1999, the Company established a $20.0 million credit facility, which is also secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing this credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. As of December 31, 2000, $7.8 million of the credit facility was outstanding. During 2001, $8.0 million was borrowed on this credit facility, and at December 31, 2001, these borrowings had been repaid in full. As of April 1, 2002, there was no outstanding balance on the credit facility.

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

     On December 6, 2001, Majestic Investor Holdings, LLC established a $15.0 million credit facility. It is permitted to borrow up to $12.0 million under the credit facility, pending the approval by the Nevada Gaming Authorities of the pledge by Majestic Investor Holdings, LLC of the membership interests in Barden Nevada Gaming, LLC in connection with the credit facility. Majestic Investor Holdings, LLC recently filed an application for the necessary approval by the Nevada Gaming Authorities for the pledge necessary in connection with the credit facility. The terms of the $15.0 million line of credit is four years with an interest rate at the Company's choice of LIBOR plus 2.0%, or the base rate, which approximates the prime rate. The credit facility is secured by substantially all of Majestic Investor Holdings, LLC's current and future assets, other than certain excluded assets. The lien on the collateral securing Majestic Investor Holdings, LLC's credit facility is senior to the lien on the collateral securing the senior secured notes. The credit facility also contains financial covenants and restrictions on, among other things, indebtedness, investments, distributions and mergers. As of April 1, 2002, the outstanding balance on the credit facility was approximately $1.7 million.

     Intercreditor Agreements

     In connection with Majestic Star entering into its $20.0 million credit facility, the trustee (as collateral agent) under the indenture associated with Majestic Star's senior secured notes entered into an intercreditor agreement with Foothill Capital Corporation, the lender under Majestic Star's credit facility. In addition, in connection with Majestic Investor Holdings entering into its $15.0 million credit facility, the trustee (as collateral agent) under the indenture associated with Majestic Investor Holdings' senior secured notes entered into a virtually identical intercreditor agreement with Foothill Capital Corporation, the lender under Majestic Investor Holdings' credit facility. Both intercreditor agreements provide for the subordination of the liens securing the respective senior secured notes to the liens securing the indebtedness under the respective credit facilities.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Long - Term Debt   (Continued)

The intercreditor agreements, among other things, limits the trustee's rights in an event of default under the respective senior secured notes. Under the intercreditor agreements, if the respective senior secured notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the corresponding credit facilities, the trustee will not have the right to foreclose upon the collateral unless and until the lender under the corresponding credit facilities fails to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lender of the occurrence of an event of default under the corresponding indenture. In addition, the intercreditor agreements prevent the trustee and the holders of the respective senior secured notes from pursuing remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreements also provide that the net proceeds from the sale of the corresponding collateral will first be applied to repay indebtedness outstanding under the corresponding credit facilities and thereafter to the holders of the corresponding senior secured notes.

11.  Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value as of December 31, 2001 of the Company's financial instruments. (Refer to Notes 2 and
10).

                                                 Carrying          Estimated
                                                  Value           Fair Value
                                                  -----           ----------

Assets:
      Cash and equivalents                       $ 25,925,291       $ 25,925,291
      Restricted cash                            $  1,000,000       $  1,000,000

Liabilities:
      Long-term debt (including capital lease
      obligations and line of credit borrowings) $280,553,507       $278,097,313

12. Savings Plan

The Company contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $402,000, $340,000 and $303,000 during 2001, 2000 and 1999, respectively.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies

Leases

The Company has operating leases that cover various office and gaming equipment. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2001 are as follows:

                  Year ending December 31,
                  2002                                     $  1,422,407
                  2003                                        1,254,338
                  2004                                          972,948
                  2005                                          811,604
                  2006                                          774,092
                  Thereafter                                    774,092
                                                           ------------

                                                           $  6,009,481
                                                           ============

Employment Agreements

Mr. Don H. Barden serves as the Company's Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with The Majestic Star Casino, LLC.

Mr. Michael E. Kelly serves as the Company's Manager, Executive Vice President, Chief Operating and Financial Officer and Secretary pursuant to a three-year employment agreement with The Majestic Star Casino, LLC dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and Majestic Star's performance. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in The Majestic Star Casino, LLC's 401(k) plan, together with a $100,000 signing bonus and an interest-free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

The amounts payable pursuant to the agreements with Messrs. Barden and Kelly are the responsibility of the Company. As indicated in Note 14, the Company entered into an Expense Reimbursement/Sharing Agreement with Majestic Investor Holdings whereby Majestic Investor Holdings will reimburse the Company for a specified percentage of expenses paid by the Company for Majestic Investor Holdings' corporate overhead.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies  (Continued)

Letter of Credit/Surety Bond

In May 1996, the Company was required by the City of Gary, to maintain a Surety Bond in the amount of $12.5 million to guarantee the remaining $10.0 million of its site off-site development obligation and $2.5 million to satisfy state and local regulatory obligations. The Surety Bond was secured by a $3.5 million letter of credit issued by a bank, which was collateralized by $3.6 million in cash. In September 2000, the Company met its development obligation, concurrently the Surety Bond was reduced from $12.5 million to $2.5 million and the bank released $1.0 million of the cash collateral. In March 2001, the Company replaced its existing Surety Bond with a new $2.5 million unsecured Surety Bond. In conjunction with the release of the original Surety Bond, the letter of credit was canceled and the remaining $2.6 million of cash collateral was released to the Company. The new Surety Bond is secured only by a personal guarantee of Don H. Barden. If Mr. Barden is required to make payments to the bonding company as a result of the guaranty, the Company will be obligated to reimburse Mr. Barden for any such payments.

Legal Proceedings

On June 25, 1997, a complaint was filed in an Illinois Cook County Court against Majestic Star Casino. The plaintiff, a former employee, was injured during and as a result of a routine boat drill attempt and is requesting compensatory and punitive damages totaling approximately $3.5 million. The suit alleges that Majestic Star Casino failed to provide adequate safety measures to their employees during these drills. The parties are in settlement negotiations. The Company does not believe that the resolution of this suit will have a material impact on the Company's financial position and results of operation.

On March 27, 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against BHR, the Joint Venture Partner, and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR parking lot on June 25, 1997 and is requesting compensatory and punitive damages totaling approximately $11.0 million. The suit alleges that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. The Company intends to vigorously defend against such suit. However, it is too early to determine the outcome of such suit and the effect, if any, on the Company's financial position or results of operations.

On March 2, 2000, the Company was issued a notice of audit findings, and on May 11 and 12, 2000, was issued notices of assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended 1996 and 1998. The Indiana Department of Revenue has taken the position that wagering taxes should not be classified as an allowable deductible expense for calculating state income taxes and therefore requires that wagering taxes be added back to net income to determine the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. This same finding has been protested by other Indiana casinos. The Company has filed an administrative protest and demand for hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies (Continued)

From time to time, the Company may be involved in routine administrative proceedings involving alleged violations of certain provisions of gaming regulations of states in which the Company does business. Management believes that the outcome of any such proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company or its ability to retain and/or renew any license required for the Company's operations. No such proceedings are pending at this time.

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

The ownership and operation of our other casino gaming facilities in Nevada, Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

The Company's directors, officer, managers and key employees are required to hold individual licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to renovation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Related Party Transactions

The Majestic Star Casino, LLC ("Majestic Star") entered into a Management Agreement on June 18, 1999 with BDI to provide for, among other things, a management fee payable by Majestic Star to BDI for acting as the manager. The fees for each fiscal quarter will be equal to 5% of The Majestic Star Casino, LLC's Consolidated Cash Flow (as defined in the Indenture for the Majestic Star Senior Secured Notes) for the immediately preceding fiscal quarter and may not be paid if Majestic Star is in default under the Indenture governing such notes or if Majestic Star does not meet certain financial ratios as provided in such Indenture. For the three month periods ending September 30, 1999, December 31, 1999 and March 31, 2000, approximately $325,000, $282,000, and $315,000 respectively, was paid to BDI in accordance with the Management Agreement. No management fees have been paid for the period April 1, 2000 through September 30, 2001 since Majestic Star has not met certain financial ratios as provided in the Indenture. For the three months ended December 31, 2001, approximately $280,000 was paid to BDI in accordance with the Management Agreement.

In September 2000, Majestic Investor, LLC was capitalized by Majestic Star with $9.0 million of capital contributions, including interest thereon. Majestic Investor, LLC subsequently contributed this $9.0 million to Majestic Investor Holdings, LLC in connection with the assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to Majestic Investor Holdings, LLC.

Prior to the consummation of the offering of the Majestic Investor Holdings, LLC 11.653% Senior Secured Notes, Majestic Investor Holdings, LLC issued a 35.71% membership interest to Barden Development, Inc. (a company wholly-owned by Mr. Barden and a member of the Majestic Star Casino, LLC)("BDI") in exchange for the contribution by BDI of a note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Majestic Investor, LLC as additional paid-in-equity. Majestic Investor, LLC currently owns 100% of the member interests of Majestic Investor Holdings, LLC. BDI, upon closing of the offering of the senior secured notes, contributed $5.0 million in repayment of the promissory note.

On September 19, 2001, Majestic Investor Holdings, LLC entered into a Management Agreement with BDI, which was amended and restated on December 5, 2001 effective December 6, 2001, pursuant to which Majestic Investor Holdings, LLC will pay to BDI fees for acting as the Manager of Majestic Investor Holdings, LLC, which Management Fees, for any fiscal quarter, shall not exceed 1% of net revenues plus 5% of consolidated cash flow for the immediately preceding fiscal quarter, provided that the payment of such Management Fees shall be subordinated to the payment in full of principal, interest, premium and liquidated damages, if any , then due on the senior secured notes.

On October 22, 2001, Majestic Investor Holdings, LLC entered into an Expense Reimbursement/Sharing Agreement with Majestic Star, pursuant to which Majestic Investor Holdings, LLC and its restricted subsidiaries will each reimburse Majestic Star for sixty percent (60%) of the documented out-of-pocket expenses paid by Majestic Star for Majestic Investor Holdings, LLC's corporate overhead, including (i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance, and supplies, (ii) rent and (iii) other similar costs and expenses. These executives and employees will provide services to both Majestic Investor Holdings, LLC and to us and our subsidiaries. Currently, due to restrictions set forth in the Investor Holdings Indenture, the reimbursement percentage is capped at fifty percent (50%) up to an aggregate of $1.7 million.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Related Party Transactions  (Continued)

Interest of $185,750 on a $2.0 million note made by Majestic Investor, LLC to BDI which was later assigned to Majestic Investor Holdings, LLC remains outstanding at December 31, 2001. BDI paid the principal of the note in conjunction with the closing of the acquisition on December 6, 2001.

In December 2001, Majestic Investor Holdings, LLC issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum and is due and payable in full on December 12, 2002.

During 2001, The Majestic Star Casino, LLC made a $300,000 employee loan to Mr. Barden. This loan bears interest at a rate of 7% per annum and is due and payable in full on December 12, 2002.

15.  Segment Information

The Company owns and operates four properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties"). The Company identifies its business in four segments based on geographic location. The Properties market in each of their segments primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel (except in Gary, Indiana and Black Hawk, Colorado) and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through management fees.

A summary of the Properties' operations by business segment for the year ended December 31, 2001 is presented below:

                                                                  (in thousands)
     Net revenues:
         Majestic Star Casino ..................................    $  119,072
         Fitzgeralds Las Vegas .................................         3,081
         Fitzgeralds Tunica ....................................         5,368
         Fitzgeralds Black Hawk ................................         2,072
         Unallocated and other (1) .............................            --
                                                                  ------------
              Total ............................................    $  129,593
                                                                  ============

     Income (loss) from operations:
         Majestic Star Casino ..................................    $   17,303
         Fitzgeralds Las Vegas .................................          (393)
         Fitzgeralds Tunica ....................................           654
         Fitzgeralds Black Hawk ................................           674
         Unallocated and other (1) .............................        (1,214)
                                                                  ------------
              Total ............................................    $   17,024
                                                                  ============

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Segment Information  (Continued)

     Segment depreciation and amortization:
         Majestic Star Casino .................................................     $     8,070
         Fitzgeralds Las Vegas ................................................             167
         Fitzgeralds Tunica ...................................................             485
         Fitzgeralds Black Hawk ...............................................             100
         Unallocated and other (1) ............................................             169
                                                                                   ------------
              Total ...........................................................     $     8,991
                                                                                   ============

     Expenditures for additions to long-lived assets:
         Majestic Star Casino .................................................     $     4,967
         Fitzgeralds Las Vegas ................................................              --
         Fitzgeralds Tunica ...................................................             100
         Fitzgeralds Black Hawk ...............................................              23
         Unallocated and other (1) ............................................              --
                                                                                   ------------
              Total ...........................................................     $     5,090
                                                                                   ============

                                                                              As of December 31, 2001
                                                                              -----------------------
                                                                                  (In thousands)
     Segment assets:
         Majestic Star Casino .................................................     $   107,659
         Fitzgeralds Las Vegas ................................................          45,157
         Fitzgeralds Tunica ...................................................          91,338
         Fitzgeralds Black Hawk ...............................................          30,915
         Unallocated and other (1) ............................................          16,352
                                                                                   ------------
              Total ...........................................................     $   291,421
         Less:  intercompany ..................................................            (361)
                                                                                   ------------
              Total ...........................................................     $   291,060
                                                                                   ============

___________________

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

                          THE MAJESTIC STAR CASINO, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Supplemental Guarantor Financial Information

The Company's $130.0 million, 10 7/8% Senior Secured Notes (See Note 10) are guaranteed by substantially all of the assets of the Company, except for those assets of Majestic Investor Holdings, LLC and its wholly-owned subsidiaries which include the three casino properties acquired on December 6, 2001. The guarantees on the 10 7/8% Senior Secured Notes rank senior in right of payment to Majestic Star's subordinated indebtedness and equal with any of Majestic Star's senior indebtedness.

Majestic Investor Holdings, LLC's $152.6 million, 11.653% Senior Secured Notes (See Note 10) are unconditionally and irrevocably guaranteed, jointly and severally by all of the restricted subsidiaries of Majestic Investor Holdings, LLC. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

The following condensed consolidating information presents condensed consolidating financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 of The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted subsidiaries of Majestic Investor Holdings, LLC (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. ("MSCCC"), a wholly-owned subsidiary of The Majestic Star Casino, LLC and Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of Majestic Investor, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented below for these subsidiaries.

Condensed consolidating balance sheets as of December 31, 2001

                                                                     Majestic
                                                           Majestic  Investor
                                           Majestic Star   investor  Holdings,     Guarantor      Eliminating     Consolidated
                                            Casino, LLC      LLC       LLC       Subsidiaries       Entries          Total
                                           --------------  -------- ------------ --------------  -------------- ----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents             $   8,220,476   $   -    $    498,363 $   17,206,452  $           -   $   25,925,291
     Accounts receivable (net)                 1,642,462       -         269,501      1,196,044        (28,484)       3,079,523
     Inventories                                  38,144       -               -        957,564              -          995,708
     Prepaid and other current assets          1,213,056       -         707,467      1,303,570              -        3,224,093
                                           --------------  -------- ------------ --------------  -------------- ----------------
                                                               -
         Total current assets                 11,114,138       -       1,475,331     20,663,630        (28,484)      33,224,615
                                           --------------  -------- ------------ --------------  -------------- ----------------

PROPERTY AND EQUIPMENT, NET                   47,767,051       -               -    122,427,962              -      170,195,013
INTANGIBLE ASSETS, NET                                 -       -               -     19,290,753              -       19,290,753
DUE FROM RELATED PARTIES                       1,177,829       -     150,855,685              -   (152,033,514)               -
INVESTMENT IN BHR                             33,898,771       -               -              -              -       33,898,771
OTHER ASSETS                                  23,869,749       -      14,545,956      5,025,618     (8,990,943)      34,450,380
                                           --------------  -------- ------------ --------------  -------------- ----------------

TOTAL                                      $ 117,827,538   $   -    $166,876,972 $  167,407,963  $(161,052,941)  $  291,059,532
                                           --------------  -------- ------------ --------------  -------------- ----------------

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current maturities of long-term debt  $           -   $   -    $  6,500,000 $      156,574  $           -   $    6,656,574
     Accounts payable, accrued and other      12,784,191       -       2,526,703     15,195,545        (18,927)      30,487,512
                                           --------------  -------- ------------ --------------  -------------- ----------------
                                                               -
         Total current liabilities            12,784,191       -       9,026,703     15,352,119        (18,927)      37,144,086
                                           --------------  -------- ------------ --------------  -------------- ----------------

DUE TO RELATED PARTIES                                 -       -       1,168,273    150,865,241   (152,033,514)              -
LONG-TERM DEBT, Net of current               128,556,629       -     145,085,432        254,872              -      273,896,933
   portion
                                           --------------  -------- ------------ --------------  -------------- ----------------

     Total Liabilities                       141,340,820       -     155,280,408    166,472,232   (152,052,441)     311,041,019
                                           --------------  -------- ------------ --------------  -------------- ----------------

MEMBERS' EQUITY (DEFICIT)                    (23,513,282)      -      11,596,564        935,731     (9,000,500)     (19,981,487)
                                           --------------  -------- ------------ --------------  -------------- ----------------

TOTAL                                      $ 117,827,538   $   -    $166,876,972 $  167,407,963  $(161,052,941)  $  291,059,532
                                           ==============  ======== ============ ==============  ============== ================

Condensed consolidating statements of operations for the year ended December 31, 2001

                                                          Majestic
                                        Majestic Star     Investor,   Majestic Investor    Guarantor     Eliminating   Consolidated
                                         Casino, LLC        LLC          Holdings, LLC    Subsidiaries     Entries         Total
                                       --------------   -----------   -----------------   ------------   -----------   ------------
OPERATING REVENUES:
     Casino                            $  122,194,707   $         -   $               -   $ 10,358,799   $        -    $132,553,506
     Rooms                                          -             -                   -      1,079,456            -       1,079,456
     Food and beverage                      2,128,771             -                   -      1,189,804            -       3,318,575
     Other                                  1,211,834             -                   -        203,858            -       1,415,692
                                       --------------   -----------   -----------------   ------------   ----------    ------------

         Total revenues                   125,535,312             -                   -     12,831,917            -     138,367,229
         Less promotional allowances       (6,463,501)            -                   -     (2,310,848)           -      (8,774,349)
                                       --------------   -----------   -----------------   -------------  ----------    ------------
                                                                                                                  -
         Net revenues                     119,071,811             -                   -     10,521,069            -     129,592,880
                                       --------------   -----------   -----------------   -------------  ----------    ------------

COSTS AND EXPENSES:
     Casino                                21,405,773             -                   -      4,111,503            -      25,517,276
     Rooms                                          -             -                   -        628,910            -         628,910
     Food and beverage                      2,320,567             -                   -        706,947            -       3,027,514
     Other                                          -             -                   -        108,732            -         108,732
     Gaming taxes                          34,026,160             -                   -        808,464            -      34,834,624
     Advertising and promotion              6,903,533             -                   -        926,226            -       7,829,759
     General and administration            25,364,120             -              26,476      1,543,167            -      26,933,763
     Economic incentive-City of Gary        3,667,100             -                   -              -            -       3,667,100
     Depreciation and amortization          8,069,968             -             168,930        751,718            -       8,990,616
     Loss on disposal of assets                12,114             -                   -              -            -          12,114
     Pre-opening costs                              -             -           1,018,234              -            -       1,018,234
                                       --------------   -----------   -----------------   ------------   ----------    ------------
     Total costs and expenses             101,769,335             -           1,213,640      9,585,667            -     112,568,642
                                                        -----------   -----------------   ------------   ----------    ------------
     Operating income (loss)               17,302,476             -          (1,213,640)       935,402            -      17,024,238
                                       --------------   -----------   -----------------   ------------   ----------    ------------

OTHER INCOME (EXPENSE):
     Interest income                          181,551             -             215,791          2,410            -         399,752
     Interest expense                     (14,817,214)            -          (1,208,779)        (2,081)           -     (16,028,074)
     Other non-operating expense           (2,946,430)            -                   -              -            -      (2,946,430)
                                       --------------   -----------   -----------------   ------------   ----------    ------------

         Net income (loss)             $     (279,617)  $         -   $      (2,206,628)  $    935,731   $        -    $ (1,550,514)
                                       ==============   ===========   =================   ============   ==========    ============

Condensed consolidating statements of cash flows for the year ended December 31, 2001

                                                              Majestic
                                             Majestic Star    Investor,  Majestic Investor    Guarantor   Eliminating  Consolidated
                                              Casino, LLC       LLC        Holdings, LLC    Subsidiaries    Entries        Total
                                            --------------  -----------  -----------------  ------------  -----------  ------------
NET CASH PROVIDED BY (USED IN)              $    8,840,041  $    18,500       ($14,700,259) $ 17,334,730  $   918,273  $ 12,411,285
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for business acquired, net of
      cash acquired                                      -            -       (143,758,152)            -            -  (143,758,152)
   Acquisition of property and equipment        (4,967,152)           -                  -      (122,696)           -    (5,089,848)
   Decrease of prepaid lease and deposits        2,287,437            -                  -             -            -     2,287,437
   Purchase of naming rights                    (1,500,000)           -                  -             -            -    (1,500,000)
   Proceeds from sale of slot machine                1,850            -                  -             -            -         1,850
   Investment in Buffington Harbor
      Riverboats, LLC                             (214,665)           -                  -             -            -      (214,665)
   Decrease in restricted cash                           -    2,000,000                  -             -            -     2,000,000
                                            --------------  -----------  -----------------  ------------  -----------  ------------

   Net cash provided by (used in)
      investing activities                      (4,392,530)   2,000,000       (143,758,152)     (122,696)              (146,273,378)
                                            --------------  -----------  -----------------  ------------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of 11.653%
      Senior Secured Notes                               -            -        145,000,400             -            -   145,000,400
   Deferred financing costs                              -    1,465,860         (6,815,090)            -            -    (5,349,230)
   Member's equity contribution                          -            -          5,000,000             -            -     5,000,000
   Contribution from Majestic Investor                   -   (8,803,191)         8,803,191             -            -             -
   Cash received for loan to Barden
      Development, Inc.                                  -    2,000,000                  -             -            -     2,000,000
   Cash advances to/from related parties                 -     (250,000)         1,168,273             -     (918,273)            -
   Issuance of loan to Barden Development,
      Inc.                                               -            -           (700,000)            -            -      (700,000)
   Line of credit, net                          (7,800,000)           -          6,500,000             -            -    (1,300,000)
   Cash paid to reduce long-term debt             (977,716)           -                  -        (5,582)           -      (983,298)
                                            --------------  -----------  -----------------  ------------  -----------  ------------

   Net cash provided by (used in)
      financing activities                      (8,777,716)  (5,587,331)       158,956,774        (5,582)    (918,273)  143,667,872
                                            --------------  -----------  -----------------  ------------  -----------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (4,330,205)  (3,568,831)           498,363    17,206,452            -     9,805,779

CASH AND CASH EQUIVALENTS BEGINNING
  OF YEAR                                       12,550,681    3,568,831                  -             -            -    16,119,512
                                            --------------  -----------  -----------------  ------------  -----------  ------------

CASH AND CASH EQUIVALENTS END OF
  YEAR                                      $    8,220,476  $         -  $         498,363   $17,206,452  $         -  $ 25,925,291
                                            ==============  ===========  =================  ============  ===========  ============

Condensed consolidating balance sheets as of December 31, 2000

                                                           Majestic Star,                             Eliminating     Consolidated
                                                           Casino, LLC      Majestic Investor, LLC       Entries          Total
                                                           -----------      ----------------------       -------          -----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $ 12,550,681         $3,568,831           $         -     $  16,119,512
     Accounts receivable (net)                                2,041,077             18,500                     -         2,059,577
     Intercompany accounts                                      250,000           (250,000)                                      -
     Inventories                                                 53,479                  -                     -            53,479
     Prepaid expenses and other current assets                  636,337          4,000,000                     -         4,636,337
                                                           ------------         ----------           -----------     -------------

          Total current assets                               15,531,574          7,337,331                     -        22,868,905
                                                           ------------         ----------           -----------     -------------

Property, equipment, and vessel improvements, net            49,158,571                  -                     -        49,158,571

OTHER ASSETS:
     Investment in Buffington Harbor Riverboats, L.L.C.      43,924,033                  -                              43,924,033
     Investment in Majestic Investor                          8,803,191                  -            (8,803,191)                -
     Other assets and deposits                                9,179,940          1,465,860                     -       10,645,8000
                                                           ------------         ----------           -----------     -------------

          Total other assets                                 61,907,164          1,465,860            (8,803,191)       54,569,833
                                                           ------------         ----------           -----------     -------------

          Total                                            $126,597,309         $8,803,191           $(8,803,191)    $ 126,597,309
                                                           ============         ==========           ===========     =============

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                  $  8,811,719         $        -           $         -     $   8,811,719
     Accounts payable, accrued and other                     12,983,077                  -                     -        12,983,077
                                                           ------------         ----------           -----------     -------------

          Total current liabilities                          21,794,796                  -                     -        21,794,796
                                                           ------------         ----------           -----------     -------------

Long-term debt, net of current maturities                   128,233,486                  -                     -       128,233,486
                                                           ------------         ----------           -----------     -------------

          Total liabilities                                 150,028,282                  -                     -       150,028,282
                                                           ------------         ----------           -----------     -------------

MEMBERS' EQUITY (DEFICIT):                                  (23,430,973)         8,803,191            (8,803,191)      (23,430,973)
                                                           ------------         ----------           -----------     -------------

          Total                                            $126,597,309         $8,803,191            (8,803,191)    $ 126,597,309
                                                           ============         ==========           ===========     =============

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2000

                                                   Majestic Star
                                                    Casino, LLC           Majestic Investor, LLC       Consolidated Total
                                                   -----------           ----------------------       ------------------
OPERATING REVENUES:
     Casino                                        $115,455,271          $                   -           $115,455,271
     Food and beverage                                1,925,023                              -              1,925,023
     Other                                            1,070,965                              -              1,070,965
                                                   -------------         ----------------------          ------------

          Total revenue                             118,451,259                              -            118,451,259

          Less promotional allowance                 (5,017,777)                             -             (5,017,777)
                                                   -------------         ----------------------          ------------

          Net revenue                               113,433,482                              -            113,433,482
                                                   -------------         ----------------------          -----------

COSTS AND EXPENSES:
     Casino                                          21,179,612                              -             21,179,612
     Gaming and admission taxes                      32,350,368                              -             32,350,368
     Food and beverage                                2,402,518                              -              2,402,518
     Advertising and promotion                        8,019,655                              -              8,019,655
     General and administrative                      25,549,622                        250,226             25,799,848
     Economic incentive - City of Gary                3,230,679                              -              3,230,679
     Depreciation and amortization                    9,113,681                              -              9,113,681
     Loss on disposal of assets                         416,904                              -                416,904
                                                   -------------         ----------------------          ------------

          Total costs and expenses                  102,263,039                        250,226            102,513,265
                                                   -------------         ----------------------          ------------

          Operating income (loss)                    11,170,443                       (250,226)            10,920,217
                                                   -------------         ----------------------          ------------

Other income (expense):
     Interest income                                    840,536                         52,917                893,453'
     Interest expense                               (14,998,377)                             -            (14,998,377)
     Other non-operating expense                     (2,183,172)                             -             (2,183,172)
                                                   -------------         ----------------------          ------------

          Loss before extraordinary item             (5,170,570)                      (197,309)            (5,367,879)

Extraordinary Item:
     Loss on bond redemption                           (382,500)                             -               (382,500)
                                                   -------------         ----------------------          ------------

          Net (loss)                               $ (5,553,070)         $            (197,309)          $ (5,750,379)
                                                   ===================================================================

Condensed consolidating statements of cash flows for the year ended December 31, 2000

                                                                   Majestic Star         Majestic          Consolidated
                                                                    Casino, LLC        Investor, LLC          Total
                                                                    ------------       ------------       ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 $  6,178,381       $ (1,431,669)      $  4,746,712
                                                                    ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, equipment and vessel improvements       (3,039,635)                --         (3,039,635)
     Sale of slot equipment                                              179,200                 --            179,200
     Increase in deposits                                                (98,404)                --            (98,404)
     Investment in Buffington Harbor Riverboats, L.L.C                (7,836,489)                --         (7,836,489)
     (Increase) in restricted cash                                            --         (2,000,000)        (2,000,000)
     Contribution to Majestic Investor, LLC                           (9,000,500)         9,000,500                 --
     Purchase of 49% interest in Gary New Century, LLC                        --         (9,000,000)        (9,000,000)
     Sale of 49% interest in Gary New Century, LLC                            --          9,000,000          9,000,000
                                                                    ------------       ------------       ------------

          Net cash (used in) provided by investing activities        (19,795,828)         7,000,500        (12,795,328)
                                                                    ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption of 12-3/4% Senior Secured Notes                       (6,382,500)                --         (6,382,500)
     Dcrease in restricted cash                                        7,357,874                 --          7,357,874
     Distribution to Barden Development, Inc.                           (597,610)                --           (597,610)
     Line of credit, net                                               7,800,000                 --          7,800,000
     Cash paid to reduce long-term debt                               (2,154,680)                --         (2,154,680)
     Issuance of loans to Barden Development, Inc.                    (4,000,000)        (2,000,000)        (6,000,000)
     Cash received for loans to Barden Development, Inc.               4,000,000                 --          4,000,000
                                                                    ------------       ------------       ------------
          Net cash provided by (used in) financing activities          6,023,084         (2,000,000)         4,023,084
                                                                    ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (7,594,363)         3,568,831         (4,025,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          20,145,044                 --         20,145,044
                                                                    ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 12,550,681       $  3,568,831       $ 16,119,512
                                                                    ============       ============       ============

                                                                     SCHEDULE II

                          THE MAJESTIC STAR CASINO, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                     Balance at    Charged to                                          Balance at
                                     beginning     costs and         Cash                                 end
Description                           of year       expenses        Recoveries        Deductions        of  year
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Year ended December 31, 1999       $ 148,608      $  75,504        $  64,591         $  252,155        $  36,548

Year ended December 31, 2000          36,548        140,182           35,270             92,000          120,000

Year ended December 31, 2001         120,000        400,685           35,704            196,687          359,702

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Members of
Buffington Harbor Riverboats, L.L.C.:



We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 2001 and 2000, and the related statements of operations, members' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
January 30, 2002

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                                       ASSETS                                               2001            2000
                                       ------                                               ----            ----
CURRENT ASSETS:
    Cash                                                                              $     317,646     $     286,921
    Trade receivables                                                                        26,014           206,757
    Due from members' (Note 2)                                                                    -           549,947
    Inventory                                                                               310,348           228,519
    Prepaid expenses and other current assets                                               127,993           169,205
    Note and accrued interest receivable from affiliate (Note 4)                                  -        14,402,010
                                                                                      -------------     -------------
                 Total current assets                                                       782,001        15,843,359

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 2 and 3)                                       69,650,069        75,100,370

OTHER ASSETS                                                                                111,478           116,955
                                                                                      -------------     -------------
                 Total assets                                                         $  70,543,548     $  91,060,684
                                                                                      =============     =============

                        LIABILITIES AND MEMBERS' CAPITAL
                        --------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                  $     435,325     $   1,425,399
    Accrued expenses                                                                      1,752,105         1,787,219
    Member advance (Note 4)                                                                       -         7,099,167
    Due to members' (Note 2)                                                                558,469                 -
                                                                                      -------------     -------------
                 Total current liabilities                                                2,745,899        10,311,785

COMMITMENTS AND CONTINGENCIES (Note 4)

MEMBERS' CAPITAL                                                                         67,797,649        80,748,899
                                                                                      -------------     -------------
                 Total liabilities and members' capital                               $  70,543,548     $  91,060,684
                                                                                      =============     =============


              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------

                                                                 2001                2000              1999
                                                            -------------      --------------     -------------
REVENUES:
    Food and beverage                                       $  1,495,123       $   4,017,032      $  4,454,387
    Other (Note 2)                                            14,973,458          13,796,980        13,839,552
                                                            -------------      --------------     -------------
                 Net revenues                                 16,468,581          17,814,012        18,293,939
                                                            -------------      --------------     -------------

COST AND EXPENSES:
    Food and beverage                                          2,725,991           2,483,154         2,843,285
    General and administrative                                13,659,254          13,151,389        14,957,381
    Depreciation                                               5,595,497           6,260,583         6,022,374
    Other                                                        469,459             269,220           172,163
                                                            -------------      --------------
                                                              22,450,201          22,164,346        23,995,203
                                                            -------------      --------------     -------------
                 Loss from operations                         (5,981,620)         (4,350,334)       (5,701,264)

INTEREST INCOME, net                                             386,145             232,996             5,254
                                                            -------------      --------------     -------------
                 Net loss                                   $ (5,595,475)      $  (4,117,338)     $ (5,696,010)
                                                            =============      ==============     =============

  The accompanying notes to financial statements are an integral part of these statements.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                         STATEMENTS OF MEMBERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------

                                                                                       Retained
                                                                       Member          Earnings
                                                                   Contributions       (Deficit)         Total
                                                                  ---------------   ---------------  --------------
BALANCE, December 31, 1998                                        $   99,607,746    $  (18,109,972)  $  81,497,774

    Capital contribution made by Trump Indiana, Inc.                     245,331                 -         245,331
    Capital contribution made by The Majestic Star Casino, LLC           245,331                 -         245,331
    Net loss                                                                   -        (5,696,010)     (5,696,010)
                                                                  ---------------   ---------------  --------------

BALANCE, December 31, 1999                                           100,098,408       (23,805,982)     76,292,426

    Capital contribution made by Trump Indiana, Inc.                     737,322                 -         737,322
    Capital contribution made by The Majestic Star Casino, LLC         7,836,489                 -       7,836,489
    Net loss                                                                   -        (4,117,338)     (4,117,338)
                                                                  ---------------   ---------------  --------------

BALANCE, December 31, 2000                                           108,672,219       (27,923,320)     80,748,899

    Capital contribution made by Trump Indiana, Inc.                     214,759                 -         214,759
    Capital contribution made by The Majestic Star Casino, LLC           214,666                 -         214,666
    Transfer of assignment of BHPA interest receivable (Note 4)         (343,016)                -        (343,016)

    Transfer of assignment of BHPA note receivable (Note 4)           (7,442,184)                -      (7,442,184)

    Net loss                                                                   -        (5,595,475)     (5,595,475)
                                                                  ---------------   ---------------  --------------

BALANCE, December 31, 2001                                        $  101,316,444    $  (33,518,795)  $  67,797,649
                                                                  ===============   ===============  ==============

  The accompanying notes to financial statements are an integral part of these statements.

                       BUFFINGTON HARBOR RIVERBOATS, L.L.C
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------

                                                                            2001               2000                1999
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (5,595,475)      $ (4,117,338)      $ (5,696,010)
    Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities-
       Depreciation                                                        5,595,497          6,260,583          6,022,374
       Deferred rent                                                               -         (2,142,845)          (357,144)
    Changes in operating assets and liabilities-
       (Increase) decrease in trade receivable                               180,743           (146,574)             7,547
       (Increase) decrease in due from members'                              549,947           (173,182)           984,610
       (Increase) decrease in inventory                                      (81,829)            26,962              6,269
       (Increase) decrease in prepaid expenses and other current
          assets                                                              41,212            (39,227)           (51,062)
       (Increase) decrease in due from affiliate                          14,402,010        (14,402,010)                 -
       Decrease in other assets                                                5,477            155,777             (5,015)
       Increase (decrease) in accounts payable                              (990,074)           605,507           (443,519)
       Increase (decrease) in accrued expenses                               (35,114)           181,523            143,937
       Increase in due to members'                                           558,469                  -                  -
                                                                        ------------       ------------       ------------
        Net cash flows (used in) provided by operating activities         14,630,863        (13,790,824)           611,987
                                                                        ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES --
    Purchases of property, plant and equipment, net                         (145,196)        (1,688,037)        (1,187,530)
                                                                        ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES --
    Capital distributions, net of contributions                           (7,355,775)         8,573,811            490,662
    Member advance                                                        (7,099,167)         7,099,167                  -
                                                                        ------------       ------------       ------------
                 Net cash flows provided by financing activities         (14,454,942)        15,672,978            490,662
                                                                        ------------       ------------       ------------
                 Net increase (decrease) in cash                              30,725            194,117            (84,881)

CASH BEGINNING OF PERIOD                                                     286,921             92,804            177,685
                                                                        ------------       ------------       ------------

CASH END OF PERIOD                                                      $    317,646       $    286,921       $     92,804
                                                                        ============       ============       ============

     The accompanying notes to financial statements are an integral part of these statements.

1. ORGANIZATION AND OPERATIONS
   ---------------------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property, Plant and Equipment
-----------------------------

Property, plant and equipment is carried at cost. Property, plant and equipment is depreciated on the straight-line method using rates based on the following useful lives-

     Land improvements                                         15 years
     Building                                                  40 years
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

3. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------

Property, plant and equipment is comprised of the following -

                                                          2001            2000
                                                      ------------    ------------
     Land and land improvements                       $ 34,469,021    $ 36,883,043
     Building and building improvements                 40,400,529      40,392,638
     Harbor improvements                                19,519,620      17,089,620
     Furniture, fixtures and equipment                   7,939,228       7,818,771
                                                      ------------    ------------
                                                       102,328,398     102,184,072
     Less - Accumulated depreciation                    32,678,329      27,083,702
                                                      ------------    ------------
     Total property, plant and equipment, net         $ 69,650,069    $ 75,100,370
                                                      ============    ============

4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

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

Leases
------

Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. ("Lehigh Cement"), BHR leased certain property which is integral to the gaming operations of Trump Indiana and Barden (the "BHR Lease"). The BHR Lease placed certain restrictions on the use of the harbor by the riverboats of Barden and Trump Indiana, required the reimbursement of certain costs which may have been incurred by Lehigh Cement, and required BHR to pursue the permitting and construction of a new harbor. The BHR Lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting and construction of a new harbor, the BHR Lease would have extended until the earlier of December 31, 2005 or the completion of a new harbor. Subsequent to the original 30-month term and beginning January, 1998 BHR was required to make payments of $125,000 per month for the remainder of the lease term. As of December 31, 1999, BHR had recorded deferred rent expense $2,142,845.

In September 2000, Buffington Harbor Parking Associates ("BHPA"), a joint venture owned by Trump Indiana and Barden purchased for $15,000,000 (the "Purchase") the Lehigh Cement property which was subject to the BHR Lease, and at such time the BHR Lease was terminated. The purchase price was financed by an advance from BHR of $14,182,856, with interest at 6%, and through the sale of one acre of land to BHR for approximately $817,144. In connection with the Purchase, the members advanced $7,099,167 and contributed $7,900,833 to BHR. As a result of the above, BHR reversed $1,874,986 of deferred rent expense into income. This amount is reflected as a reduction of general and administrative expenses in the accompanying statement of operations.

In June 2001, BHR and BHPA terminated the BHPA agreement. A new agreement was reached between BHR, Barden and Trump Indiana in which BHR transferred half of the loan receivable as a return of capital to Barden in the amount of 7,099,167. Trump Indiana was assigned half of the loan receivable, $7,099,167, in satisfaction of the advance. In addition, BHR distributed half of the construction-in-progress payments, $343,016, made by each member to BHR in order to finance the construction of the garage as a return of capital contribution to both Trump Indiana & Barden.

BHR also has noncancellable office equipment and vehicle leases. Rental expense for such noncancellable operating leases was $1,367,607 and $412,309 for 2000 and 2001, respectively. Minimum rental payments under noncancellable operating leases are as follows-

       Years Ended December 31-
          2002                                        $   288,568
          2003                                             81,171
          2004                                             18,989
          2005                                              2,884
          2006                                                  -
                                                      -----------
                                                      $   391,612
                                                      ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

THE MAJESTIC STAR CASINO, LLC
By: Barden Development Inc., Manager

By: /s/ Don H. Barden
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer


THE MAJESTIC STAR CASINO CAPITAL CORP.


By  /s/ Don H. Barden
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature                                       Title                               Date
---------                                       -----                               ----
/s/ Don H. Barden                     President and Chief Executive Officer     April 15, 2002
----------------------------          of the Manager, the Company and The
Don H. Barden                         Majestic Star Casino Capital Corp., and
                                      Sole Director of The Majestic Star
                                      Casino Capital Corp. (Principal
                                      Executive Officer)

/s/ Michael E. Kelly                  Vice President, Chief Operating and       April 15, 2002
----------------------------          Financial Officer and Secretary of
Michael E. Kelly                      the Company and The Majestic
                                      Star Casino Capital Corp. (Principal
                                      Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company or by Investor Holdings pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. Exhibits previously filed by Investor Holdings are identified as such; all other previously filed exhibits were filed by the Company. The Company's Commission file number is 333-06489 and Investor Holdings' Commission file number is 333-81584.

Exhibit No.                Description of Document
-----------                -----------------------

2.1 Purchase and Sale Agreement dated as of November 22, 2000 by and among Majestic Investor, LLC, Fitzgerald's Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgerald's Mississippi, Inc., Fitzgerald's Gaming Corporation and certain affiliates of the foregoing parties, as amended by the First Amendment thereto dated as of December 4, 2000 (Form 10-K for the year ended December 31, 2000)

2.2 Second Amendment to Purchase and Sale Agreement dated as of November 1, 2001 by and among Majestic Investor Holdings, LLC, Majestic Investor, LLC, Barden Nevada Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc. and Fitzgeralds Gaming Corporation (Form 8-K filed December 13, 2001)

3.1 Amended and Restated Articles of Organization of The Majestic Star Casino, LLC (Registration Statement No. 333-06489)

3.2 Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC dated as of March 29, 1996 (Registration Statement No. 333-06489)

3.3 First Amendment of Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, dated as of June 18, 1999 (Registration Statement No. 333-85089)

3.4 Articles of Incorporation of The Majestic Star Casino Capital Corp. (Registration Statement No. 333-85089)

3.5 Bylaws of The Majestic Star Casino Capital Corp. (Registration Statement No. 333-85089)

4.1 Indenture dated as of June 18, 1999 by and among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., and IBJ Whitehall Bank & Trust Company, as Trustee (Registration Statement No. 333-85089)

4.2 Security Agreement dated as of June 18, 1999 by and between The Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company (Registration Statement No. 333-85089)

4.3 Trademark Security Agreement dated as of June 18, 1999 by and between The Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company (Registration Statement, No. 333-85089)

4.4 Preferred Ship Mortgage dated as of June 18, 1999 made by The Majestic Star Casino, LLC in favor of IBJ Whitehall Bank & Trust Company (Registration Statement No. 333-85089)

4.5 Pledge Agreement dated as of June 18, 1999 by and between The Majestic Star Casino, LLC and IBJ Whitehall Bank & Trust Company (Registration Statement No. 333-85089)

4.6 Pledge Agreement dated as of June 18, 1999 by and among Barden Development, Inc., Gary Riverboat Gaming, LLC, and IBJ Whitehall Bank & Trust Company (Registration Statement No. 333-85089)

4.7 Loan and Security Agreement dated as of August 2, 1999 by and between The Majestic Star Casino, LLC and Foothill Capital Corporation (Form 10-Q for the quarter ended September 30, 1999)

4.8 Indenture dated as of December 6, 2001 between Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., as issuers, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC, as subsidiary guarantors, and the Bank of New York, as Trustee (Investor Holdings Registration Statement No. 333-81584)

4.9 Registration Rights Agreement dated as of December 6, 2001 among Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC, as guarantors, and Jefferies & Company, Inc. (Investor Holdings Registration Statement No. 333-81584)

4.10 Guarantee dated as of December 6, 2001 of Barden Mississippi Gaming LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. (Investor Holdings Registration Statement No. 333-81584)

4.11 Pledge and Security Agreement dated as of December 6, 2001 by and among Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Nevada Gaming, LLC and The Bank of New York (Investor Holdings Registration Statement No. 333-81584)

4.12 Pledge Agreement dated as of December 6, 2001 by and between Majestic Investor, LLC and The Bank of New York (Investor Holdings Registration Statement No. 333-81584)

4.13 Trademark Security Agreement dated as of December 6, 2001 by and among Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Nevada Gaming, LLC and The Bank of New York (Investor Holdings Registration Statement No. 333-81584)

4.14 First Preferred Vessel Mortgage, dated as of December 6, 2001 by and between Barden Mississippi, LLC and The Bank of New York (Investor Holdings Registration Statement No. 333-81584)

4.15 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Mississippi Gaming, LLC as Trustor, Jim B. Tohill as Trustee and The Bank of New York as Beneficiary, dated as of December 6, 2001 (Investor Holdings Registration Statement No. 333-81584)

4.16 Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents by and among Barden Nevada Gaming, LLC as Trustor, Fidelity National Title Agency of Nevada, Inc. as Trustee, and The Bank of New York as Beneficiary, dated as of December 6, 2001 (Investor Holdings Registration Statement No. 333-81584)

4.17 Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents by and among Barden Colorado Gaming, LLC as Trustor, The Public Trustee of the County of Gilpin, State of Colorado as Trustee, and The Bank of New York as Beneficiary, dated as of December 6, 2001 (Investor Holdings Registration Statement No. 333-81584)

4.18 Intercreditor Agreement, dated as of December 6, 2001 between The Bank of New York and Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.19 Loan and Security Agreement dated as of December 6, 2001 by and among Majestic Investor Holdings, LLC, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Nevada Gaming, LLC and Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.20 Loan and Security Agreement dated as of December 6, 2001, by Majestic Investor, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc., Fitzgeralds Gaming Corporation and certain affiliates of the foregoing parties dated as November 22, 2000 (Investor Holdings Registration Statement No. 333-81584)

4.21 General Continuing Guaranty dated as of December 6, 2001, by Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC, in favor of Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.22 Guarantor Security Agreement dated as of December 6, 2001 by Majestic Investor Holdings, LLC and Majestic Investor Capital Corp. in favor of Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.23 First Preferred Vessel Mortgage, dated as of December 6, 2001 by Barden Mississippi Gaming, LLC in favor of Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.24 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Mississippi Gaming, LLC as Trustor, Jim B. Tohill as Trustee and Foothill Capital Corporation as Beneficiary, dated as of December 6, 2001 (Investor Holdings Registration Statement No. 333-81584)

4.25 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Nevada Gaming, LLC as Trustor, Fidelity National Title Agency of Nevada, Inc. as Trustee, and Foothill Capital Corporation as Beneficiary, dated as of December 6, 2001 (Investor Holdings Registration Statement No. 333-81584)

4.26 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Colorado Gaming, LLC as Trustor, The Public Trustee of the County of Gilpin, State of Colorado as Trustee, and Foothill Capital Corporation as Beneficiary, dated as of December 6, 2001 (Investor Holdings Registration Statement No. 333-81584)

4.27 Stock Pledge Agreement dated as of December 6, 2001 between Majestic Investor Holdings, LLC and Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.28 Guarantor Trademark Security Agreement dated as of December 6, 2001 between Majestic Investor Holdings, LLC and Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.29 Subordination of First Preferred Vessel Mortgage Upon Fitzgeralds Tunica (Official No. 262757) (Investor Holdings Registration Statement No. 333-81584)

4.30 Subordination Agreement dated as of December 6, 2001 by Barden Mississippi Gaming, LLC and The Bank of New York, in favor of Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.31 Subordination Agreement dated as of December 6, 2001 by Barden Colorado Gaming, LLC and The Bank of New York, in favor of Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

4.32 Subordination Agreement dated as of December 6, 2001 by Barden Nevada Gaming, LLC and The Bank of New York, in favor of Foothill Capital Corporation (Investor Holdings Registration Statement No. 333-81584)

10.1* Employment Agreement dated October 22, 2001 between Don H. Barden and The Majestic Star Casino, LLC (Investor Holdings Registration Statement No. 333-81584)

10.2* Employment Agreement dated October 22, 2001 between Michael E. Kelly and The Majestic Star Casino, LLC (Investor Holdings Registration Statement No. 333-81584)

10.3 Management Agreement dated as of June 9, 1999 between Barden Development, Inc. and the Company (Form 10-K for the year ended December 31, 1999)

10.4 Expense Reimbursement Agreement dated as of October 22, 2001 between Majestic Investor Holdings, LLC and The Majestic Star Casino, LLC (Investor Holdings Registration Statement No. 333-81584)

10.5 Contribution and Assignment Agreement by and between Majestic Investor, LLC and Majestic Investor Holdings, LLC dated as of September 27, 2001 (Investor Holdings Registration Statement No. 333-81584)

10.6 Berthing Agreement dated as of April 23, 1996 between The Majestic Star Casino, LLC and Buffington Harbor Riverboats, LLC (Registration Statement No. 333-06489)

10.7 First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC made as of October 31, 1995 by and between Trump Indiana, Inc. and The Majestic Star Casino, LLC, as amended (Registration Statement No. 333-06489)

10.8 Equipment Financing Agreement dated April 5, 1996 by and between the Company and International Gaming Technology (Registration Statement No. 333-06489)

10.9 Equipment Financing Agreement dated May 5, 1996 by and between the Company and International Gaming Technology (Registration Statement, No. 333-06489)

10.10 Equipment Financing Agreement dated September 15, 1997 by and between the Company and PDS Financial Corporation (Form 10-K for the period ended December 31, 1997)

10.11 Equipment Financing Agreement dated October 27, 1997 by and between the Company and PDS Financial Corporation (Form 10-K for the period ended December 31, 1997)

21.1      List of Subsidiaries of The Majestic Star Casino, LLC

99.1      Letter to Commission Pursuant to Temporary Note 3T

_________________________

* Identifies current management contracts or compensatory plans or arrangements.