Form 10-Q
period 2002-06-30
MAJESTIC STAR CASINO LLC
filed 2002-08-14
CIK 1016466

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

(State or other    (Exact name of registrant as specified in its charter)       (I.R.S. Employer
jurisdiction of                                                                  Identification No.)
incorporation or
organization)

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

Yes   X     No
   -------    ------

Shares outstanding of each of the registrant's classes of common stock as of June 30, 2002:

Class                    Number of shares
-----                    ----------------
Not applicable           Not applicable

================================================================================

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I       FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets, as of June 30, 2002 and December 31, 2001                 1

             Consolidated Statements of Operations for the three and six months
              ended June 30, 2002 and 2001                                                          2

             Consolidated Statements of Cash Flows for the six months ended
              June 30, 2002 and 2001                                                                3

             Notes to Financial Statements                                                          4

   Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                22

   Item 3.   Quantitative and Qualitative Disclosures About  Market Risk                           33

PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                     33

   Item 6.   Exhibits and Reports on Form 8-K                                                      33

SIGNATURES                                                                                         34

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     JUNE 30,               DECEMBER 31,
                                                                       2002                     2001
ASSETS
Current Assets:
  Cash and cash equivalents                                        $ 28,200,794             $ 25,925,291
  Accounts receivable, less allowance for doubtful accounts
   of  $360,274 and $359,702, respectively                            3,033,258                3,079,523
  Inventories                                                           975,436                  995,708
  Prepaid expenses                                                    3,273,266                2,190,255
  Due from affiliate                                                    975,539                  700,000
  Due from Buffington Harbor Riverboats, L.L.C                          470,782                  333,838
                                                                   ------------             ------------
    Total current assets                                             36,941,037               33,224,615
                                                                   ------------             ------------
Property, equipment, and vessel improvements, net                   168,822,132              170,195,013

Intangible assets, net                                               18,493,623               19,290,753

Goodwill                                                              6,713,162               10,602,250

Other Assets:
  Deferred financing costs, less accumulated amortization
   of $3,262,395 and $2,202,831, respectively                        10,045,988               10,530,426
  Investment in Buffington Harbor Riverboats, L.L.C                  32,731,339               33,898,771
  Restricted cash                                                     1,000,000                1,000,000
  Other assets, prepaid leases and deposits                          13,046,212               12,317,704
                                                                   ------------             ------------
    Total other assets                                               56,823,539               57,746,901
    Total Assets                                                   $287,793,493             $291,059,532
                                                                   ============             ============
LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt                             $  2,131,364             $  6,656,574
  Accounts payable                                                    3,992,901                2,978,502
  Accrued payroll and related                                         6,207,230                6,194,601
  Accrued interest                                                    8,564,554                8,294,312
  Other accrued liabilities                                          11,975,737               13,020,097
                                                                   ------------             ------------
    Total current liabilities                                        32,871,786               37,144,086

Long-term debt, net of current maturities                           274,625,782              273,896,933
                                                                   ------------             ------------
    Total Liabilities                                               307,497,568              311,041,019
                                                                   ------------             ------------
Commitments and contingencies

Members' Deficit:
  Members' contributions                                             29,000,000               29,000,000
  Accumulated deficit                                               (48,704,075)             (48,981,487)
                                                                   ------------             ------------
    Total Members' Deficit                                          (19,704,075)             (19,981,487)
                                                                   ------------             ------------
    Total Liabilities and Members' Deficit                         $287,793,493             $291,059,532
                                                                   ============             ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                    2002            2001                 2002             2001
REVENUES:
  Casino                                                        $72,066,873      $31,011,048         $145,560,288     $62,931,224
  Rooms                                                           3,938,875                -            8,027,387               -
  Food and beverage                                               5,421,772          525,975           11,065,485       1,069,878
  Other                                                           1,393,350          324,678            2,563,705         622,657
                                                                -----------      -----------         ------------     -----------
    Gross Revenues                                               82,820,870       31,861,701          167,216,865      64,623,759

    less promotional allowances                                  (9,864,682)      (1,603,276)         (20,759,675)     (3,095,598)
                                                                -----------      -----------         ------------     -----------
    Net Revenues                                                 72,956,188       30,258,425          146,457,190      61,528,161
                                                                -----------      -----------         ------------     -----------
COSTS AND EXPENSES:
  Casino                                                         21,863,264        6,129,391           43,354,471      12,172,570
  Rooms                                                           2,282,536                -            4,441,458               -
  Food and beverage                                               3,447,130          578,209            6,767,100       1,186,176
  Other                                                             396,601                -              775,440               -
  Gaming taxes                                                   13,428,854        8,631,441           27,025,441      17,509,581
  Advertising and promotion                                       5,260,936        1,463,851           10,127,534       3,505,886
  General and administrative                                     11,344,853        5,805,140           22,252,003      11,889,526
  Economic incentive - City of Gary                                 948,882          931,256            1,887,142       1,889,033
  Depreciation and amortization                                   5,175,426        2,140,188           10,234,119       4,446,996
  (Gain)/loss on disposal of assets                                  (2,886)          12,114               (9,428)         12,114
  Pre-opening expenses                                              116,982                -              124,269               -
                                                                -----------      -----------         ------------     -----------
    Total costs and expenses                                     64,262,578       25,691,590          126,979,549      52,611,882
                                                                -----------      -----------         ------------     -----------
    Operating income                                              8,693,610        4,566,835           19,477,641       8,916,279
                                                                -----------      -----------         ------------     -----------
OTHER INCOME (EXPENSE):
  Loss on investment in Buffington Harbor Riverboats, L.L.C.       (601,940)        (750,797)          (1,207,900)     (1,548,995)
  Interest income                                                    38,488          105,658               77,970         244,424
  Interest expense                                               (8,120,429)      (3,548,389)         (16,284,461)     (7,243,275)
  Other non-operating expense                                       (41,298)         (24,688)             (92,291)        (47,479)
                                                                -----------      -----------         ------------     -----------
    Total other income (expense)                                 (8,725,179)      (4,218,216)         (17,506,682)     (8,595,325)
                                                                -----------      -----------         ------------     -----------
    Net income (loss)                                           $   (31,569)     $   348,619         $  1,970,959     $   320,954
                                                                ===========      ===========         ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             2002                    2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 1,970,959             $   320,954
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                             7,578,115               3,308,079
  Amortization                                                             2,656,004               1,138,917
  Loss on investment in Buffington Harbor Riverboats, L.L.C.               1,207,900               1,548,995
  (Gain) loss on sale of assets                                               (9,428)                 12,114
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                            159,277                 457,347
  Decrease in inventories                                                     20,272                  12,320
  Increase in prepaid expenses                                            (1,309,205)               (369,559)
  (Increase) decrease in other assets                                        375,072                (439,372)
  Increase in accounts payable                                             1,014,399                 396,386
  Decrease in related party payables                                      (1,106,606)                      -
  Increase in accrued payroll and other expenses                              12,629                 273,260
  Increase (decrease) in accrued interest                                    270,242                 (18,220)
  Decrease in other accrued liabilities                                     (513,955)               (318,054)
                                                                         -----------             -----------
    Net cash provided by operating activities                             12,325,675               6,323,167
                                                                         -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of acquisition related costs                                      (986,158)                      -
  Proceeds from seller from purchase price adjustment                      3,800,000                       -
  Acquisition of property, equipment and vessel improvements              (6,238,519)             (1,695,421)
  (Increase) decrease  in deposits                                           (74,000)              1,828,568
  Investment in Buffington Harbor Riverboats, L.L.C                          (40,455)               (149,618)
  Proceeds from sale of equipment                                             42,717                   1,850
                                                                         -----------             -----------
    Net cash provided by (used in) investing activities                   (3,496,415)                (14,621)
                                                                         -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit, net                                                     (4,507,565)             (5,100,000)
  Payment of 11.653% Senior Secured Notes issuance costs                  (1,084,355)                      -
  Cash advances to/from affiliates                                           819,815                       -
  Cash paid to reduce long-term debt                                         (88,105)               (794,418)
  Distribution to Barden Development, Inc.                                (1,693,547)                      -
                                                                         -----------             -----------
    Net cash used in financing activities                                 (6,553,757)             (5,894,418)
                                                                         -----------             -----------
Net increase (decrease) in cash and cash equivalents                       2,275,503                 414,128
Cash and cash equivalents, beginning of period                            25,925,291              16,119,512
                                                                         -----------             -----------
Cash and cash equivalents, end of period                                 $28,200,794             $16,533,640
                                                                         ===========             ===========
INTEREST PAID:
  Equipment Debt                                                         $     8,391             $    31,047
  Senior Secured Notes - Fixed Interest 10-7/8%                          $ 7,068,750             $ 7,068,750
  Senior Secured Notes - Fixed Interest 11.653%                          $ 8,707,126             $         -
  Lines of credit                                                        $   197,730             $   161,697


        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

     The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company ("LLC"), to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. Majestic Investor, LLC was formed on September 12, 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary.

     Majestic Investor, LLC entered into a definitive purchase and sale agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation ("Fitzgeralds") and certain of its affiliates to purchase substantially all of the assets of three of its subsidiaries for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. Majestic Investor, LLC assigned all of its rights and obligations to Majestic Investor Holdings, LLC, a wholly-owned subsidiary of Majestic Investor, LLC, following the formation of Majestic Investor Holdings, LLC. Majestic Investor Holdings, LLC completed the purchase of the Fitzgeralds assets on December 6, 2001 and commenced operations on December 7, 2002. The three Fitzgeralds brand casinos are "restricted subsidiaries" of Majestic Investor Holdings, LLC under the Indenture relating to Majestic Investor Holdings, LLC's 11.653% Senior Secured Notes and "unrestricted subsidiaries" under the Company's Indenture relating to the Company's 10-7/8% Senior Secured Notes.

     Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its subsidiaries.

     The accompanying consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC ("Majestic Star") and its wholly-owned subsidiary, Majestic Investor, LLC. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the six months ended June 30, 2002, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation, which have no effect on previously reported net income.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This Statement updates, clarifies, and simplifies existing accounting pronouncements. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 will have no impact on our historical consolidated financial position or results of operations.


NOTE 3. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. ("BHR")

     On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage and gift shop, which are allocated on a percentage of use by the casino customers of the Company and the Joint Venture Partner. The Company accounts for its 50% interest in BHR under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                            Statements of Operations
                                   (Unaudited)

                       Three Months Ended June 30,        Six Months Ended June 30,
                          2002             2001              2002             2001
                      -----------      -----------       -----------      -----------
Gross Revenue         $ 3,704,614      $ 4,172,560       $ 7,922,587      $ 8,339,223

Operating Income      $     2,530      $     7,639       $     7,520      $    16,170

Net Loss              $(1,201,350)     $(1,501,594)      $(2,413,270)     $(3,097,990)


NOTE 4. ACQUISITIONS

     On December 6, 2001, we, through certain indirect wholly-owned subsidiaries, completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million purchase price reduction on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

     The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.  ACQUISITIONS (CONTINUED)

(In millions)                                 At December 6, 2001
Current assets                                      $ 12.2
Property and equipment                               122.9
Intangible assets                                     19.4
Goodwill                                              10.6
Other noncurrent assets                                2.0
                                                    ------
    Total assets acquired                            167.1
                                                    ------
Current liabilities                                   14.0
Other noncurrent liabilities                           0.4
                                                    ------
    Total liabilities assumed                         14.4
                                                    ------
Net                                                 $152.7
                                                    ------

     The Company (parent only) has no intangible assets. Intangible assets at Majestic Investor Holdings, LLC primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets, such as the Majestic Investor Holdings, LLC's gaming license, are not amortized but instead are subject to impairment tests at least annually.


NOTE 5.  OTHER INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of June 30, 2002, are as follows:

                                  Gross Carrying Amount    Accumulated Amortization
                                  ---------------------    ------------------------
                                                  (in thousands)
Amortized intangible assets:
Customer relationships                   $ 9,800                  $(696)
Tradename                                  3,700                   (210)
Riverboat excursion license                  700                      -
                                         -------                  -----
Total                                    $14,200                  $(906)
                                         =======                  =====
Unamortized intangible assets:
Gaming license                           $ 5,200
                                         -------
Total                                    $ 5,200
                                         =======

                      THE MAJESTIC STAR CASINO, LLC
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The amortization expense recorded on the intangible assets for the three and six months ended June 30, 2002 was $0.4 million and $0.8 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (amounts in thousands):

                          For the year ending December 31,
                          --------------------------------
2002                                  $1,595
2003                                  $1,642
2004                                  $1,642
2005                                  $1,642
2006                                  $1,642

NOTE 6.  GOODWILL

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                           (In thousands)
Balance as of January 1, 2002                  $10,602
Goodwill acquired                                  296
                                               -------
Balance as of March 31, 2002                   $10,898
Purchase price adjustment                       (3,800)
Goodwill adjustments                              (549)
Goodwill acquired                                  164
                                               -------
Balance as of June 30, 2002                    $ 6,713
                                               -------

     The increase in goodwill acquired primarily relates to professional fees incurred by the Company related to the acquisition of Fitzgeralds Tunica, Fitzgeralds Black Hawk, and Fitzgeralds Las Vegas and the decrease in goodwill primarily relates to the purchase price adjustment as previously described in
Note 4.

     In accordance with SFAS 142, goodwill is not amortized but instead is subject to impairment testing at least annually.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     There have been no significant changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Gaming Regulations

     The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indiana is a relatively new jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain final rules and has published others in proposed or draft form, which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the Company's operations.

     A change in the Indiana state law governing gaming took effect on July 1, 2002 which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax will have a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts. Prior to July 1, 2002, in Indiana, gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%.

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

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The Company's directors, officer, managers and key employees are required to hold individual licenses, the requirements for which vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non- renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.


NOTE 8.  SEGMENT INFORMATION

     The Company owns and operates four properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties"). The Company identifies its business in four segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income slot customers. The major products offered in each segment are as follows: casino, hotel rooms (except in Gary, Indiana and Black Hawk, Colorado) and food and beverage.

     The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through a management service fee from Majestic Star and are fully reflected in the expense line titled "General and Administrative" expenses.

     A summary of the Properties' operations by business segment for the three and six months ended June 30, 2002 and 2001 is presented below:


                                                                                   (a)         AS OF AND FOR THE         (a)
                                                       THREE MONTHS ENDED  THREE MONTHS ENDED  SIX MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30, 2002      JUNE 30, 2001       JUNE 30, 2002      JUNE 30, 2001
                                                       ------------------  ------------------  -----------------  -----------------
Net revenues:
  Majestic Star Casino                                        $30,569            $30,258            $  60,757          $ 61,528
  Fitzgeralds Tunica                                           21,857             20,827               44,106            42,063
  Fitzgeralds Black Hawk                                        7,902              8,516               15,908            16,392
  Fitzgeralds Las Vegas                                        12,628             13,616               25,686            27,925
                                                              -------            -------            ---------          --------
     Total                                                    $72,956            $73,217            $ 146,457          $147,908
                                                              -------            -------            ---------          --------

Income (loss) from operations:
  Majestic Star Casino                                        $ 5,289            $ 4,567            $  10,577          $  8,920
  Fitzgeralds Tunica                                            3,310              4,889                7,946            10,330
  Fitzgeralds Black Hawk                                        1,524              2,003                2,782             3,568
  Fitzgeralds Las Vegas                                          (659)               840                 (419)            2,508
  Unallocated and other(1)                                       (770)                 -               (1,408)                4
                                                              -------            -------            ---------          --------
     Total                                                    $ 8,694            $12,299            $  19,478          $ 25,330
                                                              -------            -------            ---------          --------
Segment depreciation and amortization
  Majestic Star Casino                                        $ 1,682            $ 2,140            $   3,354          $  4,447
  Fitzgeralds Tunica                                            1,835                  -                3,615                 -
  Fitzgeralds Black Hawk                                          364                  -                  727                 -
  Fitzgeralds Las Vegas                                           648                  -                1,265                 -
  Unallocated and other(1)                                        646                  -                1,273                 -
                                                              -------            -------            ---------          --------
     Total                                                    $ 5,175            $ 2,140               10,234          $  4,447
                                                              -------            -------            ---------          --------
Expenditures for additions to long-lived assets:
  Majestic Star Casino                                        $ 2,331            $   692            $   3,504          $  1,695
  Fitzgeralds Tunica                                              983                283                1,496               530
  Fitzgeralds Black Hawk                                          335                 94                  439               153
  Fitzgeralds Las Vegas                                           245                 36                  800               148
                                                              -------            -------            ---------          --------
     Total                                                    $ 3,894            $ 1,105            $   6,239          $  2,526
                                                              -------            -------            ---------          --------

Segment assets:
  Majestic Star Casino                                                                              $ 122,951
  Fitzgeralds Tunica                                                                                   92,495
  Fitzgeralds Black Hawk                                                                               30,903
  Fitzgeralds Las Vegas                                                                                45,709
  Unallocated and other(1)                                                                            162,140
                                                                                                    ---------
     Total                                                                                          $ 454,198
                                                                                                    ---------
  Less: intercompany                                                                                 (166,405)
                                                                                                    ---------
     Total                                                                                          $ 287,793
                                                                                                    ---------

Goodwill:
  Majestic Star Casino                                                                              $       -
  Fitzgeralds  Tunica                                                                                   3,998
  Fitzgeralds Black Hawk                                                                                1,524
  Fitzgeralds Las Vegas                                                                                 1,191
                                                                                                    ---------
     Total                                                                                          $   6,713
                                                                                                    ---------

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

(a) The segment information provided for the Fitzgeralds properties is derived from prior year consolidated financial information provided by the predecessor company and is for the quarter and two quarters ended July 1, 2001.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2002, the Company made distributions of approximately $628,000 to Barden Development, Inc. ("BDI"), of which $280,000 was related to the fourth quarter of 2001 and $348,000 was related to the first quarter of 2002. These distributions were made in accordance with the Management Agreement between the Company and BDI dated June 18, 1999.

     During the six months ended June 30, 2002, Majestic Investor Holdings, LLC made distributions of approximately $1,065,000 to BDI, of which $188,000 was related to the fourth quarter of 2001 and $877,000 was related to the first quarter of 2002, in accordance with the Management Agreement between Majestic Investor Holdings, LLC and BDI dated December 5, 2001.

     In December 2001, Majestic Investor Holdings, LLC issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum and is due and payable in full on December 12, 2002.

     During 2001, The Majestic Star Casino, LLC made a $300,000 employee loan to Mr. Barden. This loan bears interest at a rate of 7% per annum and is due and payable in full on December 12, 2002.


NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION

     The Company's $130.0 million, 10 7/8% Senior Secured Notes are secured by substantially all of the assets of the Majestic Star Casino, but not the assets of Majestic Investor Holdings, LLC and its wholly-owned subsidiaries which include the three Fitzgeralds' casino properties acquired on December 6, 2001.

     Majestic Investor Holdings, LLC's $152.6 million, 11.653% Senior Secured Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries (the "Guarantor Subsidiaries") of Majestic Investor Holdings, LLC. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

     The following condensed consolidating information presents condensed consolidating balance sheets, as of June 30, 2002 and December 31, 2001 and condensed consolidating statements of operations for the three and six months ended June 30, 2002 and 2001, and condensed consolidating statements of cash flows for the six months ended June 30, 2002 and 2001 for The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted subsidiaries of

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

Majestic Investor Holdings, LLC (on a combined and individual basis) and the elimination entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. ("MSCCC") and Majestic Investor, LLC, wholly-owned subsidiaries of The Majestic Star Casino, LLC, and Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of Majestic Investor, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented below for these subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2002 (UNAUDITED)

                                                          MAJESTIC STAR    MAJESTIC INVESTOR     GUARANTOR       ELIMINATING
                                                           CASINO, LLC       HOLDINGS, LLC     SUBSIDIARIES        ENTRIES
ASSETS
Current Assets:
  Cash and cash equivalents                               $ 10,825,940       $    741,326      $ 16,633,528     $           -
  Accounts receivable (net)                                  1,803,232             27,086         1,202,940                 -
  Inventories                                                   61,161                  -           914,275                 -
  Prepaid expenses and other current assets                  1,864,510          4,406,009         2,142,414        (3,693,346)(a)
                                                          -----------------------------------------------------------------------
     Total current assets                                   14,554,843          5,174,421        20,893,157        (3,693,346)
                                                          -----------------------------------------------------------------------
Property and equipment, net                                 48,503,175                  -       120,318,957                 -
Intangible assets, net                                               -                  -        18,493,623                 -
Due from related parties                                     1,417,163        138,746,446                 -      (140,163,609)(b)
Investment in Buffington Harbor Riverboats, L.L.C           32,731,339                  -                 -                 -
Other assets                                                14,452,078          6,964,046         9,401,200                 -
Investment in subsidiaries                                  11,292,675         11,255,046                 -       (22,547,721)(b)
                                                          -----------------------------------------------------------------------
     Total Assets                                         $122,951,273       $162,139,959      $169,106,937     $(166,404,676)
                                                          =======================================================================
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt                     $         -       $  1,992,435      $    138,929     $           -
  Accounts payable, accrued and other                       13,937,148          1,714,516        15,088,758                 -
                                                          -----------------------------------------------------------------------
     Total current liabilities                              13,937,148          3,706,951        15,227,687                 -
                                                          -----------------------------------------------------------------------
Due to related parties                                               -          1,417,163       142,439,792      (143,856,955)(b)
Long-term debt, net of current maturities                  128,718,200        145,723,170           184,412                 -
                                                          -----------------------------------------------------------------------

     Total Liabilities                                     142,655,348        150,847,284       157,851,891      (143,856,955)

Members' Equity (Deficit)                                  (19,704,075)        11,292,675        11,255,046       (22,547,721)(b)
                                                          -----------------------------------------------------------------------
     Total Liabilities and Member's Equity (Deficit)      $122,951,273       $162,139,959      $169,106,937     $(166,404,676)
                                                          =======================================================================
                                                               TOTAL
                                                            CONSOLIDATED
ASSETS
Current Assets:
  Cash and cash equivalents                                 $ 28,200,794
  Accounts receivable (net)                                    3,033,258
  Inventories                                                    975,436
  Prepaid expenses and other current assets                    4,719,587
                                                            ------------
     Total current assets                                     36,929,075
                                                            ------------

Property and equipment, net                                  168,822,132
Intangible assets, net                                        18,493,623
Due from related parties                                               -
Investment in Buffington Harbor Riverboats, L.L.C             32,731,339
Other assets                                                  30,817,324
Investment in subsidiaries                                             -
                                                            ------------
     Total Assets                                           $287,793,493
                                                            ============
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt                      $  2,131,364
  Accounts payable, accrued and other                         30,740,422
                                                            ------------
     Total current liabilities                                32,871,786
                                                            ------------
Due to related parties                                                 -
Long-term debt, net of current maturities                    274,625,782
                                                            ------------
     Total Liabilities                                       307,497,568

Members' Equity (Deficit)                                    (19,704,075)
                                                            ------------
     Total Liabilities and Member's Equity (Deficit)        $287,793,493
                                                            ============

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                                      MAJESTIC
                                              MAJESTIC STAR           INVESTOR         GUARANTOR         ELIMINATING
                                               CASINO, LCC         HOLDINGS, LLC     SUBSIDIARIES          ENTRIES
ASSETS
Current Assets:
  Cash and cash equivalents                    $  8,220,476        $    498,363      $ 17,206,452      $           -
  Accounts receivable (net)                       1,642,462             269,501         1,196,044            (28,484)(a)
  Inventories                                        38,144                               957,564                  -
  Prepaid and other current assets                1,213,056             707,467         1,303,570                  -
                                               -------------------------------------------------------------------------
     Total current assets                        11,114,138           1,475,331        20,663,630            (28,484)
                                               -------------------------------------------------------------------------

Property and equipment, net                      47,767,051                   -       122,427,962                  -
Intangible assets, net                                    -                   -        19,290,753                  -
Due from related parties                          1,177,829         150,855,685                 -       (152,033,514)(b)
Investment in Buffington Harbor
 Riverboats, LLC                                 33,898,771                   -                 -                  -
Other assets                                     14,869,249          14,545,956         5,025,618              9,557(a)
Investment in subsidiaries                       12,532,295             935,731                 -        (13,468,026)(b)
                                               -------------------------------------------------------------------------
     Total assets                              $121,359,333        $167,812,703      $167,407,963      $(165,520,467)
                                               =========================================================================
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt         $          -        $  6,500,000      $    156,574      $           -
  Accounts payable, accrued and other            12,784,191           2,526,703        15,195,545            (18,927)(a)
                                               -------------------------------------------------------------------------
     Total current liabilities                   12,784,191           9,026,703        15,352,119            (18,927)

Due to related parties                                    -           1,168,273       150,865,241       (152,033,514)(b)
Long-term debt, net of current portion          128,556,629         145,085,432           254,872                  -
                                               -------------------------------------------------------------------------
     Total Liabilities                          141,340,820         155,280,408       166,472,232       (152,052,441)

Members' Equity (Deficit)                       (19,981,487)         12,532,295           935,731        (13,468,026)(b)
                                               -------------------------------------------------------------------------
     Total Liabilities and Members'
      Equity (Deficit)                         $121,359,333        $167,812,703      $167,407,963      $(165,520,467)
                                               =========================================================================
                                             CONSOLIDATED
                                                 TOTAL
ASSETS
Current Assets:
  Cash and cash equivalents                  $ 25,925,291
  Accounts receivable (net)                     3,079,523
  Inventories                                     995,708
  Prepaid and other current assets              3,224,093
                                             ------------
     Total current assets                      33,224,615
                                             ------------

Property and equipment, net                   170,195,013
Intangible assets, net                         19,290,753
Due from related parties                                -
Investment in Buffington Harbor
 Riverboats, LLC                               33,898,771
Other assets                                   34,450,380
Investment in subsidiaries                              -
                                             ------------
     Total assets                            $291,059,532
                                             ============
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt       $  6,656,574
  Accounts payable, accrued and other          30,487,512
                                             -------------
     Total current liabilities                 37,144,086

Due to related parties                                  -
Long-term debt, net of current portion        273,896,933
                                             ------------
     Total Liabilities                        311,041,019

Members' Equity (Deficit)                     (19,981,487)
                                             ------------
     Total Liabilities and Members'
      Equity (Deficit)                       $291,059,532
                                            =============

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

                                           MAJESTIC STAR   MAJESTIC INVESTOR    GUARANTOR       ELIMINATING         CONSOLIDATED
                                            CASINO, LLC       HOLDINGS, LLC    SUBSIDIARIES       ENTRIES              TOTAL
REVENUES:
  Casino                                    $31,640,532       $         -      $40,426,341       $         -          $72,066,873
  Rooms                                               -                 -        3,938,875                 -            3,938,875
  Food and beverage                             535,028                 -        4,886,744                 -            5,421,772
  Other                                         415,838                 -          977,512                 -            1,393,350
                                           ----------------------------------------------------------------------------------------
     Gross revenues                          32,591,398                 -       50,229,472                 -           82,820,870
     less promotional allowances             (2,022,310)                -       (7,842,372)                -           (9,864,682)
                                           ----------------------------------------------------------------------------------------
     Net revenues                            30,569,088                 -       42,387,100                 -           72,956,188
                                           ----------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Casino                                      5,952,601                 -       15,910,663                 -           21,863,264
  Rooms                                               -                 -        2,282,536                 -            2,282,536
  Food and beverage                             503,539                 -        2,943,591                 -            3,447,130
  Other                                               -                 -          396,601                 -              396,601
  Gaming taxes                                8,649,780                 -        4,779,074                 -           13,428,854
  Advertising and promotion                   1,566,998                 -        3,693,938                 -            5,260,936
  General and administrative                  5,984,860             7,498        5,352,495                 -           11,344,853
  Economic incentive - City of Gary             948,882                 -                -                 -              948,882
  Depreciation and amortization               1,682,276           646,178        2,846,972                 -            5,175,426
  Gain on sale of assets                         (8,850)                -            5,964                 -               (2,886)
  Pre-opening expenses                                -           116,982                -                 -              116,982
                                           ----------------------------------------------------------------------------------------
     Total costs and expenses                25,280,086           770,658       38,211,834                 -           64,262,578
                                           ----------------------------------------------------------------------------------------
     Operating income (loss)                  5,289,002          (770,658)       4,175,266                 -            8,693,610
                                           ----------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Loss on investment in
   Buffington Harbor Riverboats, L.L.C         (601,940)                -                -                 -             (601,940)
  Interest income                                 8,292            18,286           11,910                 -               38,488
  Interest expense                           (3,526,978)       (4,585,293)          (8,158)                -           (8,120,429)
  Other non-operating expense                   (31,415)           (9,883)               -                 -              (41,298)
  Equity in net income (loss) of
   subsidiaries                              (1,168,530)        4,179,018                -        (3,010,488)(b)                -
                                           ----------------------------------------------------------------------------------------
     Total other income (expense)            (5,320,571)         (397,872)           3,752        (3,010,488)          (8,725,179)
                                           ----------------------------------------------------------------------------------------
     Net income (loss)                      $   (31,569)      $(1,168,530)     $ 4,179,018       $(3,010,488)         $   (31,569)
                                           ----------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

                                             MAJESTIC STAR    MAJESTIC INVESTOR    GUARANTOR        ELIMINATING
                                              CASINO, LLC       HOLDINGS, LLC     SUBSIDIARIES        ENTRIES
REVENUES:
  Casino                                     $62,779,197        $         -        $82,781,091         $          -
  Rooms                                                -                  -          8,027,387                    -
  Food and beverage                            1,083,923                  -          9,981,562                    -
  Other                                          696,419                  -          1,867,286                    -
                                            ------------------------------------------------------------------------------
     Gross revenues                           64,559,539                  -        102,657,326                    -
     less promotional allowances              (3,802,002)                 -        (16,957,673)                   -
                                            ------------------------------------------------------------------------------
     Net revenues                             60,757,537                  -         85,699,653                    -
                                            ------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Casino                                      11,710,151                  -         31,644,320                    -
  Rooms                                                -                  -          4,441,458                    -
  Food and beverage                            1,054,807                  -          5,712,293                    -
  Other                                                -                  -            775,440                    -
  Gaming taxes                                17,226,612                  -          9,798,829                    -
  Advertising and promotion                    3,076,948                  -          7,050,586                    -
  General and administrative                  11,879,477             11,703         10,360,823                    -
  Economic incentive - City of Gary            1,887,142                  -                  -                    -
  Depreciation and amortization                3,353,954          1,272,525          5,607,640                    -
  Gain on sale of assets                          (8,850)                 -               (578)                   -
  Pre-opening expenses                                 -            124,269                  -                    -
                                            ------------------------------------------------------------------------------
     Total costs and expenses                 50,180,241          1,408,497         75,390,811                    -
                                            ------------------------------------------------------------------------------
     Operating income (loss)                  10,577,296         (1,408,497)        10,308,842                    -
                                            ------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Loss on investment in
   Buffington Harbor Riverboats, L.L.C        (1,207,900)                 -                  -                    -
  Interest income                                 16,166             34,798             27,006                    -
  Interest expense                            (7,175,603)        (9,092,319)           (16,539)                   -
  Other non-operating expense                    (64,916)           (27,375)                 -                    -
  Equity in net income (loss) of
   subsidiaries                                 (174,084)        10,319,309                  -          (10,145,225)(b)
                                            ------------------------------------------------------------------------------
     Total other income (expense)             (8,606,337)         1,234,413             10,467          (10,145,225)
                                            ------------------------------------------------------------------------------
     Net income (loss)                       $ 1,970,959        $  (174,084)       $10,319,309         $(10,145,225)
                                            ------------------------------------------------------------------------------
                                            CONSOLIDATED
                                               TOTAL
REVENUES:
  Casino                                    $145,560,288
  Rooms                                        8,027,387
  Food and beverage                           11,065,485
  Other                                        2,563,705
                                            --------------
     Gross revenues                          167,216,865
     less promotional allowances             (20,759,675)
                                            --------------
     Net revenues                            146,457,190
                                            --------------
COSTS AND EXPENSES:
  Casino                                      43,354,471
  Rooms                                        4,441,458
  Food and beverage                            6,767,100
  Other                                          775,440
  Gaming taxes                                27,025,441
  Advertising and promotion                   10,127,534
  General and administrative                  22,252,003
  Economic incentive - City of Gary            1,887,142
  Depreciation and amortization               10,234,119
  Gain on sale of assets                          (9,428)
  Pre-opening expenses                           124,269
                                            --------------
     Total costs and expenses                126,979,549
                                            --------------
     Operating income (loss)                  19,477,641
                                            --------------
OTHER INCOME (EXPENSE):
  Loss on investment in
   Buffington Harbor Riverboats, L.L.C        (1,207,900)
  Interest income                                 77,970
  Interest expense                           (16,284,461)
  Other non-operating expense                    (92,291)
  Equity in net income (loss) of
   subsidiaries                                        -
                                            --------------
     Total other income (expense)            (17,506,682)
                                            --------------
     Net income (loss)                      $  1,970,959
                                            --------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

                                            MAJESTIC STAR     MAJESTIC INVESTOR    GUARANTOR      ELIMINATING    CONSOLIDATED
                                             CASINO, LLC         HOLDINGS, LLC    SUBSIDIARIES      ENTRIES        TOTAL
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                      $ 7,091,693         $(9,604,006)     $ 14,824,068     $ 13,920(a)    $12,325,675
                                            --------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Acquisition related costs                           -            (986,158)                -            -          (986,158)
  Proceeds from seller from
   purchase price adjustment                          -           3,800,000                 -            -         3,800,000
  Acquisition of property and
   equipment                                 (3,503,728)                  -        (2,734,791)           -        (6,238,519)
  Increase in prepaid leases
   and deposits                                 (74,000)                  -                 -            -           (74,000)
  Investment in Buffington
   Harbor Riverboats, L.L.C.                    (40,455)                  -                 -            -           (40,455)
  Proceeds from sale of
   equipment                                      8,850                   -            33,867            -            42,717
                                            --------------------------------------------------------------------------------
    Net cash provided by (used in)
     investing activities                    (3,609,333)          2,813,842        (2,700,924)           -        (3,496,415)
                                            --------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of 11.653% Senior
   Secured Notes issuance costs                       -          (1,084,355)                -            -        (1,084,355)
  Line of credit, net                                 -          (4,507,565)                -                     (4,507,565)
  Cash advances to/from affiliates             (248,891)         13,690,589       (12,607,963)     (13,920)(a)       819,815

  Cash paid to reduce long-term
   debt                                               -                   -           (88,105)           -           (88,105)
  Distribution to Barden Development, Inc.     (628,005)         (1,065,542)                -            -        (1,693,547)
                                            --------------------------------------------------------------------------------
    Net cash provided by (used in) financing
     activities                                (876,896)          7,033,127       (12,696,068)     (13,920)       (6,553,757)
                                            --------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                         2,605,464             242,963          (572,924)           -         2,275,503
Cash and cash equivalents,
 beginning of period                          8,220,476             498,363        17,206,452            -        25,925,291
                                            ================================================================================
Cash and cash equivalents, end of
period                                      $10,825,940         $   741,326      $ 16,633,528     $      -       $28,200,794
                                            ================================================================================

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                  UNRESTRICTED
                                      PARENT       SUBSIDIARY     CONSOLIDATED
REVENUES:
  Casino                            $31,011,048                    $31,011,048
  Food and beverage                     525,975                        525,975
  Other                                 324,678                        324,678
                                    ------------------------------------------
    Gross Revenues                   31,861,701                     31,861,701
    less promotional allowances      (1,603,276)                    (1,603,276)
                                    ------------------------------------------
    Net Revenues                     30,258,425                     30,258,425
                                    ------------------------------------------
COSTS AND EXPENSES:
 Casino                               6,129,391                      6,129,391
 Food and beverage                      578,209                        578,209
 Gaming taxes                         8,631,441                      8,631,441
 Advertising and promotions           1,463,463             388      1,463,851
 General and administrative           5,805,140                      5,805,140
 Economic incentive - City of Gary      931,256                        931,256
 Depreciation and amortization        2,140,188                      2,140,188
 Loss on disposal of assets              12,114                         12,114
                                    ------------------------------------------
    Total costs and expenses         25,691,202             388     25,691,590
    Operating income (loss)           4,567,223            (388)     4,566,835
                                    ------------------------------------------
OTHER INCOME (EXPENSE):
  Loss on investment in
   Buffington Harbor                   (750,797)                      (750,797)
   Riverboats, L.L.C.
  Interest income                        52,840          52,818        105,658
  Interest expense                   (3,548,389)                    (3,548,389)
  Other non-operating expense           (24,688)                       (24,688)
                                    ------------------------------------------
    Total other income (expense)     (4,271,034)         52,818     (4,218,216)
    Net income                      $   296,189         $52,430    $   348,619
                                    ==========================================

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                      UNRESTRICTED
                                          PARENT       SUBSIDIARY      CONSOLIDATED
REVENUES:
  Casino                                $62,931,224       $      -      $62,931,224
  Food and beverage                       1,069,878              -        1,069,878
  Other                                     622,657              -          622,657
                                        -------------------------------------------
    Gross Revenues                       64,623,759              -       64,623,759

    less promotional allowances          (3,095,598)             -       (3,095,598)
                                        -------------------------------------------
    Net Revenues                         61,528,161              -       61,528,161
                                        -------------------------------------------
COSTS AND EXPENSES:
  Casino                                 12,172,570              -       12,172,570
  Gaming and admission taxes             17,509,581              -       17,509,581
  Food and beverage                       1,186,176              -        1,186,176
  Advertising and promotion               3,505,886              -        3,505,886
  General and administrative             11,885,638          3,888       11,889,526
  Economic incentive - City of Gary       1,889,033              -        1,889,033
  Depreciation and amortization           4,446,996              -        4,446,996
  Loss on disposal of assets                 12,114                          12,114
                                        -------------------------------------------
    Total costs and expenses             52,607,994          3,888       52,611,882
    Operating income (loss)               8,920,167         (3,888)       8,916,279
                                        -------------------------------------------
OTHER INCOME (EXPENSE):
  Loss on investment in
   Buffington Harbor Riverboats,
   L.L.C.                                (1,548,995)             -       (1,548,995)
  Interest income                           139,106        105,318          244,424
  Interest expense                       (7,243,275)             -       (7,243,275)
  Other non-operating expense               (47,479)             -          (47,479)
                                        -------------------------------------------
    Total other income (expense)         (8,700,643)       105,318       (8,595,325)
    Net income (loss)                   $   219,524       $101,430      $   320,954
                                        ===========================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                                         UNRESTRICTED
                                                               PARENT     SUBSIDIARY      CONSOLIDATED
                                                            -----------  ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:        $ 6,641,865    $ (318,698)     $ 6,323,167
                                                            ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, equipment and vessel              (1,695,421)            -       (1,695,421)
   improvements
  (Increase) Decrease  in deposits                            2,328,568      (500,000)       1,828,568
  Proceeds from sale of slot machines                             1,850                          1,850
  Investment in Buffington Harbor Riverboats, L.L.C.           (149,618)            -         (149,618)
                                                            ------------------------------------------
    Net cash provided by (used in) investing activities         485,379      (500,000)         (14,621)
                                                            ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit, net                                        (5,100,000)            -       (5,100,000)
  Cash paid to reduce long-term debt                           (794,418)            -         (794,418)
                                                            ------------------------------------------
    Net cash used in financing activities                    (5,894,418)            -       (5,894,418)
                                                            ------------------------------------------
Net increase (decrease) in cash and cash equivalents          1,232,826      (818,698)         414,128
Cash and cash equivalents, beginning of period               12,550,681     3,568,831       16,119,512
                                                            ------------------------------------------
Cash and cash equivalents, end of period                    $13,783,507    $2,750,133      $16,533,640
                                                            ==========================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT OF FORWARD-LOOKING INFORMATION

     This quarterly report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates", "plans", "intends", "will", "could", or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the risk of the Joint Venture Partner not making its lease payments when due in connection with the parking facility constructed at the Company's gaming complex; the ability to fund planned development needs and to service debt from existing operations; the ability to effectively implement dockside gaming; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues; admission taxes; taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers, or key employees; loss and/or retirement of key executives; our inability to timely and cost effectively integrate operations of the Fitzgeralds casinos; a significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; non-renewal of the Company's or any of its operating subsidiaries' gaming license from the appropriate regulatory authorities; adverse results of significant litigation matters; and future occurrences of terrorist attacks or other destabilizing events.

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

     The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 1.


OVERVIEW

     The Majestic Star Casino ("Majestic Star"), the Company's riverboat gaming facility located in Gary, Indiana, has been owned and operated by the Company since 1996. On December 6, 2001, the Company, through certain "unrestricted subsidiaries," acquired three Fitzgeralds brand casino-hotels.

     The Company's 10 7/8% Senior Secured Notes (the "Notes") are secured primarily by the assets of the Gary, Indiana casino and the gaming facility. The Fitzgeralds assets are held by the "unrestricted subsidiaries" and specifically excluded from the collateral securing the Notes. As the Company's noteholders have no recourse to the Fitzgeralds assets, Management's Discussion and Analysis of Financial Condition and Results of Operations focuses primarily on the results of the Majestic Star Casino as well as the Company and it subsidiaries on a consolidated basis. For a discussion of the results of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Investor Holdings 10-Q").

     The gaming operations of Majestic Star may be affected by inclement weather in the Chicago metropolitan market. Due to the climate in the Chicago metropolitan area, Majestic Star's operations are expected to be seasonal with stronger results generally expected during the period from May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.


RESULTS OF OPERATIONS

     The following discussion provides a comparison of the results of operations of the Majestic Star Casino, and the Company and its subsidiaries on a consolidated basis, for the three and six month periods ended June 30, 2002, with the three and six month periods ended June 30, 2001. On a consolidated basis, gross revenues increased approximately $50,959,000 and $102,593,000 or 159.9% and 158.8% to approximately $82,821,000 and $167,217,000 during the three and six months ended June 30, 2002, compared to $31,862,000 and $64,624,000 during the three and six months ended June 30, 2001, primarily as a result of the acquisition of the Fitzgeralds casino properties on December 6, 2001.

     The following table sets forth information derived from the Company's consolidated statements of income for the three and six months ended June 30, 2002 and 2001, expressed as a percentage of gross revenues.

          Consolidated Statements of Operations -- Summary Information
                             (dollars in thousands)

                          Three Months Ended June 30,        Six Months Ended June 30,
                         ----------------------------      -----------------------------
                           2002                2001          2002                  2001
                         -------              -------      --------              -------
Gross Revenues           $82,821              $31,862      $167,217              $64,624
Operating Income         $ 8,694              $ 4,567      $ 19,478              $ 8,916
Adjusted EBITDA(1)       $13,983              $ 6,719      $ 29,827              $13,375

     Consolidated Statements of Operations -- Percentage of Gross Revenues

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                          ---------------------------        -------------------------
                                                          2002                  2001          2002               2001
                                                          -----                -----         -----               -----
Revenues:
  Casino                                                   87.0%                97.3%         87.1%              97.4%
  Rooms                                                     4.8%                   -           4.8%                 -
  Food and beverage                                         6.5%                 1.7%          6.6%               1.6%
  Other                                                     1.7%                 1.0%          1.5%               1.0%
                                                          -----                -----         -----              -----
    Gross revenues                                        100.0%               100.0%        100.0%             100.0%
    less promotional allowances                           (11.9%)               (5.0%)       (12.4%)             (4.8%)
                                                          -----                -----         -----              -----
    Net revenues                                           88.1%                95.0%         87.6%              95.2%
                                                          -----                -----         -----              -----
Costs and Expenses:
  Casino                                                   26.4%                19.3%         25.9%              18.9%
  Rooms                                                     2.8%                   -           2.7%                 -
  Food and beverage                                         4.2%                 1.9%          4.0%               1.9%
  Other                                                     0.5%                   -           0.5%                 -
  Gaming taxes                                             16.2%                27.1%         16.2%              27.1%
  Advertising and promotions                                6.4%                 4.6%          6.1%               5.4%
  General and administrative                               13.7%                18.2%         13.3%              18.5%
  Economic incentive - City of Gary                         1.1%                 2.9%          1.1%               2.9%
  Depreciation and amortization                             6.2%                 6.7%          6.1%               6.9%
  Gain on sale of assets                                      -                    -             -                  -
  Pre-opening expenses                                      0.1%                   -           0.1%                 -
                                                          -----                -----         -----              -----
     Total costs and expenses                              77.6%                80.7%         76.0%              81.6%
    Operating income                                       10.5%                14.3%         11.6%              13.6%
                                                          -----                -----         -----              -----
Other Income (Expense):
  Loss on investment in Buffington Harbor
   Riverboats, L.L.C                                       (0.7%)               (2.3%)        (0.7%)             (2.4%)
  Interest income                                             -                  0.3%          0.1%               0.4%
  Interest expense                                         (9.8%)              (11.1%)        (9.7%)            (11.2%)
  Other nonoperating expense                                  -                 (0.1%)        (0.1%)             (0.1%)
                                                          -----                -----         -----              -----
     Total other income (expense)                         (10.5%)              (13.2%)       (10.4%)            (13.3%)
                                                          -----                -----         -----              -----
Net Income (Loss):                                            -                  1.1%          1.2%               0.3%
                                                          =====                =====         =====              =====
Adjusted EBITDA:(1)                                        16.8%                21.1%         17.8%              20.7%

NOTES:
(1) Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos and gain (loss) on disposal of assets) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Consolidated gross revenues for the three months ended June 30, 2002 amounted to approximately $82,821,000, an increase of approximately $50,959,000, or 159.9% from consolidated gross revenues recorded in the three months ended June 30, 2001. The increase was principally attributable to the acquisition of the Fitzgeralds casino properties on December 6, 2001. Majestic Star accounted for approximately $32,591,000 or 39.4% of gross revenues for the three months ended June 30, 2002, which reflects an increase of approximately $730,000 in Majestic Star's revenues on an unconsolidated basis, or 2.3% compared to the three months ended June 30, 2001. The $730,000 or 2.3% increase in gross revenues at Majestic Star was primarily attributable to a $1,171,000 or 4.4% increase in slot revenues partially offset by a $542,000 or 11.6% decline in table revenues.

     The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic Star), food and beverage and other. Consolidated casino revenues for the three months ended June 30, 2002 totaled approximately $72,067,000, of which slot machines accounted for approximately $63,427,000 or 88.0% and table games accounted for approximately $8,640,000 or 12.0%. Majestic Star's casino revenues during the three months ended June 30, 2002 totaled approximately $31,641,000, an increase of approximately $630,000, or 2.0%, of which slot machines accounted for approximately $27,513,000, or 87.0%, and table games accounted for approximately $4,127,000 or 13.0%. The average number of slot machines in operation at Majestic Star increased to 1,519 during the three months ended June 30, 2002, from 1,424 during the three months ended June 30, 2001. The average win per slot machine per day at Majestic Star decreased to approximately $199 for the three months ended June 30, 2002, from approximately $203 during the three months ended June 30, 2001. The average number of table games in operation at Majestic Star during the three months ended June 30, 2002 and 2001, was 52 and 50, respectively. The average win per table game per day during the three months ended June 30, 2002, decreased to approximately $872 compared to approximately $1,019 during the three months ended June 30, 2001. The average daily win per state passenger count at Majestic Star was approximately $70 and the average daily win per patron was approximately $41 during the three months ended June 30, 2002, compared to an average daily win per state passenger count of $68 and an average daily win per patron of $38 for the three months ended June 30, 2001.

     Consolidated hotel room revenues totaled $3,939,000, or 4.8% of the gross revenues for the three months ended June 30, 2002 and was attributed to operations of the Fitzgeralds properties. Majestic Star does not operate a hotel.

     Consolidated food and beverage revenues for the three months ended June 30, 2002 totaled approximately $5,422,000, or 6.5% of gross revenues, compared to approximately $526,000, or 1.7% of gross revenues for the three months ended June 30, 2001. Majestic Star accounted for approximately $535,000, or 9.9% of consolidated food and beverage revenues for the three months ended June 30, 2002, which reflects an increase of approximately $9,000 in such revenues at Majestic Star, or 1.7%, compared to the three months ended June 30, 2001.

     Consolidated other revenues for the three months ended June 30, 2002 totaled approximately $1,393,000, or 1.7% of consolidated gross revenues, compared to approximately $325,000, or 1.0% of consolidated gross revenues during the three months ended June 30, 2001. Majestic Star accounted for approximately $416,000, or 29.9% of consolidated other revenues for the three months ended June 30, 2002, an increase of $91,000 or 28.1%, compared to the three months ended June 30, 2001. Other revenue at Majestic Star consisted primarily of commission income.

     Consolidated promotional allowances deducted from the Company's consolidated gross revenues for the three months ended June 30, 2002 and 2001, were approximately $9,865,000, or 11.9% of consolidated gross revenues, and $1,603,000, or 5.0% of consolidated gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $2,022,000 or 20.5% of consolidated promotional allowances, an increase of $419,000, or 26.1%, compared to the three months ended June 30, 2001. The increase in promotional allowances is primarily attributed to an increase in rated slot play and associated incentives. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in and/or owned by BHR for the three months ended June 30, 2002 and 2001, were approximately $200,000 and $210,000, respectively, and are characterized in the financial statements as an expense. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

     Consolidated casino operating expenses for the three months ended June 30, 2002, totaled approximately $21,863,000, or 26.4% of consolidated gross revenues and 30.3% of consolidated casino revenues, respectively, compared to approximately $6,129,000, or 19.2% of gross revenues and 19.8% of casino revenues, respectively, for the three months ended June 30, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Majestic Star's casino operating expenses accounted for approximately $5,953,000 or 18.3% of Majestic Star gross revenues and 18.8% of Majestic Star casino revenues, compared to approximately $6,129,000 or 19.2% of Majestic Star gross revenues and 19.8% of Majestic Star casino revenues, respectively, for the three months ended June 30, 2001. The dollar decrease of approximately $176,000 or 2.9% is primarily attributed to a reduction in casino expenses of $64,000 for equipment rental, $50,000 for repair and maintenance and $30,000 for gaming supplies and various other casino operating expenses.

     Consolidated gaming taxes totaled approximately $13,429,000 for the three months ended June 30, 2002, compared to approximately $8,631,000 for the three months ended June 30, 2001. During the three months ended June 30, 2002, in Indiana, gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. Majestic Star accounted for approximately $8,650,000 and $8,631,000 of gaming taxes during the three months ended June 30, 2002 and 2001, respectively. An additional $949,000 was paid during the three months ended June 30, 2002, compared to approximately $931,000 in the three months ended June 30, 2001, to the City of Gary under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to the City.

     Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the three months ended June 30, 2002 totaled approximately $5,261,000, or 6.4% of gross revenues, compared to approximately $1,464,000, or 4.6% of gross revenues during the three months ended June 30, 2001. Of this amount, Majestic Star accounted for approximately $1,567,000 for the three months ended June 30, 2002 and approximately $1,464,000 for the three months ended June 30, 2001. The $103,000 or 7.0% increase in advertising and promotion expenses during the three months ended June 30, 2002, was primarily the result of an increase in mass marketing expenditures associated with the opening of the new 2,000 space parking garage at Buffington Harbor in June 2002.

     Consolidated general and administrative expenses for the three months ended June 30, 2002 were approximately $11,345,000, or 13.7% of gross revenues, compared to $5,805,000, or 18.2% of gross revenues, during the three months ended June 30, 2001. Majestic Star accounted for approximately $5,985,000 for the three months ended June 30, 2002 and $5,805,000 for the three months ended June 30, 2001. These expenses included approximately $1,338,000 for berthing fees paid to BHR and $1,581,000 for marine operations, including housekeeping during the three months ended June 30, 2002. The $180,000 or 3.1% increase in these expenses is primarily attributed to an increase of approximately $90,000 in recruitment expenses and approximately $48,000 in operating supplies during the three months ended June 30, 2002.

     Consolidated depreciation and amortization for the three months ended March 31, 2002 was approximately $5,175,000, or 6.2% of gross revenues, compared to approximately $2,140,000, or 6.7% of gross revenues, during the three months ended June 30, 2001. Depreciation and amortization attributed to Majestic Star for the three months ended June 30, 2002 was approximately $1,682,000 compared to approximately $2,140,000 during the three months ended June 30, 2001. The dollar decrease totaled approximately $458,000 or 21.4%, of which approximately $182,000 is depreciation expense and approximately $276,000 is amortization expense. The decrease for the three months ended June 30, 2002 is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized.

     Consolidated operating income for the three months ended June 30, 2002 was $8,694,000, or 10.5% of gross revenues, compared to an operating income for the three months ended June 30, 2001 of $4,567,000 or 14.3% of gross revenues. Operating income attributed to Majestic Star for the three months ended June 30, 2002 was approximately $5,289,000 or 16.2% of gross Majestic Star revenues, compared to $4,567,000, or 14.3% of gross revenues, during the three months ended June 30, 2001. The $722,000 or 15.8% increase in operating income is principally attributed to a 2.3% increase in gross revenues and a $458,000 or 21.4% decrease in depreciation and amortization.

     The consolidated net interest expense for the three months ended June 30, 2002 was approximately $8,082,000, or 9.8% of gross revenues, compared to approximately $3,442,000 or 10.8% of gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the three months ended June 30, 2002 was approximately $3,519,000 or 10.8% of gross revenues, compared to $3,4443,000, or 10.8% of gross revenues for the same period last year.

     The Company's loss relating to its investment in BHR, principally for depreciation and amortization, for the three months ended June 30, 2002 and 2001, was approximately $602,000 and $751,000, respectively. Costs of approximately $1,338,000 and $1,591,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income for the three months ended June 30, 2002 and 2001, respectively. Other non-operating expenses attributed to Majestic Star of $31,000 and $25,000 for the three months ended June 30, 2002 and 2001, respectively, represent fees associated with the Majestic Star Credit Facility.

     As a result of the foregoing, the Company realized consolidated net loss of approximately $32,000 for the three months ended June 30, 2002 compared to consolidated net income of approximately $349,000 during the three months ended June 30, 2001. Majestic Star realized net income of $1,137,000 during the three months ended June 30, 2002, compared to net income of $296,000 during the three months ended June 30, 2001. The $841,000 or 284.1% increase in net income is principally attributed to an increase in gross revenues combined with a decrease as previously discussed in depreciation, amortization and loss on investment in BHR.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2001

     Consolidated gross revenues for the six months ended June 30, 2002 amounted to approximately $167,217,000, an increase of approximately $102,593,000, or 158.8% from consolidated gross revenues recorded in the six months ended June 30, 2001. The increase was principally attributable to the acquisition of the Fitzgeralds casino properties on December 6, 2001. Majestic Star accounted for approximately $64,560,000, or 38.6% of gross revenues for the six months ended June 30, 2002, which reflects a decrease of $64,000 in Majestic Star's revenues on an unconsolidated basis compared to the six months ended June 30, 2001.

     The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic Star), food and beverage and other. Consolidated casino revenues for the six months ended June 30, 2002 totaled approximately $145,560,000, of which slot machines accounted for approximately $127,238,000, or 87.4%, and table games accounted for approximately $18,322,000, or 12.6%. Majestic Star's casino revenues during the six months ended June 30, 2002 totaled approximately $62,779,000, a decrease of approximately $152,000, or 0.2%, of which slot machines accounted for approximately $54,073,000, or 86.1%, and table games accounted for approximately $8,706,000, or 13.9%. The average number of slot machines in operation at Majestic Star increased to 1,473 during the six months ended June 30, 2002, from 1,430 during the six months ended June 30, 2001. The average win per slot machine per day at Majestic Star decreased slightly to approximately $203 for the six months ended June 30, 2002, from approximately $204 during the six months ended June 30, 2001. The average number of table games in operation at Majestic Star during the six months ended June 30, 2002 and 2001, was 52 and 51, respectively. The average win per table game per day during the six months ended June 30, 2002, decreased to approximately $931 compared to approximately $1,088 during the six months ended June 30, 2001. The average daily win per state passenger count at Majestic Star was approximately $70 and the average daily win per patron was approximately $41 during the six months ended June 30, 2002, compared to an average daily win per state passenger count of $70 and an average daily win per patron of $38 for the six months ended June 30, 2001.

     Consolidated hotel room revenues totaled $8,027,000, or 4.8% of the gross revenues for the six months ended June 30, 2002 and was attributed to operations of the Fitzgeralds properties. Majestic Star does not operate a hotel.

     Consolidated food and beverage revenues for the six months ended June 30, 2002, totaled approximately $11,065,000, or 6.6% of gross revenues, compared to approximately $1,070,000, or 1.7% of gross revenues, for the six months ended June 30, 2001. Majestic Star accounted for approximately $1,084,000, or 9.8% of consolidated food and beverage revenues for the six months ended June 30, 2002, which reflects an increase of $14,000 in such revenues at Majestic Star, or 1.3%, compared to the six months ended June 30, 2001.

     Consolidated other revenues for the six months ended June 30, 2002 totaled approximately $2,564,000, or 1.5% of gross revenues, compared to approximately $623,000, or 1.0% of gross revenues during the six months ended June 30, 2001. Majestic Star accounted for approximately $696,000, or 27.1% of consolidated other revenues for the six months ended June

30, 2002, an increase of $73,000 or 11.7%, compared to the six months ended June 30, 2001. Other revenue at Majestic Star consisted primarily of commission income.

     Consolidated promotional allowances deducted from the Company's gross revenues for the six months ended June 30, 2002 and 2001, were approximately $20,760,000, or 12.4% of gross revenues, and $3,096,000, or 4.8% of gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $3,802,000 or 18.3% of consolidated promotional allowances, an increase of $706,000, or 22.8%, compared to the six months ended June 30, 2001. The increase in promotional allowances is primarily attributed to an increase in rated slot play and associated incentives. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in and/or owned by BHR for the six months ended June 30, 2002 and 2001 were approximately $403,000 and $381,000, respectively, and are characterized in the financial statements as an expense. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

     Consolidated casino operating expenses for the six months ended June 30, 2002 totaled approximately $43,354,000, or 25.9% of gross revenues and 29.8% of casino revenues, respectively, compared to approximately $12,173,000, or 18.8% of gross revenues and 19.3% of casino revenues, respectively, for the six months ended June 30, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Majestic Star's casino operating expenses accounted for approximately $11,710,000 or 18.1% of Majestic Star gross revenues and 18.7% of Majestic Star casino revenues, compared to approximately $12,173,000 or 18.8% of Majestic Star gross revenues and 19.3% of Majestic Star casino revenues, respectively, for the six months ended June 30, 2001. The dollar decrease of approximately $463,000 or 3.8%, is primarily attributed to a reduction in casino expenses of $282,000 for equipment rental and $120,000 for payroll and payroll benefits.

     Consolidated gaming taxes totaled approximately $27,025,000 for the six months ended June 30, 2002, compared to approximately $17,510,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, in Indiana, gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. Majestic Star accounted for approximately $17,227,000 and $17,510,000 of gaming taxes during the six months ended June 30, 2002 and 2001, respectively. An additional $1,887,000 was paid during the six months ended June 30, 2002, compared to approximately $1,889,000 in the six months ended June 30, 2001, to the City under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to the City of Gary.

     Consolidated advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the six months ended June 30, 2002 totaled approximately $10,128,000, or 6.1% of gross revenues, compared to approximately $3,506,000, or 5.4% of gross revenues during the six months ended June 30, 2001. Of this amount, Majestic Star accounted for approximately $3,077,000 for the six months ended June 30, 2002 and approximately $3,506,000 for the six months ended June 30, 2001. The $429,000 or 12.2% decrease in advertising and promotion expenses during the six months ended June 30, 2002, was primarily the result of a decrease in mass marketing expenditures and a continued focus on direct mail initiatives.

     Consolidated general and administrative expense for the six months ended June 30, 2002, were approximately $22,252,000, or 13.3% of gross revenues, compared to $11,890,000, or 18.4% of gross revenues, during the six months ended June 30, 2001. Majestic Star accounted for approximately $11,879,000 for the six months ended June 30, 2002 and $11,886,000 for the six months ended June 30, 2001. These expenses included approximately $2,950,000 for berthing fees paid to BHR and $3,135,000 for marine operations, including housekeeping during the six months ended June 30, 2002.

     Consolidated depreciation and amortization for the six months ended June 30, 2002, was approximately $10,234,000, or 6.1% of gross revenues, compared to approximately $4,447,000, or 6.9% of gross revenues, during the six months ended June 30, 2001. Depreciation and amortization attributed to Majestic Star for the six months ended June 30, 2002 was approximately $3,354,000, or 5.2% of Majestic Star's gross revenues compared to approximately $4,447,000 or 6.9% of Majestic Star's gross revenues during the six months ended June 30, 2001. The dollar decrease totaled approximately $1,093,000, or 24.6%, of which approximately $540,000 is depreciation expense and approximately $553,000 is amortization expense. The 24.6% decrease for the six months ended June 30, 2002 is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized.

     Consolidated operating income for the six months ended June 30, 2002 was $19,478,000, or 11.6% of gross revenues, compared to an operating income for the six months ended June 30, 2001 of $8,916,000, or 13.8% of gross revenues. Operating income attributed to Majestic Star for the six months ended June 30, 2002 was approximately $10,577,000 or 16.4% of gross Majestic Star revenues, compared to $8,920,000, or 13.8% of gross revenues, during the six months ended June 30, 2001. The $1,657,000 or 18.6% increase in operating income is principally attributed to an overall decrease in operating expenses and depreciation and amortization as previously discussed. Also reflected in consolidated operating income is approximately $117,000 which attributed to pre-opening expenses incurred at Majestic Investor Holdings, LLC.

     The consolidated net interest expense for the six months ended June 30, 2002 was approximately $16,206,000, or 9.7% of gross revenues, compared to approximately $6,999,000 or 10.8% of gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the six months ended June 30, 2002 was approximately $7,159,000, or 11.1% of gross revenues, compared to $7,104,000, or 11.0% of gross revenues for the same period last year.

     The Company's loss relating to its investment in BHR, principally for depreciation and amortization, for the six months ended June 30, 2002 and 2001was approximately $1,208,000 and $1,549,000, respectively. Costs of approximately $2,950,000 and $3,207,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income for the six months ended June 30, 2002 and 2001, respectively. Other non-operating expenses attributed to Majestic Star of $65,000 and $47,000 for the six months ended June 30, 2002 and 2001, respectively, represent fees associated with the Majestic Star Credit Facility.

     As a result of the foregoing, the Company realized consolidated net income of approximately $1,971,000 for the six months ended June 30, 2002 compared to consolidated net income of approximately $321,000 during the six months ended June 30, 2001. Majestic Star realized net income of $2,145,000 during the six months ended June 30, 2002, compared to net income of $220,000 during the six months ended June 30, 2001, an increase of $1,925,000 or 875.0%.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA)

     Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Consolidated Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and nonoperating expenses. Consolidated Adjusted EBITDA during the three and six months ended June 30, 2002 was approximately $13,983,000 and $29,827,000, respectively, or 16.9% and 17.8% of gross revenues. Adjusted EBITDA attributed to Majestic Star during the three and six months ended June 30, 2002 was approximately $6,962,000 and $13,922,000, respectively, or 21.4% and 21.6% of gross Majestic Star revenues, compared to approximately $6,719,000 and $13,379,000, respectively, or 21.1% or 20.7% of gross Majestic Star revenues during the three and six months ended June 30, 2001. The increases of $242,000 and $543,000, or 3.6% and 4.1%, respectively, in Adjusted EBITDA at Majestic Star is primarily the result of a 2.2% increase in slot revenues partially offset by a 13.3% decline in table revenues and an overall decrease in operating expenses. Adjusted EBITDA for Majestic Star during the three and six months ended June 30, 2002 and 2001 excludes loss on investment in BHR, gain or loss on disposal of assets and line of credit fees. Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had cash and cash equivalents of approximately $28.2 million. This amount included $17.4 million at Majestic Investor Holdings, LLC and $10.8 million at Majestic Star. During the six months ended June 30, 2002, the Company's capital expenditures were approximately $6.2 million, which included approximately $3.5 million at Majestic Star primarily for gaming equipment.

     The Company has met its capital requirements to date through net cash from operations and proceeds of $3.8 million from Fitzgeralds Gaming Corporation related to the purchase price adjustment. For the six months ended June 30, 2002, net cash provided by operating activities totaled approximately $12.3 million, compared to net cash provided by operating activities of approximately $6.3 million during the six months ended June 30, 2001. At Majestic Star for the six months ended June 30, 2002, net cash provided by operating activities totaled approximately $7.1 million and cash used by investing activities totaled approximately $3.6 million, compared to approximately $6.6 million provided by operating activities and $485 thousand provided by investing activities, during the six months ended June 30, 2001. At Majestic Star for the six months ended June 30, 2002, cash used by financing activities totaled approximately $877,000, compared to $5.9 million used in financing activities during the six months ended June 30, 2001. This amount includes distributions made to Barden Development, Inc. related to the fourth quarter of 2001 and the first quarter of 2002 of $280,000 and $348,000, respectively, from Majestic Star during the six months ended June 30, 2002.

     Buffington Harbor Parking Associates, ("BHPA") a joint venture between Trump Indiana and AMB Parking (a wholly-owned Barden Company) opened the newly constructed 2,000 space covered parking garage in June. In conjunction with the new parking garage, BHR has remodeled the entire second floor of the pavilion, including new carpeting, wallcoverings, and lighting to enhance the overall experience of the guest. BHR has also opened a new food outlet on the second floor, which replaces a third-party operated food outlet. Majestic Star also is presently expanding the total number of slot units on its vessel to take advantage of potentially increased visitor volumes as a result of the 2,000 space parking garage and flexible boarding. The Majestic Star, through June 30, 2002, increased its slot unit count by approximately 150 units since December 31, 2001.

     Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on its 10 7/8% Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, principally barge/dockside gambling in Illinois, the purchase of certain Indiana gaming facilities by larger more recognized brand names, and the potential of new Native American operated casinos in our general vicinity will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements No.4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This Statement updates, clarifies, and simplifies existing accounting pronouncements. Management does not expect the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 will have no impact on our historical consolidated financial position or results of operations.


RECENTLY ENACTED LEGISLATION AND TAX STRUCTURE

     A change in the Indiana state law governing gaming took effect on July 1, 2002 which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax will have a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts. Prior to July 1, 2002, in Indiana, gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


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

     There have been no material changes in the legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Tables of Item 601 of Regulation S-K:

     Exhibit Numbers                       Descriptions
     ---------------                       ------------
          99.1            Certification Pursuant to 18 U.S.C. Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002, filed herewith.

          99.2            Certification Pursuant to 18 U.S.C. Section 1350, as
                          Adopted Pursuant to Section of 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(b)  There were no reports on Form 8-K filed during the quarter ended June 30,
     2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MAJESTIC STAR CASINO, LLC


By: /s/ Don H. Barden                                                 August 14, 2002
   ----------------------------------------------------
   Don H. Barden, President and Chief Executive Officer



THE MAJESTIC STAR CASINO CAPITAL CORP.



By: /s/ Don H. Barden                                                 August 14, 2002
   ----------------------------------------------------
   Don H. Barden, President and Chief Executive Officer



By: /s/ Michael E. Kelly                                              August 14, 2002
   -----------------------------------------------------------
   Michael E. Kelly, Executive Vice President, Chief Operating
                     and Financial Officer of the Company,
                     and The Majestic Star Casino
                     Capital Corp. (Principal Financial and
                     Accounting Officer)

Exhibit Numbers               Descriptions
---------------               ------------
    99.1                      Certification Pursuant to 18 U.S.C. Section 1350, as
                              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                              Act of 2002, filed herewith.

    99.2                      Certification Pursuant to 18 U.S.C. Section 1350, as
                              Adopted Pursuant to Section of 906 of the Sarbanes-
                              Oxley Act of 2002, filed herewith.