Form 10-Q
period 2002-09-30
MAJESTIC STAR CASINO LLC
filed 2002-11-15
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Shares outstanding of each of the registrant's classes of common stock as of September 30, 2002:

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

                  Consolidated Balance Sheets as of September 30, 2002
                           and December 31, 2001................................................1

                  Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001....................................2

                  Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2002 and 2001....................................3

                  Notes to Financial Statements.................................................4

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................22

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................33

         Item 4.  Controls and Procedures......................................................33

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................34

         Item 6.  Exhibits and Reports on Form 8-K.............................................34

SIGNATURES.....................................................................................35

CERTIFICATIONS.................................................................................36

                 PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,         December 31,
                                                                             2002                  2001
ASSETS
Current Assets:
       Cash and cash equivalents                                          $ 32,339,313         $ 25,925,291
       Accounts receivable, less allowance for doubtful accounts
              of $369,019 and $359,702, respectively                         2,998,541            3,079,523
       Inventories                                                             858,501              995,708
       Prepaid expenses                                                      3,237,211            2,190,255
       Note receivable due from affiliate                                      700,000              700,000
       Due from Buffington Harbor Riverboats, L.L.C                            152,637              333,838
                                                                         ----------------------------------
              Total current assets                                          40,286,203           33,224,615
                                                                         ----------------------------------

Property, equipment and improvements, net                                  166,846,883          170,195,013

Intangible assets, net                                                      18,090,497           19,290,753

Goodwill                                                                     5,521,620           10,602,250

Other Assets:
       Deferred financing costs, net of accumulated amortization
              of $3,813,582 and $2,202,831, respectively                     9,895,390           10,530,426
       Investment in Buffington Harbor Riverboats, L.L.C                    32,131,035           33,898,771
       Restricted cash                                                       1,000,000            1,000,000
       Other assets, prepaid leases and deposits                            12,513,386           12,317,704
                                                                         ----------------------------------
              Total other assets                                            55,539,811           57,746,901
                                                                         ----------------------------------

              Total Assets                                                $286,285,014         $291,059,532
                                                                         ==================================

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
       Current maturities of long-term debt                               $    142,714         $  6,656,574
       Accounts payable                                                      2,638,211            2,978,502
       Payroll and related                                                   5,408,925            6,194,601
       Accrued interest                                                      9,465,323            8,294,312
       Other accrued liabilities                                            13,160,072           13,020,097
                                                                         ----------------------------------
              Total current liabilities                                     30,815,245           37,144,086
                                                                         ----------------------------------

Long-term debt, net of current maturities                                  274,981,984          273,896,933
                                                                         ----------------------------------

              Total Liabilities                                            305,797,229          311,041,019

Commitments and contingencies

Members' Deficit:
       Members' contributions                                               29,000,000           29,000,000
       Accumulated deficit                                                 (48,512,215)         (48,981,487)
                                                                         ----------------------------------
              Total Members' Deficit                                       (19,512,215)         (19,981,487)
                                                                         ----------------------------------

              Total Liabilities and Member's Deficit                      $286,285,014         $291,059,532
                                                                         ==================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                   2002                 2001                 2002                 2001
REVENUES:
 Casino                                        $ 77,690,257          $30,881,266         $223,250,545        $  93,812,489
 Rooms                                            3,809,375                   --           11,836,762                   --
 Food and beverage                                5,340,626              384,987           16,157,349            1,210,326
 Other                                            1,528,812              449,846            4,341,279            1,317,041
                                              ----------------------------------------------------------------------------

  Gross Revenues                                 88,369,070           31,716,099          255,585,935           96,339,856

  less promotional allowances                   (11,552,945)          (1,702,574)         (32,312,620)          (4,798,170)
                                              ----------------------------------------------------------------------------

  Net Revenues                                   76,816,125           30,013,525          223,273,315           91,541,686

COSTS AND EXPENSES:
 Casino                                          21,691,035            5,954,375           63,528,133           18,126,914
 Rooms                                            2,342,772                   --            6,784,231                   --
 Food and beverage                                3,435,986              578,333           10,197,664            1,764,562
 Other                                              396,134                   --            1,171,573                   --
 Gaming taxes                                    13,908,520            8,638,565           40,933,961           26,148,146
 Advertising and promotion                        5,109,333            1,829,984           15,239,909            5,335,866
 General and administrative                      13,311,515            5,698,251           37,083,273           17,587,757
 Economic incentive - City of Gary                1,072,350              926,963            2,959,492            2,815,998
 Depreciation and amortization                    5,555,340            1,992,645           15,789,459            6,439,641
 Loss on disposal of assets                           9,889                   --                  461               12,114
 Pre-opening expenses                                    --                   --              124,269                   --
                                              ----------------------------------------------------------------------------
  Total costs and expenses                       66,832,874           25,619,116          193,812,425           78,230,998
                                              ----------------------------------------------------------------------------

  Operating income                                9,983,251            4,394,409           29,460,890           13,310,688

OTHER INCOME (EXPENSE):
 Loss on investment in
   Buffington Harbor Riverboats, L.L.C             (600,304)            (636,751)          (1,808,204)          (2,185,746)
 Interest income                                     57,212               89,124              135,182              333,548
 Interest expense                                (8,071,962)          (3,880,266)         (24,356,423)         (11,123,541)
 Other non-operating expense                        (49,524)             (40,165)            (141,815)             (87,644)
                                              ----------------------------------------------------------------------------
  Total other income (expense)                   (8,664,578)          (4,468,058)         (26,171,260)         (13,063,383)

  Net income (loss)                            $  1,318,673          $   (73,649)        $  3,289,630         $    247,305
                                              ============================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         THE MAJESTIC STAR CASINO, LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  3,289,630      $   247,305
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation                                                      11,489,565        5,007,549
      Amortization                                                       4,299,894        1,432,092
      Loss on investment in Buffington Harbor Riverboats, L.L.C          1,808,204        2,185,746
      Loss on sale of assets                                                   461           12,114
Changes in operating assets and liabilities:
      Decrease in accounts receivable                                      200,668          349,692
      Decrease in inventories                                              137,208           20,028
      (Increase) decrease in prepaid expenses                           (1,241,104)         136,683
      (Increase) decrease in other assets                                  869,913       (1,204,280)
      Decrease in accounts payable                                        (536,664)        (281,380)
      Decrease in related party payables                                        --               --
      Increase (decrease) in accrued payroll and related expenses         (872,124)         341,893
      Increase (decrease) in accrued interest                            1,171,011       (3,285,642)
      Increase (decrease) in other accrued liabilities                   1,573,976          (80,934)
                                                                         --------------------------
          Net cash provided by operating activities                     22,190,638        4,880,866
                                                                         --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment of acquisition related costs                                (986,158)              --
      Proceeds from seller from purchase price adjustment                3,800,000               --
      Acquisition of property, equipment and vessel improvements        (8,194,614)      (4,826,140)
      Distribution from Buffington Harbor Riverboats, L.L.C                     --        8,825,416
      Decrease in prepaid lease and deposits                               428,005       (6,213,615)
      Purchase of naming rights                                                 --       (1,000,000)
      Investment in Buffington Harbor Riverboats, L.L.C                    (40,455)        (171,117)
      Proceeds from sale of equipment                                       52,717            1,850
                                                                         --------------------------
          Net cash used in investing activities                         (4,940,505)      (3,383,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Line of credit, net                                               (6,500,000)      (5,300,000)
      Payment of 11.653% Senior Secured Notes issuance costs            (1,410,945)              --
      Cash advances to/from affiliates, net                                     --               --
      Cash paid to reduce long-term debt                                  (104,808)        (977,715)
      Distribution to Barden Development, Inc.                          (2,820,358)              --
                                                                        ---------------------------
          Net cash used in financing activities                        (10,836,111)      (6,277,715)
                                                                        ---------------------------
Net increase in cash and cash equivalents                                6,414,022       (4,780,455)
Cash and cash equivalents, beginning of period                          25,925,291       16,119,512
                                                                        ---------------------------
Cash and cash equivalents, end of period                              $ 32,339,313      $11,339,057
                                                                       ============================
INTEREST PAID:
      Equipment Debt                                                       $38,510      $    33,817
      Senior Secured Notes - Fixed Interest 10-7/8%                   $ 14,137,500      $14,137,500
      Senior Secured Notes - Fixed Interest 11.653%                   $  8,707,126      $        --
      Lines of credit                                                 $    301,649      $   237,886
SUPPLEMENTAL NONCASH OPERATING AND FINANCING ACTIVITIES:
Elimination of slot based progressives                                $    400,000      $        --
Elimination of slot club                                              $  1,300,000      $        --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary ("Gary") at Buffington Harbor, located in Lake County, Indiana on June 7, 1996. Majestic Investor, LLC was formed on September 12, 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with Gary.

         Majestic Investor, LLC entered into a definitive purchase and sale agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation ("Fitzgeralds") and certain of its affiliates to purchase substantially all of the assets of three of its subsidiaries for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. Majestic Investor, LLC assigned all of its rights and obligations to Majestic Investor Holdings, LLC, a wholly-owned subsidiary of Majestic Investor, LLC, following the formation of Majestic Investor Holdings, LLC. Majestic Investor Holdings, LLC completed the purchase of the Fitzgeralds assets on December 6, 2001 and commenced operations on December 7, 2001. The three Fitzgeralds brand casinos are "restricted subsidiaries" of Majestic Investor Holdings, LLC under the Indenture relating to Majestic Investor Holdings, LLC's 11.653% Senior Secured Notes and "unrestricted subsidiaries" under the Company's Indenture relating to the Company's 10-7/8% Senior Secured Notes.

         Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its subsidiaries.

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiary, Majestic Investor, LLC. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the nine months ended September 30, 2002, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications have no effect on previously reported net income.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. Management does not expect SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

NOTE 3. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. ("BHR")

         On October 31, 1995, the Company and Trump Indiana, Inc. (the "Joint Venture Partner") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary, Indiana ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and the Joint Venture Partner have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and the Joint Venture Partner share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage and gift shop, which are allocated based on percentage of use by the casino customers of the Company and the Joint Venture Partner. The Company accounts for its 50% interest in BHR under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents selected financial information of BHR:

                      Buffington Harbor Riverboats, L.L.C.
                            Statements of Operations
                                  (Unaudited)


                                Three Months                             Nine Months
                             Ended September 30,                      Ended September 30,
                           2002                2001                2002                2001
                       ------------------------------------------------------------------------
Gross Revenue          $ 3,950,620         $ 4,351,336         $11,873,207          $12,690,559
Operating Income       $    28,769         $     7,661         $    36,289          $    23,831
Net Loss               $(1,199,488)        $(1,273,498)        $(3,612,758)         $(4,371,488)

NOTE 4. ACQUISITIONS

         On December 6, 2001, the Company, through certain indirect wholly-owned subsidiaries, completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million purchase price reduction on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

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

                           THE MAJESTIC STAR CASINO, LLC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. ACQUISITIONS (CONTINUED)

                                    At December 6, 2001
                                    -------------------
                                      (in millions)
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
                                          ======

         The Company (Gary property only) has no intangible assets. Intangible assets at Majestic Investor Holdings, LLC primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets, such as the Barden Nevada Gaming, LLC's gaming license, are not amortized but instead are subject to impairment tests at least annually.

NOTE 5. OTHER INTANGIBLE ASSETS

         The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of September 30, 2002, are as follows:

                                  Gross Carrying          Accumulated
                                      Amount              Amortization
                                   (in thousands)        (in thousands)
                                  --------------         --------------

Amortized intangible assets:

Customer relationships               $ 9,800               $(1,007)
Tradename                              3,700                  (302)
Riverboat excursion license              700                    --
                                     -------               -------

Total                                $14,200               $(1,309)
                                     =======               =======

Unamortized intangible assets:

Gaming license                       $ 5,200               $    --
                                     -------               -------

Total                                $ 5,200               $    --
                                     =======               =======

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The amortization expense recorded on the intangible assets for the three and nine months ended September 30, 2002 was $0.4 million and $1.2 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows (amounts in thousands):


       For the year ending December 31,
       --------------------------------
       2002                  $1,595
       2003                  $1,642
       2004                  $1,642
       2005                  $1,642
       2006                  $1,642

NOTE 6. GOODWILL

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                    (In thousands)
Balance as of January 1, 2002          $10,602
Goodwill acquired                          296
                                       -------
Balance as of March 31, 2002            10,898

Purchase price adjustment               (3,800)
Goodwill adjustments                      (549)
Goodwill acquired                          164
                                       -------
Balance as of June 30, 2002              6,713

Goodwill adjustments                    (1,191)
                                       -------
Balance as of September 30, 2002       $ 5,522
                                       -------

         The increase in goodwill acquired primarily relates to professional fees incurred by the Company related to the acquisition of Fitzgeralds Tunica, Fitzgeralds Black Hawk, and Fitzgeralds Las Vegas. The decrease in goodwill is primarily due to a $3.8 million purchase price adjustment resulting from the final purchase price settlement of the acquired assets and liabilities of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties and adjustments of estimates of liabilities for slot based programs.

         In accordance with SFAS No. 142, goodwill is not amortized but instead is subject to impairment testing at least annually.

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

         A change in the Indiana state law governing gaming took effect on July 1, 2002 which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax will have a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. Prior to August
5, 2002, Indiana imposed an admissions tax of $3 per patron turnstile count at every boarding time plus the count of the patrons that stayed over on the vessel from a previous boarding time period.

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

         The Company's directors, officer, managers and key employees are required to hold individual licenses, the requirements for which vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

Other Contingencies

         Buffington Harbor Parking Associates ("BHPA") was formed by the Joint Venture Partner and AMB Parking, LLC (a company indirectly owned by Don H. Barden, Chairman and CEO of the Company) to construct and operate the 2,000 space covered parking garage. BHPA opened the parking garage in June 2002. The Company and the Joint Venture Partner each entered into identical leases with BHPA with lease payments sufficient to service the debt incurred by BHPA to construct the parking garage. Each party is required to make monthly lease payments equal to 50 percent of BHPA's debt service requirement for the following month. In the event that the Joint Venture Partner fails to make its lease payment for any given month, upon notice by BHPA, the Company is obligated to make additional lease payment for such month equal to the remaining 50 percent of BHPA's debt service requirement.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

         A summary of the Properties' operations by business segment for the three and nine months ended September 30, 2002 and 2001 is presented below (in thousands):

                                                                  FOR THE                          AS OF AND FOR THE
                                                                              (a)                                     (a)
                                                   THREE MONTHS ENDED  THREE MONTHS ENDED  NINE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2002  SEPTEMBER 30, 2001  SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                   ------------------------------------------------------------------------------
Net revenues:
     Majestic Star Casino                               $33,510            $30,013           $  94,268            $ 91,542
     Fitzgeralds Tunica                                  22,409             21,113              66,515              63,176
     Fitzgeralds Black Hawk                               9,062              9,525              24,969              25,916
     Fitzgeralds Las Vegas                               11,835             12,675              37,521              40,600
                                                        ------------------------------------------------------------------
                                                        $76,816            $73,326           $ 223,273            $221,234
                                                        -------------------------------------------------------------------

Income (loss) from operations:
     Majestic Star Casino                               $ 5,450            $ 4,412           $  16,027            $ 13,332
     Fitzgeralds Tunica                                   3,867              5,249              11,812              15,579
     Fitzgeralds Black Hawk                               2,254              2,649               5,037               6,217
     Fitzgeralds Las Vegas                                 (922)              (281)             (1,341)              2,227
     Unallocated and other(1)                              (666)               980              (2,074)                (21)
                                                        -------------------------------------------------------------------
                                                        $ 9,983            $13,009           $  29,461            $ 37,334
                                                        -------------------------------------------------------------------

Segment depreciation and amortization
     Majestic Star Casino                               $ 1,730            $ 1,993           $   5,084            $  6,440
     Fitzgeralds Tunica                                   1,866                 --               5,481                  --
     Fitzgeralds Black Hawk                                 364                 --               1,091                  --
     Fitzgeralds Las Vegas                                  938                 --               2,203                  --
     Unallocated and other(1)                               657                 --               1,930                  --
                                                        -------------------------------------------------------------------
                                                        $ 5,555            $ 1,993           $  15,789            $  6,440
                                                        -------------------------------------------------------------------

Expenditures for additions to long-lived assets:
     Majestic Star Casino                               $   772            $ 3,129               4,276            $  4,824
     Fitzgeralds Tunica                                     324                 97               1,820                 627
     Fitzgeralds Black Hawk                                 524                  3                 963                 156
     Fitzgeralds Las Vegas                                  335                 13               1,135                 161
                                                        -------------------------------------------------------------------
                                                        $ 1,955            $ 3,242           $   8,194            $  5,768
                                                        -------------------------------------------------------------------

Segment assets:
     Majestic Star Casino                                                                    $ 118,011
     Fitzgeralds Tunica                                                                         89,832
     Fitzgeralds Black Hawk                                                                     30,896
     Fitzgeralds Las Vegas                                                                      43,464
     Unallocated and other(1)                                                                  147,358
                                                                                             ---------
                                                                                             $ 429,561
     Less: intercompany                                                                       (143,276)
                                                                                             ---------
                                                                                             $ 286,285
                                                                                             ---------
Goodwill:
     Majestic Star Casino                                                                    $      --
     Fitzgeralds Tunica                                                                          3,998
     Fitzgeralds Black Hawk                                                                      1,524
     Fitzgeralds Las Vegas                                                                          --
                                                                                             ---------
                                                                                             $   5,522
                                                                                             ---------

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

(a) The segment information provided for the Fitzgeralds properties is derived from prior year consolidated financial information provided by the predecessor company and is for the quarter and three quarters ended September 30, 2001.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, the Company made distributions of approximately $976,000 to Barden Development, Inc. ("BDI"). These distributions were made in accordance with the Management Agreement between the Company and BDI dated June 18, 1999.

         During the nine months ended September 30, 2002, Majestic Investor Holdings, LLC made distributions of approximately $1,844,000 to BDI. These distributions were made in accordance with the Management Agreement between Majestic Investor Holdings, LLC and BDI dated December 5, 2001.

         In December 2001, Majestic Investor Holdings, LLC issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum and is due and payable in full on December 12, 2002.

NOTE 10. EMPLOYEE LOANS

         During 2001, The Majestic Star Casino, LLC made a $300,000 employee loan to Mr. Barden. This loan bears interest at a rate of 7% per annum and is due and payable in full on December 12, 2002.

         On January 31, 2002, The Majestic Star Casino, LLC made a $200,000 employee loan to Mr. Kelly. This loan bears no interest and is due and payable in full on January 31, 2005.

NOTE 11. SUPPLEMENTAL FINANCIAL INFORMATION

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

         The following condensed consolidating information presents condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001, and condensed consolidating statements of operations for the three and nine months ended September 30, 2002 and 2001, and condensed consolidating statements of cash flows for the nine months ended September 30, 2002 and 2001 for The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 11. SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

subsidiaries of Majestic Investor Holdings, LLC (on a combined and individual basis) and the elimination entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. ("MSCCC") and Majestic Investor, LLC, wholly-owned subsidiaries of The Majestic Star Casino, LLC, and Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of Majestic Investor, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented below for these subsidiaries.

Condensed consolidating balance sheets as of September 30, 2002 (Unaudited)

                                                   Majestic Star  Majestic Investor   Guarantor     Eliminating            Total
                                                    Casino, LLC     Holdings, LLC   Subsidiaries      Entries          Consolidated
ASSETS
Current Assets:
 Cash and cash equivalents                          $ 10,673,090    $  6,309,143     $ 15,357,080  $                   $ 32,339,313
 Accounts receivable (net)                             1,813,221          43,919        1,141,401                         2,998,541
 Inventories                                              48,567              --          809,934                           858,501
 Prepaid expenses and other current assets             1,691,006       4,863,078        1,704,102     (4,168,338)(a)      4,089,848
                                                   --------------------------------------------------------------------------------
   Total current assets                               14,225,884      11,216,140       19,012,517     (4,168,338)        40,286,203
                                                   --------------------------------------------------------------------------------


Property, equipment and vessel improvements, net      47,838,933              --      119,007,950                       166,846,883
Intangible assets, net                                        --              --       18,090,497                        18,090,497
Due from related parties                                 992,165     129,116,043               --   (130,108,208)(b)             --
Investment in Buffington Harbor Riverboats, L.L.C     32,131,035              --               --                        32,131,035
Other assets                                          13,822,890       7,025,837        8,081,669                        28,930,396
Investment in subsidiaries                            10,606,903      16,459,909               --    (27,066,812)(b)             --
                                                   --------------------------------------------------------------------------------
   Total Assets                                     $119,617,810    $163,817,929     $164,192,633  $(161,343,358)      $286,285,014
                                                   ================================================================================

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
 Current maturities of long-term debt               $         --    $         --     $    142,714  $                   $    142,714
 Accounts payable, accrued and other                  10,331,039       6,176,822       14,164,670                        30,672,531
                                                   --------------------------------------------------------------------------------
   Total current liabilities                          10,331,039       6,176,822       14,307,384             --         30,815,245
                                                   --------------------------------------------------------------------------------

Due to related parties                                        --         992,165      133,284,381   (134,276,546)(a)(b)          --
Long-term debt, net of current maturities            128,798,986     146,042,039          140,959                       274,981,984
                                                   --------------------------------------------------------------------------------

   Total Liabilities                                 139,130,025     153,211,026      147,732,724   (134,276,546)       305,797,229

Commitments and contingencies

 Members' Equity (Deficit):                          (19,512,215)     10,606,903       16,459,909    (27,066,812)(b)    (19,512,215)
                                                   --------------------------------------------------------------------------------
   Total Liabilities and Member's Equity (Deficit)  $119,617,810    $163,817,929     $164,192,633  $(161,343,358)      $286,285,014
                                                   ================================================================================

(a)    To eliminate intercompany receivables and payables.
(b)    To eliminate intercompany accounts and investment in subsidiaries.

Condensed consolidating balance sheets as of December 31, 2001

                                                     Majestic Star  Majestic Investor   Guarantor   Eliminating           Total
                                                      Casino, LLC     Holdings, LLC    Subsidiaries   Entries         Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents                          $  8,220,476     $    498,363    $ 17,206,452  $                  $ 25,925,291
  Accounts receivable, net                              1,642,462          269,501       1,196,044        (28,484)(a)     3,079,523
  Inventories                                              38,144               --         957,564                          995,708
  Prepaid expenses and other current assets             1,213,056          707,467       1,303,570             --         3,224,093
                                                     ------------------------------------------------------------------------------
    Total current assets                               11,114,138        1,475,331      20,663,630        (28,484)       33,224,615
                                                     ------------------------------------------------------------------------------

Property and equipment, net                            47,767,051               --     122,427,962                      170,195,013
Intangible assets, net                                         --               --      19,290,753                       19,290,753
Due from related parties                                1,177,829      150,855,685              --   (152,033,514)(b)            --
Investment in Buffington Harbor Riverboats, L.L.C      33,898,771               --              --                       33,898,771
Other assets                                           14,869,249       14,545,956       5,025,618          9,557 (a)    34,450,380
Investment in subsidiaries                             12,532,295          935,731              --    (13,468,026)(b)            --
                                                     ------------------------------------------------------------------------------
    Total Assets                                     $121,359,333     $167,812,703    $167,407,963  $(165,520,467)     $291,059,532
                                                     ==============================================================================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt               $          --    $   6,500,000   $     156,574 $                  $  6,656,574
  Accounts payable, accrued and other                   12,784,191        2,526,703      15,195,545       (18,927)(a)    30,487,512
                                                     ------------------------------------------------------------------------------
    Total current liabilities                           12,784,191        9,026,703      15,352,119       (18,927)       37,144,086
                                                     ------------------------------------------------------------------------------

Due to related parties                                          --        1,168,273     150,865,241  (152,033,514)(b)            --
Long-term debt, net of current maturities              128,556,629      145,085,432         254,872                     273,896,933
                                                     ------------------------------------------------------------------------------

    Total Liabilities                                  141,340,820      155,280,408     166,472,232  (152,052,441)      311,041,019

Commitments and contingencies                                   --               --              --            --                --

  Members' Equity (Deficit):                           (19,981,487)      12,532,295         935,731   (13,468,026)(b)   (19,981,487)
                                                     ------------------------------------------------------------------------------
    Total Liabilities and Member's Equity (Deficit)  $ 121,359,333    $ 167,812,703   $ 167,407,963 $(165,520,467)     $291,059,532
                                                     ==============================================================================

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                                  MAJESTIC STAR  MAJESTIC INVESTOR   GUARANTOR      ELIMINATING
                                                   CASINO, LLC      HOLDINGS, LLC   SUBSIDIARIES       ENTRIES         CONSOLIDATED
REVENUES:
      Casino                                       $35,847,438       $        --     $41,842,819    $         --       $ 77,690,257
      Rooms                                                 --                --       3,809,375              --          3,809,375
      Food and beverage                                404,204                --       4,936,422              --          5,340,626
      Other                                            501,110                --       1,027,702              --          1,528,812
                                                  ---------------------------------------------------------------------------------

           Gross Revenues                           36,752,752                --      51,616,318              --         88,369,070

           less promotional allowances              (3,242,480)               --      (8,310,465)             --        (11,552,945)
                                                  ---------------------------------------------------------------------------------

           Net Revenues                             33,510,272                --      43,305,853              --         76,816,125

COSTS AND EXPENSES:
      Casino                                         6,619,298                --      15,071,737              --         21,691,035
      Rooms                                                 --                --       2,342,772              --          2,342,772
      Food and beverage                                571,153                --       2,864,833              --          3,435,986
      Other                                                 --                --         396,134              --            396,134
      Gaming taxes                                   8,927,379                --       4,981,141              --         13,908,520
      Advertising and promotion                      2,258,415                --       2,850,918              --          5,109,333
      General and administrative                     6,882,000             8,175       6,421,340              --         13,311,515
      Economic incentive - City of Gary              1,072,350                --              --              --          1,072,350
      Depreciation and amortization                  1,730,000           657,668       3,167,672              --          5,555,340
      Loss on disposal of assets                            --                --           9,889              --              9,889
                                                  ---------------------------------------------------------------------------------

           Total costs and expenses                 28,060,595           665,843      38,106,436              --         66,832,874
                                                  ---------------------------------------------------------------------------------

           Operating income                          5,449,677          (665,843)      5,199,417              --          9,983,251

OTHER INCOME (EXPENSE):
      Loss on investment in
         Buffington Harbor Riverboats, L.L.C          (600,304)               --              --              --           (600,304)
      Interest income                                   23,992            19,190          14,030              --             57,212
      Interest expense                              (3,608,999)       (4,454,389)         (8,574)             --         (8,071,962)
      Other non-operating expense                      (38,593)          (10,931)             --              --            (49,524)
      Equity in net income (loss)
                      of subsidiaries                   92,900         5,204,873              --      (5,297,773)(a)             --
                                                  ---------------------------------------------------------------------------------
           Total other income (expense)             (4,131,004)          758,743           5,456      (5,297,773)        (8,664,578)

           Net income (loss)                       $ 1,318,673       $    92,900     $ 5,204,873     $(5,297,773)      $  1,318,673
                                                  =================================================================================

(a) To eliminate equity in net income of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                   UNRESTRICTED
                                                    PARENT          SUBSIDIARY       CONSOLIDATED
REVENUES:
      Casino                                     $30,881,266           $     --       $30,881,266
      Food and beverage                              384,987                 --           384,987
      Other                                          449,846                 --           449,846
                                                 ------------------------------------------------

           Gross Revenues                         31,716,099                 --        31,716,099

           less promotional allowances            (1,702,574)                --        (1,702,574)
                                                 ------------------------------------------------

           Net Revenues                           30,013,525                 --        30,013,525

COSTS AND EXPENSES:
      Casino                                       5,954,375                 --         5,954,375
      Food and beverage                              578,333                 --           578,333
      Gaming taxes                                 8,638,565                 --         8,638,565
      Advertising and promotion                    1,829,984                 --         1,829,984
      General and administrative                   5,680,669             17,582         5,698,251
      Economic incentive - City of Gary              926,963                 --           926,963
      Depreciation and amortization                1,992,645                 --         1,992,645
                                                 ------------------------------------------------

           Total costs and expenses               25,601,534             17,582        25,619,116
                                                 ------------------------------------------------

           Operating income                        4,411,991            (17,582)        4,394,409

OTHER INCOME (EXPENSE):
      Loss on investment in
        Buffington Harbor Riverboats, L.L.C         (636,751)                --          (636,751)
      Interest income                                 26,377             62,747            89,124
      Interest expense                            (3,880,266)                --        (3,880,266)
      Other non-operating expense                    (40,165)                --           (40,165)
                                                 ------------------------------------------------
           Total other income (expense)           (4,530,805)            62,747        (4,468,058)

           Net income (loss)                     $  (118,814)          $ 45,165       $   (73,649)
                                                 ================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                                 MAJESTIC STAR  MAJESTIC INVESTOR    GUARANTOR     ELIMINATING
                                                  CASINO, LLC     HOLDINGS, LLC    SUBSIDIARIES      ENTRIES           CONSOLIDATED
REVENUES:
    Casino                                       $ 98,626,635      $         --     $124,623,910   $         --        $223,250,545
    Rooms                                                  --                --       11,836,762             --          11,836,762
    Food and beverage                               1,239,364                --       14,917,985             --          16,157,349
    Other                                           1,446,292                --        2,894,987             --           4,341,279
                                                 ----------------------------------------------------------------------------------

          Gross Revenues                          101,312,291                --      154,273,644             --         255,585,935

          less promotional allowances              (7,044,482)               --      (25,268,138)            --         (32,312,620)
                                                 ----------------------------------------------------------------------------------

          Net Revenues                             94,267,809                --      129,005,506             --         223,273,315

COSTS AND EXPENSES:
    Casino                                         18,329,449                --       45,198,684             --          63,528,133
    Rooms                                                  --                --        6,784,231             --           6,784,231
    Food and beverage                               1,625,960                --        8,571,704             --          10,197,664
    Other                                                  --                --        1,171,573             --           1,171,573
    Gaming taxes                                   26,153,991                --       14,779,970             --          40,933,961
    Advertising and promotion                       5,335,363                --        9,904,546             --          15,239,909
    General and administrative                     18,761,477            19,878       18,301,918             --          37,083,273
    Economic incentive - City of Gary               2,959,492                --               --             --           2,959,492
    Depreciation and amortization                   5,083,954         1,930,193        8,775,312             --          15,789,459
    (Gain)/loss on disposal of assets                  (8,850)               --            9,311             --                 461
    Pre-opening expenses                                   --           124,269               --             --             124,269
                                                 ----------------------------------------------------------------------------------

          Total costs and expenses                 78,240,836         2,074,340      113,497,249             --         193,812,425
                                                 ----------------------------------------------------------------------------------

          Operating income                         16,026,973        (2,074,340)      15,508,257             --          29,460,890

OTHER INCOME (EXPENSE):
    Loss on investment in
          Buffington Harbor Riverboats, L.L.C      (1,808,204)               --               --             --          (1,808,204)
    Interest income                                    40,158            53,988           41,036             --             135,182
    Interest expense                              (10,784,602)      (13,546,708)         (25,113)            --         (24,356,423)
    Other non-operating expense                      (103,509)          (38,306)              --             --            (141,815)
    Equity in net income (loss) of subsidiaries       (81,186)       15,524,180               --    (15,442,994)(a)              --
                                                 ----------------------------------------------------------------------------------
          Total other income (expense)            (12,737,343)        1,993,154           15,923    (15,442,994)        (26,171,260)

          Net income (loss)                      $  3,289,630      $    (81,186)    $ 15,524,180   $(15,442,994)       $  3,289,630
                                                 ==================================================================================

(a)  To eliminate equity in net income of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                   UNRESTRICTED
                                                    PARENT          SUBSIDIARY       CONSOLIDATED
REVENUES:
      Casino                                     $ 93,812,489          $     --      $ 93,812,489
      Food and beverage                             1,210,326                --         1,210,326
      Other                                         1,317,041                --         1,317,041
                                                 ------------------------------------------------

           Gross Revenues                          96,339,856                --        96,339,856

           less promotional allowances             (4,798,170)               --        (4,798,170)
                                                 ------------------------------------------------

           Net Revenues                            91,541,686                --        91,541,686

COSTS AND EXPENSES:
      Casino                                       18,126,914                --        18,126,914
      Food and beverage                             1,764,562                --         1,764,562
      Gaming taxes                                 26,148,146                --        26,148,146
      Advertising and promotion                     5,335,866                --         5,335,866
      General and administrative                   17,566,287            21,470        17,587,757
      Economic incentive - City of Gary             2,815,998                --         2,815,998
      Depreciation and amortization                 6,439,641                --         6,439,641
      Loss on disposal of assets                       12,114                --            12,114
                                                 ------------------------------------------------

           Total costs and expenses                78,209,528            21,470        78,230,998
                                                 ------------------------------------------------

           Operating income (loss)                 13,332,158           (21,470)       13,310,688

OTHER INCOME (EXPENSE):
      Loss on investment in
        Buffington Harbor Riverboats, L.L.C        (2,185,746)               --        (2,185,746)
      Interest income                                 165,483           168,065           333,548
      Interest expense                            (11,123,541)               --       (11,123,541)
      Other non-operating expense                     (87,644)               --           (87,644)
                                                 ------------------------------------------------
           Total other income (expense)           (13,231,448)          168,065       (13,063,383)

           Net income                            $    100,710          $146,595      $    247,305
                                                 ================================================

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                        MAJESTIC STAR MAJESTIC INVESTOR  GUARANTOR    ELIMINATING      CONSOLIDATED
                                                          CASINO, LLC   HOLDINGS, LLC   SUBSIDIARIES    ENTRIES            TOTAL
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:      $ 7,308,679   $(10,568,902)   $ 22,405,364   $ 3,045,497(a) $ 22,190,638
                                                         --------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition related costs                                         --       (986,158)             --            --         (986,158)
 Proceeds from seller from purchase price adjustment               --      3,800,000              --            --        3,800,000
 Acquisition of property and equipment                     (4,276,313)            --      (3,918,301)           --       (8,194,614)
 Increase in prepaid leases and deposits                      428,005             --              --            --          428,005
 Investment in Buffington Harbor Riverboats, L.L.C            (40,455)            --              --       (40,455)
 Proceeds from sale of equipment                                8,850             --          43,867            --           52,717
                                                         --------------------------------------------------------------------------

   Net cash provided by (used in) investing activities     (3,879,913)     2,813,842      (3,874,434)           --       (4,940,505)
                                                         --------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of 11.653% Senior Secured Notes issuance costs            --     (1,410,945)             --            --       (1,410,945)
 Line of credit, net                                               --     (6,500,000)             --            --       (6,500,000)
 Cash advances to/from affiliates                                  --     23,320,999     (20,275,494)   (3,045,497)(a)           --
 Cash paid to reduce long-term debt                                --             --        (104,808)           --         (104,808)
 Distribution to Barden Development, Inc.                    (976,152)    (1,844,206)             --            --       (2,820,358)
                                                         --------------------------------------------------------------------------

   Net cash provided by (used in) financing activities       (976,152)    13,565,840     (20,380,302)   (3,045,497)     (10,836,111)
                                                         --------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents        2,452,614      5,810,780      (1,849,372)           --        6,414,022
Cash and cash equivalents, beginning of period              8,220,476        498,363      17,206,452            --       25,925,291
                                                         --------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $10,673,090   $  6,309,143    $ 15,357,080   $        --    $  32,339,313
                                                         --------------------------------------------------------------------------

(a)  To eliminate intercompany receivables and payables.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                       UNRESTRICTED
                                                                        PARENT          SUBSIDIARY       CONSOLIDATED
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                  $ 5,555,566        $ (674,700)      $ 4,880,866
                                                                     ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property, equipment and vessel improvements       (4,826,140)               --        (4,826,140)
      Distribution from Buffington Harbor Riverboats, L.L.C             8,825,416                --         8,825,416
      Increase in prepaid lease and deposits                           (6,213,615)               --        (6,213,615)
      Purchase of naming rights                                        (1,000,000)               --        (1,000,000)
      Proceeds from sale of slot machines                                   1,850                --             1,850
      Investment in Buffington Harbor Riverboats, L.L.C                  (171,117)               --          (171,117)
                                                                     ------------------------------------------------

           Net cash used in investing activities                       (3,383,606)               --        (3,383,606)
                                                                     ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Line of credit, net                                              (5,300,000)               --        (5,300,000)
      Cash paid to reduce long-term debt                                 (977,715)               --          (977,715)
                                                                     ------------------------------------------------

           Net cash used in financing activities                       (6,277,715)               --        (6,277,715)
                                                                     ------------------------------------------------

Net decrease in cash and cash equivalents                              (4,105,755)         (674,700)       (4,780,455)
Cash and cash equivalents, beginning of period                         12,550,681         3,568,831        16,119,512
                                                                     ------------------------------------------------
Cash and cash equivalents, end of period                              $ 8,444,926        $2,894,131       $11,339,057
                                                                     ------------------------------------------------


NOTE 12. SUBSEQUENT EVENTS

         At September 30, 2002, Majestic Star employed approximately 1,035 persons and the BHR Joint Venture ("BHR") employed approximately 234 persons. Majestic Star and BHR have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union ("H.E.R.E.") covering approximately 66 employees of Majestic Star and approximately 110 employees of the BHR Joint Venture. Majestic Star's H.E.R.E. members are exclusively in food and beverage positions. The agreements expired on June 30, 2001 and a new agreement was ratified on November 6, 2002 and expires on October 31, 2004 for Majestic Star employees. The annual incremental cost of the contract is approximately $50,000 per year and the average annual wage increase is 3.3% for the total bargaining unit. The agreement also includes retroactive pay of approximately $49,000 for all employees that were on the payroll as of the date of ratification. BHR's agreement is currently being negotiated.

         On October 17, 2002, Majestic Investor Holdings, LLC redeemed $865,000 of its 11.653% Senior Secured Notes at a discount to par of 87 3/4%, plus accrued interest of $38,359.

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

         The Company's 10 7/8% Senior Secured Notes (the "Notes") are secured primarily by the assets of the riverboat casino. The Fitzgeralds assets are held by the "unrestricted subsidiaries" and excluded from the collateral securing the Notes. As the Company's noteholders have no recourse to the Fitzgeralds assets, Management's Discussion and Analysis of Financial Condition and Results of Operations focuses primarily on the results of the Majestic Star Casino as well as the Company and its subsidiaries on a consolidated basis. For a discussion of the results of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Investor Holdings 10-Q").

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

         At September 30, 2002, Majestic Star employed approximately 1,035 persons and the BHR Joint Venture ("BHR") employed approximately 234 persons. Majestic Star and BHR have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union ("H.E.R.E.") covering approximately 66 employees of Majestic Star and approximately 110 employees of the BHR Joint Venture. Majestic Star's H.E.R.E. members are exclusively in food and beverage positions. The agreements expired on June 30, 2001 and a new agreement was ratified on November 6, 2002 and expires on October 31, 2004 for Majestic Star employees. The annual incremental cost of the contract is approximately $50,000 per year and the average annual wage increase is 3.3% for the total bargaining unit. The agreement also includes retroactive pay of approximately $49,000 for all employees that were on the payroll as of the date of ratification. BHR's agreement is currently being negotiated.

         On October 18, 2002, Jon Bennett was named as the Company's Vice President and Chief Financial Officer. Mr. Bennett will oversee all aspects of the Company's financial management, accounting and reporting processes for its four casinos and two hotels.

RESULTS OF OPERATIONS

         The following discussion provides a comparison of the results of operations of Majestic Star, and the Company and its subsidiaries on a consolidated basis, for the three and nine month periods ended September 30, 2002, with the three and nine month periods ended September 30, 2001. On a consolidated basis, gross revenues increased approximately $56,653,000 and $159,246,000 (or 178.6% and 165.3%) to approximately $88,369,000 and
$255,586,000 during the three and nine months ended September 30, 2002, compared to $31,716,000 and $96,340,000 during the three and nine months ended September 30, 2001. Such increase is primarily the result of the acquisition of the Fitzgeralds casino properties on December 6, 2001.

         The following table sets forth information derived from the Company's consolidated statements of income for the three and nine months ended September 30, 2002 and 2001, expressed as a percentage of gross revenues.

           CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                             (DOLLARS IN THOUSANDS)

                                         THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                             2002                2001                         2002               2001
                                         --------------------------------                 -------------------------------
Gross Revenues                            $88,369           $31,716                         $255,586          $96,340
Operating Income                          $ 9,983           $ 4,394                         $ 29,461          $13,311
Adjusted EBITDA(1)                        $15,770           $ 6,387                         $ 45,597          $19,762

      CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                                         THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                            2002                   2001              2002                   2001
                                                         --------------------------------          -------------------------------
REVENUES:
      Casino                                                87.9%                  97.4%             87.4%                  97.3%
      Rooms                                                  4.3%                     -%              4.6%                     -%
      Food and beverage                                      6.1%                   1.2%              6.3%                   1.3%
      Other                                                  1.7%                   1.4%              1.7%                   1.4%
                                                          -----------------------------            -----------------------------
           Gross Revenues                                  100.0%                 100.0%            100.0%                 100.0%
           less promotional allowances                     (13.1)%                 (5.4)%           (12.6)%                 (5.0)%
                                                          -----------------------------            -----------------------------
           Net Revenues                                     86.9%                  94.6%             87.4%                  95.0%
COSTS AND EXPENSES:
      Casino                                                24.5%                  18.8%             24.9%                  18.8%
      Rooms                                                  2.7%                    -%               2.7%                     -%
      Food and beverage                                      3.9%                   1.8%              4.0%                   1.8%
      Other                                                  0.4%                    -%               0.5%                     -%
      Gaming taxes                                          15.7%                  27.2%             16.0%                  27.1%
      Advertising and promotion                              5.8%                   5.8%              6.0%                   5.5%
      General and administrative                            15.1%                  18.0%             14.5%                  18.3%
      Economic incentive - City of Gary                      1.2%                   2.9%              1.2%                   2.9%
      Depreciation and amortization                          6.3%                   6.3%              6.2%                   6.7%
      (Gain)/loss on disposal of assets                      0.0%                     -%              0.0%                   0.0%
      Pre-opening expenses                                     -%                     -%              0.0%                     -%
                                                          -----------------------------            -----------------------------
           Total costs and expenses                         75.6%                  80.8%             76.0%                  81.1%
                                                          -----------------------------            -----------------------------
           Operating income                                 11.3%                  13.8%             11.4%                  13.9%
OTHER INCOME (EXPENSE):
      Loss on investment in
        Buffington Harbor Riverboats, L.L.C                 (0.7)%                 (2.0)%            (0.7)%                 (2.3)%
      Interest income                                        0.1%                   0.3%              0.1%                   0.3%
      Interest expense                                      (9.1)%                (12.2)%            (9.5)%                (11.5)%
      Other non-operating expense                           (0.1)%                 (0.1)%            (0.1)%                 (0.1)%
                                                          -----------------------------            -----------------------------
           Total other income (expense)                     (9.8)%                (14.0)%           (10.2)%                (13.6)%
           Net income (loss)                                 1.5%                  (0.2)%             1.2%                   0.3%
                                                          =============================            =============================

Adjusted EBITDA:(1)                                         17.8%                  20.1%             17.8%                  20.5%

NOTES:

(1) Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, (gain)/loss on sale of assets, other non-operating expenses and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos, reorganization items related to the bankruptcy of the predecessor company and approximately $222,000 for severance payments associated with dockside gaming) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

      Results from any one or more periods are not necessarily indicative of annual results or continuing trends.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Consolidated gross revenues for the three months ended September 30, 2002 amounted to approximately $88,369,000, an increase of approximately $56,653,000, or 178.6% from consolidated gross revenues recorded in the three months ended September 30, 2001. The increase was principally attributable to the acquisition of the Fitzgeralds casino properties on December 6, 2001. Majestic Star accounted for approximately $36,753,000, or 41.6% of gross revenues for the three months ended September 30, 2002, which reflects an increase of approximately $5,037,000 in Majestic Star's revenues on an unconsolidated basis, or 15.9%, compared to the three months ended September 30, 2001. Effective August 5, 2002, Majestic Star commenced dockside gaming. Dockside gaming eliminates the requirement to cruise and provides the guests with continual access to the riverboat casino. The $5,037,000, or 15.9%, increase in gross revenues at Majestic Star was primarily attributable to a $4,926,000, or 18.8%, increase in slot revenues which resulted from increased patronage after the commencement of dockside gaming and the recent opening of the 2000 space parking garage at the gaming facility.

         The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic
Star), food and beverage and other. Consolidated casino revenues for the three months ended September 30, 2002 totaled approximately $77,690,000, of which slot machines accounted for approximately $68,549,000, or 88.2%, and table games accounted for approximately $9,141,000, or 11.8%. Majestic Star's casino revenues during the three months ended September 30, 2002 totaled approximately $35,847,000, an increase of approximately $4,966,000, or 16.1%, of which slot machines accounted for approximately $31,105,000, or 86.8%, and table games accounted for approximately $4,742,000, or 13.2%. The average number of slot machines in operation at Majestic Star increased to 1,546 during the three months ended September 30, 2002, from 1,420 during the three months ended September 30, 2001. The average win per slot machine per day at Majestic Star increased to approximately $219 for the three months ended September 30, 2002, from approximately $200 during the three months ended September 30, 2001. The average number of table games in operation at Majestic Star during the three months ended September 30, 2002 and 2001, was 54 and 49, respectively. The average win per table game per day during the three months ended September 30, 2002 decreased to approximately $961, compared to approximately $1,043 during the three months ended September 30, 2001. The average daily win per patron was approximately $58 during the three months ended September 30, 2002, compared to an average daily win per patron of $66 for the three months ended September 30, 2001.

         Consolidated hotel room revenues totaled $3,809,000, or 4.3% of the gross revenues for the three months ended September 30, 2002 and was attributed to operations of two of the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenues for the three months ended September 30, 2002 totaled approximately $5,341,000, or 6.1% of gross revenues, compared to approximately $385,000, or 1.2% of gross revenues for the three months ended September 30, 2001. Majestic Star accounted for approximately $404,000, or 7.6% of consolidated food and beverage revenues for the three months ended September 30, 2002, which reflects an increase of approximately $19,000 in such revenues at Majestic Star, or 4.9%, compared to the three months ended September 30, 2001.

         Consolidated other revenues for the three months ended September 30, 2002 totaled approximately $1,529,000, or 1.7% of consolidated gross revenues, compared to approximately $450,000, or 1.4% of consolidated gross revenues during the three months ended September 30, 2001. Majestic Star accounted for approximately $501,000, or 32.8% of consolidated other revenues for the three months ended September 30, 2002, an increase of $51,000, or 11.4%, compared to the three months ended September 30, 2001. Other revenue at Majestic Star consisted primarily of commission income.

         Consolidated promotional allowances deducted from the Company's consolidated gross revenues for the three months ended September 30, 2002 and 2001 were approximately $11,553,000, or 13.1% of consolidated gross revenues, and $1,703,000, or 5.4% of consolidated gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $3,242,000, or 28.1% of consolidated promotional allowances, an increase of $1,539,000, or 90.4%, compared to the three months ended September 30, 2001. The increase in promotional allowances is primarily attributed to a 21.2 % increase in rated slot play and associated incentives. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in and/or owned by BHR for the three months ended September 30, 2002 and 2001 were approximately $285,000 and $197,000, respectively, and are characterized in the financial statements as an expense. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

         Consolidated casino operating expenses for the three months ended September 30, 2002 totaled approximately $21,691,000, or 24.5% of consolidated gross revenues and 27.9% of consolidated casino revenues, respectively, compared to approximately $5,954,000, or 18.8% of gross revenues and 19.3% of casino revenues, respectively, for the three months ended September 30, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Majestic Star's casino operating expenses accounted for approximately $6,619,000, or 18.0% of Majestic Star gross revenues and 18.5% of Majestic Star casino revenues, compared to approximately $5,954,000, or 18.8% of Majestic Star gross revenues and 19.3% of Majestic Star casino revenues, respectively, for the three months ended September 30, 2001.

         Consolidated gaming taxes totaled approximately $13,909,000 for the three months ended September 30, 2002, compared to approximately $8,639,000 for the three months ended September 30, 2001. During the three months ended September 30, 2002, in Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at a flat rate of 22.5% of adjusted gross receipts for the period July 1, 2002 through August 4, 2002. Beginning August 5, 2002, in connection with the commencement of dockside gaming, Majestic Star began using an effective rate to calculate gaming tax expense associated with adjusted gross receipts. On August 5, 2002, a graduated tax structure with a starting rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million was implemented by the State of Indiana and Majestic
Star accounted for approximately $8,927,000 and $8,639,000 of gaming taxes during the three months ended September 30, 2002 and 2001, respectively. An additional $1,072,000 was paid during the three months ended September 30, 2002, compared to approximately $927,000 in the three months ended
September 30, 2001, to the City of Gary under an agreement whereby Majestic
Star pays 3% of the adjusted gross receipts directly to the city.

         Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the three months ended September 30, 2002 totaled approximately $5,109,000, or 5.8% of gross revenues, compared to approximately $1,830,000, or 5.8% of gross revenues during the three months ended September 30, 2001. Of this amount, Majestic Star accounted for approximately $2,258,000 for the three months ended

September 30, 2002, and approximately $1,830,000 for the three months ended September 30, 2001. The $428,000, or 23.4%, increase in advertising and promotion expenses during the three months ended September 30, 2002, was primarily the result of an increase in marketing expenditures associated with flexible boarding and the newly opened parking garage.

         Consolidated general and administrative expenses for the three months ended September 30, 2002 were approximately $13,312,000, or 15.1% of gross revenues, compared to $5,698,000, or 18.0% of gross revenues, during the three months ended September 30, 2001. Majestic Star accounted for approximately $6,882,000 for the three months ended September 30, 2002 and $5,681,000 for the three months ended September 30, 2001. These expenses included approximately $1,422,000 for berthing fees paid to BHR and $1,592,000 for marine operations, including housekeeping during the three months ended September 30, 2002. The $1,201,000, or 21.1%, increase in these expenses is primarily attributed to an increase of approximately $390,000 for the parking garage lease, approximately $361,000 for corporate expenses which did not exist in the prior year, approximately $314,000 for property insurance and taxes and a special charge of approximately $222,000 for severance payments related to implementing dockside during the three months ended September 30, 2002.

         Consolidated depreciation and amortization for the three months ended September 30, 2002 was approximately $5,555,000, or 6.3% of gross revenues, compared to approximately $1,993,000, or 6.3% of gross revenues, during the three months ended September 30, 2001. Depreciation and amortization attributed to Majestic Star for the three months ended September 30, 2002 was approximately $1,730,000, of which approximately $1,437,000 relates to depreciation expense and approximately $293,000 relates to amortization expense, compared to approximately $1,993,000 during the three months ended September 30, 2001. The dollar decrease totaled approximately $263,000, or 13.2%. The decrease for the three months ended September 30, 2002 is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized.

         Consolidated operating income for the three months ended September 30, 2002 was $9,983,000, or 11.3% of gross revenues, compared to an operating income for the three months ended September 30, 2001 of $4,394,000, or 13.9% of gross revenues. Operating income attributed to Majestic Star for the three months ended September 30, 2002 was approximately $5,450,000, or 14.8% of gross Majestic Star revenues, compared to $4,412,000, or 13.9% of gross revenues, during the three months ended September 30, 2001. The $1,038,000, or 23.5%, increase in operating income is principally attributed to an 11.7% increase in net revenues and a $263,000, or 13.2%, decrease in depreciation and amortization.

         The consolidated net interest expense for the three months ended September 30, 2002 was approximately $8,015,000, or 9.0% of gross revenues, compared to approximately $3,791,000, or 11.9% of gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the three months ended September 30, 2002 was approximately $3,585,000, or 9.8% of gross revenues, compared to $3,854,000, or 12.2% of gross revenues for the same period last year, a decrease of $269,000, or 7.0%.

         The Company's loss relating to its investment in BHR, principally for depreciation and amortization, for the three months ended September 30, 2002 and 2001, was approximately $600,000 and $637,000, respectively. Costs of approximately $1,422,000 and $1,511,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income for the three months ended September 30, 2002 and 2001, respectively. Other non-operating expenses attributed to Majestic Star of

$39,000 and $40,000 for the three months ended September 30, 2002 and 2001, respectively, represent fees associated with the Majestic Star Credit Facility.

         As a result of the foregoing, the Company realized consolidated net income of approximately $1,319,000 for the three months ended September 30, 2002 compared to a consolidated net loss of approximately $74,000 during the three months ended September 30, 2001. Majestic Star (Gary property only) realized net income of $1,226,000 during the three months ended September 30, 2002, compared to a net loss of $119,000 during the three months ended September 30, 2001. The $1,345,000 increase in net income is principally attributed to an increase in net revenues combined with a decrease as previously discussed in depreciation, amortization and loss on investment in BHR.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Consolidated gross revenues for the nine months ended September 30, 2002 amounted to approximately $255,586,000 an increase of approximately $159,246,000, or 165.3%, from consolidated gross revenues recorded in the nine months ended September 30, 2001. The increase was principally attributable to the acquisition of the Fitzgeralds casino properties on December 6, 2001. Majestic Star accounted for approximately $101,312,000, or 39.6% of consolidated gross revenues for the nine months ended September 30, 2002, which reflects an increase of $4,972,000 in Majestic Star's revenues on an unconsolidated basis compared to the nine months ended September 30, 2001. Effective August 5, 2002, Majestic Star commenced dockside gaming. Dockside gaming eliminates the requirement to cruise and provides the guests with continual access to the riverboat casino. Management believes dockside gaming will result in increased patronage of its riverboat gaming facility.

         The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic
Star), food and beverage and other. Consolidated casino revenues for the nine months ended September 30, 2002 totaled approximately $223,251,000, of which slot machines accounted for approximately $195,787,000, or 87.7%, and table games accounted for approximately $27,464,000, or 12.3%. Majestic Star's casino revenues during the nine months ended September 30, 2002 totaled approximately $98,627,000, an increase of approximately $4,815,000, or 5.1%, of which slot machines accounted for approximately $85,178,000, or 86.4%, and table games accounted for approximately $13,449,000, or 13.6%. The average number of slot machines in operation at Majestic Star increased to 1,498 during the nine months ended September 30, 2002, from 1,426 during the nine months ended September 30, 2001. The average win per slot machine per day at Majestic Star increased slightly to approximately $208 for the nine months ended September 30, 2002, from approximately $203 during the nine months ended September 30, 2001. The average number of table games in operation at Majestic Star during the nine months ended September 30, 2002 and 2001, was 52 and 50, respectively. The average win per table game per day during the nine months ended September 30, 2002, decreased to approximately $941 compared to approximately $1,073 during the nine months ended September 30, 2001. The average daily win per patron was approximately $65 during the nine months ended September 30, 2002, compared to an average daily win per patron of $68 for the nine months ended September 30, 2001.

         Consolidated hotel room revenues totaled $11,837,000, or 4.6% of the gross revenues for the nine months ended September 30, 2002 and was attributed to operations of two of the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenues for the nine months ended September 30, 2002, totaled approximately $16,157,000, or 6.3% of gross revenues, compared to approximately

$1,210,000, or 1.3% of gross revenues, for the nine months ended September 30, 2001. Majestic Star accounted for approximately $1,239,000, or 7.7% of consolidated food and beverage revenues for the nine months ended September 30, 2002, which reflects an increase of $29,000 in such revenues at Majestic Star, or 2.4%, compared to the nine months ended September 30, 2001.

         Consolidated other revenues for the nine months ended September 30, 2002 totaled approximately $4,341,000, or 1.7% of gross revenues, compared to approximately $1,317,000, or 1.4% of gross revenues during the nine months ended September 30, 2001. Majestic Star accounted for approximately $1,446,000, or 33.7% of consolidated other revenues for the nine months ended September 30, 2002, an increase of $129,000, or 9.8%, compared to the nine months ended September 30, 2001. Other revenue at Majestic Star consisted primarily of commission income.

         Consolidated promotional allowances deducted from the Company's gross revenues for the nine months ended September 30, 2002 and 2001, were approximately $32,313,000, or 12.6% of gross revenues, and $4,798,000, or 5.0% of gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $7,044,000, or 21.8% of consolidated promotional allowances, an increase of $2,246,000, or 46.8%, compared to the nine months ended September 30, 2001. The increase in promotional allowances is primarily attributed to a 7.6% increase in rated slot play and associated incentives. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in and/or owned by BHR for the nine months ended September 30, 2002 and 2001 were approximately $688,000 and $578,000, respectively, and are characterized in the financial statements as an expense. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

         Consolidated casino operating expenses for the nine months ended September 30, 2002 totaled approximately $63,528,000, or 24.9% of gross revenues and 28.5% of casino revenues, respectively, compared to approximately $18,127,000, or 18.8% of gross revenues and 19.3% of casino revenues, respectively, for the nine months ended September 30, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Majestic Star's casino operating expenses accounted for approximately $18,329,000, or 18.1% of Majestic Star gross revenues and 18.6% of Majestic Star casino revenues, compared to approximately $18,127,000, or 18.8% of Majestic Star gross revenues and 19.3% of Majestic Star casino revenues, respectively, for the nine months ended September 30, 2001. The dollar increase of approximately $202,000, or 1.1% is primarily attributed to an increase in casino expenses of $414,000 for progressive expense, $221,000 in payroll and related benefits and $164,000 for the cost of complementaries which was partially offset by various operating expenses.

         Consolidated gaming taxes totaled approximately $40,934,000 for the nine months ended September 30, 2002, compared to approximately $26,148,000 for the nine months ended September 30, 2001. During the six months ended June 30, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. During the three months ended September 30, 2002, in Indiana, gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at a flat rate of 22.5% of adjusted gross receipts for the period July 1, 2002 through August 4, 2002. Beginning August 5, 2002, in connection with the commencement of dockside gaming, Majestic Star began using an effective rate to calculate gaming tax expense associated with adjusted gross receipts. On August 5, 2002 a graduated tax structure with a starting rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million was implemented by the State of Indiana and Majestic Star accounted for approximately $26,154,000 and

$26,148,000 of gaming taxes during the nine months ended September 30, 2002 and 2001, respectively. An additional $2,959,000 was paid during the nine months ended September 30, 2002, compared to approximately $2,816,000 in the nine months ended September 30, 2001, to Gary under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to the City of Gary.

         Consolidated advertising and promotion expenses includes salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the nine months ended September 30, 2002 totaled approximately $15,240,000, or 6.0% of gross revenues, compared to approximately $5,336,000, or 5.5% of gross revenues during the nine months ended September 30, 2001. Of this amount, Majestic Star accounted for approximately $5,335,000 for the nine months ended September 30, 2002 and approximately $5,336,000 for the nine months ended September 30, 2001.

         Consolidated general and administrative expense for the nine months ended September 30, 2002, were approximately $37,194,000, or 14.6% of gross revenues, compared to $17,588,000, or 18.3% of gross revenues, during the nine months ended September 30, 2001. Majestic Star accounted for approximately $18,761,000 for the nine months ended September 30, 2002 and $17,566,000 for the nine months ended September 30, 2001. These expenses included approximately $4,372,000 for berthing fees paid to BHR and $4,727,000 for marine operations, including housekeeping during the nine months ended September 30, 2002.

         Consolidated depreciation and amortization for the nine months ended September 30, 2002, was approximately $15,789,000, or 6.2% of gross revenues, compared to approximately $6,440,000, or 6.7% of gross revenues, during the nine months ended September 30, 2001. Depreciation and amortization attributed to Majestic Star for the nine months ended September 30, 2002 was approximately $5,084,000, or 5.0% of Majestic Star's gross revenues, of which approximately $4,204,000 is depreciation expense and approximately $880,000 is amortization expense, compared to approximately $6,440,000, or 6.7% for the nine months ended September 30, 2001. The dollar decrease totaled approximately $1,356,000, or 21.1% for the nine months ended September 30, 2002 and is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized.

         Consolidated operating income for the nine months ended September 30, 2002 was $29,461,000, or 11.4% of gross revenues, compared to an operating income for the nine months ended September 30, 2001 of $13,311,000, or 13.9% of gross revenues. Operating income attributed to Majestic Star for the nine months ended September 30, 2002 was approximately $16,027,000, or 15.8% of gross Majestic Star revenues, compared to $13,332,000, or 13.9% of gross revenues, during the nine months ended September 30, 2001. The $2,695,000, or 20.2% increase in operating income is principally attributed to a $2,726,000, or 3.0% increase in net revenues and a decrease in depreciation and amortization as previously discussed.

         The consolidated net interest expense for the nine months ended September 30, 2002 was approximately $24,221,000, or 9.4% of gross revenues, compared to approximately $10,790,000, or 11.2% of gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the nine months ended September 30, 2002 was approximately $10,744,000, or 10.6% of gross revenues, compared to $10,958,000, or 11.4% of gross revenues for the same period last year.

         The Company's loss relating to its investment in BHR, principally for depreciation and amortization, for the nine months ended September 30, 2002 and 2001 was approximately

$1,808,000 and $2,186,000, respectively. Costs of approximately $4,372,000 and $4,718,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income for the nine months ended September 30, 2002 and 2001, respectively. Other non-operating expenses attributed to Majestic Star of $104,000 and $88,000 for the nine months ended September 30, 2002 and 2001, respectively, represent fees associated with the Majestic Star Credit Facility.

         As a result of the foregoing, the Company realized consolidated net income of approximately $3,290,000 for the nine months ended September 30, 2002 compared to consolidated net income of approximately $247,000 during the nine months ended September 30, 2001. Majestic Star realized net income of $3,371,000 during the nine months ended September 30, 2002, compared to net income of $101,000 during the nine months ended September 30, 2001, an increase of $3,270,000, or 3,237.6%. The increase in net income is principally attributed to an increase in net revenues combined with a decrease as previously discussed in depreciation, amortization and loss on investment in BHR.

         Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Consolidated Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, (gain)/loss on sale of assets, other non-operating expenses and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos, reorganization items related to the bankruptcy of the predecessor company and approximately $222,000 for severance payments associated with dockside gaming. Consolidated Adjusted EBITDA during the three and nine months ended September 30, 2002 was approximately $15,770,000 and $45,597,000, respectively, or 17.8% and 17.8% of gross revenues. Adjusted EBITDA attributed to Majestic Star during the three and nine months ended September 30, 2002 was approximately $7,401,000 and $21,324,000, respectively, or 20.1% and 21.0% of gross Majestic Star revenues, compared to approximately $6,405,000 and $19,784,000, respectively, or 20.2% or 20.5% of gross Majestic Star revenues during the three and nine months ended September 30, 2001. The increases of $996,000 and $1,540,000, or 15.6% and 7.8%, respectively, in Adjusted EBITDA at Majestic Star is primarily the result of an increase in net revenues. The growth in net revenues and Adjusted EBITDA in the third quarter ended September 30, 2002 is a result of dockside gaming combined with the new 2,000 space parking garage, each of which the Company believes resulted in increased patronage of its riverboat gaming facility. Adjusted EBITDA for Majestic Star during the three and nine months ended September 30, 2002 and 2001 excludes loss on investment in BHR, gain or loss on disposal of assets and certain non-operating items, including a special charge of $222,000 for severance payments related to dockside gaming. Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had cash and cash equivalents of approximately $32.3 million. This amount included $21.6 million at Majestic Investor Holdings, LLC and $10.7 million at Majestic Star. During the nine months ended September 30, 2002, the Company's capital expenditures were approximately $8.2 million, which included approximately $4.3 million at Majestic Star primarily for vessel improvements and gaming equipment.

         The Company has met its capital requirements to date through net cash from operations and proceeds of $3.8 million from Fitzgeralds Gaming Corporation related to the purchase price adjustment on certain assets and liabilities acquired by Majestic Investor Holdings, LLC on December 6, 2001. For the nine months ended September 30, 2002, on a consolidated basis, net cash provided by operating activities totaled approximately $22.2 million and cash used by investing activities totaled approximately $4.9 million, compared to net cash provided by operating activities of approximately $4.9 million and cash used by investing activities of approximately $3.4 million, on a consolidated basis, during the nine months ended September 30, 2001. At Majestic Star for the nine months ended September 30, 2002, net cash provided by operating activities totaled approximately $7.3 million and cash used by investing activities totaled approximately $3.9 million, compared to approximately $5.6 million provided by operating activities and $3.4 million used by investing activities, during the nine months ended September 30, 2001. On a consolidated basis, for the nine months ended September 30, 2002, cash used by financing activities totaled approximately $10.8 million, compared to $6.3 million used in financing activities during the nine months ended September 30, 2001. At Majestic Star for the nine months ended September 30, 2002, cash used by financing activities totaled approximately $976,000, compared to $6.3 million used in financing activities during the nine months ended September 30, 2001. At September 30, 2002, this amount includes distributions made to Barden Development, Inc. of $976,000 in accordance with the Management Agreement between the Company and BDI dated June 18, 1999.

         In connection with the issuance by Majestic Investor Holdings, LLC ("Majestic Investor Holdings") of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, Majestic Investor Holdings entered in a registration rights agreement pursuant to which it agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement requires Majestic Investor Holdings to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and Majestic Investor Holdings is required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, Majestic Investor Holdings made its initial liquidated damages payment of $61,053 to the holders of the Notes. The final liquidated damages payment of $114,474 will be paid to the holders of the Unregistered Notes with the next scheduled interest payment on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and completed on Friday, September 6, 2002 at 5 p.m. Eastern Standard Time. On October 17, 2002, Majestic Investor Holdings redeemed $865,000 of the 11.653% Senior Secured Notes at a discount to par of 87 3/4%, plus accrued interest of $38,359.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on its 10 7/8% Senior Secured Notes, lease payments to Buffington Harbor Parking Associates, a joint venture between Trump Indiana and AMB Parking (a company indirectly owned by Don H. Barden, Chairman and CEO of the Company) and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, principally barge/dockside gambling in Illinois, the purchase of certain Indiana gaming facilities by larger more recognized brand names, and the potential of new Native American operated casinos in our general vicinity will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. Management does not expect SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

RECENTLY ENACTED LEGISLATION AND TAX STRUCTURE

         A change in the Indiana state law governing gaming took effect on July 1, 2002 which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax will have a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. Majestic Star has forecasted its gaming revenues for the period August 5, 2002 through December 31, 2002, and based upon those forecasted revenues, determined an estimated effective gaming tax rate for that period of time. Gaming revenue tax expenses for the period August 5, 2002 through September 30, 2002 were calculated at the effective rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Tables of Item 601 of Regulation S-K:

      Exhibit Numbers                         Descriptions

           10.1 Employment Agreement dated as of October 21, 2002 by and between the Company and Jon Scott Bennett, filed herewith.

           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002, filed herewith.



(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MAJESTIC STAR CASINO, LLC



By: /s/ Don H. Barden                                        November 13, 2002
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer


By: /s/ Jon S. Bennett                                       November 13, 2002
    ----------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial
    Officer (Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CAPITAL CORP.


By: /s/ Don H. Barden                                        November 13, 2002
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer


By: /s/ Jon S. Bennett                                       November 13, 2002
    ----------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial
    Officer (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Don H. Barden, certify that:


1. I have reviewed this quarterly report on Form 10-Q of The Majestic Star Casino, LLC and The Majestic Star Casino Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002


/s/ Don H. Barden
-------------------------------------
Don H. Barden
President and Chief Executive Officer

I, Jon S. Bennett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Majestic Star Casino, LLC and The Majestic Star Casino Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002




/s/ Jon S. Bennett
------------------------------------------
Jon S. Bennett
Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT NUMBER     DESCRIPTION
        --------------     -----------
           10.1            Employment Agreement dated as of October 21, 2002
                           by and between the Company and Jon Scott Bennett,
                           filed herewith.

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