Form 10-Q
period 2002-03-31
MAJESTIC STAR CASINO LLC
filed 2002-11-26
CIK 1016466

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------
                                    FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-06489
                          -------------------------

Indiana                  THE MAJESTIC STAR CASINO, LLC               43-1664986

Indiana                  THE MAJESTIC STAR CASINO CAPITAL CORP.      35-2100872

(State or other     (Exact name of registrant as specified     (I.R.S. Employer
jurisdiction                    in its charter)             Identification No.)
of incorporation
or organization)

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

Yes __X__ No ______

Shares outstanding of each of the registrant's classes of common stock as of March 31, 2002:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

================================================================================

                          THE MAJESTIC STAR CASINO, LLC

                                      Index

PART I      FINANCIAL INFORMATION                                      Page No.
                                                                       --------
  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets, as of March 31, 2002
               and December 31, 2001.......................................  1

            Consolidated Statements of Income for the three months
               ended March 31, 2002 and 2001...............................  2

            Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001...............................  3

            Notes to Financial Statements..................................  4

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 18

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk..... 25

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings.............................................. 26

  Item 6.   Exhibits and Reports on Form 8-K............................... 26

SIGNATURES................................................................. 27


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          THE MAJESTIC STAR CASINO, LLC
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                               March 31,         December 31,
                                                                 2002                2001

ASSETS
Current Assets:
  Cash and cash equivalents                                   $ 24,241,989       $ 25,925,291
  Accounts receivable, less allowance for doubtful accounts
    of  $411,925 and $359,702, respectively                      3,063,403          3,079,523
  Inventories                                                      946,889            995,708
  Prepaid expenses                                               2,788,802          2,190,255
  Note due from affiliate                                          700,000            700,000
  Due from Buffington Harbor Riverboats, L.L.C.                     69,484            333,838
                                                            --------------       ------------
    Total current assets                                        31,810,567         33,224,615
                                                            --------------       ------------
Property, equipment, and vessel improvements, net              168,798,526        170,195,013

Intangible assets (net)                                         18,892,928         19,290,753

Goodwill                                                        10,897,775         10,602,250

Other Assets:
  Deferred financing costs, less accumulated amortization
    of $2,722,697 and $2,202,831, respectively                  10,400,301         10,530,426

  Investment in Buffington Harbor Riverboats, L.L.C.            33,316,327         33,898,771
  Restricted cash                                                1,000,000          1,000,000
  Other assets, prepaid leases and deposits                     12,885,666         12,317,704
                                                            --------------       ------------
    Total other assets                                          57,602,294         57,746,901

    Total Assets                                              $288,002,090       $291,059,532
                                                            ==============       ============

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt                        $  1,836,099       $  6,656,574
  Accounts payable                                               2,235,167          2,978,502
  Accrued payroll and related                                    5,282,581          6,194,601
  Accrued interest                                               9,211,629          8,294,312
  Other accrued liabilities                                     13,621,961         13,020,097
                                                            --------------       ------------
    Total current liabilities                                   32,187,437         37,144,086

Long-term debt, net of current maturities                      274,261,880        273,896,933
                                                            --------------       ------------

    Total Liabilities                                          306,449,317        311,041,019
                                                            --------------       ------------

Commitments and contingencies

Members' Deficit:
  Members' contributions                                        29,000,000         29,000,000
  Accumulated deficit                                          (47,447,227)       (48,981,487)
                                                            --------------       -------------
    Total Members' Deficit                                     (18,447,227)       (19,981,487)
                                                            --------------       -------------

    Total Liabilities and Members' Deficit                    $288,002,090       $291,059,532
                                                            ==============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                        Consolidated Statements of Income
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                                  2002                2001
Revenues:
  Casino                                                       $73,493,416        $31,920,176
  Rooms                                                          4,088,511                -
  Food and beverage                                              5,644,996            543,903
  Other                                                          1,169,071            297,979
                                                            --------------       ------------
      Gross Revenues                                            84,395,994         32,762,058

      less promotional allowances                              (10,894,993)        (1,492,322)
                                                            --------------       ------------
      Net Revenues                                              73,501,001         31,269,736
                                                             --------------       ------------
Costs and Expenses:
  Casino                                                        16,577,575          6,043,179
  Rooms                                                          3,412,439                -
  Food and beverage                                              6,845,902            607,967
  Other                                                            512,960                -
  Gaming taxes                                                  13,596,586          8,878,140
  Advertising and promotion                                      2,685,505          2,042,035
  General and administrative                                    13,088,319          6,084,386
  Economic incentive - City of Gary                                938,260            957,777
  Depreciation and amortization                                  5,058,693          2,306,808
  Pre-opening expenses                                               7,287                -
                                                            --------------       ------------
      Total costs and expenses                                  62,723,526         26,920,292
                                                            --------------       ------------
      Operating income                                          10,777,475          4,349,444
                                                            --------------       ------------
Other Income (Expense):
  Loss on investment in
    Buffington Harbor Riverboats, L.L.C.                          (605,960)          (798,198)
  Gain on sale of assets                                             6,542                -
  Interest income                                                   39,482            138,766
  Interest expense                                              (8,164,012)        (3,694,886)
  Other non-operating expense                                      (50,993)           (22,791)
                                                            --------------       ------------
      Total other income (expense)                              (8,774,941)        (4,377,109)
                                                            --------------       ------------
      Net income (loss)                                        $ 2,002,534        $   (27,665)
                                                            ==============       ============

   The accompanying notes are an integral part of these financial statements.

                          THE MAJESTIC STAR CASINO, LLC

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                                   2002             2001
Cash Flows From Operating Activities:
Net income (loss)                                              $ 2,002,534        $  (27,665)
Adjustment to reconcile net income (loss)
 to net cash provided by (used in) operating activities
  Depreciation                                                   3,741,344          1,737,333
  Amortization                                                   1,317,349            569,475
  Loss on investment in Buffington Harbor Riverboats, L.L.C.       605,947            798,198
  Gain on sale of assets                                            (6,542)                 -
  Increase (decrease) in accounts receivable                        10,693            (64,702)
  Decrease in inventories                                           48,819              7,822
  Increase in prepaid expenses                                    (286,483)          (312,036)
  Increase in other assets                                        (605,247)          (144,322)
  Decrease in accounts payable                                    (743,335)           (32,046)
  Increase (decrease) in accrued payroll and other expenses       (912,020)           199,468
  Increase (decrease) in accrued interest                          917,317         (3,460,263)
  Increase in other accrued liabilities                          1,218,383            412,643
                                                            --------------        -----------
      Net cash provided by (used in) operating activities        7,308,759           (316,095)
                                                            --------------        -----------
Cash Flows From Investing Activities:
  Payment of acquisition related costs                            (796,649)                 -
  Acquisition of property, equipment and vessel improvements    (2,344,859)        (1,003,166)
  (Incease) decrease  in deposits                                   (5,000)         2,410,469
  Investment in Buffington Harbor Riverboats, L.L.C.               (23,503)          (177,806)
  Proceeds from sale of equipment                                    6,542                  -
                                                            --------------        -----------
  Net cash provided by (used in) investing activities           (3,163,469)         1,229,497
                                                            --------------        -----------
Cash Flows From Financing Activities:
  Line of credit, net                                           (4,800,000)        (4,100,000)
  Payment of 11.653% Senior Secured Notes issuance costs          (505,136)                 -
  Cash paid to reduce long-term debt                               (55,182)          (556,647)
  Distribution to Barden Development, Inc.                        (468,274)                 -
                                                            --------------        -----------
      Net cash used in financing activities                     (5,828,592)        (4,656,647)
                                                            --------------        -----------
Net decrease in cash and cash equivalents                       (1,683,302)        (3,743,245)
Cash and cash equivalents, beginning of period                  25,925,291         16,119,512
                                                            --------------        -----------
Cash and cash equivalents, end of period                       $24,241,989        $12,376,267
                                                            ==============        ===========
Interest paid:
  Equipment Debt                                               $     8,361        $    21,802
  Senior Secured Notes - Fixed Interest 10-7/8%                $ 7,068,750        $ 7,068,750
  Line of credit                                               $   169,582        $    64,597


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

         The accompanying consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC ("Majestic Star") and its wholly-owned subsidiary, Majestic Investor, LLC. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation, which have no effect on previously reported net income.

                           THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement updates, clarifies, and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.


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

     The following represents selected financial information of BHR:




                      Buffington Harbor Riverboats, L.L.C.
                              Statements of Income
                                  (Unaudited)

                                                    Three Months
                                                   Ended March 31,

                                               2002             2001
                                           -------------    --------------

                      Gross Revenue        $  4,217,973     $  4,166,663

                      Operating Income     $      4,990     $      8,531

                      Net Loss             $ (1,211,920)    $ (1,596,396)

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Acquisitions

         On December 6, 2001, we, through certain indirect wholly-owned subsidiaries, completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. The parties to the acquisition entered into an agreement, dated May 9, 2002, in which the parties agreed to a $3.8 million decrease in the purchase price based upon analysis of the assets purchased and liabilities assumed. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

         The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.

                (In millions)                At December 6, 2001

                Current assets                     $   12.2
                Property and equipment                122.9
                Intangible assets                      19.4
                Goodwill                               10.6
                Other noncurrent assets                 2.0
                                                   --------

                        Total assets acquired         167.1

                Current liabilities                    14.0
                Other noncurrent liabilities            0.4
                                                   --------

                        Total liabilities assumed      14.4

                Net                                $  152.7
                                                   ========

         The Company (parent only) has no intangible assets. Intangible assets of Majestic Investor Holdings, LLC primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets, such as the Majestic Investor Holdings, LLC's gaming license, are not amortized but instead are subject to impairment tests at least annually.

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Other Intangible Assets

         The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of March 31, 2002, are as follows:

                                 Gross Carrying       Accumulated
                                      Amount          Amortization
                                          (in thousands)

   Amortized intangible assets:

   Customer relationships           $ 9,800             $(390)
   Tradename                          3,700              (117)
   Riverboat excursion license          700              -
                                    -------             ------

   Total                            $14,200             $(507)
                                    =======             ======

   Unamortized inangible assets:

   Gaming license                   $ 5,200
                                    -------

   Total                            $ 5,200
                                    =======

         The amortization expense recorded on the intangible assets for the three months ended March 31, 2002 was $0.4 million. The estimated amortization expense for each of the five succeeding fiscal years is as follows (amounts in thousands):

                        For the year ending December 31,
                        -------------------------------

                        2002                    $1,595
                        2003                    $1,642
                        2004                    $1,642
                        2005                    $1,642
                        2006                    $1,642

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Goodwill

         The changes in the carrying amount of goodwill for the three months ended March 2002 are as follows:

                                                        (In thousands)

                        Balance as of January 1, 2002           $10,602
                        Goodwill acquired                           296
                                                                -------
                        Balance as of March 31, 2002            $10,898
                                                                -------

         The increase in goodwill primarily relates to professional fees incurred by the Company related to the acquisition of Fitzgeralds Tunica, Fitzgeralds Black Hawk, and Fitzgeralds Las Vegas.

         In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment testing at least annually.

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

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through management fees from Majestic Star and are reflected in "General and Administrative" expenses.

         A summary of the Properties' operations by business segment for the three months ended March 31, 2002 is presented below:

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)


Net revenues:
      Majestic Star Casino                         $  30,188
      Fitzgeralds Tunica                              22,250
      Fitzgeralds Black Hawk                           8,005
      Fitzgeralds Las Vegas                           13,058
                                                   ---------
           Total                                   $  73,501
                                                   ---------

Income (loss) from operations:
      Majestic Star Casino                         $   5,288
      Fitzgeralds Tunica                               4,628
      Fitzgeralds Black Hawk                           1,259
      Fitzgeralds Las Vegas                              240
      Unallocated and other (1)                         (638)
                                                   ---------
           Total                                   $  10,777
                                                   ---------

Segment deprecation and amortization
      Majestic Star Casino                         $   1,672
      Fitzgeralds Tunica                               1,780
      Fitzgeralds Black Hawk                             364
      Fitzgeralds Las Vegas                              617
      Unallocated and other (1)                          626
                                                   ---------
           Total                                   $   5,059
                                                   ---------

Expenditures for additions to long-lived assets:
      Majestic Star Casino                         $   1,173
      Fitzgeralds Tunica                                 513
      Fitzgeralds Black Hawk                             104
      Fitzgeralds Las Vegas                              555
                                                   ---------
           Total                                   $   2,345
                                                   ---------

Segment assets:
      Majestic Star Casino                         $ 105,196
      Fitzgeralds Tunica                              89,921
      Fitzgeralds Black Hawk                          30,234
      Fitzgeralds Las Vegas                           45,597
      Unallocated and other (1)                       17,099
                                                   ---------
                                                    $288,047
      Less: intercompany                                 (45)
                                                   ---------
           Total                                   $ 288,002
                                                   ---------


(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Related Party Transactions

     During the three months ended March 31, 2002, the Company made a distribution of $280,000 to Barden Development, Inc. ("BDI") related to the fourth quarter of 2001. This distribution was in accordance with the Management Agreement between the Company and BDI dated December 5, 2001.

     During the three months ended March 31, 2002, Majestic Investor Holdings, LLC made a distribution of $188,000 to BDI, related to the fourth quarter of 2001, in accordance with the Management Agreement between Majestic
Investor Holdings, LLC and BDI dated December 5, 2001.

     Interest of $185,750 on a $2.0 million note made by Majestic Investor, LLC to BDI, which was later assigned to Majestic Investor Holdings, LLC remains outstanding at March 31, 2002. BDI paid the principal of the note in conjunction with the closing of the acquisition on December 6, 2001.

     In December 2001, Majestic Investor Holdings, LLC issued a $700,000 note to BDI. The note bears interest at a rate of 7% annum and is due and payable in full on December 12, 2002.

Note 10.  Supplemental Financial Information

     The Company's $130.0 million, 10 7/8% Senior Secured Notes are secured by substantially all of the assets of the Majestic Star Casino, but not the assets of Majestic Investor Holdings, LLC and its wholly-owned subsidiaries which include the three Fitzgeralds casino properties acquired on December 6, 2001.

     Majestic Investor Holdings, LLC's $152.6 million, 11.653% Senior Secured Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of Majestic Investor Holdings, LLC (the "Guarantor Subsidiaries"). The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

     The following condensed consolidating information presents condensed consolidating balance sheets, as of March 31, 2002 and December 31, 2001 and condensed consolidating statements of income and cash flows for the three months ended March 31, 2002 and 2001, for The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted subsidiaries of Majestic Investor Holdings, LLC (on a combined and individual basis) and the elimination entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. ("MSCCC") and Majestic Investor, LLC, wholly-owned subsidiaries of The Majestic Star Casino, LLC, and Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of Majestic Investor, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented below for these subsidiaries.

Condensed consolidating balance sheets as of March 31, 2002

                                                 Majestic Star  Majestic Investor     Guarantor          Eliminating      Total
                                                  Casino, LLC     Holdings, LLC      Subsidiaries          Entries     Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents                       $  6,917,463     $   1,270,853      $ 16,053,673     $           -    $ 24,241,989
  Accounts receivable (net)                          1,720,149         3,422,233         1,189,076        (3,268,055)      3,063,403
  Inventories                                           60,407                 -           886,482                 -         946,889
  Prepaid expenses and other current assets            964,223           705,467         1,888,596                 -       3,558,286
                                                 -----------------------------------------------------------------------------------
     Total current assets                            9,662,242         5,398,553        20,017,827        (3,268,055)     31,810,567
                                                 -----------------------------------------------------------------------------------
Property and equipment, net                         47,561,625                 -       121,236,901                 -     168,798,526
Intangible assets, net                                       -                 -        18,892,928                 -      18,892,928
Due from related parties                             1,328,987       145,209,023                 -      (146,538,010)              -
Investment in Buffington Harbor Riverboats, L.L.C.  33,316,327                 -                 -                 -      33,316,327
Other assets                                        23,656,633        14,923,746         5,603,863        (9,000,500)     35,183,742
                                                 -----------------------------------------------------------------------------------
     Total Assets                                 $115,525,814      $165,531,322      $165,751,519     $(158,806,565)   $288,002,090
                                                 ===================================================================================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt            $          -      $  1,700,000      $    136,099     $           -    $  1,836,099
  Accounts payable, accrued and other                9,641,571         6,070,253        14,639,514                 -      30,351,338
                                                 -----------------------------------------------------------------------------------
     Total current liabilities                       9,641,571         7,770,253        14,775,613                 -      32,187,437
                                                 -----------------------------------------------------------------------------------

Due to related parties                                  32,061         6,094,291       143,679,713      (149,806,065)              -
Long-term debt, net of current maturities          128,637,414       145,404,301           220,165                 -     274,261,880
                                                 -----------------------------------------------------------------------------------
     Total Liabilities                             138,311,046       159,268,845       158,675,491      (149,806,065)    306,449,317

Contingencies and commitments

Members' Equity (Deficit)                          (22,785,232)        6,262,477         7,076,028        (9,000,500)   (18,447,227)
                                                 -----------------------------------------------------------------------------------
     Total Liabilities and Member's Equity
       (Deficit)                                  $115,525,814      $165,531,322      $165,751,519     $(158,806,565)   $288,002,090
                                                 ===================================================================================

Condensed consolidating balance sheets as of December 31, 2001


                                                                   Majestic
                                              Majestic Star        Investor         Guarantor        Eliminating      Consolidated
ASSETS                                         Casino, LCC       Holdings, LLC     Subsidiaries        Entries            Total
Current Assets:
    Cash and cash equivalents            $     8,220,476     $     498,363        $  17,206,452   $         -         $  25,925,291
    Accounts receivable (net)                  1,642,462           269,501            1,196,044         (28,484)          3,079,523
    Inventories                                   38,144               -                957,564             -               995,708
    Prepaid and other current assets           1,213,056           707,467            1,303,570             -             3,224,093
                                         ------------------------------------------------------------------------------------------
         Total current assets                 11,114,138         1,475,331           20,663,630         (28,484)         33,224,615
                                         ------------------------------------------------------------------------------------------

Property and equipment, net                   47,767,051               -            122,427,962             -           170,195,013
Intangible assets, net                               -                 -             19,290,753             -            19,290,753
Due from related parties                       1,177,829       150,855,685                  -      (152,033,514)                -
Investment in Buffington Harbor
  Riverboats, LLC                             33,898,771               -                    -               -            33,898,771
Other assets                                  23,869,749        14,545,956            5,025,618      (8,990,943)         34,450,380
                                         ------------------------------------------------------------------------------------------

          Total assets                   $   117,827,538     $ 166,876,972        $ 167,407,963   $(161,052,941)      $ 291,059,532
                                         ==========================================================================================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:

   Current maturities of long-term debt  $           -       $  6,500,000         $     156,574   $         -         $   6,656,574
   Accounts payable, accrued and other        12,784,191        2,526,703            15,195,545         (18,927)         30,487,512
                                         ------------------------------------------------------------------------------------------
         Total current liabilities            12,784,191        9,026,703            15,352,119         (18,927)         37,144,086

Due to related parties                               -          1,168,273           150,865,241    (152,033,514)                -
Long-term debt, net of current portion       128,556,629      145,085,432               254,872             -           273,896,933
                                         ------------------------------------------------------------------------------------------
         Total Liabilities                   141,340,820      155,280,408           166,472,232    (152,052,441)        311,041,019

Members' Equity (Deficit):                  (23,513,282)       11,596,564               935,731      (9,000,500)        (19,981,487)
                                         ------------------------------------------------------------------------------------------

         Total Liabilities and Members'
           Equity (Deficit)              $  117,827,538      $166,876,972         $ 167,407,963   $(161,052,941)      $ 291,059,532
                                         ==========================================================================================

Condensed consolidating statements of income for the three months ended March 31, 2002
(Unaudited)



                                    Majestic Star        Majestic Investor        Guarantor         Eliminating         Consolidated
                                     Casino, LLC           Holdings, LLC         Subsidiaries         Entries              Total

Revenues:

    Casino                           $ 31,138,665             $   -            $  42,354,751       $       -         $   73,493,416


    Rooms                                 -                       -                4,088,511               -              4,088,511


    Food and beverage                     548,895                 -                5,096,101               -              5,644,996


    Other                                 280,581                 -                  888,490               -              1,169,071
                                      ----------------------------------------------------------------------------------------------


         Gross revenues                31,968,141                 -               52,427,853               -             84,395,994

         less promotional
            allowances                 (1,779,692)                -               (9,115,301)              -            (10,894,993)
                                      ---------------------------------------------------------------------------------------------


         Net revenues                  30,188,449                 -               43,312,552               -             73,501,001
                                      ----------------------------------------------------------------------------------------------

Costs and Expenses:

    Casino                              5,757,550                 -               10,820,025               -             16,577,575

    Rooms                                  -                      -                3,412,439               -              3,412,439


    Food and beverage                     551,268                 -                6,294,634               -              6,845,902

    Other                                  -                      -                  512,960               -                512,960

    Gaming taxes                        8,576,832                 -                5,019,754               -             13,596,586

    Advertising and promotion           1,509,950                 -                1,175,555               -              2,685,505

    General and administrative          5,894,617               4,205              7,189,497               -             13,088,319

    Economic incentive - City of Gary     938,260                 -                   -                    -                938,260

    Depreciation and amortization       1,671,678             626,347              2,760,668               -              5,058,693

    Pre-opening expenses                   -                    7,287                 -                    -                  7,287
                                      ----------------------------------------------------------------------------------------------


         Total costs and expenses      24,900,155             637,839             37,185,532               -             62,723,526
                                     -----------------------------------------------------------------------------------------------

         Operating income (loss)        5,288,294            (637,839)             6,127,020               -             10,777,475
                                      ----------------------------------------------------------------------------------------------
Other Income (Expense):
    Loss on investment in

    Buffingon Harbor Riverboats,L.L.C.   (605,960)                -                      -                 -               (605,960)

    Gain on sale of assets                 -                      -                    6,542               -                  6,542
    Interest income                         7,874              16,512                 15,096               -                 39,482

    Interest expense                   (3,648,625)         (4,507,026)                (8,361)              -             (8,164,012)

    Other non-operating expense           (33,501)            (17,492)                  -                  -                (50,993)
                                      ----------------------------------------------------------------------------------------------


       Total other income (expense)    (4,280,212)         (4,508,006)                13,277               -             (8,774,941)
                                      ----------------------------------------------------------------------------------------------



         Net income (loss)             $ 1,008,082      $  (5,145,845)         $   6,140,297             $ -         $    2,002,534
                                      ==============================================================================================


Condensed consolidating statements of income for the three months ended March 31, 2001 (Unaudited)


                                                            UNRESTRICTED
                                            PARENT           SUBSIDIARY       CONSOLIDATED

Revenues:
Casino                                 $  31,920,176             -          $    31,920,176
Food and beverage                            543,903             -                  543,903
Other                                        297,979             -                  297,979
                                      ------------------------------------------------------

  Gross Revenues                          32,762,058             -               32,762,058

  less promotional allowances             (1,492,322)            -               (1,492,322)
                                      ------------------------------------------------------

  Net Revenues                            31,269,736             -               31,269,736
                                      ------------------------------------------------------

Costs and Expenses:
  Casino                                   6,043,179             -                 6,043,179
  Gaming and admission taxes               8,878,140             -                 8,878,140
  Food and beverage                          607,967             -                   607,967
  Advertising and promotion                2,042,035             -                 2,042,035
  General and administrative               6,080,886           3,500               6,084,386
  Economic incentive - City of Gary          957,777             -                   957,777
  Depreciation and amortization            2,306,808             -                 2,306,808
                                      ------------------------------------------------------

     Total costs and expenses             26,916,792           3,500              26,920,292
                                      ------------------------------------------------------

     Operating income (loss)               4,352,944          (3,500)              4,349,444
                                      ------------------------------------------------------

Other Income (Expense):
   Loss on investment in                                                                  -
    Buffington Harbor Riverboats, L.L.C.   (798,198)             -                  (798,198)
   Interest income                            86,266          52,500                 138,766
   Interest expense                       (3,694,886)            -                (3,694,886)
   Other non-operating expense               (22,791)            -                   (22,791)
                                      -------------------------------------------------------
      Total other income (expense)        (4,429,609)         52,500              (4,377,109)

      Net income (loss)                   $  (76,665)   $     49,000                 (27,665)
                                      =======================================================


Condensed consolidating statements of cash flows for the three months ended March 31, 2002 (Unaudited)

                                                           Majestic Star Majestic Investor  Guarantor    Eliminating Consolidated
                                                            Casino, LLC    Holdings, LLC   Subsidiaries    Entries      Total

Net Cash provided by (used in) Operating Activities:           $   340,025    $  (288,761)   $ 7,253,171       $ 4,324  $ 7,308,759
                                                           -------------------------------------------------------------------------

Cash Flows From Investing Activities:

  Acquisition related costs                                              -       (796,649)             -             -     (796,649)
  Acquisition of property and equipment                         (1,173,077)             -     (1,171,782)            -   (2,344,859)
  Increase in deposits                                              (5,000)             -              -             -       (5,000)
  Investment in Buffington Harbor Riverboats, L.L.C.               (23,503)             -              -             -      (23,503)
  Proceeds from sale of equipment                                        -              -          6,542             -        6,542
                                                           -------------------------------------------------------------------------
     Net cash used in investing activities                      (1,201,580)      (796,649)    (1,165,240)            -   (3,163,469)
                                                           -------------------------------------------------------------------------

Cash Flows From Financing Activities:

    Payment of 11.653% Senior Secured Notes issuance costs               -       (505,136)             -             -     (505,136)
    Line of credit, net                                                  -     (4,800,000)             -             -   (4,800,000)
    Cash advances to/from affiliates                              (161,426)     7,351,278     (7,185,528)       (4,324)           -
    Cash paid to reduce long-term debt                                   -              -        (55,182)            -      (55,182)
    Distribution to Barden Development, Inc.                      (280,032)      (188,242)             -             -     (468,274)
                                                           -------------------------------------------------------------------------
     Net cash provided by (used in) financing
       activities                                                 (441,458)     1,857,900     (7,240,710)       (4,324)  (5,828,592)
                                                           -------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (1,303,013)       772,490     (1,152,779)            -   (1,683,302)
Cash and cash equivalents, beginning of period                   8,220,476        498,363     17,206,452             -   25,925,291
                                                           -------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $ 6,917,463    $ 1,270,853    $16,053,673       $     -  $24,241,989
                                                           =========================================================================

Condensed consolidating statements of cash flows for the three months ended March 31, 2001 (Unaudited)

                                                                                   UNRESTRICTED
                                                                      PARENT        SUBSIDIARY       CONSOLIDATED

Net Cash used in Operating Activities                                (189,547)       (126,548)           (316,095)
                                                                -------------------------------------------------

Cash Flows From Investing Activities:

    Acquisition of property, equipment and vessel improvements     (1,003,166)            -            (1,003,166)
    Decrease  in deposits                                           2,410,469             -             2,410,469
    Investment in Buffington Harbor Riverboats, L.L.C.               (177,806)            -              (177,806)
                                                                -------------------------------------------------

           Net cash provided by investing activities                1,229,497             -             1,229,497
                                                                -------------------------------------------------

Cash Flows From Financing Activities:

    Line of credit, net                                            (4,100,000)            -            (4,100,000)
    Cash paid to reduce long-term debt                               (556,647)            -              (556,647)
                                                                -------------------------------------------------

           Net cash used in financing activities                   (4,656,647)            -            (4,656,647)
                                                                ---------------------------------------------------

Net decrease in cash and cash equivalents                          (3,616,697)       (126,548)         (3,743,245)
Cash and cash equivalents, beginning of period                     12,550,681       3,568,831          16,119,512
                                                                -------------------------------------------------
Cash and cash equivalents, end of period                        $   8,933,984    $  3,442,283       $  12,376,267
                                                                =================================================


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

         The Company's 10 7/8% Senior Secured Notes (the "Notes") are secured primarily by the assets of the Gary, Indiana casino and gaming facility. The Fitzgeralds assets are held by the "unrestricted subsidiaries" and specifically excluded from the collateral securing the Notes. As the Company's noteholders have no recourse to the Fitzgeralds assets, Management's Discussion and Analysis of Financial Condition and Results of Operations focuses primarily on the results of the Majestic Star Casino as well as the Company and it subsidiaries on a consolidated basis. For a discussion of the results of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Securities and Exchange Commission (the "Investor Holdings 10-Q").

         The gaming operations of Majestic Star are affected by inclement weather in the Chicago metropolitan market. Due to the climate in the Chicago metropolitan area, Majestic Star's operations are expected to be seasonal with stronger results generally expected during the period from May through September. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

Results of Operations

         The following discussion provides a comparison of the results of operations of the Majestic Star Casino, and the Company and its subsidiaries on a consolidated basis, for the three months ended March 31, 2002, with the three months ended March 31, 2001. On a consolidated basis, gross revenues increased approximately $51,634,000 or 157.6% to approximately $84,396,000 during the three months ended March 31, 2002, compared to $32,762,000 during the three months ended March 31, 2001, primarily as a result of the acquisition of the Fitzgeralds casino properties on December 6, 2001.

         The following table sets forth information derived from the Company's consolidated statements of income for the three months ended March 31, 2002 and 2001, expressed as a percentage of gross revenues.

              Consolidated Statements of Income-- Summary Information
                              (dollars in thousands)

                                                   Three Months Ended March 31,

                                                     2002          2001
                                                     ----          ----
Gross Revenue                                     $ 84,396      $ 32,762
Operating Income                                  $ 10,777      $  4,349
Adjusted EBITDA (1)                               $ 15,843      $  6,656

         Consolidated Statements of Income -- Percentage of Gross Revenues
-------------------------------------------------------------------------------
                                                            2002          2001
                                                        -----------------------
Revenues:
    Casino                                                  87.1%         97.4%
    Rooms                                                    4.8%           -
    Food and beverage                                        6.7%          1.7%
    Other                                                    1.4%          0.9%
                                                        -----------------------
           Gross revenues                                  100.0%        100.0%
           less promotional allowances                     -12.9%         -4.6%
                                                        -----------------------
           Net revenues                                     87.1%         95.4%
                                                        -----------------------
Costs and Expenses:
   Casino                                                   19.6%         18.4%
   Rooms                                                     4.1%           -
   Food and beverage                                         8.2%          1.9%
   Other                                                     0.6%           -
   Gaming taxes                                             16.1%         27.1%
   Advertising and promotions                                3.1%          6.2%
   General and administrative                               15.5%         18.6%
   Economic incentive - City of Gary                         1.1%          2.9%
   Depreciation and amortization                             6.0%          7.0%
   Pre-opening expenses                                       -             -
                                                        -----------------------

             Total costs and expenses                       74.3%         82.1%
        Operating income                                    12.8%         13.3%
                                                        -----------------------
Other Income (Expense):
    Loss on investment in
       Buffington Harbor Riverboats, L.L.C.                 -0.7%         -2.4%
   Gain on sale of assets                                     -             -
   Interest income                                            -            0.4%
   Interest expense                                         -9.6%        -11.3%
   Other nonoperating expense                               -0.1%         -0.1%
                                                        -----------------------
             Total other income (expense)                  -10.4%        -13.4%
                                                        -----------------------
Net Income (Loss):                                           2.4%         -0.1%
                                                        -----------------------
    Adjusted EBITDA:(1)                                     18.8%         20.3%
                                                        -----------------------

NOTES:

(1)Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, and excludes pre-opening costs of $7,300 associated with the acquisition of the Fitzgeralds casinos) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Comparison of the Three Months Ended March 31, 2002 and 2001

         Consolidated gross revenues for the three months ended March 31, 2002 amounted to approximately $84,396,000, an increase of approximately $51,634,000, or 157.6% from consolidated gross revenues recorded in the three months ended March 31, 2001. The increase was principally attributable to the acquisition of the Fitzgeralds casino properties on December 6, 2001. Majestic Star accounted for approximately $31,968,000 or 37.9% of gross revenues for the three months ended March 31, 2002, which reflects a decrease of $794,000 in Majestic Star's revenues on an unconsolidated basis, or 2.4% compared to the three months ended March 31, 2001. The 2.4% decrease in gross revenues at Majestic Star was primarily attributable to a $793,000 or 14.8% decrease in table revenues.

         The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black and Majestic Star), food and beverage and other. Consolidated casino revenues for the three months ended March 31, 2002 totaled approximately $73,493,000, of which slot machines accounted for approximately $63,811,000 or 86.8% and table games accounted for approximately $9,682,000 or 13.2%. Majestic Star's casino revenues during the three months ended March 31, 2002 totaled approximately $31,139,000, a decrease of approximately $781,000, or 2.5%, of which slot machines accounted for approximately $26,560,000, or 85.3%, and table games accounted for approximately $4,579,000 or 14.7%. The average number of slot machines in operation at Majestic Star decreased to 1,428 during the three months ended March 31, 2002, from 1,435 during the three months ended March 31, 2001. The average win per slot machine per day at Majestic Star increased to approximately $207 for the three months ended March 31, 2002, from approximately $206 during the three months ended March 31, 2001. The average number of table games in operation at Majestic Star during the three months ended March 31, 2002 and 2001, was 51 and 52, respectively. The average win per table game per day during the three months ended March 31, 2002, decreased to approximately $991 compared to approximately $1,155 during the three months ended March 31, 2001. The average daily win per state passenger count at Majestic Star was approximately $40 and the average daily win per patron was approximately $71 during the three months ended March 31, 2002, compared to an average daily win per state passenger count of $38 and an average daily win per patron of $71 for the three months ended March 31, 2001.

         Consolidated hotel room revenues totaled $4,089,000, or 4.8% of the gross revenues for the three months ended March 31, 2002 and was attributed to operations of the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenues for the three months ended March 31, 2002, totaled approximately $5,645,000, or 6.7% of gross revenues, compared to approximately $544,000, or 1.7% of gross revenues, for the three months ended March 31, 2001. Majestic Star accounted for approximately $549,000, or 9.7% of consolidated food and beverage revenues for the three months ended March 31, 2002, which reflects an increase of $5,000 in such revenues at Majestic Star, or 0.9%, compared to the three months ended March 31, 2001.

         Consolidated other revenues for the three months ended March 31, 2002 totaled approximately $1,169,000, or 1.4% of gross revenues, compared to approximately $298,000, or 0.9% of gross revenues during the three months ended March 31, 2001. Majestic Star accounted for approximately $281,000, or 24.0% of consolidated other revenues for the three months ended March 31, 2002, a decrease of $17,000 or 5.7%, compared to the three months ended March 31, 2001. Other revenue at Majestic Star consisted primarily of commission income.

     Consolidated promotional allowances deducted from the Company's gross revenues for the three months ended March 31, 2002 and 2001, were approximately $10,895,000, or 12.9% of gross revenues, and $1,492,000, or 4.6% of gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $1,780,000 or 16.3% of consolidated promotional allowances, an increase of $288,000, or 19.3%, compared to the three months ended March 31, 2001. The increase in promotional allowances is primarily attributed to an increase in rated slot play and associated incentives. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in, and/or owned by BHR for the three months ended March 31, 2002, and 2001, were approximately $203,000 and $171,000, respectively, and are characterized in the financial statements as an expense. BHR and other third party operators of food kiosks invoice the Company monthly for these promotional allowances at cost, which approximates retail value.

     Consolidated casino operating expenses for the three months ended March 31, 2002, totaled approximately $16,578,000, or 19.6% of gross revenues and 22.6% of casino revenues, respectively, compared to approximately $6,043,000, or 18.4% of gross revenues and 18.9% of casino revenues, respectively, for the three months ended March 31, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Majestic Star's casino operating expenses accounted for approximately $5,758,000, or 18.0% of Majestic Star gross revenues and 18.5% of Majestic Star casino revenues, compared to approximately $6,043,000 or 18.4% of Majestic Star gross revenues and 18.9% of Majestic Star casino revenues, respectively, for the three months ended March 31, 2001. The dollar decrease of $285,000 or 4.7%, is primarily attributed to reduced expenses of $154,000 in casino gaming equipment rental, $69,000 in bad debt expenses and $64,000 in other equipment rental.

     Consolidated gaming taxes totaled approximately $13,597,000 for the three months ended March 31, 2002, compared to approximately $8,878,000 for the three months ended March 31, 2001. In Indiana, gaming taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. Majestic Star accounted for approximately $8,577,000 and $8,878,000 of gaming taxes during the three months ended March 31, 2002 and 2001, respectively. An additional $938,000 was paid during the three months ended March 31, 2002, compared to approximately $958,000 in the three months ended March 31, 2001, to the City under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to the City.

     Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the three months ended March 31, 2002 totaled approximately $2,686,000, or 3.1% of gross revenues, compared to approximately $2,042,000, or 6.2% of gross revenues during the three months ended March 31, 2001. Of this amount, Majestic Star accounted for approximately $1,510,000 for the three months ended March 31, 2002 and approximately $2,042,000 for the three months ended March 31, 2001. The $532,000 or 26.1% decrease in advertising and promotion expenses during the three months ended March 31, 2002, was primarily the result of a decrease in mass marketing expenditures.

     Consolidated general and administrative expense for the three months ended March 31, 2002, were approximately $13,088,000, or 15.5% of gross revenues, compared to $6,084,000, or 18.6% of gross revenues, during the three months ended March 31, 2001. Majestic Star accounted for approximately $5,895,000 for the three months ended March 31, 2002 and $6,084,000 for the three months ended March 31, 2001. These expenses included approximately $1,612,000 for berthing fees paid to BHR and $1,554,000 for marine operations, including housekeeping, during the three months ended March 31, 2002. The $189,000 or 3.1% decrease in these expenses is primarily attributed to lower insurance and professional fees during the three months ended March 31, 2002

     Consolidated depreciation and amortization for the three months ended March 31, 2002, was approximately $5,059,000, or 6.0% of gross revenues, compared to approximately $2,307,000, or 7.0% of gross revenues, during the three months ended March 31, 2001. Depreciation and amortization attributed to Majestic Star for the three months ended March 31, 2002 was approximately $1,672,000 compared to approximately $2,307,000 during the three months ended March 31, 2001. The dollar decrease totaled approximately $635,000, of which approximately $359,000 is depreciation expense and approximately $276,000 is amortization expense. The decrease for the three months ended March 31, 2002 is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized.

     Consolidated operating income for the three months ended March 31, 2002, was $10,777,000, or 12.8% of gross revenues, compared to an operating income for the three months ended March 31, 2001 of $4,349,000 or 13.3% of gross revenues. Operating income attributed to Majestic Star for the three months ended
March 31, 2002 was approximately $5,288,000 or 16.5% of gross Majestic Star revenues, compared to $4,353,000, or 13.3% of gross revenues, during the three months ended March 31, 2001. The $939,000 or 21.6% increase in operating income is principally attributed to a decrease in overall operating expenses, including a $532,000 or 26.1% decrease in advertising and promotions and a $635,000 or 27.5% decrease in depreciation and amortization.

     The consolidated net interest expense for the three months ended March 31, 2002, was approximately $8,125,000 or 9.6% of gross revenues, compared to approximately $3,556,000 or 10.9% of gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the three months ended March 31, 2002 was approximately $3,641,000 or 11.4% of gross revenues, compared to $3,609,000, or 11.0% of gross revenues for the same period last year.

     The Company's loss relating to its investment in BHR, principally for depreciation and amortization, for the three months ended March 31, 2002 and 2001, was approximately $606,000 and $798,000, respectively. Costs of approximately $1,612,000 and $1,616,000 associated with operating BHR are included in the operating expense line "General and Administrative" and are fully reflected in operating income for the three months ended March 31, 2002 and 2001, respectively. Other non-operating expenses attributed to Majestic Star of $33,000 and $23,000 for the three months ended March 31, 2002 and 2001, respectively, represent fees associated with the Majestic Star Credit Facility.

     As a result of the foregoing, the Company realized consolidated net income of approximately $2,003,000 for the three months ended March 31, 2002 compared to a consolidated net loss of approximately $28,000 during the three months ended March 31, 2001. Majestic Star realized net income of $1,008,000 during the three months ended March 31, 2002, compared to a net loss of $77,000 during the three months ended March 31, 2001.

     Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Consolidated Adjusted EBITDA during the three months ended March 31, 2002 was approximately $15,843,000. Adjusted EBITDA attributed to Majestic Star during the three months ended March 31, 2002 was approximately $6,960,000 or 21.8% of gross Majestic Star revenues, compared to approximately $6,660,000 or 20.3% of gross Majestic Star revenues during the three months ended March 31, 2001. The $300,000 increase in Adjusted EBITDA at Majestic Star is primarily the result of a decrease in overall operating expenses. Adjusted EBITDA for Majestic Star during the three months ended March 31, 2002 and 2001 excludes loss on investment in BHR and line of credit fees. Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

     At March 31, 2002, the Company had cash and cash equivalents of approximately $24.2 million. This amount included $17.3 million at Majestic Investor Holdings, LLC and $6.9 million at Majestic Star after paying the coupon on the 10 7/8 % Senior Secured Notes at Majestic Star. During the three months ended March 31, 2002, the Company's capital expenditures were approximately $2.3 million, which included approximately $1.2 million at Majestic Star primarily for gaming equipment.

     The Company has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the three months ended March 31, 2002, net cash provided by operating activities totaled approximately $7.3 million, compared to net cash used in operating activities of approximately $316,000 during the three months ended March 31, 2001. At Majestic Star for the three months ended March 31, 2002, net cash provided by operating activities totaled approximately $340,000 and cash used by investing activities totaled approximately $1.2 million, compared to approximately $190,000 used in operating activities and $1.2 million provided by investing activities, during the three months ended March 31, 2001. At the Majestic Star for the three months ended March 31, 2002, cash used by financing activities totaled approximately $441,000, compared to $4.7 million used in financing activities during the three months ended March 31, 2001. This amount includes a distribution of $280,000 made to Barden Development, Inc. related to the fourth quarter of 2001 from Majestic Star during the three months ended March 31, 2002. As of May 31, 2002, there are no outstanding borrowings under the $20.0 million Majestic Star Credit Facility.

     Buffington Harbor Parking Associates, ("BHPA") a joint venture between Trump Indiana and AMB Parking (a wholly-owned Barden Company) opened the newly constructed 2,000 space covered parking garage on May 13, 2002. In conjunction with the new parking garage, BHR has remodeled the entire second floor of the pavilion, including new carpeting, wallcoverings, and lighting to enhance the overall experience of the guest. BHR has also opened a new food outlet on the second floor, which replaces a third-party operated food outlet. The Majestic Star also is presently expanding the total number of slot units on its vessel to take advantage of potentially increased visitor volumes as a result of the 2,000 space parking garage. The Majestic Star anticipates by mid June, 2002, its slot unit count shall have increased by approximately 200 units compared to December 31, 2001.

     Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on its 10 7/8% Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, principally dockside gambling in Illinois, the purchase of certain Indiana gaming facilities by larger more recognized brand names, and the potential of new Native American operated casinos in our general vicinity will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements, No.4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement updates, clarifies, and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a)     None

   (b) On February 11, 2002, the Company filed an amendment to it Current Report on Form 8-K filed December 13, 2001 to clarify the date by which financial statements and information related to the acquisition of substantially all of the assets of certain casino properties owned and operated by Fitzgeralds Gaming Corporation would be filed. On February 19, 2002, the Company filed a second amendment to its Current Report on Form 8-K filed December 13, 2001 which amendment included the following financial statements of the business acquired and required pro forma financial information:

                (i) Audited Historical Combined Financial Statements of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company, with Independent Auditors' Report thereon

               (ii) Unaudited Pro Forma Consolidated Financial Statements of The Majestic Star Casino, LLC

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MAJESTIC STAR CASINO, LLC
By:  Barden Development Inc., Manager

By: /s/ Don H. Barden                                              May 15, 2002
    ---------------------------------------------------
    Don H. Barden, President and Chief Executive Officer


THE MAJESTIC STAR CASINO CAPITAL CORP.


By: /s/ Don H. Barden                                              May 15, 2002
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer




By: /s/ Michael E. Kelly                                           May 15, 2002
    -----------------------------------------------------
    Michael E. Kelly, Vice President, Chief Operating and
                      Financial Officer of the Company, the
                      Manager and The Majestic Star Casino
                      Capital Corp. (Principal Financial and
                      Accounting Officer.)