Form 10-K
period 2002-12-31
MAJESTIC STAR CASINO LLC
filed 2003-03-31
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


                        Commission file number: 333-06489

  Indiana                THE MAJESTIC STAR CASINO, LLC             43-1664986
  Indiana            THE MAJESTIC STAR CASINO CAPITAL CORP.        35-2100872


             (Exact name of registrant as specified in its charter)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes      No    X
    ----     -----

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of common stock issued and outstanding:  Not Applicable.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                          THE MAJESTIC STAR CASINO, LLC
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item   1.      Business.....................................................  1

Item   2.      Properties................................................... 12

Item   3.      Legal Proceedings............................................ 13

Item   4.      Submission of Matters to a Vote of Security Holders ......... 14

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................... 14

Item   6.      Selected Consolidated Financial Data......................... 14

Item   7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 15

Item   7A.     Quantitative and Qualitative Disclosures About Market Risk... 31

Item   8.      Financial Statements and Supplementary Data.................. 32

Item   9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................... 32

                                    PART III

Item   10.     Directors and Executive Officers of Registrant............... 32

Item   11.     Executive Compensation....................................... 33

Item   12.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters................ 35

Item   13.     Certain Relationships and Related Transactions............... 35

Item   14.     Controls and Procedures...................................... 36

                                     PART IV

Item   15.     Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K....................................... 37

SIGNATURES..................................................................S-1

CERTIFICATIONS..............................................................C-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Majestic Star Casino, LLC (the "Company" or the "Registrant," which may also be referred to as "Majestic Star," "we," "us" or "our") was formed in December 1993 as an Indiana limited liability company. The Company is a multi-jurisdictional gaming company that owns and operates one riverboat gaming facility located in Gary, Indiana and, through certain "unrestricted subsidiaries," three Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado ("Fitzgeralds Black Hawk") and downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"). As of March 31, 2003, the riverboat casino and the Fitzgeralds properties collectively contain approximately 4,378 slot machines, 121 table games and 1,145 hotel rooms.

         In June 1999, the Company issued $130.0 million of 10 7/8% Senior Secured Notes due 2006 (the "Majestic Star Senior Secured Notes"). The Majestic Star Casino Capital Corp. ("Majestic Star Capital"), one of the Company's two direct wholly-owned subsidiaries, was formed solely to serve as a co-issuer to facilitate the offering of the Majestic Star Senior Secured Notes and has no assets or operations. In August 1999, the Company entered into a four year $20.0 million credit facility (the "Majestic Star Credit Facility"). The Majestic Star Senior Secured Notes and the Majestic Star Credit Facility are secured by substantially all current and future assets of the Company other than certain excluded assets which excluded assets of the Company's unrestricted subsidiaries.

         The Company's other direct wholly-owned subsidiary, Majestic Investor, LLC ("Investor"), was organized on September 12, 2000 as an "unrestricted subsidiary" under the Company's Indenture relating to the Majestic Star Senior Secured Notes (the "Majestic Star Indenture"). On November 22, 2000, Investor entered into a definitive agreement to purchase the assets of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas from Fitzgeralds Gaming Corporation ("Fitzgeralds") for approximately $149.0 million in cash, subject to adjustments, plus the assumption of certain liabilities. On October 16, 2001, Investor assigned all of its rights and obligations to purchase the Fitzgeralds assets to Majestic Investor Holdings, LLC ("Investor Holdings"), a wholly-owned subsidiary of Investor and also an "unrestricted subsidiary" under the Majestic Star Indenture. The acquisition was consummated on December 6, 2001. The assets of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas are held by Barden Mississippi Gaming, LLC ("Barden Mississippi"), Barden Colorado Gaming, LLC ("Barden Colorado"), and Barden Nevada Gaming, LLC ("Barden Nevada"), respectively. Each of such entities are direct wholly-owned subsidiaries of Investor Holdings and "unrestricted subsidiaries" under the Majestic Star Indenture.

         On December 6, 2001, Investor Holdings issued $152.6 million of 11.653% Senior Secured Notes due 2007 (the "Investor Holdings Senior Secured Notes") to finance the purchase of the Fitzgeralds assets. Majestic Investor Capital Corp., co-issuer of the Investor Holdings Senior Secured Notes and a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of such notes and has no material assets or operations. Also on December 6, 2001, Investor Holdings entered into a four year $15.0 million credit facility (the "Investor Holdings Credit Facility").

         The Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility are secured by substantially all current and future assets of Investor Holdings (including the Fitzgeralds assets) other than certain excluded assets. Because each of Investor, Investor Holdings, Barden Mississippi, Barden Colorado and Barden Nevada is an "unrestricted subsidiary" under the Majestic Star Indenture, their assets, including Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, are excluded from the collateral securing the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility. Accordingly, the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility are secured primarily by the assets of the riverboat casino and gaming facility in Gary, Indiana and Majestic Star's noteholders and lender have no recourse to the Fitzgeralds assets. Similarly, the Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility are secured primarily by the Fitzgeralds assets and Investor Holdings' noteholders and lender have no recourse to the Majestic Star assets. Majestic Star does not guarantee or otherwise have any obligations under the Investor Holdings Senior Secured Notes or the Investor Holdings Credit Facility with respect to repayment of principal and interest. In addition, Investor Holdings and its subsidiaries are prohibited from making distributions to the Company and its subsidiaries except under certain prescribed conditions. The Company and certain of its subsidiaries also are prohibited from engaging in transactions with Investor Holdings and its subsidiaries other than on an arm's length basis and in accordance with certain other prescribed conditions.

         Because the Company's noteholders and lender have no recourse to the Fitzgeralds assets, this Annual Report on Form 10-K focuses primarily on the Company's consolidated operations and on the Company's riverboat gaming operation, with limited information concerning the Fitzgeralds operations. For additional information specific to the operation of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Investor Holdings 10-K").

THE RIVERBOAT CASINO AND GAMING FACILITY

         The Company's riverboat casino and gaming facility, the Majestic Star Casino, commenced operations in Gary, Indiana on June 7, 1996 pursuant to a five-year riverboat owner's license granted to it by the Indiana Gaming Commission (the "IGC"). On August 23, 2001, the Company's riverboat ownership license was unanimously renewed by the IGC for a one-year period beginning June 7, 2001 (under Indiana gaming laws, a licensee may only renew its original license for one-year periods). On May 13, 2002, the Company's riverboat ownership license was again unanimously renewed by the IGC for another one-year period beginning June 2, 2002. As of March 31, 2003, the Company's vessel contains approximately 43,000 square feet of casino space, 1,542 slot machines and 56 table games on three decks. The Majestic Star Casino is part of a gaming complex (the "Buffington Harbor Gaming Complex") developed at Buffington Harbor in Gary, Indiana, and owned by Buffington Harbor Riverboats, L.L.C. ("BHR" or the "BHR Joint Venture"), a joint venture which is owned equally (50%) by the Company and Trump Indiana, Inc. (the "Joint Venture Partner"). The Company and the Joint Venture Partner, the holder of a second gaming license to operate from Gary, formed the BHR Joint Venture to own and operate certain common facilities of the Buffington Harbor Gaming Complex such as a guest pavilion, vessel berths, parking lots and other infrastructure. The Company and the Joint Venture Partner each operate its own riverboat casino at the Buffington Harbor Gaming Complex.

     A change in the Indiana state law governing gaming took effect on July 1, 2002 which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gaming while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts (as defined by Indiana gaming laws). Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts at the rate of 20%. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. Prior to August 5, 2002, Indiana imposed an admissions tax of $3 per patron turnstile count at every boarding time plus the count of the patrons that stayed over on the vessel from a previous boarding time period.

         In September of 2000, AMB Parking, LLC, (a limited liability company indirectly owned by Don H. Barden, Chairman and CEO of the Company) and Trump Indiana, Inc. (the "Joint Venture Partner") entered into an Operating Agreement to form Buffington Harbor Parking Associates, LLC ("BHPA"). The limited liability company was formed for the purpose of constructing and operating a 2,000 space parking garage. BHPA purchased certain property owned by Gary New Century, LLC (another company owned by Don H. Barden) for $15,000,000 (the "Purchase"). To finance this transaction, BHR advanced BHPA $14,182,856 (which advance accrues interest at the rate of 6%), and acquired approximately one acre of land from BHPA for $817,144. In connection with the Purchase, the Company and the Joint Venture Partner advanced $7,099,147 and contributed $7,900,833 to BHR, which was used to fund the advance to BHPA and to acquire the one acre of land. In June 2001, BHR and BHPA terminated the BHPA agreement. A new agreement was reached between BHR, the Company and the Joint Venture Partner in which BHR transferred one half of the loan receivable as a return of capital to the Company in the amount of $7,099,167, and assigned the other half of the loan balance to the Joint Venture Partner. In addition, BHR distributed one half of the accrued interest receivable ($308,669) and an additional $34,347 as a return of capital to the Company and the Joint Venture Partner in order to finance the construction of the garage. The Company is recognizing $9,462,815 of advances made on the parking garage construction as prepaid lease expense. The Company and the Joint Venture Partner have each entered into parallel operating lease agreements with BHPA, each having a term of until December 31, 2018. The rent payable under the both leases is intended to service the debt incurred by BHPA to construct the parking garage. The Company is amortizing its prepaid lease over the term of the operating lease agreement. The operating lease agreement calls for the Company and the Joint Venture Partner to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment.


         The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is
(219) 977-7823.

OPERATING STRATEGY

         The principle elements of our operating strategy include:

         Focus on Quality and Service at an Affordable Price. The Company's casinos provide a high-quality casino entertainment experience at an affordable price to attract middle-income guests. We believe these middle-income guests constitute the largest segment of potential gaming customers who we can then identify, qualify and target for direct marketing activities. The Company's approach to business focuses on guest service and includes trained hosts to personally assist guests; friendly employees; quality food, beverages and lodging at a moderate price (except for the Gary riverboat casino and Fitzgeralds Black Hawk, which do not include hotels); a mix of gaming machines tailored to its customers; and personal attention through direct mail promotions and targeted incentives.

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

         Promote Gaming Brands. The Company believes it is important to promote its gaming brands to attract and retain customers. In February 2000, the Company began a comprehensive integrated marketing campaign to brand the Majestic Star Casino as "the place to play" for slot customers from the middle income segment. The Company's registered tagline, "We've Got Your Slots"(R) has appeared in all advertising venues including television, radio, print and outdoor media and will allow the Company to enhance its slot leadership positioning among Chicago-area gaming facilities. The Company intends to utilize this and other similar broad marketing techniques to attract middle-income customers, who it is then able to qualify and target for direct marketing activities.

         The Fitzgeralds brand has developed into what the Company believes to be a nationally recognized gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its properties. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow. The Company believes that this theme creates an exciting and comfortable environment together with a distinctive brand identity for customers.

         Capitalize on Player Tracking and Extensive Guest Database. Direct marketing to our guests is a key component of the Company's operating strategy. Each of the Company's properties contains a player tracking system that permits detailed player tracking at each individual property. The system uses the Majestic and Fitzgeralds Cards to track individual or combined play at slot machines, table games and keno (available only at Fitzgeralds Las Vegas), as well as food and beverage and hotel expenditures (available only at Fitzgeralds Las Vegas and Fitzgeralds Tunica) at each individual property. This player tracking system allows us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking program allows us to target our marketing programs to categories of players, including through advertising programs, promotions, tournaments, special group and tour packages and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking system also allows us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. In the future, we intend to fully integrate our tracking system data in order for each property to share its data with other related properties and thereby encourage customers of each individual property to patronize our other related properties. On a consolidated basis, the Company currently has over 736,000 active players in its Majestic and Fitzgeralds database and about 160,000 active players in its Majestic database.

         In addition, the Company has established the Club Majestic and Club Majestic Premier Slot Clubs ("Club Majestic"). Club Majestic enables the Company to maintain a comprehensive database of information about its customers. The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as direct mail cash back offers primarily for slot customers, and complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers. The Company offers two VIP lounges for Club Majestic guests. The Company has aggressively utilized its VIP lounges and an onboard events center and meeting room located on the fourth level of the vessel for entertaining Club Majestic guests and for special events and promotions. Majestic Star Casino management believes that its continued marketing efforts at its riverboat gaming facility, combined with the amenities offered by its vessel and the extension of credit to customers, will allow the Company to continue to increase its share of the middle and higher income market in the greater Chicago metropolitan area.

         Emphasis on Slot Play. The Company emphasizes slot machine wagering, which it believes is the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of older devices with advanced interactive electronic games and bill acceptors. These newer games offer greater variety, higher payouts and longer periods of play for the casino entertainment dollar relative to simple older devices. The Company continues to enhance and modify its mix of slot machines to meet the demand of its customers. The Company attempts to maintain payout percentages that are competitive to attract and retain customers. Beginning in December 2002, the company began to implement International Game Technologies' ("IGT's") coinless slot technology. During 2003, the Company anticipates converting and/or purchasing approximately 700 slot machines that will utilize IGT's coinless slot technology.

         Emphasis on Attributes of Buffington Harbor. With respect to the Majestic Star Casino, the Company emphasizes the attributes of the Buffington Harbor Gaming Complex, including the ability to park once and play twice (at two casinos) and direct highway access. The Buffington Harbor Gaming Complex also has enhanced and expanded its' food outlets to include five dining options. These dining options include Harbor Treats and Miller Pizza, which are owned and operated by third parties, Jackpot Java and Wings and Things which are owned and operated by BHR and South Shore Grille, which replaced the Harbor Steak House on February 7, 2003. In addition, the 2000 space covered parking garage opened on May 13, 2002. During 2003, BHR anticipates remodeling the first floor of its pavilion, previously utilized by the Company and its Joint Venture Partner primarily for ticketing purposes and a buffet, into a multi-purpose events center.

GROWTH STRATEGY

         The Company believes that there are future growth opportunities within each of the markets where its properties are located.

         The Buffington Harbor Gaming Complex is located on an approximately 100-acre site. The Company believes that this is only one of two locations in the Chicago market with the capacity to significantly expand its land-based facilities. In addition to the BHR Joint Venture property, Gary New Century, LLC, "GNC", an affiliate of the Company, has plans of developing the land adjacent to the BHR Joint Venture property.

          A change in the Indiana state law governing gaming took effect on July 1, 2002, which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan on August 5, 2002, that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. Management expects that dockside operations will allow its customers unrestricted access to its gaming facility and eliminates many of the inconveniences created through restricted boarding.

         BHPA opened the 2000 space covered parking garage on May 13, 2002. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities for the Company to increase its net revenues and cash flow.

         There are a number of projects planned, in development or operational with respect to the Fitzgeralds properties, including a waterfront park and marina being developed by Tunica County adjacent to the Fitzgeralds Tunica property, infrastructure developments in the Black Hawk market, and entertainment and retail projects in Las Vegas. For further information regarding the Company's growth strategy for each of the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

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

COMPETITION

         The Company faces intense competition in each of the markets in which its gaming facilities are located. Many of the Company's competitors have significantly greater name recognition and financial, marketing and other resources. The Company's riverboat casino and Fitzgeralds properties compete principally with other gaming properties in or near California, Illinois, Indiana, Nevada, Michigan, Mississippi, Missouri, Louisiana and Colorado, including gaming operations on Native American lands. In addition to regional competitors, the Company competes with gaming facilities nationwide, including but not limited to land-based casinos in Nevada and Atlantic City, not only for customers but also for employees and potential future gaming sites.

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

         The Majestic Star Casino is dependent primarily on adults residing within 150 miles of the Buffington Harbor Gaming Complex, which includes the Chicago metropolitan area. Illinois and Indiana state laws limit the total number of gaming licenses issuable in the Chicago metropolitan area to ten. Nine of the licenses are currently in operation and the number of licenses cannot be increased without legislative action. The Company also expects to compete to a lesser extent with six additional riverboats authorized to operate in southern Indiana, of which five are currently operational. There can be no assurance that Indiana or Illinois will not authorize additional gaming licenses or legislate an increase in the number of gaming positions with respect to Indiana or Illinois in the future. The authorization of additional gaming licenses and, or gaming positions could have a material adverse effect on the Company.

      Dockside gaming was approved in Illinois in June 1999. Since such approval, the Illinois gaming market has grown by approximately 13.8% annually and the northwest Indiana gaming market has grown by approximately 7.0% annually. Since the inception of dockside gaming in Indiana on August 1, 2002, the northwest Indiana gaming market has grown by approximately 16.4%. In addition, some Illinois casinos, such as Harrah's and Hollywood, have constructed barge-based casinos. Barge-based casinos provide greater flexibility in designing the casino floor and eliminate the need for a marine crew. Management is unable to predict whether these growth rates will continue and if increased competition in the market from barge-based casinos and dockside gaming will have a negative impact on the Company's revenues.

       A change in the Indiana state law governing gaming took effect on July 1, 2002, which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that went into effect on August 5, 2002, and imposes a graduated wagering tax based upon adjusted gross receipts.

       The Majestic Star Casino also competes with gaming operations on Native American lands, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Saginaw Chippewa Indian Tribe is currently operating one of the largest Native American gaming complexes in the United States in Mt. Pleasant, Michigan, approximately 250 miles northeast of Gary, Indiana. The Pokagon Band of Potawatomi Indians have revenue-sharing and infrastructure financing agreements with local officials in New Buffalo Township, Michigan. The Pokagons plan to have the second largest casino in the Midwest, which would be substantially larger in size than any of the riverboats currently operating in the Chicago metropolitan area. The casino would be approximately 50 miles east of the Buffington Harbor Gaming Complex. On January 21, 2003, a judge ruled that the study issued by the Federal Bureau of Indian Affairs did not present enough evidence to show the impact a casino would have on that area, therefore a new study would have to be done. To date, there has been no construction of this infrastructure due to on-going litigation.

       The Company believes that the Majestic Star Casino's ability to compete successfully in the riverboat gaming industry will be primarily based on the quality and location of its gaming facilities, the effectiveness of its marketing efforts, and overall levels of customer service and satisfaction. The Company believes that the implementation of dockside gaming and the opening of the 2000 space parking facility has provided added competitive benefits to the Buffington Harbor Gaming Complex.

      For information regarding competition specific to the Fitzgeralds properties, please refer to the Investor Holdings 10-K.

FINANCIAL INFORMATION ABOUT SEGMENTS

      For financial information regarding the Company's business segments, see
Note 16 of the Notes to Consolidated Financial Statements.

EMPLOYEES AND UNIONS

         At December 31, 2002, on a consolidated basis, the Company employed approximately 3,581 persons and had collective bargaining contracts with unions covering approximately 572 of its employees. The Company believes that its overall relations with its employees are good.

         At December 31, 2002, the Majestic Star Casino employed approximately 1,006 persons and the BHR Joint Venture employed approximately 224 persons. The Majestic Star Casino and the BHR Joint Venture have collective bargaining agreements with Local 1 of the Hotel Employees and Restaurant Employees International Union ("H.E.R.E."), covering approximately 64 employees of the Majestic Star Casino and approximately 110 employees of the BHR Joint Venture. The Majestic Star Casino's H.E.R.E. members are exclusively in food and beverage positions. The agreements expired on June 30, 2001 and a new agreement was ratified on November 6, 2002 and expires on October 31, 2004 for Majestic Star employees. The annual incremental cost of the contract is approximately $50,000 per year and the average annual wage increase is approximately 3.3% for the total bargaining unit. BHR's new agreement was ratified on November 20, 2002 and expires on October 31, 2004. The agreement is in the process of being signed by the union. The BHR Joint Venture also has collective bargaining agreements with the Operating Engineers Union, covering approximately 7 employees of its facilities department. This agreement expires on June 30, 2006. The Majestic Star Casino also has a collective bargaining agreement with the Seafarers International Union that covers approximately 21 employees in the marine operations department. This agreement expires on July 10, 2003.

         At December 31, 2002, the Company was involved in a "labor dispute" with the United Steelworkers of America. On May 24, 2002, under the direct supervision of the Regional Director for Region 13 of the National Labor Relations Board, the United Steelworkers of America held an election for representation of 21 full-time and regular part-time slot technicians. Of the ballots cast, 13 were in favor of the union and eight were against participating in labor organizations. On May 31, 2002 the Company filed timely "Objections to Conduct Affecting the Results of the Election." Thus, the Company requested that the results of the election be vitiated and a new election be conducted. Since then a number of filings and objections have been made with the National Labor Relations Board. The National Labor Relations Board has ordered that the proceeding be transferred to and continued before the Board in Washington D.C. No ruling has been issued with respect to the election results.

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

TRADE NAMES, TRADEMARKS AND SERVICES MARKS

         The Company owns certain trademarks that are integral to the business and operation of its riverboat gaming facility. The most significant of these are Majestic Star Casino (words and design), Majestic Star, Club Majestic, Club Majestic Premier, Change Your Luck! and We've Got Your Slots. Majestic Star Casino (words and design), Majestic Star and Club Majestic are currently registered in the United States Patent and Trademark Office ("PTO") and applications for registrations of the other above referenced trademarks have been filed in the PTO. Generally, registrations with the PTO last for ten years and may be renewed for additional ten-year periods.

         With respect to the Fitzgeralds properties, as part of the Fitzgeralds acquisition, Investor Holdings acquired proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business, including the "Fitzgeralds" mark. Fitzgeralds Gaming Corporation retained limited rights to use the "Fitzgeralds" mark pursuant to a license agreement with Investor Holdings.

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

ENVIRONMENTAL MATTERS

         The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances, including the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company may incur material liability if contamination is discovered on any of its properties. As of March 31, 2003, the Company is not aware of any contamination.

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

         In determining whether to grant or renew an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A person or entity holding a riverboat owner's license issued by the IGC may not own more than a ten percent interest in another such licensee. Legislation has been introduced during each of the last three years that would allow a person or entity to own not more than two casinos. To date no such legislation has been enacted.

          An owner's license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. A gaming license is a revocable privilege and is not a property right pursuant to the Riverboat Gambling Act. On June 3, 1996, the Majestic Star Casino obtained a gaming license from the IGC. On August 23, 2001 and May 13, 2002, the Company's riverboat ownership license was unanimously renewed by the IGC for one year periods beginning June 7, 2001 and again on June 2, 2002, respectively.

         Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins. A change in the Indiana state law governing gaming took effect on July 1, 2002, which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. Prior to August 5, 2002, Indiana imposed an admissions tax of $3 per patron turnstile count at every boarding time plus the count of the patrons that stayed over on the vessel from a previous boarding time period.

         The IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

         The Riverboat Gambling Act places special emphasis upon minority and women business enterprise participation in the riverboat industry. The IGC is directed by Indiana statute to establish annual goals for a riverboat owner licensee for the use of minority and women business enterprises. Each riverboat owner licensee is required to submit annually to the IGC a report that included the total dollar value of contracts awarded for goods and services and the percentage awarded to minority and women's business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements. For the calendar year ended December 31, 2002, the Company has submitted unaudited reports to the IGC that it believes meets these statutory requirements.

         In addition, the Company and its affiliates are subject to restrictions on the incurrence of debt. A riverboat licensee and its affiliates may enter into debt transactions that total one million dollars or more only with the prior approval of the IGC. Such approval is subject to compliance with request procedures and a showing that each person with whom the riverboat licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Indiana Riverboat Gambling Act. The Company and Investor Holdings received such approval in mid-November 2001 in connection with the purchase of the Fitzgeralds assets and the issuance of the Investor Holdings Senior Secured Notes and a $15 million credit facility with Foothill Capital Corporation ("Investor Holdings Credit Facility").

Other Gaming Regulation

         The gaming licenses of the Fitzgeralds Tunica and Fitzgeralds Las Vegas gaming facilities are held by Barden Mississippi and Barden Las Vegas, respectively. Under the applicable gaming laws and regulations in Mississippi and Nevada, each direct and indirect owner of such licenses is required to be registered with the applicable gaming authorities and found suitable to own the stock of its direct subsidiary. Accordingly, Barden Development, Inc., an Indiana corporation and the sole owner and manager of the Company ("BDI"); the Company, the owner of Investor; and Investor Holdings, the owner of each of Barden Mississippi and Barden Nevada are "registered corporations" under and subject to applicable Mississippi and Nevada law. Violation of applicable laws and regulations by a registered corporation could subject such entity to substantial fines and, under certain circumstances, forfeiture of earnings and suspension or forfeiture of the gaming license. The gaming license of Fitzgeralds Black Hawk is held by Barden Colorado. Our operations in Black Hawk are subject to the Gaming Regulations of the State of Colorado and the Colorado Gaming Commission.

Treasury Department Regulations

         The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts and table game winnings in which the payout is a certain amount greater than the wager. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

         Regulations adopted by the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States, which are exempt from the ambit of these regulations. On September 26, 2002 FinCEN implemented the suspicious activity reporting rule. This new reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity. The new reporting obligations are effective March 25, 2003.

Compliance with Other Laws and Regulations

         The Company's operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages.

ITEM 2.  PROPERTIES

         The Company currently owns and operates the Majestic Star Casino in Gary, Indiana, and through its' indirect subsidiaries, Fitzgeralds Tunica in Tunica County, Mississippi, Fitzgeralds Black Hawk in Black Hawk, Colorado, and Fitzgeralds Las Vegas in Las Vegas, Nevada.

          All of the Company's assets related to the Majestic Star Casino, including the vessel are subject to a lien in favor of the holders of the Majestic Star Senior Secured Notes and the lender under the Majestic Star Credit Facility.

Buffington Harbor, Gary, Indiana
--------------------------------

         The Majestic Star Casino operates from the Buffington Harbor Gaming Complex ("Buffington Harbor"), which is shared with the Joint Venture Partner. Buffington Harbor is located at the interchange of U.S. 12 and Indiana State Highway 912, just off of I-80/94 and the Indiana Toll Road. Buffington Harbor is situated on an approximately 100-acre site, containing approximately 3,000 parking spaces, and offers valet parking and convenient bus loading and unloading facilities. Buffington Harbor includes a guest pavilion, vessel berths, parking lots and other common area facilities.

        Buffington Harbor is a two-level, 90,000 square foot structure containing multiple dining options, including, Harbor Treats and Miller Pizza, which are owned and operated by third parties, Jackpot Java and Wings and Things, which are owned and operated by Buffington Harbor and the South Shore Grille, which replaced the Harbor Steak House in February 2003. There is also a bar, gift shop and areas for staging and ticketing. The complex features a grand entrance, granite and marble floors, unique metallic finishes, two large fountains and a variety of lighting effects.

        Because the Joint Venture Partner's riverboat casino is docked at Buffington Harbor, Buffington Harbor has the largest concentration of gaming positions in the Chicago Market, offering patrons a total of approximately 3,500 gaming positions, which is greater than the number of gaming positions that exist at any other site in northwest Indiana. This number is also substantially greater than the number of gaming positions allowed at any individual Illinois gaming site, which is currently limited by Illinois gaming laws to 1,200. The Company believes that it has achieved operating cost savings and marketing advantages over its competitors as a result of the operation of two casinos at the same location.

        A change in the Indiana state law governing gaming took effect on July 1, 2002, and enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan (which went into effect o August 5, 2002) that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked.

         In May of 2002, BHPA constructed a parking garage, which operates on the land formerly leased from Lehigh Portland Cement Company and purchased from GNC. The parking structure provides customers with approximately 2,000 covered parking spaces and indoor access to the Buffington Harbor. The Company believes that the convenience of the new parking structure will attract a significant number of new customers to Buffington Harbor, thereby providing opportunities to increase its net revenues and cash flow. The Company and the Joint Venture Partner each entered into identical leases with BHPA with lease payments sufficient to service BHPA's debt. In the event one party, (the Company or the Joint Venture Partner as the case may be) fails to make its required lease payment or does not make the required lease payment in full, then the other party is required to make the payment or make up the difference in the short payment.

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

ITEM 3.  LEGAL PROCEEDINGS

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition, results of operations or cash flows.

         On June 25, 1997, a complaint was filed in an Illinois Cook County Court against Majestic Star Casino. The plaintiff, a former employee, was injured during and as a result of a routine boat drill attempt and is requesting compensatory and punitive damages totaling approximately $3.5 million. The suit alleges that Majestic Star Casino failed to provide adequate safety measures to their employees during these drills. This complaint was settled in April 2002 with no financial impact on the company.

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

         On March 2, 2000, the Company was issued a notice of audit findings, and on May 11 and 12, 2000, was issued notices of assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended 1996 and 1998. The Indiana Department of Revenue has taken the position that wagering taxes should not be classified as an allowable deductible expense for calculating state income taxes and therefore requires that wagering taxes be added back to net income to determine the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. Other Indiana casinos have protested this same finding. The Company has filed an administrative protest and demand for hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome of such a protest.

         On November 3, 2000 a complaint was filed in the State of Indiana, Lake County Court, Civil Division. The plaintiff, a former employee filed a complaint under Title VII of the Civil Rights Act of 1964. The suit alleges violation of the American with Disabilities Act, retaliation and infliction of emotional distress. On July 24, 2002 a jury award of $553,000 was entered in the plaintiff's favor, plus attorney's fees and costs. The plaintiff is also seeking $117,000 in front pay. There has been no award of front pay and a hearing is scheduled in July 2003 regarding this issue. The Company believes that errors were made during the trial and in the jury award. As a result the Company is appealing the award. The Company believes that the potential loss could range from $250,000 to $450,000. An accrual of $250,000 was charged to operations in the accompanying December 31, 2002 financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company is a limited liability company, and 100% of our membership interests are indirectly held by Mr. Barden. There is no established public trading market for the membership interests.

          We did not pay any cash dividends during the past three years, and have no current plan to pay any cash dividends in the near term. We are restricted in our ability to pay dividends under various covenants.

ITEM 6.  SELECTED CONSOLDATED FINANCIAL DATA

                                                     (DOLLARS IN THOUSANDS)
                                                      Years Ended December 31,
                                       2002      2001 (1)      2000          1999         1998
                                    ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
     Net Operating Revenues (2)     $ 296,706   $ 130,285    $ 113,762    $ 117,172    $ 114,188
     Pre-opening Expenses                  13       1,018         --           --           --
     Operating Income                  33,673      14,226        8,861       16,084       10,518
     Interest Expense, Net             32,243      15,628       14,105       14,605       14,991
     Net Income (Loss)
        Before Extraordinary Item       1,247      (1,551)      (5,367)       1,478       (4,473)
     Extraordinary Item                    69        --           (383)     (15,238)        --
     Net Income (Loss)                  1,316      (1,551)      (5,750)     (13,760)      (4,473)


                                                           At December 31,
BALANCE SHEET DATA:                    2002       2001 (1)      2000          1999        1998
                                    -------------------------------------------------------------
     Cash and Cash Equivalents      $  24,548    $  25,925    $  16,120    $  20,145    $  17,295
     Restricted Cash                    1,250        1,000        2,000        7,358         --
     Investment in BHR, Net            31,833       33,899       43,924       38,146       40,749
     Total Assets                     275,810      291,076      126,597      133,150      125,261
     Current Liabilities               25,208       37,144       21,795       21,311       11,109
     Long-Term Debt                   274,526      273,897      128,233      128,922      108,390
     Total Liabilities                299,734      311,057      150,028      150,233      128,259
     Members' Deficit                 (24,175)     (19,981)     (23,431)     (17,083)      (2,998)


NOTES:

1. Includes 25 days of operation for the Fitzgeralds properties and balance sheet data for the properties at December 31, 2001.

2. Net operating revenue is defined as gross revenues less promotional allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information
----------------------------------------

         This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates," "plans," "intends," "expects," "will," or "could," used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: the risk of the Joint Venture Partner not making its lease payments when due in connection with the parking facility at the gaming complex; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of the Company's gaming license; increases in or new taxes imposed on gaming revenues; admission taxes; taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers, or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; adverse results of significant litigation matters; non-renewal of the Company's gaming license from the appropriate regulatory authorities; adverse results of significant litigation matters; and the continuing effects of terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

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

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 15(a).

Overview
--------

         The Majestic Star Casino, the Company's riverboat gaming facility located in Gary, Indiana, has been owned and operated by the Company since 1996. On December 6, 2001, the Company, through certain "unrestricted subsidiaries," acquired three Fitzgeralds brand casino-hotels.

        On a consolidated basis, revenues, promotional allowance and expenses are going to be much greater for the year ended December 31, 2002 when compared to the year ended December 31, 2001. This is due to a full year of consolidated operations in 2002 with the Fitzgeralds properties. In 2001, the consolidated results reflect only 25 days of operations of the Fitzgeralds properties.

         On a consolidated basis, gross revenues increased to $335.9 million during the year ended December 31, 2002 compared to $138.4 million during the year ended December 31, 2001, primarily as a result of the acquisition of the Fitzgeralds casino properties on December 6, 2001.

         Casino operations provided approximately 87.5% and 95.8% of the Company's gross revenues during the year ended December 31, 2002 compared to the year ended December 31, 2001, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing approximately 87.1% and 84.5% of such revenues during the year ended December 31, 2002 compared to December 31, 2001, respectively.

         The discussion below focuses on the results of the Majestic Star Casino as well as the Company and its subsidiaries on a consolidated basis, including 25 days of operations for the Fitzgeralds casino properties during December 31, 2001. For a discussion of the results of the operations for the Fitzgeralds casino properties, please refer to the Investor Holdings 10-K.

Results of Operations
---------------------

         The following table sets forth information derived from the Company's statements of income expressed as a percentage of gross revenues.

          CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                             (dollars in thousands)
                        For The Years Ended December 31,


                                     2002            2001            2000
                               ----------------------------------------------
          Gross Revenues        $    335,925    $    138,367    $    118,451
          Operating Income      $     33,673    $     14,226    $      8,862



     CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                       2002        2001         2000
                                                      --------------------------------
REVENUES:
     Casino                                            87.5 %       95.8 %      97.5 %
     Rooms                                              4.6 %        0.8 %         - %
     Food and beverage                                  6.3 %        2.0 %       1.3 %
     Other                                              1.6 %        1.4 %       1.2 %
                                                      -----      -------     -------
          Gross Revenues                              100.0 %      100.0 %     100.0 %
          less promotional allowances                 (11.7)%       (5.8)%      (4.0)%
                                                      -----      -------     -------
          Net Revenues                                 88.3 %       94.2 %      96.0 %
COSTS AND EXPENSES:
     Casino                                            25.9 %       20.4 %      20.1 %
     Rooms                                              2.7 %        0.5 %         - %
     Food and beverage                                  4.0 %        2.2 %       2.0 %
     Other                                              0.5 %        0.1 %         - %
     Gaming taxes                                      15.4 %       25.2 %      27.3 %
     Advertising and promotion                          6.2 %        6.2 %       7.0 %
     General and administrative                        15.4 %       17.5 %      19.6 %
     Economic incentive - City of Gary                  1.2 %        2.7 %       2.7 %
     Depreciation and amortization                      7.0 %        8.5 %       9.4 %
     Loss on disposal of assets                         0.0 %        0.0 %       0.3 %
     Pre-opening expenses                               0.0 %        0.6 %         - %
                                                      -----      -------     -------
          Total costs and expenses                     78.3 %       83.9 %      88.4 %
                                                      -----      -------     -------
          Operating income                             10.0 %       10.3 %      7.6 %

OTHER INCOME (EXPENSE):
     Interest income                                    0.1 %        0.3 %       0.8 %
     Interest expense                                  (9.7)%      (11.6)%     (12.7)%
     Other non-operating expense                       (0.1)%       (0.1)%      (0.1)%
                                                      -----      -------     -------
          Total other income (expense)                 (9.7)%      (11.4)%     (12.0)%

          Income (loss) before extraordinary item       0.3 %       (1.1)%      (4.4)%

EXTRAORDINARY ITEM:
     Gain on bond redemption                            0.0 %          - %      (0.3)%
                                                      -----      -------     -------
          Net income (loss)                             0.3 %       (1.1)%      (4.7)%
                                                      =====      =======     =======


Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

2002 Compared to 2001
---------------------

         Consolidated gross revenues for the year ended December 31, 2002 amounted to $335,925,000, an increase of $197,558,000 or 142.8% over gross revenues recorded in the year ended December 31, 2001. Majestic Star, for the year ended December 31, 2002, accounted for $136,165,000 or 40.5% of consolidated gross revenue, an increase of $10,630,000 compared to the year ended December 31, 2001. The 8.5% increase in gross revenues at Majestic Star was primarily attributable to a $9,918,000 or 9.6% increase in slot revenue. A primary reason for the increase was the commencement of dockside gaming at Majestic Star on August 5, 2002. Dockside gaming eliminates the requirement to cruise and provides the guests with continual access to the riverboat casino. Management believes dockside gaming will result in increased patronage of its riverboat gaming facility.

         Consolidated casino revenues during the year ended December 31, 2002 totaled $293,789,000, of which slot machines accounted for $255,980,000 or 87.1% and table games accounted for $37,809,000 or 12.9%. Majestic Star's casino revenues during the year ended December 31, 2002 totaled $132,600,000, an increase of $10,405,000 or 8.5%, of which slot machines accounted for $113,119,000 or 85.3% and table games accounted for $19,481,000 or 14.7%. The average number of slot machines in operation was 1,508 during the year ended December 31, 2002, compared to 1,423 during the year ended December 31, 2001. The average win per slot machine per day increased to $205 for the year ended December 31, 2002, from $199 during the year ended December 31, 2001. The average number of table games in operation during the year ended December 31, 2002, increased to 53 from 50 during the year ended December 31, 2001. The average win per table game per day during the year ended December 31, 2002, decreased to $1,009, compared to $1,034 during the year ended December 31, 2001. During the year ended December 31, 2002, the decline in table games revenues was attributable to a decline of $465,000 or 0.4% in table drop and an increase in the table hold from 15.4% to 15.8% in comparison to the prior year. The average daily win per patron was $62 for the year ended December 31, 2002, compared to an average daily win per patron of $68 for the year ended December 31, 2001.

         Consolidated room revenues totaled $15,496,000 or 4.6% of the gross revenue for the year ended December 31, 2002 compared to $1,079,000 or 0.8% of the gross revenue for the year ended December 31, 2001. The primary increase was attributed to a full year of operations at the Fitzgeralds properties for the year ended December 31, 2002 compared to 25 days of operation during December 2001. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenue for the twelve months ended December 31, 2002 totaled $21,094,000 or 6.3% of gross revenues, compared to $2,804,000 or 2.0% of gross revenues for the year ended December 31, 2001. Majestic Star accounted for $1,624,000 or 1.2% of gross revenue for the twelve months ended December 31, 2002, an increase of $10,000 or 0.6% compared to the year ended December 31, 2001.

         Consolidated other revenues totaled $5,547,000 or 1.6% of consolidated gross revenues for the year ended December 31, 2002. Majestic Star accounted for $1,942,000 or 1.4% of its gross revenues, compared to $1,727,000 or 1.4% of its gross revenues during the year ended December 31, 2001. Other revenue at Majestic Star consisted primarily of commission income.

         Consolidated promotional allowances deducted from the Company's gross revenues for the years ended December 31, 2002 and December 31, 2001, were $39,219,000 or 11.7% of gross revenues and $8,082,000 or 5.8% of gross revenues, respectively. Of this amount Majestic Star accounted for $8,871,000 or 6.5% of its gross revenues, an increase of $3,100,000 or 53.7% compared to the year ended December 31, 2001. The increase is attributable to an increase in cash back giveaways during the year ended December 31, 2002. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 2002 and December 31, 2001, totaled $979,000 and $805,000, respectively, and are characterized in the financial statements as an expense. BHR and other third-party operators of food kiosks invoice the Majestic Star monthly for these promotional allowances at cost, which approximates retail value.

         Consolidated casino operating expenses for the year ended December 31, 2002, totaled $87,160,000 or 25.9% of gross revenues and 29.7% of casino revenues compared to $28,213,000 or 20.4% of gross revenues and 21.3% of casino revenues, respectively, for the year ended December 31, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casino. Majestic Star accounted for $26,338,000 or 19.3% of Majestic Star gross revenues and 19.9% of Majestic Star casino revenues for the year ended December 31, 2002 compared to $24,102,000 or 19.2% of gross revenues and 19.7% of casino revenues, respectively, for the year ended December 31, 2001. The increase of $2,236,000 or 9.3% in casino operating expenses is primarily attributed to an increase of $1,070,000 for cash related coupons and other related items, $1,000,000 in payroll and related benefits, $150,000 for base stock uniforms, offset by a reduction in other various casino operating expenses.

         Consolidated gaming taxes totaled $51,572,000, or 15.4% of consolidated gross revenues and 17.6% of casino revenues for the year ended December 31, 2002, compared to $34,835,000, or 25.2% of consolidated gross revenues and 26.3% of casino revenues for the year ended December 31, 2001. During the six months ended June 30, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. For the period July 1, 2002 through August 4, 2002, in Indiana, gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at a flat rate of 22.5% of adjusted gross. Beginning August 5, 2002, in connection with the commencement of dockside gaming, Majestic Star began using an effective rate to calculate gaming tax expense associated with adjusted gross receipts. On August 5, 2002 a graduated tax structure with a starting rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million was implemented by the State of Indiana. Majestic Star accounted for $33,621,000 or 24.7% of consolidated gross revenue and 25.4% of consolidated casino revenues during the year ended December 31, 2002 compared to $34,026,000 or 27.1% of consolidated gross revenue and 27.8% of consolidated casino revenues of gaming taxes during the year ended December 31, 2001.

         Consolidated advertising and promotion expenses include salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the year ended December 31, 2002 totaled $20,919,000 or 6.2% of gross revenues, compared to $8,522,000 or 6.2% for the year ended December 31, 2001. Of this amount, Majestic Star accounted for $7,636,000 or 5.6% of gross revenues for the year ended December 31, 2002 and $7,596,000 or 6.1% of gross revenues for the year ended December 31, 2001.

         Consolidated general and administrative expenses for the year ended December 31, 2002 were $51,754,000 or 15.4% of gross revenues, compared to $24,241,000 or 17.5% of gross revenues during the year ended December 31, 2001. Majestic Star accounted for $26,776,000 or 19.7% of gross revenue for the year ended December 31, 2002 and $22,671,000 or 18.1% for the year ended December 31, 2001. These expenses included $6,001,000 for berthing fees paid to BHR, $5,983,000 for marine operations including housekeeping, and $3,112,000 for security and surveillance operations during the year ended December 31, 2002. The dollar increase of $4,105,000 in these expenses is primarily attributed to an increase of approximately $1,700,000 in operating expense associated with corporate, a $1,000,000 million increase associated with the BHPA parking garage lease, $703,000 for various legal claims and fees, $500,000 due to an increase in property tax, $400,000 in insurance costs and $222,000 for one-time severance payments to marine employees. These employees were no longer required with the implementation of dockside gaming.

         Consolidated depreciation and amortization for the year ended December 31, 2002 was $23,502,000 or 7.0% of gross revenues, compared to $11,788,000 or
8.5% of gross revenues during the year ended December 31, 2001. Depreciation and amortization attributed to Majestic Star for the year ended December 31, 2002 was $9,041,000 compared to $10,868,000 during the year ended December 31, 2001. The dollar decrease totaled $1,827,000, of which $1,274,000 is depreciation expense and $553,000 is amortization expense. Part of the decrease for the year ended December 31, 2002 is attributable to machinery and equipment being fully depreciated. The loss relating to the investment in BHR (for depreciation and amortization) for the years ended December 31, 2002 and 2001 was $2,424,000 and $2,798,000, respectively.

         The consolidated operating income for the year ended December 31, 2002 was $33,673,000 or 10.0% of gross revenues, compared to an operating income for the year ended December 31, 2001 of $14,226,000 or 10.3% of gross revenues. Operating income attributed to the Majestic Star for the year ended December 31, 2002 was $17,624,000 or 12.9% of gross Majestic Star revenues. Operating income attributed to the Majestic Star for the year ended December 31, 2001 was $14,505,000 or 11.6% of gross Majestic Star revenues. The $3,119,000 or 21.5% increase is attributed to an 8.5% increase in Majestic Star's gross revenues partially offset by increased expenses as previously discussed. During 2002, Majestic Star was negatively impacted by charges that are infrequent in nature including $703,000 for uninsured legal claims and fees, and $222,000 for severance payments to Marine employees.

         The consolidated net interest expense for the year ended December 31, 2002 was $32,243,000 or 9.6% of gross revenues compared to $15,628,000 or 11.3%
of gross revenue for the same period last year. Net interest expense attributed to the Majestic Star for the year ended December 31, 2002 was $14,261,000 or 10.5% of gross revenues, compared to $14,635,000 or 11.7% of gross revenue for the same period last year. The $374,000 decrease in net interest expense at Majestic Star is primarily attributed to a $124,000 decrease in interest income, offset by lower interest in the line of credit and interest paid in 2001 to the Indiana Department of Revenue.

         Other non-operating expenses of $142,000 and $149,000 for the years ended December 31, 2002 and 2001, respectively, mainly represent fees associated with the line of credit.

      During 2002, Investor Holdings purchased for $759,000, plus accrued interest its Senior Secured Notes with a face value of $865,000. The notes, net of unamortized original issue discount, were being carried at a value of $828,000. The result was a $69,000 gain.

         As a result of the foregoing, the Company realized a consolidated net income of $1,316,000 or 0.3% of consolidated gross revenue during the year ended December 31, 2002, compared to a loss of $1,551,000 or (1.1%) of consolidated gross revenue during the year ended December 31, 2001.

2001 Compared to 2000
---------------------

         Consolidated gross revenues for the year ended December 31, 2001 amounted to $138,367,000, an increase of $19,916,000 or 16.8% of gross revenues recorded in the year ended December 31, 2000. Majestic Star, for the year ended December 31, 2001, accounted for $125,535,000 or (90.7%), an increase of $7,084,000 compared to the year ended December 31, 2000. The 6.0% increase in gross revenues at Majestic Star was primarily attributable to a $10,114,000 or 10.9% increase in slot revenue partially offset by a $3,374,000 or 15.1% decline in table game revenues as a result of an 11.7% decrease in the table drop and a lower than anticipated table hold.

         Consolidated casino revenues during the year ended December 31, 2001 totaled $132,554,000 or 95.8% of its gross revenue, of which slot machines accounted for $112,211,000 (84.7%) and table games accounted for $20,343,000 (15.3%). Majestic Star's casino revenues during the year ended December 31, 2001 totaled $122,195,000 or 97.3% of its gross revenue, an increase of $6,740,000 or 5.8%, of which slot machines accounted for $103,200,000 (84.5%) and table games accounted for $18,995,000 (15.5%). The average number of slot machines in operation was 1,423 during the year ended December 31, 2001, compared to 1,435 during the year ended December 31, 2000. The average win per slot machine per day increased to $199 for the year ended December 31, 2001, from $177 during the year ended December 31, 2000. During the year ended December 31, 2001, slot machine coin-in and win increased by 6.2% and 10.9%, respectively, compared to the year ended December 31, 2000, resulting in a higher win per slot machine per day. The percentage increases in slot coin-in and win is partially attributed to an aggressive multi-media marketing campaign (including direct mail) emphasizing the tag line "Change Your Luck" combined with a reconfiguration of the casino gaming floor which optimized the available space to accommodate the casino patrons. The average number of table games in operation during the year ended December 31, 2001, decreased to 50 from 55 during the year ended December 31, 2000. The average win per table game per day during the year ended December 31, 2001, decreased to $1,033, compared to $1,108 during the year ended December 31, 2000. During the year ended December 31, 2001, the decline in table games revenues was attributable to a decline of $16,311,000 or 11.7% in table drop and a decrease in the table hold from 16.0% to 15.4% in comparison to the prior year. The average daily win per state passenger count was $38 and the average daily win per patron was $67 during the year ended December 31, 2001, compared to an average daily win per state passenger count of $37 and an average daily win per patron of $68 during the year ended December 31, 2000.

         Consolidated room revenues totaled $1,079,000 or 0.8% of the gross revenue for the year ended December 31, 2001 and was attributed to the 25 days of operations for the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenue for the twelve months ended December 31, 2001 totaled $2,804,000 or 2.0% of gross revenues, compared to $1,565,000 or 1.3% of gross revenues for the year ended December 31, 2000. Majestic Star accounted for $1,614,000 or 1.3% of gross revenue for the twelve months ended December 31, 2001, an increase of $49,000 or 3.1% compared to the year ended December 31, 2000.

         Consolidated other revenues totaled $1,931,000 or 1.4% of consolidated gross revenues for the year ended December 31, 2001. Majestic Star accounted for $1,727,000 or 1.4% of its gross revenues, compared to $1,431,000 or 1.2% of gross revenues during the year ended December 31, 2000. Other revenue at Majestic Star consisted primarily of commission income.

         Consolidated promotional allowances deducted from the Company's gross revenues for the years ended December 31, 2001 and 2000, were $8,082,000 or 5.8% of gross revenues and $4,690,000 or 4.0% of gross revenues, respectively. Of this amount Majestic Star accounted for $5,771,000 or 4.6% of its gross revenue, an increase of $1,081,000 or 23.0% compared to the year ended December 31, 2000. Promotional allowances provided to the Majestic Star's gaming patrons at facilities located in, and/or owned by BHR for the year ended December 31, 2001 and 2000, totaled $805,000 and $435,000, respectively, and are characterized in the financial statements as an expense. BHR and other third-party operators of food kiosks invoice the Majestic Star monthly for these promotional allowances at cost, which approximates retail value.

         Consolidated casino operating expenses for the year ended December 31, 2001, totaled $28,213,000 or 20.4% of gross revenues and 21.3% of casino revenues compared to $23,787,000 or 20.1% of gross revenues and 20.6% of casino revenues, respectively, for the year ended December 31, 2000. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casino. Majestic Star accounted for $24,102,000 or 19.2% of Majestic Star gross revenues and 19.7% of Majestic

Star casino revenues compared to $23,787,000 or 20.1% of gross revenues and 20.6% of casino revenues, respectively, for the year ended December 31, 2000. The dollar increase of $315,000 in casino operating expenses is primarily attributed to an increase of $120,000 for gaming equipment rental and other various casino operating expenses.

         Consolidated gaming taxes totaled $34,835,000 or 25.2% of gross revenue for the year ended December 31, 2001, compared to $32,350,000 or 27.3% of gross revenue during the year ended December 31, 2000. Gaming taxes are levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%, plus $3 per passenger per the state passenger count. Majestic Star accounted for $34,026,000 or 27.1% of its gross revenues and 27.8% of casino revenue and $32,350,000 or 27.3% of its gross revenue and 28.0% of casino revenue, of gaming taxes, during the years ended December 31, 2001 and 2000, respectively. An additional $3,667,000 was paid during the year ended December 31, 2001, compared to $3,231,000 in the year ended December 31, 2000, to the City of Gary under an economic incentive agreement whereby Majestic Star pays 3% of adjusted gross receipts directly to the City.

         Advertising and promotion expenses include salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the year ended December 31, 2001 totaled $8,522,000 or 6.2% of gross revenues, compared to $8,348,000 or 7.0% for the year ended December 31, 2000. Of this amount, Majestic Star accounted for $7,596,000 or 6.1% of gross revenues for the year ended December 31, 2001 and $8,348,000 or 7.0% of gross revenues for the year ended December 31, 2000. The $752,000 or 9.0% decrease in advertising and promotion expenses during the year ended December 31, 2001 was primarily the result of a decrease in mass marketing expenditures partially offset by an increase in operating supplies.

         Consolidated general and administrative expenses for the year ended December 31, 2001 were $24,241,000 or 17.5% of gross revenues, compared to $23,192,000 or 19.6% of gross revenues during the year ended December 31, 2000. Majestic Star accounted for $22,671,000 or 18.1% of its gross revenue for the year ended December 31, 2001 and $22,942,000 or 19.4% of its gross revenue for the year ended December 31, 2000. These expenses included $6,317,000 for berthing fees paid to BHR, $6,151,000 for marine operations including housekeeping, and $2,693,000 for security and surveillance operations during the year ended December 31, 2001. The dollar decrease of $271,000 in these expenses is primarily attributed to a reduction of $651,000 in berthing fees, partially offset by higher professional fees and fees to the Indiana Gaming Commission.

         Consolidated depreciation and amortization for the year ended December 31, 2001 was $11,789,000 or 8.5% of gross revenues, compared to $11,172,000 or
9.4% of gross revenues during the year ended December 31, 2000. Depreciation and amortization attributed to Majestic Star for the year ended December 31, 2001 was $10,868,000 or 8.7% of its gross revenue compared to $11,172,000 or 9.4% of its gross revenue during the year ended December 31, 2000. The dollar decrease totaled $304,000. The decrease for the year ended December 31, 2001 is primarily attributable to machinery and equipment being fully depreciated and deferred licensing fees being fully amortized. The loss relating to its investment in BHR (for depreciation and amortization) for the years ended December 31, 2001 and 2000 was $2,798,000 and $2,059,000, respectively.

         The consolidated operating income for the year ended December 31, 2001 was $14,266,000 or 10.3% of gross revenues, compared to an operating income for the year ended December 31, 2000 of $8,862,000 or 7.6% of gross revenues. Operating income attributed to the Majestic Star for the year ended December 31, 2001 was $14,505,000 or 11.6% of its gross revenue compared to $9,112,000 or 7.7% of its gross revenue. During the year ended December 31, 2001, Majestic Star had a net loss on the disposition of assets totaling $12,000. The $5,393,000 or 59.2% increase is attributed to a 6.0% increase in gross Majestic Star revenues partially offset by increased expenses as previously discussed.

         The consolidated net interest expense for the year ended December 31, 2001 was $15,628,000 or 11.3% of gross revenues compared to $14,105,000 or 11.9%
for the same period last year. Net interest expense attributed to the Majestic Star for the year ended December 31, 2001 was $14,636,000 or 11.7% of gross revenues, compared to $14,158,000 or 12.0% for the same period last year. The $478,000 increase in net interest expense at Majestic Star is primarily attributed to a $659,000 decrease in interest income, partially offset by a $181,000 increase in interest expense associated with the line of credit.

         The Company's expense on the redemption of its 12-3/4% Senior Secured Notes for the year ended December 31, 2000 was $382,500 and is classified as an extraordinary item. Other non-operating expenses of $149,000 and $125,000 for the years ended December 31, 2001 and 2000, respectively, represent fees associated with the line of credit.

         As a result of the foregoing, the Company realized a consolidated loss of $1,551,000 during the year ended December 31, 2001, compared to a loss (before the extraordinary item) of $5,368,000 during the year ended December 31, 2000. The Majestic Star realized a loss of $280,000 during the year ended December 31, 2001, compared to a loss (before the extraordinary item) of $5,368,000 during the year ended December 31, 2000. The Majestic Star net losses were $280,000 and $5,750,000 during the years ended December 31, 2001, and 2000, respectively.

Liquidity and Capital Resources

         At December 31, 2002, the Company had cash and cash equivalents of $24,548,000. This amount included $15,984,000 at Majestic Investor Holdings, LLC and $8,564,000 at Majestic Star. During the year ended December 31, 2002, the Company's capital expenditures at Majestic Star were $5,182,000, which included $3,600,000 for slot machines and other gaming equipment, $505,000 for construction in progress, $302,000 for furniture and equipment, $239,000 for computer equipment and software, $158,000 for leasehold improvements, and $134,000 for vessel and barge improvements. These capital expenditures include an additional $2,204,000 for the settlement of disputed use tax payments associated with the chartered vessel and the subsequent construction of the permanent vessel. The Company also made a capital contribution of $359,000 to BHR during the year ended December 31, 2002.

         The Company, including the accounts of Majestic Investor, LLC, has met its capital requirements to date through net cash from operations. For the year ended December 31, 2002, net cash provided by operating activities totaled $21,305,000, compared to net cash provided by operating activities of $12,411,000 during the year ended December 31, 2001. At Majestic Star for the year ended December 31, 2002, net cash provided by operating activities totaled $8,960,000 and cash used by investing activities totaled $5,652,000, compared to $8,840,000 provided by operating activities and $4,393,000 used in investing activities, during the year ended December 31, 2001. At the Majestic Star for the year ended December 31, 2002, cash used in financing activities totaled $2,965,000, compared to $8,778,000 used in financing activities during the year ended December 31, 2001. As of March 31, 2003, there are no outstanding borrowings under the Majestic Star Credit Facility and Investor Holdings Credit Facility.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for at least the year 2003. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, principally dockside gambling in Illinois and the purchase of certain Indiana gaming facilities by larger more recognized brand names, will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

New Accounting Principles

         In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

      In April 2002, the Financial Accounting Standards Board issued SFAS 145. SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

      In June 2002, the Financial Accounting Standard Board issued Statement 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that is has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows. Disclosures concerning guarantees are found in Notes 10 and 17 to our audited financial statements.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities ("VIE")". This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

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

         Revenue Recognition - Casino revenues is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenue are recognized at the time the related service is performed.

         Goodwill and Other Intangible Assets - We have approximately $5.9 million of goodwill and $17.7 million of other intangibles assets recorded on our balance sheet at December 31, 2002, related to the acquisition of the Fitzgeralds properties. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         Property and Equipment - At December 31, 2002, we have approximately $164.8 million of net property and equipment recorded on our balance sheet. Third-party valuations were obtained for property and equipment and intangible assets acquired in connection with the Fitzgeralds acquisitions. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

         Casino Club Liability - The Fitzgeralds casinos offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Fitzgeralds casinos' redemption history. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

         Self-Insurance - The Company maintains accruals for their self-insured health program, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

         Litigation, Claims and Assessments - We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

Contractual Commitments:

         The following table summarizes our consolidated obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases at December 31, 2002.


                                                                     Payments Due By Year
Contractual Obligations             2003         2004          2005         2006          2007        Thereafter        Total
                                 ------------------------------------------------------------------------------------------------

Long Term Debt                   $  134,084   $   84,984   $   30,082   $128,879,771   $145,531,448   $         -    $274,660,369
Capital Leases                            -            -            -              -              -             -    $          -
Operating Leases                  1,922,915    1,550,269    1,500,130      1,477,845      1,477,845    10,929,895    $ 18,858,899
                                 ------------------------------------------------------------------------------------------------
            Total                $2,056,999   $1,635,253   $1,530,212   $130,357,616   $147,009,293   $10,929,895    $293,519,268


                                                                      Payments Due By Year
Other Commercial Commitments         2003        2004          2005         2006          2007        Thereafter        Total
                                 ------------------------------------------------------------------------------------------------

Lines of Credit                  $        -   $        -   $        -   $          -   $          -   $         -    $          -
                                 ------------------------------------------------------------------------------------------------
            Total                $        -   $        -   $        -   $          -   $          -   $         -    $          -



FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Substantial Debt

Our significant indebtedness could adversely affect our financial health.

         We have a significant amount of debt. We currently have outstanding $130.0 million of long-term debt represented by the Majestic Star Senior Secured Notes and $151.8 million of long-term debt represented by the Investor Holdings Senior Secured Notes. In addition, the Majestic Star Indenture will permit us to incur additional debt in certain circumstances, including financing the purchase of furniture and equipment.

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

We may be unable to retain management at Majestic Star or the three Fitzgeralds casinos.

         The Company retains management and key executives through a combination of programs and techniques including, employment agreements, performance based compensation, and other types of incentives and benefit packages. The Company does not award stock or stock options.

          A number of current members of management and key executives are under employment contracts. Some contracts expire in 2003. While the Company will make every reasonable effort to maintain those management and key executives that are viewed as valuable to the operations of Majestic Star Casino and the Fitzgeralds properties, there can be no assurance as to our success. Though we will attempt to fill vacated management and key executive positions determined as necessary to our operations, there can be no estimate as to the time frame in filling these positions. Any delays in filling these positions could have a materially negative impact to our operations and financial results.

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

         The ownership, management and operation of gaming facilities is subject to extensive laws, regulations and ordinances that are administered by various federal, state and local government entities and agencies. The gaming authorities located in the jurisdictions in which we operate have broad authority and discretion to require us and our officers, directors, managers, members, employees and certain security holders to obtain various licenses, registrations, permits, findings of suitability and other approvals. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines or forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions would have a material adverse effect on us.

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

         As of December 31, 2002, the Majestic Star Casino employed approximately 1,006 people and the BHR Joint Venture employed approximately 224 people. Any labor disruptions or work stoppages could have a material adverse effect on our operations. A significant number of such employees are unionized.

Energy price increases may adversely affect our costs of operations and our revenues.

         Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity and petroleum-based products in the United States will negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which could negatively impact our revenues.

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

The recent war with Iraq and any future occurrences of terrorist or other destabilizing events, could negatively affect our revenues and cash flow.

         Recent military action, the prospects of extended military action and the fear of domestic terrorism has resulted in a decline in vacation travel and tourism. The magnitude and duration of these effects is unknown and cannot be predicted. Any decline in vacation travel and tourism could adversely affect our revenues, particularly with respect to Fitzgeralds Las Vegas, where the majority of our customers rely on air travel to visit our casino property. Continued or even worsening negative market conditions related to any future occurrences of terrorist actions or other destabilizing events, and other actions that perpetuate a climate of war could cause existing and potential customers to further delay and cancel travel, convention and vacation plans, could decrease wagering and increase costs, and as a result could adversely affect our revenues and cash flow in the future.

We are prohibited by the Majestic Star Indenture from engaging in certain transactions with Investor and Investor Holdings.

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

         Any failure by the Joint Venture Partner to fund operations or make lease payment, or any significant conflicts between our Joint Venture Partner and us could have an adverse effect on the operations of the Buffington Harbor Gaming Complex, which would adversely affect our business.

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

We are subject to potential exposure to environmental liabilities

         The Buffington Harbor Gaming Complex is located on a site where prior industrial operations and activities may have resulted in contamination of the environment. As the owner and operator of the Majestic Star Casino and a member of the BHR Joint Venture, we could be held responsible for the costs of addressing any contamination. Our liability under applicable environmental laws may be imposed without regard to whether we knew of, or were responsible for, the presence of hazardous substances and, in some cases, may not be limited to the value of the affected property. There can be no assurance that further development of the facility, or of a new harbor, and the related construction, will not identify environmental contamination. If this were to occur, the costs of remediation or the disruption to our business could adversely affect our operations and may also adversely affect our ability to sell, lease or operate the property or to borrow against it. Neither the BHR Joint Venture nor we is entitled to indemnification from any prior owners or operators of the site with respect to environmental matters.

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

         At March 31, 2003, Majestic Star had no outstanding borrowings under its credit facility.

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

         See Item 15(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 2002. The Company does not have directors since it is a limited liability company.



Name and Age                  Position(s) Held
------------                  ----------------

Don H. Barden, 59             Chairman, President and Chief Executive Officer

Michael E. Kelly, 41          Executive Vice President, Chief Operating Officer
                                and Secretary

Jon S. Bennett, 42            Vice President and Chief Financial Officer


          Don H. Barden, is the Manager, Chairman, President and Chief Executive Officer of the Company and, since November 16, 1993, Chairman and President of BDI, with responsibility for key policy-making functions. Since their formations, Mr. Barden is also President and Chief Executive Officer of Investor and Manager of Investor Holdings; Barden Colorado Gaming, LLC; Barden Mississippi Gaming LLC; and Barden Nevada Gaming, LLC; Chairman, President and Chief Executive Officer of Investor Holdings, Majestic Investor Capital Corp. ("Investor Capital"), Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC. Mr. Barden also has served as a director of Investor Capital since its formation. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the past 35 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade.

         Michael E. Kelly, is the Manager, Executive Vice President, Chief Operating Officer and Secretary of the Company since January 1, 1999, with overall responsibility for the daily operations. Mr. Kelly also served as Chief Financial Officer from April 1996 to October 2002. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of the Company with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly assumed the responsibility for management of daily operations and related activities of the Company effective October 17, 1998. From October 1998 through October 2001, Mr. Kelly also served as the Company's General Manager. Mr. Kelly is a Vice President of BDI since April 1996 and director of Majestic Investor Capital Corp. since its formation. Since their formation, Mr. Kelly is also Executive Vice President, Chief Operating Officer of Investor; Manager of Investor Holdings, and Barden Mississippi Gaming, LLC; Executive Vice President, Chief Operating Officer and Secretary of Investor Holdings, Investor Capital, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC; Director of Majestic Investor Capital Corp. From 1982 to 1996, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, by Fitzgeralds Gaming Corporation and by Empress River Casino Corporation and its affiliates.

        Jon S. Bennett, is the Vice President and Chief Financial Officer of the Company since October 21, 2002 with overall responsibility for all aspects of the Company's financial management, accounting and reporting processes. Mr. Bennett is also the Vice President and Chief Financial Officer for Investor Holdings, Majestic Investor, Majestic Star Capital, Majestic Investor Capital, Barden Mississippi Gaming LLC, Barden Colorado Gaming LLC and Barden Nevada Gaming LLC. Prior to Mr. Bennett's appointment as Vice President and Chief Financial Officer, Mr. Bennett was Vice President of Finance and Administration for Barden Mississippi Gaming LLC from the acquisition, December 6, 2001 to the date of his promotion, October 21, 2002. Mr. Bennett has held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance and Administration for Fitzgeralds Tunica from April 30, 1997 to December 5, 2001 and Director of Finance for three Fitzgeralds properties located in Reno, Nevada. Mr. Bennett was also Chief Financial Officer for Peppermill Casinos, Inc. from May, 1995 to April, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned for services performed for Majestic Star, Investor and, following its formation in September of 2001, Investor Holdings and each of its subsidiaries, during the fiscal year ended December 31, 2002, 2001 and 2000 by our Chief Executive Officer and our other executive officers (collectively the "Named Executive Officers"). All compensation is paid by the Company.

                           Summary Compensation Table

                                                                Annual
                                                           Compensation (1)                             All Other
              Name and Position                Year             Salary              Bonus            Compensation (2)
              -----------------                ----             ------              -----            -----------------

Don H. Barden (3)                               2002         $    370,000         $         -         $  124,533
        Chairman, President and Chief           2001              332,788                   -              1,271
        Executive Officer                       2000              331,250                   -                920

Michael E. Kelly (3)                            2002         $    423,077         $    50,000        $    72,370
        Executive Vice President, Chief         2001              296,635             175,000             24,901
        Operating and Secretary                 2000              280,000             100,000             18,589

Jon S. Bennett (3)                              2002         $    212,716         $    43,000        $     3,433
        Vice President and                      2001                    -                   -                  -
        Chief Financial Officer                 2000                    -                   -                  -



Notes:
     1. The incremental cost to the Company of providing perquisites and other personal benefits did not exceed, as to any "Named Executive Officer," the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

     2. In 2002, the Company contributed a 401(k) match of $12,900 to Mr. Kelly. Mr. Kelly was also reimbursed $5,000 for non-deductible medical plan expenditures. In 2002, life insurance premiums of $124,533 and $3,324 were paid on behalf of Messrs. Barden and Kelly, respectively. In 2002, the Company paid Mr. Kelly $38,511 for relocation expenses and $12,635 for automobile allowance. Mr. Kelly's salary in 2002 includes $23,077 for unused vacation for 2001. In 2002, Majestic Star contributed a 401(k) match of $3,433 to Mr. Bennett.

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

     3. All compensation for Messrs. Barden, Kelly and Bennett is paid by the Company, but a portion of such compensation is reimbursed by Investor Holdings through an expense sharing agreement. See Item 13 - "Certain Relationships and Related Transactions."


Employment Agreements

         Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with the Company.

         Mr. Kelly serves as our Executive Vice President, Chief Operating Officer and Secretary pursuant to a three-year employment agreement with the Company dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the consolidated Company's performance. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in the Company's 401(k) plan, together with a $100,000 signing bonus and an interest-free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

         Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement with Majestic Star dated October 21, 2002. Under this agreement, Mr. Bennett will receive base compensation of $250,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Company's 401(k) plan and reimbursement of relocation expenses. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement. Mr. Bennett's employment agreement contains certain non-competition provisions with a duration of 12 months if Mr. Bennett should voluntarily terminate his employment within 18 months of the commencement date of his employment agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The Company is indirectly wholly-owned by Don H. Barden, its Chairman, President and Chief Executive Officer.

         The following table sets forth certain information, as of the date hereof, with regard to the beneficial ownership of the membership interests in the Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Related Parties

         In December 2001, Investor Holdings issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum and was paid in full, with accrued interest, on March 17, 2003.

         During 2001, Majestic Star made a $300,000 employee loan to Mr. Barden. This loan bears interest at a rate of 7% per annum through December 12, 2002, increasing to 10% thereafter. On March 17, 2003 a partial payment was made leaving $84,089 of principal and $28,750 of interest outstanding as of the partial payment date.

         On January 31, 2002, Majestic Star made a $200,000 employee loan to Mr. Kelly. This loan bears no interest and is due and payable in full on January 31, 2005. As of March 31, 2003, the outstanding balance is $133,000.

LLC Manager Agreement

         A LLC Manager Agreement was entered into on June 18, 1999 with BDI to provide for, among other things, BDI to act as our manager. Distributions of profits to BDI are limited under the terms of the Indenture governing the Majestic Star Senior Secured Notes. The distributions for each fiscal quarter cannot exceed 5% of the Company's Consolidated Cash Flow (as defined in the Indenture for the Majestic Star Senior Secured Notes) for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Majestic Star Indenture or if the Company does not meet certain financial ratios as provided in such Indenture.

       During the twelve months ended December 31, 2002, Majestic Star made distributions of approximately $3.0 million to BDI. These distributions were made in accordance with the LLC Manager Agreement between the Company and BDI dated June 18, 1999.

       During the twelve months ended December 31, 2002, Investor Holdings made distributions of approximately $2.5 million to BDI. These distributions were made in accordance with the LLC Manager Agreement between Investor Holdings and BDI dated December 5, 2001.

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

Naming Rights Agreement

         Gary New Century, LLC ("GNC"), a company wholly-owned by Mr. Barden, intends to develop an outdoor amphitheater on property it owns adjacent to the Company's riverboat gaming facility. The Company entered into a Naming Rights Agreement with GNC effective as of October 31, 2001. Pursuant to the Naming Rights Agreement, GNC agreed to use the name "The Majestic Star Amphitheater" as the name of the amphitheater and the Company paid GNC $1.5 million during 2001 for such rights. The initial term of the Naming Rights Agreement is three years commencing on the opening of the amphitheater.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectives of the design an operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.  Financial Statements as listed on Page F-1.

        2.  Financial Statement Schedule as listed on Page F-1.

        3. Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)     Reports on Form 8-K:

            None.

(c)     Exhibits:

        The exhibits included as part of this report are listed in the attached
        Exhibit Index, which is incorporated herein by reference.

                         THE MAJESTIC STAR CASINO, LLC


                          INDEX OF FINANCIAL STATEMENTS

THE MAJESTIC STAR CASINO, LLC

      Report of Independent Accountants                                                                               F-2

      Consolidated Balance Sheets as of December 31, 2002 and 2001                                                    F-3

      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                      F-4

      Consolidated Statements of Changes of Members' Deficit for the years ended December 31, 2002, 2001 and 2000     F-5

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                      F-6

      Notes to the Consolidated Financial Statements                                                                  F-7

      Schedule II - Valuation and Qualifying Accounts                                                                 F-38

INDEX TO HISTORICAL COMBINED FINANCIAL STATEMENTS OF FITZGERALDS LAS  VEGAS,
      INC., FITZGERALDS MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY
      COMPANY (DEBTORS-IN-POSSESSION)(WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING
      CORPORATION)*

      Report of Independent Accountants                                                                               F-39

      Combined Balance Sheets as of December 31, 2000 and December 6, 2001                                            F-41

      Combined Statements of Operations for the years ended December 31, 1999, 2000 and for the period
          ended December 6, 2001                                                                                      F-42

      Combined Statements of Stockholder's Deficiency for the years ended December 31, 1999, 2000 and
          for the period ended December 6, 2001                                                                       F-43

      Combined Statements of Cash Flows for the years ended December 31, 1999, 2000 and for the period
          ended December 6, 2001                                                                                      F-44

      Notes to the Combined Financial Statements                                                                      F-46

      Supplemental Combining Schedules:

      Combining Statement of Operations Information for the Year Ended December 31, 1999                              F-67

      Combining Statement of Cash Flows Information for the Year Ended December 31, 1999                              F-69

      Combining Balance Sheet Information at December 31, 2000                                                        F-71

      Combining Statement of Operations Information for the Year Ended December 31, 2000                              F-73

      Combining Statement of Cash Flows Information for the Year Ended December 31, 2000                              F-74

      Combining Balance Sheet Information at December 6, 2001                                                         F-76

      Combining Statement of Operations Information for the Period from January 1, 2001 through December 6, 2001      F-78

      Combining Statement of Cash Flows Information for the Period from January 1, 2001 through December 6, 2001      F-79

      Schedule II - Valuation and Qualifying Accounts                                                                 F-81

FINANCIAL STATEMENTS OF BUFFINGTON HARBOR RIVERBOATS, LLC:

      Report of Independent Accountants                                                                               F-82

      Balance Sheets at December 31, 2002 and 2001                                                                    F-84

      Statements of Operations for the years ended December 31, 2002, 2001 and 2000                                   F-85

      Statements of Changes of Members' Capital for the years ended December 31, 2002, 2001 and 2000                  F-86

      Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                                   F-87

      Notes to the Financial Statements                                                                               F-88

* The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. In order to comply with Rule 3-02 of Regulation S-X, the historical predecessor financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company are included in this Annual Report on Form 10-K for the year ended December 31, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
The Majestic Star Casino, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page F-1 present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Las Vegas, Nevada
February 23, 2003, except for Note 15,
as to which the date is March 17, 2003

ITEM 1.
                          THE MAJESTIC STAR CASINO, LLC
          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001


                                                                       2002              2001
                                                                   -------------    -------------
ASSETS
Current Assets:
       Cash and cash equivalents                                   $  24,547,881    $  25,925,291
       Restricted cash                                                   250,000                -
       Accounts receivable, less allowance for doubtful accounts
              of $ 372,689 and $359,702, respectively                  2,974,726        3,095,604
       Inventories                                                       982,486          995,708
       Prepaid expenses                                                2,921,064        2,190,255
       Note receivable due from affiliate                                700,000          700,000
       Due from Buffington Harbor Riverboats, L.L.C                      217,925          333,838
                                                                   -------------    -------------
              Total current assets                                    32,594,082       33,240,696
                                                                   -------------    -------------

Property, equipment and improvements, net                            164,809,158      170,195,013

Intangible assets, net                                                17,691,746       19,290,753

Goodwill                                                               5,922,398       10,602,250

Other Assets:
       Deferred financing costs, net of accumulated amortization
              of $4,375,528 and $2,202,831, respectively               9,372,067       10,530,426
       Investment in Buffington Harbor Riverboats, L.L.C              31,833,311       33,898,771
       Restricted cash                                                 1,000,000        1,000,000
       Other assets, prepaid leases and deposits                      12,587,112       12,317,704
                                                                   -------------    -------------
              Total other assets                                      54,792,490       57,746,901
                                                                   -------------    -------------

              Total Assets                                         $ 275,809,874    $ 291,075,613
                                                                   =============    =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
       Current maturities of long-term debt                        $     134,084    $   6,656,574
       Accounts payable                                                4,048,298        2,978,502
       Payroll and related                                             7,656,515        6,194,601
       Accrued interest                                                1,473,785        8,294,312
       Other accrued liabilities                                      11,895,469       13,036,178
                                                                   -------------    -------------
              Total current liabilities                               25,208,151       37,160,167

Long-term debt, net of current maturities                            274,526,285      273,896,933
                                                                   -------------    -------------

              Total Liabilities                                      299,734,436      311,057,100

Commitments and contingencies                                            250,000                -

Member's Deficit                                                     (24,174,562)     (19,981,487)
                                                                   -------------    -------------

              Total Liabilities and Member's Deficit               $ 275,809,874    $ 291,075,613
                                                                   =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001, AND DECEMBER 31, 2000

                                                      For the Year Ended      For the Year Ended      For the Year Ended
                                                       December 31, 2002       December 31, 2001       December 31, 2000
                                                      ------------------      ------------------      ------------------

REVENUES:
     Casino                                                $ 293,788,942           $ 132,553,506           $ 115,455,271
     Rooms                                                    15,495,620               1,079,456                       -
     Food and beverage                                        21,094,121               2,803,706               1,564,684
     Other                                                     5,546,624               1,930,561               1,431,304
                                                           -------------           -------------           -------------

          Gross revenues                                     335,925,307             138,367,229             118,451,259

          Less promotional allowances                        (39,219,124)             (8,081,983)             (4,689,543)
                                                           -------------           -------------           -------------

          Net revenues                                       296,706,183             130,285,246             113,761,716

COSTS AND EXPENSES:
     Casino                                                   87,159,935              28,213,481              23,787,240
     Rooms                                                     9,014,354                 628,910                       -
     Food and beverage                                        13,553,116               3,024,356               2,402,518
     Other                                                     1,559,861                 108,732                       -
     Gaming taxes                                             51,572,106              34,834,624              32,350,368
     Advertising and promotion                                20,919,305               8,522,115               8,347,889
     General and administrative                               51,753,800              24,240,726              23,192,220
     Economic incentive - City of Gary                         3,980,501               3,667,100               3,230,679
     Depreciation and amortization                            23,501,577              11,788,356              11,172,350
     Loss on disposal of assets                                    5,219                  12,114                 416,904
     Pre-opening expenses                                         13,391               1,018,234                       -
                                                           -------------           -------------           -------------

          Total costs and expenses                           263,033,165             116,058,748             104,900,168
                                                           -------------           -------------           -------------

          Operating income                                    33,673,018              14,226,498               8,861,548

OTHER INCOME (EXPENSE):
     Interest income                                             193,792                 399,752                 893,453
     Interest expense                                        (32,436,813)            (16,028,074)            (14,998,377)
     Other non-operating expense                                (183,200)               (148,690)               (124,503)
                                                           -------------           -------------           -------------
          Total other expense                                (32,426,221)            (15,777,012)            (14,229,427)
                                                           -------------           -------------           -------------

          Income (loss) before extraordinary item              1,246,797              (1,550,514)             (5,367,879)

EXTRAORDINARY ITEM:
     Gain (loss) on bond redemption                               68,957                       -                (382,500)
                                                           -------------           -------------           -------------

          Net income (loss)                                $   1,315,754           $  (1,550,514)             (5,750,379)
                                                           =============           =============           =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT

For the Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

                                                Capital          Accumulated               Total
                                             Contributions         Deficit           Members' Deficit
                                             -------------      -------------        ----------------

Balance, December 31, 1999                    $ 24,000,000      $ (41,082,984)         $ (17,082,984)
Net loss                                                 -         (5,750,379)            (5,750,379)
Distribution to Manager                                  -           (597,610)              (597,610)
                                             --------------------------------------------------------

Balance, December 31, 2000                      24,000,000        (47,430,973)           (23,430,973)
Member's contribution                            5,000,000                  -              5,000,000
Net loss                                                 -         (1,550,514)            (1,550,514)
                                             --------------------------------------------------------

Balance, December 31, 2001                      29,000,000        (48,981,487)           (19,981,487)
Net income                                               -          1,315,754              1,315,754
Distribution to Manager                                  -         (5,508,829)            (5,508,829)
                                             --------------------------------------------------------

Balance, December 31, 2002                    $ 29,000,000      $ (53,174,562)         $ (24,174,562)
                                             ========================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001, AND DECEMBER 31, 2000

                                                                   FOR THE YEAR ENDED     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2002      DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                   ------------------     ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   1,315,754         $  (1,550,514)          $  (5,750,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                         15,287,877             6,987,173               6,835,778
      Amortization                                                          5,789,308             2,003,444               2,277,903
      Loss on investment in Buffington Harbor Riverboats, L.L.C             2,424,392             2,797,740               2,058,669
      Loss on sale of assets                                                    5,219                12,114                 416,904
      (Gain) loss on bond redemption                                          (68,957)                    -                 382,500
Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                              224,482              (440,012)                (65,416)
      Decrease in inventories                                                  13,222                36,221                  13,570
      (Increase) decrease in prepaid expenses                              (1,259,507)             (539,246)                405,411
      Decrease (increase) in other assets                                   1,511,208              (470,733)             (1,738,980)
      Increase (decrease) in accounts payable                                 873,426               637,465                 (69,794)
      Increase in accrued payroll and related expenses                      1,375,464               203,763                 171,458
      Decrease (increase) in accrued interest                              (6,820,527)            1,187,254                (796,202)
      Increase in other accrued liabilities                                   633,362             1,546,616                 605,290
                                                                        -------------         -------------           -------------
          Net cash provided by operating activities                        21,304,723            12,411,285               4,746,712
                                                                        -------------         -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment for purchase of Fitzgeralds, net of cash received                     -          (143,758,152)                      -
      Payment of acquisition related costs                                   (986,158)                    -                       -
      Proceeds from seller from purchase price adjustment                   3,800,000                     -                       -
      Acquisition of property, equipment and improvements                 (10,396,222)           (5,089,848)             (3,039,635)
      (Increase) decrease in prepaid lease and deposits                      (113,186)            2,287,437                 (98,404)
      Purchase of naming rights                                                     -            (1,500,000)                      -
      (Increase) decrease in restricted cash                                 (250,000)            2,000,000              (2,000,000)
      Investment in Buffington Harbor Riverboats, L.L.C                      (358,918)             (214,665)             (7,836,489)
      Purchase of 49% interest in Gary New Century                                  -                     -              (9,000,000)
      Sale of 49% interest in Gary New Century                                      -                     -               9,000,000
      Proceeds from sale of equipment                                          53,117                 1,850                 179,200
                                                                        -------------         -------------           -------------
          Net cash used in investing activities                            (8,251,367)         (146,273,378)            (12,795,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of 12-3/4% Senior Secured Notes                                    -                     -              (6,382,500)
      Proceeds from issuance of 11.653% Senior Secured Notes                        -           145,000,400
      Line of credit, net                                                  (6,500,000)           (1,300,000)              7,800,000
      Payment of 11.653% Senior Secured Notes issuance costs               (1,523,568)           (5,349,230)
      Member's equity contribution                                                  -             5,000,000
      Decrease in restricted cash                                                   -                     -               7,357,874
      Cash paid for redemption of 11.653% Senior Secured Notes               (759,038)                    -
      Cash paid to reduce long-term debt                                     (139,331)             (983,298)             (2,154,680)
      Issuance of loans to Barden Development, Inc.                                 -              (700,000)             (6,000,000)
      Cash received from loans from Barden Development, Inc.                        -             2,000,000               4,000,000
      Distribution to Barden Development, Inc.                             (5,508,829)                    -                (597,610)
                                                                        -------------         -------------           -------------
          Net cash provided by (used in) financing activities             (14,430,766)          143,667,872               4,023,084
                                                                        -------------         -------------           -------------
Net increase (decrease) in cash and cash equivalents                       (1,377,410)            9,805,779              (4,025,532)
Cash and cash equivalents, beginning of period                             25,925,291            16,119,512              20,145,044
                                                                        -------------         -------------           -------------
Cash and cash equivalents, end of period                                $  24,547,881         $  25,925,291           $  16,119,512
                                                                        =============         =============           =============
INTEREST PAID:
      Equipment Debt                                                    $      44,667         $      35,898           $     237,513
      Senior Secured Notes - Fixed Interest 10-7/8%                     $  21,206,250         $  14,137,500           $  14,648,021
      Senior Secured Notes - Fixed Interest 12.75%                      $           -         $           -           $     382,500
      Senor Secured Notes - Contingent Interest, 12.75%                 $           -         $           -           $     250,545
      Senior Secured Notes - Fixed Interest 11.653%                     $  17,702,015         $           -           $           -
      Lines of credit                                                   $     303,878         $     423,831           $     276,000
      Indiana Department of Revenue                                     $           -         $     260,374           $           -
SUPPLEMENTAL NONCASH OPERATING AND FINANCING ACTIVITIES:
Elimination of slot based progressives                                  $     400,000         $           -           $           -
Elimination of slot club                                                $   1,300,000         $           -           $           -
Conversion of Investment in Buffington Harbor Riverboats, LLC
      to prepaid lease                                                  $           -         $   6,213,615           $           -



       The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993, as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. Majestic Investor, LLC ("Investor") was formed in September 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes (the "Majestic Star Senior Secured Notes"). Investor was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary.

Investor entered into a definitive purchase and sale agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation and certain of its affiliates (the "Seller") to purchase substantially all of the assets of three of its subsidiaries for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. Investor assigned all of its rights and obligations to Majestic Investor Holdings, LLC, ("Investor Holdings") a wholly-owned subsidiary of Investor, following the formation of Investor Holdings. Investor Holdings completed the purchase of the Fitzgeralds assets on December 6, 2001. The Fitzgeralds brand casinos are "restricted subsidiaries" of Investor Holdings under the Indenture relating to Majestic Investor Holdings, LLC's 11.653% Senior Secured Notes (the "Investor Holdings Senior Secured Notes") and "unrestricted subsidiaries" under the Company's Indenture relating to the Majestic Star Senior Secured Notes.

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

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

RESTRICTED CASH - At December 31, 2002 and December 31, 2001 restricted cash of $1,000,000 represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Barden Nevada Gaming, LLC. Also, at December 31, 2002, restricted cash of $250,000 at Investor Holdings secures a letter of credit for self insured workers compensation at Barden Mississippi Gaming, LLC and Barden Colorado Gaming, LLC.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2002, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

OTHER ASSETS - The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets include $1,177,162 and $1,243,910 of base stock inventories at December 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statement of operations when incurred.

CAPITALIZED INTEREST - The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money.

DEFERRED FINANCING COSTS - Deferred financing costs represent agent's commissions, closing costs and professional fees incurred in connection with the issuance of the Company's 10 7/8% Senior Secured Notes and a $20.0 million credit facility with Foothill Capital Corporation (the "Majestic Star Credit Facility"), and Investor Holdings Senior Secured Notes and a $15.0 million credit facility with Foothill Capital Corporation ("the Investor Holdings Credit Facility"). Such costs are being amortized over the terms of the related notes and lines of credit, respectively, using the effective interest method.

DEFERRED COSTS - Development and obligation payments to the City of Gary, (the "City") and licensing costs represent direct costs associated with the development of the riverboat casino, and were deferred until operations commenced on June 7, 1996. These costs have been amortized over five years, the life of the gaming license.

GOODWILL - Goodwill represents the cost of the Fitzgeralds assets acquired in excess of their fair value. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS - Intangible assets are amortized over their estimated useful lives, generally eight to ten years. See Note 7.

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. - The Company accounts for its 50 percent interest in Buffington Harbor Riverboats, L.L.C. ("BHR") under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company's share of BHR's net income or loss.

CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenue are recognized at the time the related service is performed.

PROMOTIONAL ALLOWANCES - Cash discounts and other cash incentives related to gaming play are recorded as a reduction of gross casino revenues. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:


                                      Year Ended December 31,
                                2002             2001            2000
                                ----             ----            ----

Rooms                   $     4,121,861  $       254,918  $             -
Food and Beverage            11,414,415        1,008,421          179,782
Other                         1,354,876          231,933          105,391
                          --------------    -------------   --------------
                        $    16,891,152  $     1,495,272  $       285,173


The estimated retail value of such promotional allowances is included in operating revenues as follows:


                                      Year Ended December 31,
                                2002             2001              2000
                                ----             ----              ----

Rooms                   $      5,592,973  $        436,701  $               -
Food and Beverage             11,990,058         1,070,136            243,108
Other                          1,302,589           368,659            167,579
                          ---------------    --------------    ---------------
                        $     18,885,620  $      1,875,496  $         410,687

PRE-OPENING EXPENSES - Pre-opening expenses are expensed as incurred.

FEDERAL INCOME TAXES - The Company has historically been treated as a partnership for U.S. federal income tax purposes. As a result of a change in the Company's ownership structure in June 2001, the Company ceased to be a partnership for U.S. federal income tax purposes, and is now an entity disregarded for U.S. federal income tax purposes. At all times during 2002, income of the Company was taxed directly to its members, and, accordingly, no provision for federal income taxes is reflected in the financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2002 and 2001.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated advertising costs included in advertising and promotion expenses were $4,000,467, $2,698,484, and $3,169,974 for the years ended December 31,
2002, 2001 and 2000, respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 1, 2002 SFAS 142 requires annual impairment review all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2002 and concluded that there was no impairment. See Note 7.

CASINO CLUB LIABILITY - The Fitzgeralds properties have accrued for the liability of points earned but not redeemed by its casino club members, less inactive players and expired points. The liability is calculated based on average historical redemption rate. Expenses incurred from actual cash redemption and the change in reserve for club redemption is included in promotional allowances on the consolidated statement of operations.

PROGRESSIVE LIABILITY - The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

SELF-INSURANCE LIABILITY - The Company maintains accruals for their self-insured health program, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value. The Company also estimates that the fair value of its long-term debt approximates its carrying value based on quoted market prices for the same or similar issues.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board issued Statement 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". Under SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after

                            MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 15, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS 145. SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

In June 2002, the Financial Accounting Standard Board issued Statement No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that is has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows. Disclosures concerning guarantees are found in Notes 10 and 17.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities ("VIE")". This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

RECLASSIFICATION - The consolidated financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

3.  Certificate of Suitability

On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates (the "Certificate") for a riverboat owner's license for a riverboat casino to be docked in

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the City. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five-year riverboat owner's license on June 3, 1996. On August 23, 2001, the Company's riverboat ownership license was renewed for a one-year period beginning June 7, 2001 (as under Indiana gaming laws, a licensee may only renew its original license for one-year periods). On May 13, 2002, the Company's riverboat ownership license was again renewed by the IGC for another one-year period beginning June 2, 2002. There can be no assurance that the Company's license will be renewed beyond the one-year period.

The second certificate was issued to Trump Indiana, Inc. ("Trump"). The Company and Trump jointly developed and operate a docking location from which the entities are conducting their respective riverboat gaming operations in the City.

4.  City of Gary, Indiana Development Obligation

On September 7, 1995, the Company and the City entered into an agreement for the purpose of summarizing procedures regarding the acquisition of a certain parcel of land in accordance with the Certificate. The Company paid the City $250,000 under the terms of this agreement. On September 29, 1995, the Company and Trump entered into an agreement with the City for which the Company paid the City $5,000,000. As of December 31, 2002, the deferred costs representing the Company's development obligation to the City has been fully amortized.

As of March 26, 1996, the City and the Company entered into a development agreement that supersedes the previous agreement between the City and the Company. The development agreement ("Development Agreement") requires the Company, among other things, (1) to invest $116 million in various on-site improvements over the succeeding five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gambling Act and (3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12 million.

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

5.  Acquisitions

On December 6, 2001, we, through certain indirect wholly-owned subsidiaries, completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi, Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations. The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Investor Holdings funded the acquisition through the issuance of its 11.653% Senior Secured Notes (see
Note 10). Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million reduction in the purchase price on

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001.

The $3.8 million reduction was taken against Goodwill. The results of operations for the twenty-five days ended December 31, 2001, since the acquisition on December 6, 2001, are included in our consolidated statement of operations. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.


                               At December 6, 2001
                               -------------------
                                (in millions)
Current assets                    $      12.2
Property and equipment                  122.9
Intangible assets                        19.4
Goodwill                                 10.6
Other noncurrent assets                   2.0
                                  ------------

        Total assets acquired           167.1
                                  ------------

Current liabilities                      14.0
Other noncurrent liabilities              0.4
                                  ------------

        Total liabilities assumed        14.4
                                  ------------

Net                               $     152.7
                                  ===========



The Company (Gary property only) has no intangible assets. Intangible assets at Investor Holdings primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets, such as the Investor Holdings' gaming license, are not amortized but instead are subject to impairment tests at least annually. See Note 7.

The following unaudited pro forma consolidated financial information has been prepared assuming our acquisition had occurred on January 1, 2000.

                                            For the years ended
                                December 31, 2001       December 31, 2000
                                ---------------------------------------------
                                               (Unaudited)

Net revenue                      $   291,114,248         $    273,171,030
Income from operations           $    36,724,595         $     26,614,526
Net income (loss)                $       167,824         $    (10,531,166)




These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of the year, or of future results.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment

Property and equipment at December 31, 2002 and 2001 consists of the following:

                                                                                                     Estimated
                                                                                                    Service Life
                                                            2002                    2001               (Years)
                                                        -------------           -------------       -------------

Land used in casino operations                          $   6,403,375           $   6,403,375               -
Vessel, Buildings & Improvements                          116,749,218             116,161,955           25-39
Site improvements                                          17,596,240              15,870,892           9-15
Barge and improvements                                     15,798,767              15,555,248           13-15
Leasehold improvements                                        395,886                 237,763             5
Furniture, fixtures and equipment                          50,566,918              44,131,889           4-10
Construction in progress                                    1,513,320                 713,772
                                                        -------------           -------------
                                                          209,023,724             199,074,894

Less accumulated depreciation and amortization            (44,214,566)            (28,879,881)
                                                        -------------           -------------

       Property and equipment, net                      $ 164,809,158           $ 170,195,013
                                                        =============           =============

Substantially all property and equipment are pledged as collateral on long-term debt. See Note 10.

7.  Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2002 are as follows:


                                  Gross Carrying    Accumulated          Net Amount
                                      Amount        Amortization     December 31, 2002
                                  --------------   --------------      --------------
                                  (in thousands)   (in thousands)      (in thousands)

Amortized intangible assets:


Customer relationships                  $ 9,800          $(1,312)          $ 8,488
Tradename                                 3,700             (396)            3,304
Riverboat excursion license                 700                -               700
                                        -------          -------           -------

Total                                   $14,200          $(1,708)          $12,492
                                        =======          =======           =======

Unamortized intangible assets:

Gaming license                          $ 5,200      $         -           $ 5,200
                                        -------          -------           -------

Total                                   $ 5,200      $         -           $ 5,200
                                        =======          =======           =======

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Other Intangible Assets (continued)

The amortization expense recorded on the intangible assets for the year ended December 31, 2002 and for the period from inception of Investor Holdings (September 14, 2001) through December 31, 2001 was $1.6 million and $0.1 million respectively. The estimated amortization expenses for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
-------------------------------

   2003                                                   $     1,618
   2004                                                         1,642
   2005                                                         1,642
   2006                                                         1,642
   2007                                                         1,642


Under SFAS No. 142, goodwill and other indefinite intangible assets are no longer subject to amortization over their useful lives; rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, Investor Holdings acquisition of the Fitzgeralds assets was immediately subject to the provision of SFAS No. 142.

8.  Investment in Buffington Harbor Riverboats, L.L.C.

On October 31, 1995, the Company and Trump entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and Trump share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage, and valet operations, which are allocated on a percentage of use by the casino customers of the Company and Trump.

The Company has paid approximately $6.0 million, $6.3 million and $6.9 million of berthing fees for the years 2002, 2001 and 2000, respectively. Such amounts are recorded in general and administrative expense in the consolidated statement of operations. In addition, the Company has paid approximately $979,000, $805,000 and $435,000 of costs associated with food and beverage, and valet operations, and such amounts are recorded in casino expense in the Company's consolidated statement of operations, for the years 2002, 2001 and 2000, respectively. After the Company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. The Company has elected to record its allocated portion of BHR's net loss within depreciation expense in its consolidated statement of operations. The allocated net loss recorded in depreciation expense for the years 2002, 2001 and 2000, respectively, are approximately $2.4 million, $2.8 million and $2.1 million.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents selected financial information of BHR:


                                            December 31, 2002        December 31, 2001
                                          ---------------------    ---------------------
             BALANCE SHEET

Cash and cash equivalents                 $          50,505          $       317,646
Current assets                                      441,535                  782,001
Property, plant and equipment, net               65,616,042               69,650,069
Other assets                                        108,414                  111,478

Total assets                                     66,165,991               70,543,548

Current liabilities                               2,499,369                2,745,899

Total liabilities                                 2,499,369                2,745,899

Members' equity
The Majestic Star Casino, LLC                    31,833,311               33,898,825

Total members' equity                            63,666,622               67,797,649





                                                                  Years Ended December 31,
                                                                  ------------------------
          STATEMENTS OF INCOME                    2002                      2001                2000
                                                  ----                      ----                ----
Gross revenue                            $       16,095,365         $     16,468,581     $     17,814,012

Operating loss                                   (4,794,560)              (5,981,620)          (4,350,334)

Net loss                                         (4,848,863)              (5,595,475)          (4,117,338)

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Other Accrued Liabilities

      Other accrued liabilities at December 31 were comprised of:

                                                  2002                 2001
                                                  ----                 ----
Property taxes                           $      3,884,271     $       2,168,667
Casino Club points                                738,559             2,087,087
Progressive jackpots                            3,189,626             2,883,958
Other                                           4,083,013             5,880,385
                                            --------------       ---------------

                                         $     11,895,469     $      13,020,097



10. Long - Term Debt

Long-term debt outstanding at December 31 is as follows:                                            2002                2001
                                                                                                -------------       -------------
$152,632,000 senior secured notes payable, net of unamortized discount of
$6,235,552 at 2002 and $7,546,568 at 2001, collateralized by a first priority lien on substantially all of the assets of Majestic Investor Holdings, LLC, due in semi-annual installments of interest at 11.653% on May 31 and November 30;
with a final payment of principal and interest due on November 30, 2007. During
2002 Investor Holdings purchased $865,000 of its senior secured notes.                       $   145,531,448     $   145,085,432

$130,000,000 senior secured notes payable, net of unamortized discount of
$1,120,229 at 2002 and $1,443,371 in 2001; collateralized by a first priority lien on substantially all of the assets of The Majestic Star Casino, LLC, due in semi-annual installments of interest at 10 7/8% on July 1 and January 1;
with a final payment of principal and interest due on July 1, 2006.                              128,879,771         128,556,629

$20.0 million four-year credit facility established on August 2,1999, expiring on August 2, 2003; collateralized by substantially all current and future assets of The Majestic Star Casino, LLC, other than excluded assets; interest rate at the borrowers choice of LIBOR plus 3.75% or 1.5% points above the
base rate which approximates the prime rate, with a minimum interest rate of 8.5%.                         -                   -

$15.0 million four year credit facility established with Majestic Investor
Holdings, LLC, on December 6, 2001 expiring on December 6, 2005; collateralized by substantially all current and future assets, other than excluded assets;
interest rate at the borrowers choice of LIBOR plus 2.0% above the base
rate which approximates the prime rate, or the prime rate.                                                 -           6,500,000

Equipment and software financing payable at Barden Nevada Gaming, LLC including related use taxes; collateralized by gaming equipment; interest rates from 7.5%
to 12.0%; due in aggregate monthly installments of $13,526 with varying maturity
dates through 2005.                                                                                  249,150             411,446
                                                                                                -------------       -------------

                                                                                                 274,660,369         280,553,507
Less current maturities                                                                             (134,084)         (6,656,574)
                                                                                                -------------       -------------
Long-term debt, net of current maturities                                                    $   274,526,285      $  273,896,933
                                                                                                =============       =============

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Long Term Debt  (Continued)

The scheduled maturities of long-term debt are as follows:


                Year Ending December 31,
                2003                            $             134,084
                2004                                           84,984
                2005                                           30,082
                2006                                      128,879,771
                2007                                      145,531,448
                Thereafter                                          -
                                                  --------------------
                                                $         274,660,369
                                                  ====================



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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

On December 6, 2001, Investor Holdings and Majestic Investor Capital, as co-issuer, issued $152.6 million of 11.653% Senior Secured Notes due 2007. The net proceeds of $145,000,400 from the offering, together with an equity contribution from Investor, were utilized to purchase substantially all of the assets of Fitzgeralds Mississippi Inc., 101 Main Street Limited Liability Company and Fitzgeralds Las Vegas, Inc. and to pay related fees and expenses.

The Investor Holdings Senior Secured Notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year, commencing on May 31, 2002, Substantially all of Investor Holdings' current and future assets, other than certain excluded assets, are pledged as collateral. The notes rank senior in right of payment to any of Investor Holdings' subordinated indebtedness and equally with any of Investor Holdings' senior indebtedness.

In connection with the issuance by Investor Holdings of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, Investor Holdings entered in a registration rights agreement pursuant to which it agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement required Investor Holdings to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and Investor Holdings was required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, Investor Holdings, made its initial liquidated damages payment of $61,053 to the holders of the Notes. The final liquidated damages payment of $114,474 was paid to the holders of the Unregistered Notes on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and completed on Friday, September 6, 2002 at 5p.m. Eastern Standard Time.

On or after November 30, 2005, Investor Holdings has the right to redeem notes from time to time at a price that will decrease over time from 105.827% of the principal amount in 2005 to 100% of the principal amount in 2006, plus, in each case, accrued and unpaid interest. Prior to November 30, 2004, Investor Holdings may, at its option, apply part of the net proceeds from certain equity offerings to redeem up to 35% of the principal amount of the notes at 111.653% of their face amount, plus accrued and unpaid interest.

The Indenture contains covenants, which among other things, restrict Investor Holdings ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

During 2002, the Investor Holdings purchased for $759,000, plus accrued interest, its 11.653% Senior Secured Notes with a face value of $865,000. The notes, net of un-amortized original issue discount, were being carried at a value of $828,000; the resulting gain was $69,000.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities

On August 2, 1999, the Company established a $20.0 million credit facility, which is also secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing this credit facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. As of December 31, 2000, $7.8 million of the credit facility was outstanding. During 2001, $8.0 million was borrowed on this credit facility, and at December 31, 2001, these borrowings had been repaid in full. There were no borrowing on the credit facility in 2002.

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

On December 6, 2001, Investor Holdings established a $15.0 million credit facility. The terms of the $15.0 million line of credit is four years with an interest rate at the Company's choice of LIBOR plus 2.0%, or the base rate, which approximates the prime rate. The credit facility is secured by substantially all of Investor Holdings current and future assets, other than certain excluded assets. The lien on the collateral securing Investor Holdings' credit facility is senior to the lien on the collateral securing the senior secured notes. The credit facility also contains financial covenants and restrictions on, among other things, indebtedness, investments, distributions and mergers. At December 31, 2001 $6.5 million was borrowed on this credit facility and at December 31, 2002, the borrowings had been paid in full.

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

The intercreditor agreements, among other things, limit the trustee's rights in an event of default under the respective senior secured notes. Under the intercreditor agreements, if the respective senior secured notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the corresponding credit facilities, the trustee will not have the right to foreclose upon the collateral unless and until the lender under the corresponding credit facilities fails to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lender of the occurrence of an event of default under the corresponding indenture. In addition, the intercreditor agreements prevent the trustee and the holders of the respective senior secured notes from pursuing remedies with respect to the collateral in an insolvency

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeding. The intercreditor agreements also provide that the net proceeds from the sale of the corresponding collateral will first be applied to repay indebtedness outstanding under the corresponding credit facilities and thereafter to the holders of the corresponding senior secured notes.

11.  Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value as of December 31, 2002 of the Company's financial instruments. (Refer to Notes 2 and
10).

                                                    Carrying       Estimated
                                                      Value        Fair Value
                                                      -----        ----------
Assets:
     Cash and equivalents                        $  24,547,881   $  24,547,881
     Restricted cash                             $   1,250,000   $   1,250,000

Liabilities:
     Long-term debt (including capital lease
     obligations and line of credit borrowings)  $ 274,660,369   $ 273,061,750



12. Savings Plan

The Company contributes to a defined contribution plan, which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $1,188,000, $402,000 and $340,000 during 2002, 2001 and 2000, respectively. The $786,000 increase between 2002 and 2001 is directly related to the acquisition of the Fitzgeralds properties on December 6, 2001.

13.  Commitments and Contingencies

Leases

The Company has operating leases that cover various office and gaming equipment. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2002 are as follows:

                Years Ending December 31,
                2003                                                1,922,915
                2004                                                1,550,269
                2005                                                1,500,130
                2006                                                1,477,845
                2007                                                1,477,845
                Thereafter                                         10,929,895
                                                               ---------------
                                                             $     18,858,899
                                                               ===============



Rent Expense for the years ended December 31, 2002 and December 31, 2001 were $6,969,370 and $3,668,098 respectively.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September of 2000, AMB Parking, LLC, (a limited liability company indirectly owned by Don. H. Barden, Chairman and CEO of the Company) and Trump Indiana, Inc. (the "Joint Venture Partner") entered into an Operating Agreement to form Buffington Harbor Parking Associates, LLC ("BHPA"). The limited liability company was formed for the purpose of constructing and operating a 2,000 space parking garage. BHPA purchased certain property owned by Gary New Century, LLC (another company owned by Don H. Barden) for $15,000,000 (the "Purchase"). To finance this transaction, BHR advanced BHPA $14,182,856 (which advance accrues interest at the rate of 6%), and acquired approximately one acre of land from BHPA for $817,144. In connection with the Purchase, the Company and the Joint Venture Partner advanced $7,099,147 and contributed $7,900,833 to BHR, which was used to fund the advance to BHPA and to acquire the one acre of land. In June 2001, BHR and BHPA terminated the BHPA agreement. A new agreement was reached between BHR, the Company and the Joint Venture Partner in which BHR transferred one half of the loan receivable as a return of capital to the Company in the amount of $7,099,167, and assigned the other half of the loan balance to the Joint Venture Partner. In addition, BHR distributed one half of the accrued interest receivable ($308,669) and an additional $34,347 as a return of capital to the Company and the Joint Venture Partner in order to finance the construction of the garage. The Company is recognizing $9,462,815 of advances made on the parking garage construction as prepaid lease expense. The Company and the Joint Venture Partner have each entered into parallel operating lease agreements with BHPA, each having a term of until December 31, 2018. The rent payable under the both leases is intended to service the debt incurred by BHPA to construct the parking garage. The Company is amortizing its prepaid lease over the term of the operating lease agreement. The operating lease agreement calls for the Company and the Joint Venture Partner to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment.


Employment Agreements

Mr. Don H. Barden serves as the Company's Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with The Majestic Star Casino, LLC.

Mr. Michael E. Kelly serves as the Company's Manager, Executive Vice President, Chief Operating and Financial Officer and Secretary pursuant to a three-year employment agreement with The Majestic Star Casino, LLC dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the consolidated performance of the Company. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in The Majestic Star Casino, LLC's 401(k) plan, together with a $100,000 signing bonus and an interest-free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

Mr. Jon S. Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement with The Majestic Star Casino, LLC dated October 21, 2002. Under this agreement, Mr. Bennett will receive base compensation of $250,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1 million and

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other customary employee benefits, including participation in the Company's 401(k) plan and reimbursement of relocation expenses. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement. Mr. Bennett's employment agreement contains certain non-competition provisions with a duration of 12 months if Mr. Bennett should voluntarily terminate his employment within 18 months of the commencement date of his employment agreement.

The amounts payable pursuant to the agreements with Messrs. Barden, Kelly, and Bennett are the responsibility of the Company. As indicated in Note 14, the Company entered into an Expense Reimbursement/Sharing Agreement with Investor Holdings whereby Investor Holdings will reimburse the Company for a specified percentage of expenses paid by the Company for Investor Holdings' corporate overhead.

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

Effective August 23, 2001, in accordance with an order of the Indiana Gaming Commission, the Company's riverboat owner's license was renewed subject to certain conditions. Pursuant to the license renewal, the Company was required to post a bond in the amount of $1,000,000 to secure its regulatory obligations. The $2.5 million bond previously posted was released on the effective date. The $1,000,000 bond has yet to be provided. The Indiana Gaming Commission is currently reviewing language to be included in the bond. When the language is finalized, the Company will post the new bond.

During the year ended December 31, 2002, a $250,000 letter of credit was issued to secure payment of workers compensation claims at Barden Colorado Gaming, LLC and Barden Mississippi Gaming, LLC. In order to collateralize the letter of credit the bank, through which the letter of credit was issued, restricted $250,000 of Investor Holdings' cash in bank.

The States of Nevada and Mississippi have required Barden Nevada Gaming, LLC and Barden Mississippi Gaming, LLC to post surety bonds as security for current and future sales and gaming revenue tax obligations. Barden Nevada Gaming, LLC currently has one surety bond in place with the Nevada Department of Taxation in the amount of $122,250. Barden Mississippi Gaming, LLC has four surety bonds; a $600,000 bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guaranties of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guaranties, Investor Holdings, Barden Nevada Gaming, LLC and Barden Mississippi Gaming, LLC will be obligated to reimburse Mr. Barden for any such payments.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Legal Proceedings

On June 25, 1997, a complaint was filed in an Illinois Cook County Court against Majestic Star Casino. The plaintiff, a former employee, was injured during and as a result of a routine boat drill attempt and is requesting compensatory and punitive damages totaling approximately $3.5 million. The suit alleges that Majestic Star Casino failed to provide adequate safety measures to their employees during these drills. This complaint was settled April 2002 with no financial bearing on the company.

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

On March 2, 2000, the Company was issued a notice of audit findings, and on May 11 and 12, 2000, was issued notices of assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended 1996 and 1998. The Indiana Department of Revenue has taken the position that wagering taxes should not be classified as an allowable deductible expense for calculating state income taxes and therefore requires that wagering taxes be added back to net income to determine the tax liability. The estimated tax deficiency for 1996 is approximately $239,000 excluding interest and the estimated tax deficiency for 1998 is approximately $315,000 excluding interest. Other Indiana casinos have protested this same finding. The Company has filed an administrative protest and demand for hearing with the Indiana Department of Revenue. However, it is too early to determine the outcome.

On November 3, 2000, a complaint was filed in the State of Indiana, Lake County Court, Civil Division. The plaintiff, a former employee filed a complaint under Title VII of the Civil Rights Act of 1964. The suit alleges violation of the American with Disabilities Act, retaliation and infliction of emotional distress. On July 24, 2002 a jury award of $553,000 was entered in the plaintiff's favor, plus attorney's fees and costs. The plaintiff is also seeking $117,000 in front pay. There has been no award of front pay and a hearing is scheduled in July 2003 regarding this issue. The Company believes that errors were made during the trial and in the jury award. As a result, the Company is appealing the award. The Company believes that the potential loss could range from $250,000 to $450,000. An accrual of $250,000 was charged to operations in the accompanying December 31, 2002 financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. Indian's regulatory framework continues to develop. The IGC has adopted certain final rules and has published others in proposed or draft form that are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the Company's operations.

A change in the Indiana state law governing gaming took effect on July 1, 2002, which enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax will have a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. Prior to August 5, 2002, Indiana imposed an admissions tax of $3 per patron turnstile count at every boarding time plus the count of the patrons that stayed over on the vessel from a previous boarding time period.

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

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Related Party Transactions

The Company entered into a LLC Manager Agreement on June 18, 1999 with BDI to provide for, among other things, BDI to act as the managing member of the LLC. Distributions of profits to BDI are limited under the Indenture for the Majestic Star Senior Secured Notes. The distribution for each fiscal quarter cannot exceed 5% of the Company's Consolidated Cash Flow (as defined in the Indenture for the Majestic Star Senior Secured Notes) for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Indenture governing such notes or if the Company does not meet certain financial ratios as provided in such Indenture. During the twelve months ended December 31, 2002, 2001 and 2002 the Company made distributions of approximately $2,965,000 $280,000, and $315,000 respectively to Barden Development, Inc. ("BDI").

In September 2000, Majestic Investor, LLC was capitalized by the Company with $9.0 million of capital contributions, including interest thereon. Majestic Investor, LLC subsequently contributed this $9.0 million to Investor Holdings in connection with the assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to Investor Holdings.

Prior to the consummation of the offering of the Investor Holdings 11.653% Senior Secured Notes, Investor Holdings issued a 35.71% membership interest to BDI in exchange for the contribution by BDI of a note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Majestic Investor, LLC as additional paid-in-equity. Majestic Investor, LLC currently owns 100% of the member interests of Investor Holdings. BDI, upon closing of the offering of the senior secured notes, contributed $5.0 million in repayment of the promissory note.

On September 19, 2001, Investor Holdings entered into a LLC Manager Agreement with BDI, which was amended and restated on December 5, 2001 effective December 6, 2001, pursuant to which BDI will act as the Manager of Investor Holdings. Distributions of profits to BDI are limited under the Indenture for the Holdings Senior Secured Notes. The distribution for any fiscal quarter, shall not exceed 1% of net revenues plus 5% of consolidated cash flow for the immediately preceding fiscal quarter, provided that the payment of such distribution shall be subordinated to the payment in full of principal, interest, premium and liquidated damages, if any, then due on the senior secured notes.

During the twelve months ended December 31, 2002, Investor Holdings made distributions of approximately $2,544,000 to BDI. These distributions were made in accordance with the LLC Manager Agreement between Investor Holdings and BDI dated December 5, 2001.

On October 22, 2001, Investor Holdings entered into an Expense Reimbursement/Sharing Agreement with the Company, pursuant to which Investor Holdings and its restricted subsidiaries will each reimburse the Company for sixty percent (60%) of the documented out-of-pocket expenses paid by the Company for Investor Holdings' corporate overhead, including (i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance, and supplies, (ii) rent and
(iii) other similar costs and expenses.

These executives and employees will provide services to both Investor Holdings and to our subsidiaries and us. Currently, due to restrictions set forth in the Investor Holdings Indenture, the reimbursement percentage is capped at fifty percent (50%) up to an aggregate of $1.7 million.

On January 31, 2002, the Company made a $200,000 employee loan to Mr. Kelly. This loan bears no interest and is due and payable in full on January 31, 2005.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Subsequent Events

In December 2001, Investor Holdings issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum and was paid in full, with accrued interest, on March 17, 2003.

In December 2001, the Company made a $300,000 employee loan to Mr. Barden. This loan bears interest at a rate of 7% per annum and was due and payable in full on December 12, 2002. On March 17, 2003, $215,911 was paid on the note leaving $84,089 in principal and $28,750 in interest as outstanding.

16.  Segment Information

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

A summary of the Properties' operations by business segment for the years ended December 31, 2002 and December 31, 2001, is presented below:

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                   As of December 31, 2002        As of December 31, 2001
                                                   -----------------------        -----------------------
                                                        (In thousands)                (In thousands)
Net revenues:
            Majestic Star Casino                       $    127,294                   $     119,764
            Fitzgeralds Tunica                               87,388                           5,368
            Fitzgeralds Black Hawk                           33,109                           2,072
            Fitzgeralds Las Vegas                            48,915                           3,081
            Unallocated and other (1)                             -                               -
                                                         -----------                    ------------
                        Total                          $    296,706                   $     130,285
                                                         -----------                    ------------

Income (loss) from operations:
            Majestic Star Casino                       $     17,624                   $      14,505
            Fitzgeralds Tunica                               14,288                             654
            Fitzgeralds Black Hawk                            6,694                             674
            Fitzgeralds Las Vegas                            (1,977)                           (393)
            Unallocated and other (1)                        (2,956)                         (1,214)
                                                         -----------                    ------------
                        Total                          $     33,673                   $      14,226
                                                         -----------                    ------------

Segment depreciation and amortization:
            Majestic Star Casino                       $      9,041                   $      10,867
            Fitzgeralds Tunica                                7,373                             485
            Fitzgeralds Black Hawk                            1,538                             100
            Fitzgeralds Las Vegas                             2,952                             167
            Unallocated and other (1)                         2,598                             169
                                                         -----------                    ------------
                        Total                          $     23,502                   $      11,788
                                                         -----------                    ------------

Expenditures for additions to long-lived assets:
            Majestic Star Casino                       $      5,189                   $       4,967
            Fitzgeralds Tunica                                2,549                             100
            Fitzgeralds Black Hawk                            1,177                              23
            Fitzgeralds Las Vegas                             1,481                               -
            Unallocated and other (1)                             -                               -
                                                         -----------                    ------------
                        Total                          $     10,396                   $       5,090
                                                         -----------                    ------------

Segment assets:
            Majestic Star Casino                       $    113,177                   $     121,359
            Fitzgeralds Tunica                               88,307                          91,338
            Fitzgeralds Black Hawk                           30,468                          30,915
            Fitzgeralds Las Vegas                            38,231                          45,171
            Unallocated and other (1)                       155,574                         167,813
                                                         -----------                    ------------
                        Total                          $    425,757                   $     456,596
            Less:  intercompany                            (149,947)                       (165,520)
                                                         -----------                    ------------
                        Total                          $    275,810                   $     291,076
                                                         ===========                    ============

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operation segments.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Supplemental Guarantor Financial Information

The Company's $130.0 million, 10 7/8% Senior Secured Notes (See Note 10) are guaranteed by substantially all of the assets of the Company, except for those assets of Investor Holdings and its wholly-owned subsidiaries which include the three casino properties acquired on December 6, 2001. The guarantees on the 10 7/8% Senior Secured Notes rank senior in right of payment to the Company's subordinated indebtedness and equal with any of the Company's senior indebtedness.

Investor Holdings $151.8 million, 11.653% Senior Secured Notes (See Note 10) are unconditionally and irrevocably guaranteed, jointly and severally by all of the restricted subsidiaries of Investor Holdings. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

The following condensed consolidating information presents condensed consolidating financial statements as of December 31, 2002 and December 31, 2001 and for the years ended December 31, 2002, 2001 and 2000 of The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted subsidiaries of Majestic Investor Holdings, LLC (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. ("MSCCC"), a wholly-owned subsidiary of The Majestic Star Casino, LLC and Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of Majestic Investor, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented below for these subsidiaries.

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002


                                                   Majestic Star Majestic Investor   Guarantor    Eliminating             Total
                                                    Casino, LLC   Holdings, LLC    Subsidiaries    Entries           Consolidated
                                                  -------------- ---------------  -------------  -------------        -------------
ASSETS
Current Assets:
  Cash and cash equivalents                       $    8,564,057 $     1,007,660  $  14,976,164  $           -        $  24,547,881
  Restricted cash                                              -         250,000              -              -              250,000
  Accounts receivable (net)                            1,733,543          52,695      1,188,488              -            2,974,726
  Inventories                                             53,360               -        929,126              -              982,486
  Prepaid expenses and other current assets            1,778,480       5,573,991      1,575,678     (5,089,160)(a)        3,838,989
                                                  -------------- ---------------  -------------  -------------        -------------
       Total current assets                           12,129,440       6,884,346     18,669,456     (5,089,160)          32,594,082
                                                  -------------- ---------------  -------------  -------------        -------------


Property, equipment and vessel improvements, net      47,511,652               -    117,297,506              -          164,809,158
Intangible assets, net                                         -       5,200,000     12,491,746              -           17,691,746
Due from related parties                                       -     116,816,043              -   (116,816,043)(b)                -
Investment in Buffington Harbor Riverboats, L.L.C.    31,833,311               -              -              -           31,833,311
Other assets                                          13,619,918       6,714,902      8,546,757              -           28,881,577
Investment in subsidiaries                             8,082,405      19,959,009              -    (28,041,414)(b)                -
                                                  -------------- ---------------  -------------  -------------        -------------

          Total Assets                            $  113,176,726 $   155,574,300  $ 157,005,465  $(149,946,617)       $ 275,809,874
                                                  ============== ===============  =============  =============        =============

LIABILITIES AND MEMBER'S  DEFICIT
Current Liabilities:
     Current maturities of long-term debt         $            - $             -  $     134,084  $           -        $     134,084
     Accounts payable, accrued and other               8,221,517       1,960,447     15,215,462       (323,359)          25,074,067
                                                  -------------- ---------------  -------------  -------------        -------------
          Total current liabilities                    8,221,517       1,960,447     15,349,546       (323,359)          25,208,151
                                                  -------------- ---------------  -------------  -------------        -------------

Due to related parties                                         -               -    121,581,844   (121,581,844)(a)(b)             -
Long-term debt, net of current maturities            128,879,771     145,531,448        115,066                         274,526,285
                                                  -------------- ---------------  -------------  -------------        -------------

          Total Liabilities                          137,101,288     147,491,895    137,046,456   (121,905,203)         299,734,436

Commitments and contingencies                            250,000               -              -              -              250,000

     Member's  Equity (Deficit):                    (24,174,562)      8,082,405      19,959,009    (28,041,414)(b)      (24,174,562)
                                                  -------------- ---------------  -------------  -------------        -------------
          Total Liabilities and Member's
                        Equity (Deficit)          $  113,176,726 $   155,574,300  $ 157,005,465  $(149,946,617)       $ 275,809,874
                                                  ============== ===============  =============  =============        =============

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

                                             MAJESTIC STAR   MAJESTIC INVESTOR      GUARANTOR      ELIMINATING
                                              CASINO, LLC       HOLDINGS, LLC      SUBSIDIARIES      ENTRIES         CONSOLIDATED
                                            --------------     --------------     -------------   --------------    ---------------
REVENUES:
    Casino                                  $ 132,599,608     $            -      $ 161,189,334   $            -      $ 293,788,942
    Rooms                                               -                  -         15,495,620                -         15,495,620
    Food and beverage                           1,623,621                  -         19,470,500                -         21,094,121
    Other                                       1,941,880                  -          3,604,744                -          5,546,624
                                            -------------      -------------      -------------    -------------      -------------

         Gross revenues                       136,165,109                  -        199,760,198                -        335,925,307

         Less promotional allowances           (8,870,991)                 -        (30,348,133)               -        (39,219,124)
                                            -------------      -------------      -------------    -------------      -------------

         Net revenues                         127,294,118                  -        169,412,065                -        296,706,183

COSTS AND EXPENSES:
    Casino                                     26,337,807                  -         60,822,128                -         87,159,935
    Rooms                                               -                  -          9,014,354                -          9,014,354
    Food and beverage                           2,285,881                  -         11,267,235                -         13,553,116
    Other                                               -                  -          1,559,861                -          1,559,861
    Gaming taxes                               33,621,349                  -         17,950,757                -         51,572,106
    Advertising and promotion                   7,636,379                  -         13,282,926                -         20,919,305
    General and administrative                 26,775,809            345,443         24,632,548                -         51,753,800
    Economic incentive - City of Gary           3,980,501                  -                  -                -          3,980,501
    Depreciation and amortization               9,041,255          2,597,154         11,863,168                -         23,501,577
    (Gain)/loss on disposal of assets              (8,850)                 -             14,069                -              5,219
    Pre-opening expenses                                -             13,391                  -                -             13,391
                                            -------------      -------------      -------------    -------------      -------------
         Total costs and expenses             109,670,131          2,955,988        150,407,046                -        263,033,165
                                            -------------      -------------      -------------    -------------      -------------

         Operating income (loss)               17,623,987         (2,955,988)        19,005,019                -         33,673,018

OTHER INCOME (EXPENSE):
    Interest income                                57,962             86,401             49,429                -            193,792
    Interest expense                          (14,318,995)       (18,086,650)           (31,168)               -        (32,436,813)
    Other non-operating expense                  (141,516)           (41,684)                 -                -           (183,200)
    Equity in net income (loss) of
        subsidiaries                           (1,905,684)        19,023,280                  -      (17,117,597)(a)              -
                                            -------------      -------------      -------------    -------------      -------------
         Total other expense                  (16,308,233)           981,347             18,261      (17,117,597)       (32,426,221)
                                            -------------      -------------      -------------    -------------      -------------
         Income (loss) before
           extraordinary item                   1,315,754         (1,974,641)        19,023,280                           1,246,797

EXTRAORDINARY ITEM:
    Gain on bond redemption                             -             68,957                  -                -             68,957
                                            -------------      -------------      -------------    -------------      -------------

         Net income (loss)                  $   1,315,754      $  (1,905,684)     $  19,023,280     $          -      $   1,315,754
                                            =============      =============      =============    =============      =============


(a)  To eliminate equity in net income (loss) of subsidiaries.

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002

                                                  MAJESTIC STAR MAJESTIC INVESTOR    GUARANTOR      ELIMINATING       CONSOLIDATED
                                                   CASINO, LLC    HOLDINGS, LLC     SUBSIDIARIES      ENTRIES            TOTAL
                                                  ------------    -------------     ------------    ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES:                                    $  8,960,224    $(21,143,727)     $ 30,452,724    $  3,035,502 (a)  $ 21,304,723
                                                  ------------    ------------      ------------    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition related costs                                 -        (986,158)                -               -          (986,158)
   Proceeds from seller from purchase price
        adjustment                                           -       3,800,000                 -               -         3,800,000
   Acquisition of property and equipment            (5,188,766)              -        (5,207,456)              -       (10,396,222)
   Increase in restricted cash                               -        (250,000)                -               -          (250,000)
   Increase in prepaid leases and deposits            (113,186)              -                 -               -          (113,186)
   Investment in Buffington Harbor Riverboats,
        L.L.C                                         (358,918)              -                 -               -          (358,918)
   Proceeds from sale of equipment                       8,850               -            44,267               -            53,117
                                                  ------------    ------------      ------------    ------------      ------------

       Net cash provided by (used in) investing
        activities                                  (5,652,020)      2,563,842        (5,163,189)              -        (8,251,367)
                                                  ------------    ------------      ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of 11.653% Senior Secured Notes
        issuance costs                                       -      (1,523,568)                -               -        (1,523,568)
   Line of credit, net                                       -      (6,500,000)                -               -        (6,500,000)
   Cash advances to/from affiliates                          -      30,415,994       (27,380,492)     (3,035,502)(a)            -
   Cash paid for redemption of 11.653% Senior
        Secured Notes                                        -        (759,038)                                           (759,038)
   Cash paid to reduce long-term debt                        -               -          (139,331)              -          (139,331)
   Distribution to Barden Development, Inc.         (2,964,623)     (2,544,206)                -               -        (5,508,829)
                                                  ------------    ------------      ------------    ------------      ------------

       Net cash provided by (used in)
        financing activities                        (2,964,623)     19,089,182       (27,519,823)     (3,035,502)      (14,430,766)
                                                  ------------    ------------      ------------    ------------      ------------

Net increase (decrease) in cash and cash
        equivalents                                    343,581         509,297        (2,230,288)              -        (1,377,410)
Cash and cash equivalents, beginning of period       8,220,476         498,363        17,206,452               -        25,925,291
                                                  ------------    ------------      ------------    ------------      ------------
Cash and cash equivalents, end of period          $  8,564,057    $  1,007,660      $ 14,976,164     $         -      $ 24,547,881
                                                  ============    ============      ============    ============      ============

(a) To eliminate intercompany receivables and payables.

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                       Majestic Star   Majestic    Majestic Investor  Guarantor      Eliminating         Total
                                        Casino, LLC  Investor, LLC  Holdings, LLC    Subsidiaries      Entries        Consolidated
                                       ------------- -------------  -------------    ------------   ------------     --------------
ASSETS
Current Assets:
     Cash and cash equivalents         $   8,220,476   $        -   $     498,363   $  17,206,452  $           -      $  25,925,291
     Accounts receivable, net              1,642,462            -         269,501       1,212,125        (28,484)(a)      3,095,604
     Inventories                              38,144            -               -         957,564              -            995,708
     Prepaid expenses and other
        current assets                     1,213,056            -         707,467       1,303,570              -          3,224,093
                                       -------------  -----------   -------------   -------------  -------------      -------------
        Total current assets              11,114,138            -       1,475,331      20,679,711        (28,484)        33,240,696
                                       -------------  -----------   -------------   -------------  -------------      -------------

Property and equipment, net               47,767,051            -               -     122,427,962              -        170,195,013
Intangible assets, net                             -            -               -      19,290,753              -         19,290,753
Due from related parties                   1,177,829            -     150,855,685               -   (152,033,514)(b)              -
Investment in Buffington Harbor
        Riverboats, L.L.C                 33,898,771            -               -               -              -         33,898,771
Other assets                              14,869,249            -      14,545,956       5,025,618          9,557 (a)     34,450,380
Investment in subsidiaries                12,532,295            -         935,731               -    (13,468,026)(b)              -
                                       -------------  -----------   -------------   -------------  -------------      -------------

        Total Assets                   $ 121,359,333  $         -   $ 167,812,703   $ 167,424,044  $(165,520,467)     $ 291,075,613
                                       =============  ===========   =============   =============  =============      =============

LIABILITIES AND MEMBER'S EQUITY
 (DEFICIT)
Current Liabilities:
     Current maturities of long-term
        debt                           $          -   $         -   $   6,500,000   $     156,574     $        -      $   6,656,574
     Accounts payable, accrued and
        other                             12,784,191            -       2,526,703      15,211,626        (18,927)(a)     30,503,593
                                       -------------  -----------   -------------   -------------  -------------      -------------
        Total current liabilities         12,784,191            -       9,026,703      15,368,200        (18,927)        37,160,167
                                       -------------  -----------   -------------   -------------  -------------      -------------

Due to related parties                             -            -       1,168,273     150,865,241   (152,033,514)(b)              -
Long-term debt, net of current
    maturities                           128,556,629            -     145,085,432         254,872              -        273,896,933
                                       -------------  -----------   -------------   -------------  -------------      -------------

        Total Liabilities                141,340,820            -     155,280,408     166,488,313   (152,052,441)       311,057,100

Commitments and contingencies                      -            -               -               -              -                  -

     Member's Equity (Deficit):          (19,981,487)           -      12,532,295         935,731    (13,468,026)(b)    (19,981,487)
                                       -------------  -----------   -------------   -------------  -------------      -------------

          Total Liabilities and
              Member's Equity
              (Deficit)                $ 121,359,333  $         -   $ 167,812,703   $ 167,424,044  $(165,520,467)     $ 291,075,613
                                       =============  ===========   =============   =============  =============      =============

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

                                   MAJESTIC STAR    MAJESTIC     MAJESTIC INVESTOR    GUARANTOR      ELIMINATING
                                    CASINO, LLC   INVESTOR, LLC    HOLDINGS, LLC     SUBSIDIARIES      ENTRIES        CONSOLIDATED
                                   -------------  -------------    --------------    ------------    ----------       ------------
REVENUES:
     Casino                        $ 122,194,707    $       -        $         -    $  10,358,799       $        -    $ 132,553,506
     Rooms                                     -            -                  -        1,079,456                -        1,079,456
     Food and beverage                 1,613,902            -                  -        1,189,804                -        2,803,706
     Other                             1,726,703                               -          203,858                -        1,930,561
                                   -------------    ---------      -------------    -------------    -------------    -------------

          Gross revenues             125,535,312            -                  -       12,831,917                -      138,367,229

          Less promotional
            allowances                (5,771,135)           -                  -       (2,310,848)               -       (8,081,983)
                                   -------------    ---------      -------------    -------------    -------------    -------------

          Net Revenues               119,764,177            -                  -       10,521,069                -      130,285,246

COSTS AND EXPENSES:
     Casino                           24,101,978            -                  -        4,111,503                -       28,213,481
     Rooms                                     -            -                  -          628,910                -          628,910
     Food and beverage                 2,317,409            -                  -          706,947                -        3,024,356
     Other                                     -            -                  -          108,732                -          108,732
     Gaming taxes                     34,026,160            -                  -          808,464                -       34,834,624
     Advertising and promotion         7,595,889            -                  -          926,226                -        8,522,115
     General and administrative       22,671,083            -             26,476        1,543,167                -       24,240,726
     Economic incentive - City of
        Gary                           3,667,100            -                  -                -                -        3,667,100
     Depreciation and amortization    10,867,708            -            168,930          751,718                -       11,788,356
     Loss on disposal of assets           12,114            -                  -                -                -           12,114
     Pre-opening costs                         -            -          1,018,234                -                -        1,018,234
                                   -------------    ---------      -------------    -------------    -------------    -------------

          Total costs and expenses   105,259,441            -          1,213,640        9,585,667                -      116,058,748
                                   -------------    ---------      -------------    -------------    -------------    -------------

          Operating income (loss)     14,504,736            -         (1,213,640)         935,402                -       14,226,498

OTHER INCOME (EXPENSE):
     Interest income                     181,551            -            215,791            2,410                -          399,752
     Interest expense                (14,817,214)           -         (1,208,779)          (2,081)               -      (16,028,074)
     Other non-operating expense        (148,690)           -                  -                -                -         (148,690)
     Equity in net income (loss)
        of subsidiaries               (1,270,897)           -            935,731                -         (335,166)(a)            -
                                   -------------    ---------      -------------    -------------    -------------    -------------
          Total other income
                (expense)            (16,055,250)           -            (57,257)             329         (335,166)     (15,777,012)
                                   -------------    ---------      -------------    -------------    -------------    -------------

          Net income (loss)        $  (1,550,514)   $       -      $  (1,270,897)   $     935,731    $    (335,166)   $  (1,550,514)
                                   =============    =========      =============    =============    =============    =============

(a)  To eliminate equity in net income (loss) of subsidiaries

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001

                                      MAJESTIC STAR     MAJESTIC     MAJESTIC INVESTOR   GUARANTOR     ELIMINATING    CONSOLIDATED
                                       CASINO, LLC    INVESTOR, LLC    HOLDINGS, LLC    SUBSIDIARIES     ENTRIES          TOTAL
                                       -----------    -------------    -------------    ------------     -------      ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:              $   8,840,041   $      18,500    $ (14,700,259)   $  17,334,730  $     918,273  $  12,411,285
                                      -------------   -------------    -------------    -------------  -------------  -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Payments for business acquired,
        net of cash acquired                      -               -     (143,758,152)               -              -   (143,758,152)
   Acquisition of property and
        equipment                        (4,967,152)              -                -         (122,696)             -     (5,089,848)
   Decrease in prepaid leases and
        deposits                          2,287,437               -                -                -              -      2,287,437
   Purchase of naming rights             (1,500,000)              -                -                -              -     (1,500,000)
   Proceeds from sale of slot
        machines                              1,850               -                -                -              -          1,850
   Investment in Buffington Harbor
        Riverboats, LLC                    (214,665)              -                -                -              -       (214,665)
   Decrease in restricted cash                    -       2,000,000                -                -              -      2,000,000
                                      -------------   -------------    -------------    -------------  -------------  -------------
       Net cash provided by
          (used in) investing
           activities                    (4,392,530)      2,000,000     (143,758,152)        (122,696)             -   (146,273,378)
                                      -------------   -------------    -------------    -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of 11.653%
        Senior Secured Notes                      -               -      145,000,400                -              -    145,000,400
   Deferred financing costs                       -       1,465,860       (6,815,090)               -              -     (5,349,230)
   Member's equity contribution                   -               -        5,000,000                -              -      5,000,000
   Contribution from Majestic
        Investor                                  -      (8,803,191)       8,803,191                -              -              -
   Cash received for loan to Barden
        Development, Inc.                         -       2,000,000                -                -              -      2,000,000
   Cash advances to/from related
        parties                                   -        (250,000)       1,168,273                -       (918,273)             -
   Issuance of loan to Barden
        Development, Inc.                         -               -         (700,000)               -              -       (700,000)
   Line of credit, net                   (7,800,000)              -        6,500,000                -              -     (1,300,000)
   Cash paid to reduce long-term
        debt                               (977,716)              -                -           (5,582)             -       (983,298)
                                      -------------   -------------    -------------    -------------  -------------  -------------

       Net cash provided by
           (used in) financing
           activities                    (8,777,716)     (5,587,331)     158,956,774           (5,582)      (918,273)   143,667,872
                                      -------------   -------------    -------------    -------------  -------------  -------------

Net increase (decrease) in cash
        and cash equivalents             (4,330,205)     (3,568,831)         498,363       17,206,452              -      9,805,779
Cash and cash equivalents,
        beginning of period              12,550,681       3,568,831                -                -              -     16,119,512
                                      -------------   -------------    -------------    -------------  -------------  -------------
Cash and cash equivalents, end of
        period                        $   8,220,476   $           -    $     498,363    $  17,206,452  $           -  $  25,925,291
                                      =============   =============    =============    =============  =============  =============

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

                                                   MAJESTIC STAR          MAJESTIC
                                                    CASINO, LLC         INVESTOR, LLC           CONSOLIDATED
                                                  --------------       ----------------        ---------------
REVENUES:
     Casino                                        $ 115,455,271      $               -          $ 115,455,271
     Food and beverage                                 1,564,684                      -              1,564,684
     Other                                             1,431,304                      -              1,431,304
                                                   -------------          -------------          -------------

          Gross revenues                             118,451,259                      -            118,451,259

          Less promotional allowances                 (4,689,543)                     -             (4,689,543)
                                                   -------------          -------------          -------------

          Net revenues                               113,761,716                      -            113,761,716

COSTS AND EXPENSES:
     Casino                                           23,787,240                      -             23,787,240
     Food and beverage                                 2,402,518                      -              2,402,518
     Gaming taxes                                     32,350,368                      -             32,350,368
     Advertising and promotion                         8,347,889                      -              8,347,889
     General and administrative                       22,941,994                250,226             23,192,220
     Economic incentive - City of Gary                 3,230,679                      -              3,230,679
     Depreciation and amortization                    11,172,350                                    11,172,350
     Loss on disposal of assets                          416,904                      -                416,904
                                                   -------------          -------------          -------------

          Total costs and expenses                   104,649,942                250,226            104,900,168
                                                   -------------          -------------          -------------

          Operating income (loss)                      9,111,774               (250,226)             8,861,548

OTHER INCOME (EXPENSE):
     Interest income                                     840,536                 52,917                893,453
     Interest expense                                (14,998,377)                     -            (14,998,377)
     Other non-operating expense                        (124,503)                     -               (124,503)
                                                   -------------          -------------          -------------
          Total other income (expense)               (14,282,344)                52,917            (14,229,427)

          Income (loss) before extraordinary item     (5,170,570)              (197,309)            (5,367,879)

EXTRAORDINARY ITEM:
     Loss on bond redemption                            (382,500)                     -               (382,500)
                                                   -------------          -------------          -------------

          Net loss                                 $  (5,553,070)         $    (197,309)         $  (5,750,379)
                                                   =============          =============          =============

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000


                                                            MAJESTIC STAR        MAJESTIC          CONSOLIDATED
                                                             CASINO, LLC       INVESTOR, LLC           TOTAL
                                                            --------------     --------------     ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:         $  6,178,381       $ (1,431,669)      $  4,746,712
                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                       (3,039,635)                 -         (3,039,635)
   Sale of slot equipment                                         179,200                  -            179,200
   Increase in deposits                                           (98,404)                 -            (98,404)
   Investment in Buffington Harbor Riverboats, LLC             (7,836,489)                 -         (7,836,489)
   Increase in restricted cash                                          -         (2,000,000)        (2,000,000)
   Contribution to Majestic Investor, LLC                      (9,000,500)         9,000,500                  -
   Purchase of 49% interest in Gary New Century, LLC                    -         (9,000,000)        (9,000,000)
   Sale of 49% interest in Gary New Century, LLC                        -          9,000,000          9,000,000
                                                             ------------       ------------       ------------

       Net cash provided by (used in) investing activities    (19,795,828)         7,000,500        (12,795,328)
                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of 12-3/4% Senior Secured Notes                  (6,382,500)                 -         (6,382,500)
   Decrease in restricted cash                                  7,357,874                  -          7,357,874
   Distribution to Barden Development, Inc.                      (597,610)                 -           (597,610)
   Line of credit, net                                          7,800,000                  -          7,800,000
   Cash paid to reduce long-term debt                          (2,154,680)                 -         (2,154,680)
   Issuance of loans to Barden Development, Inc.               (4,000,000)        (2,000,000)        (6,000,000)
   Cash received for loans to Barden Development, Inc.          4,000,000                  -          4,000,000
                                                             ------------       ------------       ------------

       Net cash provided by (used in) financing activities      6,023,084         (2,000,000)         4,023,084
                                                             ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents           (7,594,363)         3,568,831         (4,025,532)
Cash and cash equivalents, beginning of period                 20,145,044                  -         20,145,044
                                                             ------------       ------------       ------------
Cash and cash equivalents, end of period                     $ 12,550,681          3,568,831       $ 16,119,512
                                                             ============       ============       ============

                                                                     SCHEDULE II


                          THE MAJESTIC STAR CASINO, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                           Balance at      Charged to                                     Balance at
                                            beginning      costs and          Cash                            end
Descriptions                                 of year        expenses       Recoveries      Deductions       of year
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Year ended December 31, 2000                  36,548         140,182        35,270          92,000        120,000

Year ended December 31, 2001                 120,000         400,685        35,704         196,687        359,702

Year ended December 31, 2002                 359,702         449,335        50,358         486,706        372,689

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

Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The supplemental combining schedules on pages F-67 through F-80 are presented for purposes of additional analysis of the basic combined financial statements rather than to present the financial position, results of operations, and cash flows of the individual properties, and are not a required part of the basic combined financial statements. These schedules are the responsibility of the Properties' management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic combined financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic combined financial statements taken as a whole.


/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
April 8, 2002

                    HISTORICAL COMBINED FINANCIAL STATEMENTS
         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
                (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING
                                  CORPORATION)

                            COMBINED BALANCE SHEETS


                                                                         AT DECEMBER 31,          AT DECEMBER 6,
                                                                              2000                     2001
                                                                         -------------            -------------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   2,840,011            $   3,762,566
  Accounts receivable, net                                                          --                  225,495
  Prepaid expenses:
    Gaming taxes                                                               265,381                  817,590
    Other                                                                      366,312                  780,238
                                                                         -------------            -------------
        Total current assets                                                 3,471,704                5,585,889
                                                                         -------------            -------------
OTHER ASSETS:
  Net assets held for sale                                                 143,342,890                       --
  Restricted cash                                                              500,000                       --
  Accounts receivable -- related parties                                         5,309               16,762,294
  Other assets                                                                      --                   25,000
                                                                         -------------            -------------
        Total other assets                                                 143,848,199               16,787,294
                                                                         -------------            -------------
TOTAL                                                                    $ 147,319,903            $  22,373,183
                                                                         =============            =============
          LIABILITIES AND STOCKHOLDER'S DEFICIENCY

LIABILITIES NOT SUBJECT TO COMPROMISE
  CURRENT LIABILITIES:
  Accounts payable                                                        $         --            $     166,073
  Due to Majestic                                                                   --                3,800,000
  Accrued and other:
    Payroll and related                                                        491,255                  919,143
    Other                                                                           --                  264,732
                                                                         -------------            -------------
        Total current liabilities                                              491,255                5,149,948
NOTES PAYABLE, related party                                                        --                  228,825
                                                                         -------------            -------------
        Total liabilities not subject to compromise                            491,255                5,378,773
LIABILITIES SUBJECT TO COMPROMISE                                          225,873,496               70,680,462
                                                                         -------------            -------------
        Total liabilities                                                  226,364,751               76,059,235
                                                                         -------------            -------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)
STOCKHOLDER'S DEFICIENCY
  Common stock -- Fitzgeralds Mississippi, Inc., $.01 par
    value; 8,000,000 shares authorized; 8,000,000 shares
    issued and outstanding                                                      80,000                   80,000
  Common stock -- Fitzgeralds Las Vegas, Inc., $.01 par
    value; 25,000 shares authorized; 10,000 shares issued
    and outstanding                                                                100                      100
  Additional paid-in-capital                                                 7,586,667                7,586,667
  Accumulated deficit                                                      (86,711,615)             (61,352,819)
                                                                         -------------            -------------
        Total stockholder's deficiency                                     (79,044,848)             (53,686,052)
                                                                         -------------            -------------
TOTAL                                                                    $ 147,319,903            $  22,373,183
                                                                         =============            =============


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

                 COMBINED STATEMENTS OF STOCKHOLDERS DEFICIENCY




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


                 COMBINED STATEMENTS OF CASH FLOWS (Continued)

                                                          ENDED DECEMBER 31,           FOR THE PERIOD
                                                        ---------------------------     JANUARY 1, 2001
                                                            1999           2000       TO DECEMBER 6, 2001
                                                        ------------   ------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets........................        77,726          8,463             28,250
  Acquisition of property and equipment...............    (4,345,588)    (9,011,942)        (1,054,131)


                                                        ------------   ------------       ------------
     Net cash used in investing activities............    (4,267,862)    (9,003,479)        (1,025,881)
                                                        ------------   ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.........................    (2,975,622)      (453,560)          (240,288)
                                                        ------------   ------------       ------------
  Net cash used in financing activities...............    (2,975,622)      (453,560)          (240,288)
                                                        ------------   ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     1,529,770      2,673,858         (9,189,317)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD.........     8,748,255     10,278,025          2,840,011
(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE................            --    (10,111,872)        10,111,872
                                                        ------------   ------------       ------------
CASH AND CASH EQUIVALENTS END OF PERIOD...............  $ 10,278,025   $  2,840,011       $  3,762,566
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

2. PETITION FOR RELIEF UNDER CHAPTER 11

 GENERAL

On December 5, 2000, the Parent and the Properties commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the "Restructuring Agreement"), with the holders (the "Consenting Noteholders") of a majority in interest of the Notes. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Parent's operating assets and properties as going concerns.

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

Under the terms of the Restructuring Agreement, upon the closing of each sale of the Parent's assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Parent's assets remaining after such sales, including any registered notes received as part of the consideration for the sales of the Parent's assets and payment of remaining liabilities of the Parent, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under the terms of the Restructuring Agreement.

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

Bankruptcy Related Accounting -- The Properties have accounted for all transactions related to the Bankruptcy Cases in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, liabilities subject to compromise under the Bankruptcy Cases have been segregated on the Combined Balance Sheets and are recorded for the amounts that are expected to be allowed under the Restructuring Agreement (see Note 2). In addition, the Combined Statements of Operations and the Combined Statements of Cash Flows for the year ended December 31, 2000 and for the period from January 1, 2001 through December 6, 2001 disclose expenses related to the Bankruptcy Cases under "Reorganization Items." The Properties will continue to present their Combined Statements of Cash Flows using the indirect method.

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

14. SEGMENT INFORMATION

Until December 6, 2001, the Properties owned and operated three Fitzgeralds casino-hotels: downtown Las Vegas, Nevada; Tunica, Mississippi; and Black Hawk, Colorado. The Properties identify their business in three segments based on geographic location. The Properties market in each of their segments primarily to middle-market customers, emphasizing their Fitzgeralds brand and their "Fitzgeralds Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel (except for Fitzgeralds Black Hawk) and food and beverage.

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

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                      101 MAIN STREET
                                  FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES     COMBINED TOTAL
                                ---------------   -----------------   ---------------   -----------   --------------
OPERATING REVENUES:
  Casino......................    $38,129,610       $ 65,676,465        $35,122,740        $  --       $138,928,815
  Food and beverage...........      8,502,928          7,936,527          2,289,609           --         18,729,064
  Rooms.......................      8,465,897          7,827,721                 --           --         16,293,618
  Other.......................      1,808,135          1,195,908            281,164           --          3,285,207
                                  -----------       ------------        -----------        -----       ------------
         Total................     56,906,570         82,636,621         37,693,513           --        177,236,704
  Less promotional
    allowances................      5,996,339         13,054,629          5,409,080           --         24,460,048
                                  -----------       ------------        -----------        -----       ------------
         Net..................     50,910,231         69,581,992         32,284,433           --        152,776,656
                                  -----------       ------------        -----------        -----       ------------
OPERATING COSTS AND EXPENSES:
  Casino......................     19,583,057         31,027,932         13,535,985           --         64,146,974
  Food and beverage...........      7,695,608          2,929,046          1,168,417           --         11,793,071
  Rooms.......................      6,101,345          4,599,896                 --           --         10,701,241
  Other.......................        906,070            386,663            584,297           --          1,877,030
  Selling, general and
    administrative............     14,029,853         19,085,794          7,693,145           --         40,808,792
  Depreciation and
    amortization..............      3,709,225          6,231,109          1,785,751           --         11,726,085
                                  -----------       ------------        -----------        -----       ------------
         Total................     52,025,158         64,260,440         24,767,595           --        141,053,193
                                  -----------       ------------        -----------        -----       ------------
INCOME (LOSS) FROM
  OPERATIONS..................     (1,114,927)         5,321,552          7,516,838           --         11,723,463
OTHER INCOME (EXPENSE):
  Interest income.............         43,422             67,221             19,011           --            129,654
  Interest expense............       (120,596)           (65,291)           (24,427)          --           (210,314)
  Interest expense -- related
    party.....................     (7,951,662)       (12,722,660)        (7,315,529)          --        (27,989,851)
  Other, net..................        100,606                 --             (1,594)          --             99,012
                                  -----------       ------------        -----------        -----       ------------

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                      101 MAIN STREET
                                  FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES     COMBINED TOTAL
                                ---------------   -----------------   ---------------   -----------   --------------
INCOME (LOSS) BEFORE INCOME
  TAXES.......................     (9,043,157)        (7,399,178)           194,299           --        (16,248,036)
INCOME TAX (PROVISION)
  BENEFIT.....................             --                 --                 --           --                 --
                                  -----------       ------------        -----------        -----       ------------
NET INCOME (LOSS).............    $(9,043,157)      $ (7,399,178)       $   194,299        $  --       $(16,248,036)
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


                                                                              101 MAIN STREET
                                          FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                         LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                        ---------------   -----------------   ---------------   -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................    $(9,043,157)       $(7,399,178)       $  194,299         $  --       $(16,248,036)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization.....      3,709,225          6,231,109         1,785,751            --         11,726,085
    Other.............................        (59,626)                --             1,594            --            (58,032)
    (Increase) decrease in accounts
      receivable, net.................        100,735            113,972           (78,617)           --            136,090
    Increase in inventories...........        (80,012)           (23,278)          (32,376)           --           (135,666)
    (Increase) decrease in prepaid
      expenses........................       (380,727)           (54,012)           33,631            --           (401,108)
    (Increase) decrease in other
      assets..........................         41,423           (190,879)           19,365            --           (130,091)
    Increase (decrease) in accounts
      payable.........................     (1,096,585)        (1,453,520)           38,267            --         (2,511,838)
    Increase (decrease) in accrued and
      other liabilities...............       (355,418)         1,031,932          (226,009)           --            450,505
    Increase (decrease) in amounts due
      to related parties, net.........     10,196,712          5,808,510           (59,877)           --         15,945,345
                                          -----------        -----------        ----------         -----       ------------
          Net cash provided by
           operating activities.......      3,032,570          4,064,656         1,676,028            --          8,773,254
                                          -----------        -----------        ----------         -----       ------------

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


                                                                              101 MAIN STREET
                                          FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                         LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                        ---------------   -----------------   ---------------   -----------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets........         59,626                 --            18,100            --             77,726
  Acquisition of property and
    equipment.........................     (1,568,093)        (2,090,648)         (686,847)           --         (4,345,588)
                                          -----------        -----------        ----------         -----       ------------
         Net cash used in investing
           activities.................     (1,508,467)        (2,090,648)         (668,747)           --         (4,267,862)
                                          -----------        -----------        ----------         -----       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.........     (1,511,339)          (891,606)         (572,677)           --         (2,975,622)
                                          -----------        -----------        ----------         -----       ------------
         Net cash used in financing
           activities.................     (1,511,339)          (891,606)         (572,677)           --         (2,975,622)
                                          -----------        -----------        ----------         -----       ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS.........................         12,764          1,082,402           434,604            --          1,529,770
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR.............................      3,113,838          4,104,073         1,530,344            --          8,748,255
                                          -----------        -----------        ----------         -----       ------------
CASH AND CASH EQUIVALENTS, END OF
  YEAR................................    $ 3,126,602        $ 5,186,475        $1,964,948         $  --       $ 10,278,025
                                          ===========        ===========        ==========         =====       ============


                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                 SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 31, 2000


                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                      LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                      ---------------   -----------------   ---------------   -----------   --------------
                                                              ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents....   $  1,068,324       $    684,394        $ 1,087,293      $     --     $  2,840,011
       Prepaid expenses:............                                                                 --
         Gaming taxes...............        237,196             28,185                 --            --          265,381
         Other......................        133,269            176,266             56,777            --          366,312
                                       ------------       ------------        -----------      --------     ------------
              Total current
                assets..............      1,438,789            888,845          1,144,070            --        3,471,704
                                       ------------       ------------        -----------      --------     ------------
     OTHER ASSETS:
       Net assets held for sale.....     40,704,997         65,054,132         37,583,761            --      143,342,890
       Restricted cash..............        500,000                 --                 --            --          500,000
       Long-term accounts
         receivable -- related
         parties....................         13,033                 --                 --        (7,724)(a)        5,309
                                       ------------       ------------        -----------      --------     ------------
              Total other assets....     41,218,030         65,054,132         37,583,761        (7,724)     143,848,199
                                       ------------       ------------        -----------      --------     ------------
     TOTAL..........................   $ 42,656,819       $ 65,942,977        $38,727,831      $ (7,724)    $147,319,903
                                       ============       ============        ===========      ========     ============


                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                 SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 31, 2000


                                                                                   101 MAIN STREET
                                               FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                              LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                              ---------------   -----------------   ---------------   -----------   --------------
   LIABILITIES AND STOCKHOLDER'S DEFICIENCY
LIABILITIES NOT SUBJECT TO
  COMPROMISE
CURRENT LIABILITIES:
  Payroll and related..........               $    118,409       $    305,652        $    67,194      $     --     $    491,255
                                              ------------       ------------        -----------      --------     ------------
         Total liabilities not
           subject to
           compromise..........                    118,409            305,652             67,194            --          491,255
LIABILITIES SUBJECT TO
  COMPROMISE...................                 88,396,939         96,492,176         40,992,105        (7,724)(b)  225,873,496
                                              ------------       ------------        -----------      --------     ------------
         Total liabilities.....                 88,515,348         96,797,828         41,059,299        (7,724)     226,364,751
                                              ------------       ------------        -----------      --------     ------------
STOCKHOLDER'S DEFICIENCY.......                (45,858,529)       (30,854,851)        (2,331,468)           --      (79,044,848)
                                              ------------       ------------        -----------      --------     ------------
TOTAL..........................               $ 42,656,819       $ 65,942,977        $38,727,831      $ (7,724)    $147,319,903
                                              ============       ============        ===========      ========     ============


---------------

(a) To eliminate intercompany accounts and notes receivable.

(b) To eliminate intercompany accounts and notes payable.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                     101 MAIN STREET
                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                ---------------   -----------------   ---------------   -----------   --------------
OPERATING REVENUES:
  Casino.................         $38,476,427        $73,506,899        $36,793,529        $  --      $148,776,855
  Food and beverage......           8,541,003          8,658,645          2,386,565           --        19,586,213
  Rooms..................           8,452,168          8,147,904                 --           --        16,600,072
  Other..................           2,246,343            977,444            306,245           --         3,530,032
                                  -----------        -----------        -----------        -----      ------------
          Total..........          57,715,941         91,290,892         39,486,339           --       188,493,172
     Less promotional
       allowances........           5,576,597         16,229,247          6,949,780           --        28,755,624
                                  -----------        -----------        -----------        -----      ------------
          Net............          52,139,344         75,061,645         32,536,559           --       159,737,548
                                  -----------        -----------        -----------        -----      ------------
OPERATING COSTS AND
  EXPENSES:
  Casino.................          19,945,222         34,163,968         15,004,089           --        69,113,279
  Food and beverage......           7,487,388          3,241,141            780,436           --        11,508,965
  Rooms..................           6,672,465          4,231,886                 --           --        10,904,351
  Other..................             756,129            377,204            583,849           --         1,717,182
  Selling, general and
     administrative......          13,586,618         17,757,582          8,026,758           --        39,370,958
  Depreciation and
     amortization........           3,698,468          6,234,911          1,754,585           --        11,687,964
  Reorganization items...                  --             37,015              1,952           --            38,967
                                  -----------        -----------        -----------        -----      ------------
          Total..........          52,146,290         66,043,707         26,151,669           --       144,341,666
                                  -----------        -----------        -----------        -----      ------------
INCOME (LOSS) FROM
  OPERATIONS.............              (6,946)         9,017,938          6,384,890           --        15,395,882
OTHER INCOME (EXPENSE):
  Interest income........              49,433             88,699             29,314           --           167,446
  Interest expense.......             (52,923)           (16,561)            (1,898)          --           (71,382)
  Interest expense --
     related party.......          (7,386,790)       (11,848,387)        (6,795,846)          --       (26,031,023)
  Other, net.............              48,943            (44,450)                --           --             4,493
                                  -----------        -----------        -----------        -----      ------------
NET LOSS.................         $(7,348,283)       $(2,802,761)       $  (383,540)       $  --      $(10,534,584)
                                  ===========        ===========        ===========        =====      ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                          101 MAIN STREET
                                      FITZGERALDS        FITZGERALDS          LIMITED        ELIMINATING
                                     LAS VEGAS, INC.    MISSISSIPPI, INC.   LIABILITY CO.      ENTRIES     COMBINED TOTAL
                                     ---------------    -----------------  ---------------   -----------   --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss.........................    $(7,348,283)       $(2,802,761)       $  (383,540)       $  --      $(10,534,584)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and
      amortization.................      3,698,468          6,234,911          1,754,585           --        11,687,964
    Reorganization items incurred
      in connection with Chapter 11
      and related legal
      proceedings..................             --             37,015              1,952           --            38,967
    Other..........................         (7,963)            44,450                 --           --            36,487
    (Increase) decrease in accounts
      receivable, net..............       (295,349)           (13,680)            75,670           --          (233,359)
    (Increase) decrease in
      inventories..................        146,770            (57,423)             9,182           --            98,529
    (Increase) decrease in prepaid
      expenses.....................       (365,739)             6,734           (133,961)          --          (492,966)
    (Increase) decrease in other
      assets.......................         17,285            (14,950)          (141,363)          --          (139,028)
    Decrease in accounts payable...       (746,909)          (429,695)          (231,515)          --        (1,408,119)
    Decrease in accrued and other
      liabilities..................       (232,349)        (1,864,197)           (28,432)          --        (2,124,978)
    Increase in amounts due to
      related parties, net.........      7,599,558          6,067,908          1,466,808           --        15,134,274
    Increase in liabilities subject
      to compromise................         33,677             65,267              7,733           --           106,677
                                       -----------        -----------        -----------        -----      ------------
    Net cash provided by operating
      activities before
      reorganization items.........      2,499,166          7,273,579          2,397,119           --        12,169,864
    Reorganization items incurred
      in connection with Chapter 11
      and related legal
      proceedings..................             --            (37,015)            (1,952)          --           (38,967)
                                       -----------        -----------        -----------        -----      ------------


                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                                          101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
       Net cash provided by
           operating activities....      2,499,166          7,236,564          2,395,167           --        12,130,897
                                       -----------        -----------        -----------        -----      ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of assets.....          7,963                 --                500           --             8,463
  Acquisition of property and
    equipment......................     (1,250,139)        (6,243,359)        (1,518,444)          --        (9,011,942)
                                       -----------        -----------        -----------        -----      ------------
         Net cash used in investing
           activities..............     (1,242,176)        (6,243,359)        (1,517,944)          --        (9,003,479)
                                       -----------        -----------        -----------        -----      ------------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Repayment of long-term debt......       (232,872)          (220,688)                --           --          (453,560)
                                       -----------        -----------        -----------        -----      ------------
         Net cash used in financing
           activities..............       (232,872)          (220,688)                --           --          (453,560)
                                       -----------        -----------        -----------        -----      ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS......................      1,024,118            772,517            877,223           --         2,673,858
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR................      3,126,602          5,186,475          1,964,948           --        10,278,025
INCREASE IN CASH AND CASH
  EQUIVALENTS INCLUDED IN NET
  ASSETS HELD FOR SALE.............     (3,082,396)        (5,274,598)        (1,754,878)          --       (10,111,872)
                                       -----------        -----------        -----------        -----      ------------
CASH AND CASH EQUIVALENTS, END OF
  YEAR.............................    $ 1,068,324        $   684,394        $ 1,087,293        $  --      $  2,840,011
                                       ===========        ===========        ===========        =====      ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                 SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 6, 2001


                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......   $    726,021        $ 2,388,390        $  648,155        $    --      $  3,762,566
  Accounts receivable, net.......          3,963            192,532            29,000             --           225,495
  Prepaid expenses:
    Gaming taxes.................        783,392             32,360             1,838             --           817,590
    Other........................        275,749            309,651           194,838             --           780,238
                                    ------------        -----------        ----------        -------      ------------
      Total current assets.......      1,789,125          2,922,933           873,831             --         5,585,889
                                    ------------        -----------        ----------        -------      ------------
OTHER ASSETS:
  Accounts receivable -- related
    parties......................             --         12,599,516         4,149,702         13,076(a)     16,762,294
  Other assets...................             --             25,000                --                           25,000
                                    ------------        -----------        ----------        -------      ------------
      Total other assets.........             --         12,624,516         4,149,702         13,076        16,787,294
                                    ------------        -----------        ----------        -------      ------------
TOTAL............................   $  1,789,125        $15,547,449        $5,023,533        $13,076      $ 22,373,183
                                    ============        ===========        ==========        =======      ============

                                              HISTORICAL COMBINED FINANCIAL STATEMENTS

              FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                                                       (DEBTORS-IN-POSSESSION)
            (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                                                         AT DECEMBER 6, 2001

  LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                         101 MAIN STREET
                                     FITZGERALDS        FITZGERALDS          LIMITED            ELIMINATING            COMBINED
                                   LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.           ENTRIES                TOTAL
                                   ---------------   -----------------   ---------------        -----------           ------------


LIABILITIES NOT SUBJECT TO
  COMPROMISE
CURRENT LIABILITIES:
  Accounts payable                   $    166,073         $        --         $       --       $          --          $    166,073
  Due to Majestic                       2,405,289           1,716,150           (321,439)                 --             3,800,000
  Accrued and other:
    Payroll and related                   204,835             486,628            227,680                  --               919,143
    Other                                  76,034              98,912             89,786                  --               264,732
                                     ------------        ------------       ------------        ------------          ------------
      Total current
         liabilities                    2,852,231           2,301,690             (3,973)                 --             5,149,948
                                     ------------        ------------       ------------        ------------          ------------
NOTE PAYABLE -- RELATED PARTY             215,749                  --                 --              13,076(a)            228,825
                                     ------------        ------------       ------------        ------------          ------------
      Total liabilities not
         subject to compromise          3,067,980           2,301,690             (3,973)             13,076             5,378,773
LIABILITIES SUBJECT TO
  COMPROMISE                           68,245,167           2,071,002            364,293                  --            70,680,462
                                     ------------        ------------       ------------        ------------          ------------
      Total liabilities                71,313,147           4,372,692            360,320              13,076            76,059,235
                                     ------------        ------------       ------------        ------------          ------------
STOCKHOLDER'S DEFICIENCY              (69,524,022)         11,174,757          4,663,213                  --           (53,686,052)
                                     ------------        ------------       ------------        ------------          ------------
TOTAL                                $  1,789,125        $ 15,547,449       $  5,023,533        $     13,076          $ 22,373,183
                                     ============        ============       ============        ============          ============


---------------

(a) To eliminate intercompany accounts and notes receivable/payable.

                                              HISTORICAL COMBINED FINANCIAL STATEMENTS


              FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                                                       (DEBTORS-IN-POSSESSION)
       (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                               INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001

                                                                            101 MAIN STREET
                                        FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                      LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                      ---------------   -----------------   ---------------   -----------   ------------

OPERATING REVENUES:
  Casino............................   $ 37,401,549       $ 77,462,357       $ 35,806,661          --       $150,670,567
  Food and beverage.................      7,619,373          8,480,323          2,265,547          --         18,365,243
  Rooms.............................      7,421,444          7,620,756                 --          --         15,042,200
  Other.............................      2,150,660          1,114,620            280,058          --          3,545,338
                                       ------------       ------------       ------------         ---       ------------
      Total.........................     54,593,026         94,678,056         38,352,266          --        187,623,348
Less promotional allowances.........      5,157,564         17,965,548          6,840,890          --         29,964,002
                                       ------------       ------------       ------------         ---       ------------
      Net...........................     49,435,462         76,712,508         31,511,376          --        157,659,346
                                       ------------       ------------       ------------         ---       ------------
OPERATING COSTS AND EXPENSES:
  Casino............................     19,802,333         35,536,411         14,419,043          --         69,757,787
  Food and beverage.................      6,692,684          3,041,117            891,216          --         10,625,017
  Rooms.............................      6,357,318          3,461,234                 --          --          9,818,552
  Other.............................        582,166            440,179            634,920          --          1,657,265
  Selling, general and
    administrative..................     13,792,262         16,194,550          7,865,398          --         37,852,210
  Depreciation and amortization.....             --                 --                 --          --                 --
  Reorganization items..............     25,826,705        (23,994,013)       (12,331,767)         --        (10,499,075)
  Write-down of assets..............                                           13,005,582          --         13,005,582
                                       ------------       ------------       ------------         ---       ------------
      Total.........................     73,053,468         34,679,478         24,484,392          --        132,217,338
                                       ------------       ------------       ------------         ---       ------------
INCOME (LOSS) FROM OPERATIONS.......    (23,618,006)        42,033,030          7,026,984          --         25,442,008
OTHER INCOME (EXPENSE)
  Interest income...................         38,407                 --                 --          --             38,407
  Interest expense..................        (34,637)            (5,322)                --          --            (39,959)
  Other, net........................        (51,258)             1,900            (32,302)         --            (81,660)
                                       ------------       ------------       ------------         ---       ------------
NET INCOME (LOSS)...................   $(23,665,494)      $ 42,029,608       $  6,994,682         $--       $ 25,358,796
                                       ============       ============       ============         ===       ============

                                              HISTORICAL COMBINED FINANCIAL STATEMENTS


              FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                                                       (DEBTORS-IN-POSSESSION)
       (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                               INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001

                                                                                     101 MAIN STREET
                                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                               LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                               ---------------   -----------------   ---------------   -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................   $(23,665,494)      $ 42,029,608       $  6,994,682         $--       $ 25,358,796
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
Write-down of assets.........................             --                 --         13,005,582          --         13,005,582
(Gain) loss on sale of assets to Majestic....     25,290,831        (24,079,205)       (12,333,437)         --        (11,121,811)
Reorganization items incurred in connection
  with Chapter 11 and related legal
  proceedings................................        535,874             85,192              1,670          --            622,736
Other........................................         89,632             (1,900)            28,707          --            116,439
(Increase) decrease in accounts receivable,
  net........................................         36,093            (24,085)           (54,079)         --            (42,071)
Decrease in amounts due to related parties,
  net........................................     (8,418,141)       (22,898,876)        (9,087,324)         --        (40,404,341)
(Increase) decrease in inventories...........         66,699             28,960            (29,611)         --             66,048
(Increase) decrease in prepaid expenses......        424,323            (65,417)          (102,921)         --            255,985
(Increase) decrease in other assets..........         34,204             (7,089)                --          --             27,115
Increase (decrease) in accounts payable......        799,009           (451,016)          (107,187)         --            240,806
Increase (decrease) in due to Majestic.......      2,405,290          1,716,150           (321,440)         --          3,800,000
Increase (decrease) in liabilities subject to
  compromise.................................         16,298            125,805              7,732          --            149,835
Increase (decrease) in accrued and other
  liabilities................................        (87,589)           756,736            (44,678)         --            624,469
                                                ------------       ------------       ------------         ---       ------------
Net cash used in operating activities before
  reorganizational items.....................     (2,472,971)        (2,785,137)        (2,042,304)         --         (7,300,412)
Reorganization items:
Interest received on cash accumulated because
  of the bankruptcy proceedings..............             --            119,848             51,594          --            171,442
Professional fees paid for services rendered
  in connection with the bankruptcy
  proceedings................................        (25,128)                --            (13,264)         --            (38,392)
Other reorganization items incurred in
  connection with Chapter 11 and related
  legal proceedings..........................       (510,746)          (205,040)           (40,000)         --           (755,786)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in operating activities........     (3,008,845)        (2,870,329)        (2,043,974)         --         (7,923,148)
                                                ------------       ------------       ------------         ---       ------------

                                              HISTORICAL COMBINED FINANCIAL STATEMENTS


              FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                                                       (DEBTORS-IN-POSSESSION)
       (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                               INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001

                                                                                     101 MAIN STREET
                                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                               LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                               ---------------   -----------------   ---------------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets................             --                 --             28,250          --             28,250
Acquisition of property and equipment........       (248,581)          (627,258)          (178,292)         --         (1,054,131)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in investing activities........       (248,581)          (627,258)          (150,042)         --         (1,025,881)
                                                ------------       ------------       ------------         ---       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................       (167,273)           (73,015)                --          --           (240,288)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in financing activities........       (167,273)           (73,015)                --          --           (240,288)
                                                ------------       ------------       ------------         ---       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS....     (3,424,699)        (3,570,602)        (2,194,016)         --         (9,189,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.....................................      1,068,324            684,394          1,087,293          --          2,840,011
INCREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE.......      3,082,396          5,274,598          1,754,878          --         10,111,872
                                                ------------       ------------       ------------         ---       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....   $    726,021       $  2,388,390       $    648,155         $--       $  3,762,566
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

                                             COMBINED VALUATION AND QUALIFYING ACCOUNTS


                                                               ADDITIONS
                                               BALANCE AT     CHARGED TO
                                              BEGINNING OF     COSTS AND                         BALANCE AT
DESCRIPTION                                      PERIOD        EXPENSES       DEDUCTIONS(1)    END OF PERIOD
------------------------------------------    ------------    ----------      -------------    -------------

Allowance for doubtful accounts receivable
Period from
  January 1, 2001 to
  December 6, 2001........................     $ 210,586       $ 209,983       $(223,670)       $ 196,899
Year ended December 31, 2000..............       356,397          98,242        (244,053)         210,586
Year ended December 31, 1999..............       291,925         414,716        (350,244)         356,397


(1) Write-offs of uncollectible accounts receivable, net of recoveries

                         Report of Independent Auditors


To the Members of
Buffington Harbor Riverboats, L.L.C.

We have audited the accompanying balance sheet of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 2002, and the related statements of operations, members' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 18, 2003

The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP. The report of Ernst & Young LLP included in this Form 10-K relates to the year ended December 31, 2002. Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates only to the years ended December 31, 2001 and 2000.




                    Report of Independent Public Accountants

To the Members of
Buffington Harbor Riverboats, L.L.C.

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. (a Delaware limited liability company) as of December 31, 2001 and 2000, and the related statements of operations, members' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                  /s/ Arthur Andersen LLP

Roseland, New Jersey
January 30, 2002

                       BUFFINGTON HARBOR RIVERBOATS, L.L.C
                                  BALANCE SHEET
                           DECEMBER 31, 2002 AND 2001

                                                        ASSETS                       2002              2001
                                                        ------                       ----              ----

CURRENT ASSETS:
        Cash                                                                      $    50,505       $   317,646
        Trade Receivables                                                              92,787            26,014
        Inventory                                                                     181,292           310,348
        Prepaid expenses and other current assets                                     116,951           127,993
                                                                                  -----------       -----------

                            Total current assets                                      441,535           782,001

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 2 AND 3)                                 65,616,042        69,650,069

OTHER ASSETS                                                                          108,414           111,478
                                                                                  -----------       -----------
                            Total assets                                          $66,165,991       $70,543,548
                                                                                  ===========       ===========


                                           LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
        Accounts payable                                                          $   712,876       $   435,325
        Accrued expenses                                                            1,435,326         1,752,105
        Due to members' (Note 2)                                                      351,167           558,469
                                                                                  -----------       -----------

                            Total current liabilities                               2,499,369         2,745,899

COMMITMENTS AND CONTINGENCIES (Note 4)

MEMBERS' CAPITAL                                                                   63,666,622        67,797,649
                                                                                  -----------       -----------
                            Total liabilities and members' capital                $66,165,991       $70,543,548
                                                                                  ===========       ===========


The accompanying notes to financial statements are an integral part of these balance sheets

                       BUFFINGTON HARBOR RIVERBOATS, L.L.C
                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
              -----------------------------------------------------

                                              2002                2001                2000
                                          ------------        ------------        ------------
REVENUES:
         Food and beverage                $  1,343,800        $  1,495,123        $  4,017,032
         Other (Note 2)                     14,751,565          14,973,458          13,796,980
                                          ------------        ------------        ------------
Net revenues                                16,095,365          16,468,581          17,814,012
                                          ------------        ------------        ------------

COST AND EXPENSES:
         Food and beverage                   2,646,737           2,725,991           2,483,154
         General and administrative         13,026,312          13,659,254          13,151,389
         Depreciation                        4,848,501           5,595,497           6,260,583
         Other                                 368,375             469,459             269,220
                                          ------------        ------------        ------------
                                            20,889,925          22,450,201          22,164,346
                                          ------------        ------------        ------------
Loss from operations                        (4,794,560)         (5,981,620)         (4,350,334)

INTEREST INCOME, net                           (54,303)            386,145             232,996
                                          ------------        ------------        ------------
Net loss                                  $ (4,848,863)       $ (5,595,475)       $ (4,117,338)
                                          ============        ============        ============

The accompanying notes to financial statements are an integral part of these statements.

                       BUFFINGTON HARBOR RIVERBOATS, L.L.C
                          STATEMENT OF MEMBERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
              -----------------------------------------------------

                                                                                                  Retained
                                                                              Member              Earnings
                                                                           Contributions          (Deficit)              Total
                                                                           -------------        -------------        -------------

BALANCE, December 31,1999                                                    100,098,408          (23,805,982)          76,292,426
         Capital contributions made by Trump Indiana, Inc.                       737,322                    -              737,322
         Capital contributions made by Majestic Star Casino, LLC               7,836,489                    -            7,836,489
         Net loss                                                                      -           (4,117,338)          (4,117,338)
                                                                           -------------        -------------        -------------

BALANCE, December 31, 2000                                                   108,672,219          (27,923,320)          80,748,899
         Capital contributions made by Trump Indiana, Inc.                       214,759                    -              214,759
         Capital contributions made by Majestic Star Casino, LLC                 214,666                    -              214,666
         Transfer of assignment of BHPA interest receivable (Note 4)            (343,016)                   -             (343,016)
         Transfer of assignment of BHPA note receivable (Note 4)              (7,442,184)                   -           (7,442,184)
         Net loss                                                                      -           (5,595,475)          (5,595,475)
                                                                           -------------        -------------        -------------

BALANCE, December 31, 2001                                                   101,316,444          (33,518,795)          67,797,649
         Capital contributions made by Trump Indiana, Inc.                       358,918                    -              358,918
         Capital contributions made by Majestic Star Casino, LLC                 358,918                    -              358,918
         Net loss                                                                      -           (4,848,863)          (4,848,863)
                                                                           -------------        -------------        -------------

BALANCE, December 31, 2002                                                 $ 102,034,280        $ (38,367,658)       $  63,666,622
                                                                           =============        =============        =============




The accompanying notes to financial statements are an integral part of these statements.

                      BUFFINGTON HARBOR RIVERBOATS, L.L.C.
                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
              -----------------------------------------------------



                                                                                 2002                2001                 2000
                                                                             ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $ (4,848,863)       $ (5,595,475)       $ (4,117,338)
     Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities-
           Depreciation                                                         4,848,501           5,595,497           6,260,583
           Deferred rent                                                                -                   -          (2,142,845)
           Loss on disposal of fixed assets                                        10,861
     Changes in operating assets and liabilities-
           (Increase) decrease in trade receivables                               (66,773)            180,743            (146,574)
           (Increase) decrease in inventory                                       129,056             (81,829)             26,962
           (Increase) decrease in prepaid expenses and other current assets        11,042              41,212             (39,227)
           (Increase) decrease in due from affiliate                                    -          14,402,010         (14,402,010)
           (Increase) decrease in other assets                                      3,064               5,477             155,777
           Increase (decrease) in accounts payable                                277,551            (990,074)            605,507
           Increase (decrease) in accrued expenses                               (316,779)            (35,114)            181,523
           Increase (decrease) in due to members'                                (207,302)          1,108,416            (173,182)
                                                                             ------------        ------------        ------------
           Net cash flows (used in) provided by operating activities             (159,642)         14,630,863         (13,790,824)
                                                                             ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net                             (825,335)           (145,196)         (1,688,037)
                                                                             ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital distributions, net of contributions                                  717,836          (7,355,775)          8,573,811
     Member advance                                                                     -          (7,099,167)          7,099,167
                                                                             ------------        ------------        ------------
           Net cash flows provided by financing activities                        717,836         (14,454,942)         15,672,978
                                                                             ------------        ------------        ------------
           Net increase (decrease) in cash                                       (267,141)             30,725             194,117
CASH BEGINNING OF PERIOD                                                          317,646             286,921              92,804
                                                                             ------------        ------------        ------------
CASH END OF PERIOD                                                           $     50,505        $    317,646        $    286,921
                                                                             ============        ============        ============


The accompanying notes to financial statements are an integral part of these statements.

                      Buffington Harbor Riverboats, L.L.C.

                          Notes to Financial Statements

                                December 31, 2002

1. ORGANIZATION AND OPERATIONS

Trump Indiana, Inc. (Trump Indiana) and The Majestic Star Casino, LLC (Barden), the two holders of certificates of suitability for the Gary, Indiana riverboat casinos, formed Buffington Harbor Riverboats, L.L.C. (BHR) on September 27, 1995 and have entered into an agreement (the BHR Agreement) relating to the joint ownership, development, and operation of all common land-based and waterside operations in support of the Trump Indiana and Barden riverboat casinos. Under the BHR Agreement, BHR acquired property and constructed common roadways, utilities, and other infrastructure improvements on BHR's property.

The BHR Agreement terminates on December 31, 2035, but may be extended through Trump Indiana's and Barden's mutual consent.

The BHR Agreement provides the framework for the operations of BHR. BHR relies on the continued financial support of Trump Indiana and Barden in order to support its operating activities and to meet its current working capital obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Under the terms of the BHR Agreement, all expenditures requiring a cash outlay by BHR are billed to Trump Indiana and Barden at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump Indiana and Barden.

ADVERTISING COSTS

Included in the land-based and waterside operations is the advertising of joint venture interests. BHR expenses advertising costs as incurred. Advertising costs were $290,945, $167,168, and $258,729 for 2002, 2001, and 2000, respectively.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is carried at cost. Property, plant, and equipment is depreciated on the straight-line method over the following useful lives:

Land improvements                                                    15 years
Building                                                             40 years
Building improvements                                              5-10 years
Harbor improvements                                               10-15 years
Furniture, fixtures, and equipment                                    5 years

INCOME TAXES

BHR makes no provision (benefit) for income taxes since taxable income (loss) is allocated to the members for inclusion in their respective income tax returns.

LONG-LIVED ASSETS

BHR accounts for long-lived assets under the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. BHR had assets no longer operable and in use at December 31, 2002. BHR took a loss on impairment charge of $18,694 in 2002 to record the disposal of these assets in compliance with SFAS No. 144.

3. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

                                                     2002               2001
                                                -------------------------------

Land and land improvements                      $ 34,469,021       $ 34,469,021
Building and building improvements                40,475,757         40,400,529
Harbor improvements                               19,628,473         19,519,620
Furniture, fixtures, and equipment                 8,439,418          7,939,228
Construction-in-progress                              44,009                  -
                                                -------------------------------
                                                 103,056,678        102,328,398
Less - accumulated depreciation                   37,440,636         32,678,329
                                                -------------------------------
Total property, plant, and equipment, net       $ 65,616,042       $ 69,650,069
                                                ===============================

4. COMMITMENTS AND CONTINGENCIES

INDIANA GAMING REGULATIONS

The ownership and operation of riverboat gaming operations in Indiana are subject to state regulation under the Riverboat Gambling Act (Act) and the administrative rules promulgated thereunder. The Indiana Gaming Commission (IGC) is empowered to administer, regulate, and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming- and nongaming-related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana regulations continue to be revised and adopted by the IGC. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana, and Barden.

LEASES

Under a lease agreement assumed by BHR from Trump Indiana with Lehigh Portland Cement Co. (Lehigh Cement), BHR leased certain property which is integral to the gaming operations of Trump Indiana and Barden (the BHR Lease). The BHR Lease was rent free through December 29, 1997 and subject to certain conditions, primarily continuing progress toward permitting and construction of a new harbor, the BHR Lease was to extend until the earlier of December 31, 2005 or the completion of a new harbor. Subsequent to the original 30-month term and beginning January 1998, BHR was required to make payments of $125,000 per month for the remainder of the lease term. As of December 31, 1999, BHR had recorded deferred rent expense of $2,142,845.

In September 2000, Buffington Harbor Parking Associates (BHPA), a joint venture formed by Trump Indiana and Barden for the purpose of constructing a garage, purchased for $15,000,000 (the Purchase) the Lehigh Cement property, which was subject to the BHR Lease, and at such time the BHR Lease was terminated. In order to finance this purchase, BHR advanced BHPA $14,182,856, with interest at 6%, and acquired one acre of land from BHPA for $817,144. In connection with the Purchase, the members advanced $7,099,167 and contributed $7,900,833 to BHR, which was used to fund the advance to BHPA and acquire the one acre of land. As a result of the above, BHR reversed $1,874,986 of deferred rent expense into income in 2000.

In June 2001, BHR and BHPA terminated the BHPA agreement. A new agreement was reached between BHR, Barden, and Trump Indiana in which BHR transferred half of the loan receivable as a return of capital to Barden in the amount of $7,099,167. Trump Indiana was assigned half of the loan receivable, $7,099,167, in satisfaction of the advance. In addition, BHR distributed half of the accrued interest receivable, $308,669, and an additional $34,347 as a return of capital to each member in order to finance the construction of the garage.

BHR has historically had noncancelable office equipment and vehicle leases. During 2001, BHR exercised its purchase options on all vehicles under lease. As of December 31, 2002, only office equipment leases are noncancelable. Rental expense for all operating leases was $500,000, $412,309, and $1,367,607 for 2002, 2001, and 2000 respectively. Minimum rental payments under noncancelable operating leases are $6,000 and $4,500 for 2003 and 2004, respectively, and nothing thereafter.

OTHER

The Company is currently undergoing a sales and use tax examination by the Indiana Department of Revenue for the tax years 1998 to 2001. Although the outcome of this examination is not complete, the Company believes there will be no material impact to the Company's financial condition or results of operations.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MAJESTIC STAR CASINO, LLC


By:   /s/ Don H. Barden                                      March 31, 2003
      ---------------------------------------------------
      Don H. Barden, Manager, Chairman, President and Chief Executive Officer




By:   /s/ Jon S. Bennett                                     March 31, 2003
      ---------------------------------------------------
      Jon S. Bennett, Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)



THE MAJESTIC STAR CAPITAL CORPORATION


By:   /s/ Don H. Barden                                      March 31, 2003
      ---------------------------------------------------
      Don H. Barden, President and Chief Executive Officer




By:   /s/ Jon S. Bennett                                     March 31, 2003
      ---------------------------------------------------
      Jon S. Bennett, Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Don H. Barden, certify that:



     1. I have reviewed this annual report on Form 10-K of The Majestic Star Casino, LLC and The Majestic Star Casino Capital Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003




/s/ Don H. Barden
---------------------------------------------
Don H. Barden
Manager, Chairman, President and Chief Executive Officer

I, Jon S. Bennett, certify that:



     1. I have reviewed this annual report on Form 10-K of The Majestic Star Casino, LLC and The Majestic Star Casino Capital Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003




/s/ Jon S. Bennett
------------------------------------
Jon S. Bennett
Vice President and Chief Financial Officer

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

10.4 Expense Reimbursement Agreement dated as of October 22, 2001 between Majestic Investor Holdings, LLC and The Majestic Star Casino, LLC (Investor Holdings Registration Statement No. 333-81584)

10.5 Contribution and Assignment Agreement by and between Majestic Investor, LLC and Majestic Investor Holdings, LLC dated as of September 27, 2001 (Investor Holdings Registration Statement No. 333-81584)

10.6 Berthing Agreement dated as of April 23, 1996 between The Majestic Star Casino, LLC and Buffington Harbor Riverboats, LLC (Registration Statement No. 333-06489)

10.7 First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC made as of October 31, 1995 by and between Trump Indiana, Inc. and The Majestic Star Casino, LLC, as amended (Registration Statement No. 333-06489)

10.8 Equipment Financing Agreement dated April 5, 1996 by and between the Company and International Gaming Technology (Registration Statement No. 333-06489)

10.9 Equipment Financing Agreement dated May 5, 1996 by and between the Company and International Gaming Technology (Registration Statement, No. 333-06489)

10.10 Equipment Financing Agreement dated September 15, 1997 by and between the Company and PDS Financial Corporation (Form 10-K for the period ended December 31, 1997)

10.11 Equipment Financing Agreement dated October 27, 1997 by and between the Company and PDS Financial Corporation (Form 10-K for the period ended December 31, 1997)

10.12* Employment Agreement dated as of October 21, 2002 by and between the Company and Jon Scott Bennett (Form 10-Q for the period ended September 30, 2002)

21.1     List of Subsidiaries of The Majestic Star Casino, LLC

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Identifies current management contracts or compensatory plans or arrangements