Form 10-Q
period 2003-03-31
MAJESTIC STAR CASINO LLC
filed 2003-05-15
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
    (Mark One)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       or

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-06489

    INDIANA               THE MAJESTIC STAR CASINO, LLC         43-1664986

    INDIANA          THE MAJESTIC STAR CASINO CAPITAL CORP.     35-2100872

(State or other           (Exact name of registrant as        (I.R.S. Employer
jurisdiction of             specified in its charter)        Identification No.)
incorporation or
organization)

                           ONE BUFFINGTON HARBOR DRIVE
                                  GARY, INDIANA
                                   46406-3000
                                 (219) 977-7823

         (Address of principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes           X               No
         ------------              -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes                            No        X
         ------------              -------------

Shares outstanding of each of the registrant's classes of common stock:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX


PART I            FINANCIAL INFORMATION                                                 PAGE NO.
                                                                                        --------
         Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
                  and December 31, 2002.................................................   1

                  Consolidated Statements of Operations for the three months
                  ended March 31, 2003 and 2002 (Unaudited).............................   2

                  Consolidated Changes in Member's Deficit for the three months ended March 31, 2003 (Unaudited) and the Year ended
                  December 31, 2002.....................................................   3

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2003 and 2002 (Unaudited).............................   4

                  Notes to Financial Statements ........................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................   22

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............   30

         Item 4.  Controls and Procedures...............................................   30

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings ....................................................   30

         Item 6.  Exhibits and Reports on Form 8-K .....................................   31

         SIGNATURES.....................................................................   32

         CERTIFICATIONS.................................................................   33


                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       2003            2002
                                                                  -------------    -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                   $  36,079,690    $  24,547,881
      Restricted cash                                                   500,000          250,000
      Accounts receivable, less allowance for doubtful accounts
             of $ 398,677 and $372,689, respectively                  2,126,571        2,974,726
      Inventories                                                       976,008          982,486
      Prepaid expenses                                                4,005,791        2,921,064
      Note receivable due from affiliate                                   --            700,000
      Due from Buffington Harbor Riverboats, L.L.C                      180,885          217,925
                                                                  -------------    -------------
             Total current assets                                    43,868,945       32,594,082
                                                                  -------------    -------------

Property, equipment and improvements, net                           162,935,250      164,809,158

Intangible assets, net                                               17,292,996       17,691,746

Goodwill                                                              5,922,398        5,922,398

Other Assets:
      Deferred financing costs, net of accumulated amortization
             of $4,925,750 and $4,375,528, respectively               8,824,182        9,372,067
      Investment in Buffington Harbor Riverboats, L.L.C              31,229,290       31,833,311
      Restricted cash                                                 1,000,000        1,000,000
      Other assets, prepaid leases and deposits                      12,420,034       12,587,112
                                                                  -------------    -------------
             Total other assets                                      53,473,506       54,792,490
                                                                  -------------    -------------

             Total Assets                                         $ 283,493,095    $ 275,809,874
                                                                  =============    =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
      Current maturities of long-term debt                        $      79,406    $     134,084
      Accounts payable                                                3,370,389        4,048,298
      Payroll and related                                             6,607,064        7,656,515
      Accrued interest                                                9,429,521        1,473,785
      Other accrued liabilities                                      11,800,046       11,895,469
                                                                  -------------    -------------
             Total current liabilities                               31,286,426       25,208,151

Long-term debt, net of current maturities                           274,903,602      274,526,285
                                                                  -------------    -------------

             Total Liabilities                                      306,190,028      299,734,436

Commitments and contingencies                                           250,000          250,000

Member's Deficit                                                    (22,946,933)     (24,174,562)
                                                                  -------------    -------------

             Total Liabilities and Member's Deficit               $ 283,493,095    $ 275,809,874
                                                                  =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               FOR THE THREE          FOR THE THREE
                                                MONTHS ENDED           MONTHS ENDED
                                               MARCH 31, 2003         MARCH 31, 2002
                                               --------------         --------------
REVENUES:
     Casino                                     $ 74,767,880           $ 73,493,416
     Rooms                                         3,798,785              4,088,511
     Food and beverage                             5,252,862              5,529,246
     Other                                         1,371,636              1,284,821
                                                ------------           ------------
         Gross revenues                           85,191,163             84,395,994

         Less promotional allowances              (5,936,582)            (6,339,215)
                                                ------------           ------------
         Net revenues                             79,254,581             78,056,779

COSTS AND EXPENSES:
     Casino                                       24,361,788             25,286,436
     Rooms                                         1,545,896              1,768,500
     Food and beverage                             2,882,062              3,221,727
     Other                                           409,608                378,654
     Gaming taxes                                 14,316,086             13,596,586
     Advertising and promotion                     4,966,404              4,957,981
     General and administrative                   12,922,735             12,065,180
     Economic incentive - City of Gary             1,060,247                938,260
     Depreciation and amortization                 5,671,576              5,664,653
     Pre-opening expenses                               --                    7,287
                                                ------------           ------------
         Total costs and expenses                 68,136,402             67,885,264
                                                ------------           ------------
         Operating income                         11,118,179             10,171,515
                                                ------------           ------------
OTHER INCOME (EXPENSE):
     Interest income                                  37,100                 39,482
     Interest expense                             (7,962,528)            (8,164,012)
     (Loss) Gain on disposal of assets              (109,720)                 6,542
     Other non-operating expense                     (47,814)               (50,993)
                                                ------------           ------------
         Total other expense                      (8,082,962)            (8,168,981)
                                                ------------           ------------
         Net income                             $  3,035,217           $  2,002,534
                                                ============           ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND THE YEAR ENDED DECEMBER 31, 2002



                                                      Capital        Accumulated         Total
                                                   Contributions       Deficit      Members' Deficit
                                                   ------------     ------------    ----------------
Balance, December 31, 2001                           29,000,000      (48,981,487)      (19,981,487)
Net income                                                 --          1,315,754         1,315,754
Distribution to Manager                                    --         (5,508,829)       (5,508,829)
                                                   ------------     ------------      ------------

Balance, December 31, 2002                           29,000,000      (53,174,562)      (24,174,562)

Net income                                                 --          3,035,217         3,035,217
Distribution to Manager                                    --         (1,247,782)       (1,247,782)
Equity in property acquired from related party             --           (559,806)         (559,806)
                                                   ------------     ------------      ------------
Balance, March 31, 2003                            $ 29,000,000     $(51,946,933)     $(22,946,933)
                                                   ============     ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE THREE     FOR THE THREE
                                                                    MONTHS ENDED      MONTHS ENDED
                                                                   MARCH 31, 2003    MARCH 31, 2002
                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  3,035,217      $  2,002,534
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation                                                      3,720,735         3,741,344
     Amortization                                                      1,346,820         1,317,349
     Loss on investment in Buffington Harbor Riverboats, L.L.C           604,021           605,947
     Loss (Gain) on sale of assets                                       109,720            (6,542)
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                     272,243            10,693
     Decrease in inventories                                               6,477            48,819
     Increase in prepaid expenses                                       (672,937)         (286,483)
     Decrease (increase) in other assets                                 151,342          (605,247)
     Decrease in accounts payable                                       (677,909)         (743,335)
     Decrease in accrued payroll and related expenses                 (1,049,452)         (912,020)
     Increase in accrued interest                                      7,955,736           917,317
     (Decrease) increase in other accrued liabilities                    (95,433)        1,218,383
                                                                    ------------      ------------
         Net cash provided by operating activities                    14,706,580         7,308,759
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of acquisition related costs                                   --            (796,649)
     Acquisition of property, equipment and improvements              (1,986,298)       (2,344,859)
     Equity in property acquired from related party                     (559,806)             --
     Decrease (increase) in prepaid lease and deposits                     1,000            (5,000)
     Increase in restricted cash                                        (250,000)             --
     Investment in Buffington Harbor Riverboats, L.L.C                      --             (23,503)
     Proceeds from sale of equipment                                      29,750             6,542
                                                                    ------------      ------------
         Net cash used in investing activities                        (2,765,354)       (3,163,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                                                    --          (4,800,000)
     Payment of 11.653% Senior Secured Notes issuance costs               (2,337)         (505,136)
     Cash paid to reduce long-term debt                                  (75,209)          (55,182)
     Cash received from loans to related parties                         915,911              --
     Distribution to Barden Development, Inc.                         (1,247,782)         (468,274)
                                                                    ------------      ------------
         Net cash used in financing activities                          (409,417)       (5,828,592)
                                                                    ------------      ------------
Net increase (decrease) in cash and cash equivalents                  11,531,809        (1,683,302)
Cash and cash equivalents, beginning of period                        24,547,881        25,925,291
                                                                    ------------      ------------
Cash and cash equivalents, end of period                            $ 36,079,690      $ 24,241,989
                                                                    ============      ============
INTEREST PAID:
     Equipment Debt                                                 $      4,981      $      8,361
     Senior Secured Notes - Fixed Interest 10-7/8%                  $       --        $  7,068,750
     Lines of credit                                                $         61      $    169,582




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary ("Gary") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. Majestic Investor, LLC was formed on September 12, 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes. Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with Gary.

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

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company" refer to The Majestic Star Casino, LLC and all of its subsidiaries.

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiary, Majestic Investor, LLC. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The consolidated financial statements and footnotes for prior year reflect certain reclassifications to conform to the current year presentation, which have no effect on previously reported net income.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2.   NEW ACCOUNTING PRINCIPLES

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Company did not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for "Variable Interest Entities ("VIE")" in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

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

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



relating to the BHR Property, except for costs associated with food and beverage, and valet operations, which are allocated on a percentage of use by the casino customers of the Company and Trump.

         The Company paid approximately $1.3 million in berthing fees for the three months ended March 31, 2003, compared to $1.6 million for the three months ended March 31, 2002. Such amounts are recorded in general and administrative expense in the consolidated statement of operations. In addition, the Company has paid approximately $203,000 for costs associated with food and beverage in each of the three month periods ended March 31, 2003 and 2002. Such amounts are recorded in casino expenses in the Company's consolidated statements of operations. After the company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. The Company has elected to record its allocation portion of BHR's net loss within depreciation expense in its consolidated statement of operations. The allocated net loss recorded in depreciation expense for the three months ended March 31, 2003 is approximately $604,000 compared to $606,000 for the three months ended March 31, 2002.

         The following represents selected financial information of BHR:


                      Buffington Harbor Riverboats, L.L.C.
                            Statements of Operations
                                  (Unaudited)

                                  March 31,               March 31,
                                    2003                    2002
                                    ----                    ----

Gross revenue                   $ 3,377,808              $ 4,217,973

Operating Income                $     3,306              $     4,990

Net loss                        $(1,208,041)             $(1,211,920)


NOTE 4. INTANGIBLE ASSETS

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

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. INTANGIBLE ASSETS (CONTINUED)


         The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of March 31, 2003, are as follows:

                                   Gross
                                  Carrying      Accumulated    Net Amount
                                   Amount      Amortization  March 31, 2003
                                 ---------     ------------  --------------
                                (in thousand) (in thousands) (in thousands)

Amortized intangible assets:

Customer relationships           $   9,800     $     (1,619)    $ 8,181
Tradename                            3,700             (488)      3,212
Riverboat excursion license            700             --           700
                                 ---------     ------------     -------
Total                            $  14,200     $     (2,107)    $12,093
                                 =========     ============     =======
Unamortized intangible assets:

Gaming license                   $   5,200     $       --       $ 5,200
                                 ---------     ------------     -------
Total                            $   5,200     $       --       $ 5,200
                                 =========     ============     =======


         The amortization expense recorded on the intangible assets for the three months ended March 31, 2003 was $0.4 million. The estimated amortization expense for each of the five succeeding fiscal years is as follows (amounts in thousands):

                          For the year ended December 31,
                          -------------------------------
                          2003                    $1,618
                          2004                     1,642
                          2005                     1,642
                          2006                     1,642
                          2007                     1,642


NOTE 5. GOODWILL

         There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003. The carrying amount of goodwill for the three months ended March 31, 2003 was approximately $5,922,000. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment testing at least annually.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

         There have been no significant changes in legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except for those legal proceedings described below.

         On May 11 and 12, 2000, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1996 and 1998. The Indiana Department of Revenue has taken the position that Indiana gross wagering tax must be added back to the Company's income for the purpose of determining the Indiana adjusted gross income tax on the Company's non-resident member, and that the Company had the duty to withhold and remit adjusted gross income tax payable by its non-resident member. The tax deficiency assessed for 1996 and 1998 totals $553,744, plus accrued interest. On February 10, 2003, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1999, 2000 and 2001, concerning the same issue. The tax deficiency assessed for 1999-2001 totals $2,012,397 plus accrued interest. The Company has filed administrative protests and demands for hearing with the Department of Revenue to protect its rights with respect to all tax years. However, it is too early to determine the outcome of these contested tax assessments.

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

         A change in the Indiana state law governing gaming took effect on July 1, 2002. The new law enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The State of Indiana recently enacted the following legislation:

     o 24-Hour Dockside Gaming. Effective July 1, 2003, HEA 1001 authorizes a licensed riverboat owner who implements flexible scheduling to conduct gambling operations for up to 24 hours per day. Under the current IGC ruling, the riverboat casinos must close for three hours daily. The Company plans to submit its plan to the IGC for 24-Hour Dockside Gaming.

     o Retroactive Dockside Tax. Under an administrative decision by the IGC, wagering tax rates during the July 1, 2002 through June 30, 2003 tax period have not been computed for Adjusted Gross Receipts ("AGR") received after implementation of flexible scheduling based on cumulative AGR received since July 1, 2002. The starting point for the computation of cumulative AGR during the tax period was set by the IGC at August 1, 2002, for seven riverboats that implemented flexible scheduling on that date; and August 5, 2002, for three riverboats that implemented scheduling on that date. A noncode provision of HEA 1001,
          Section 48, retroactive to July 1, 2002, would waive all penalties and interest due from a riverboat that underpaid the amount of wagering tax after June 30, 2002, and before May 1, 2003, because the tax rates on AGR received by the riverboat after implementation of flexible scheduling were not based on the cumulative total AGR received by the riverboat from July 1, 2002, provided the riverboat pays the unpaid balance in two equal installments on July 1, 2003, and July 1, 2004. The Company's retroactive wagering tax is estimated to be approximately $1,036,000, which can be paid in the two equal installments.

     o Second Riverboat License. Effective July 1, 2003, SEA 176 removes the prohibition on a riverboat owner owning more than a 10% interest in another riverboat and permits a person to own up to a 100% interest in not more than two riverboats. HEA 1001, Section 42 imposes a $2.0 million transfer fee upon a person who purchases or otherwise acquires a controlling interest in a second owner's license.

         The ownership and operation of our other casino gaming facilities in Nevada, Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Other Contingencies

         In September of 2000, AMB Parking, LLC, (a limited liability company indirectly owned by Don. H. Barden, Chairman and CEO of the Company) and Trump Indiana, Inc. (the "Joint Venture Partner") entered into an Operating Agreement to form Buffington Harbor Parking Associates, LLC ("BHPA"). The limited liability company was formed for the purpose of constructing and operating a 2,000 space parking garage. The Company is recognizing $9,462,815 of advances made on the parking garage construction as prepaid lease expense. The Company and the Joint Venture Partner have each entered into parallel operating lease agreements with BHPA, each having a term of until December 31, 2018. The rent payable under both leases is intended to service the debt incurred by BHPA to construct the parking garage. The Company is amortizing its prepaid lease over the term of the operating lease agreement. The lease agreement calls for the Company and the Joint Venture Partner to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment.


Restricted Cash

         At March 31, 2003 and December 31, 2002, restricted cash of $1.0 million represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. Also, at December
31, 2002, restricted cash of $250,000 at Majestic Investor Holdings, LLC represents a letter of credit for self-insured workers compensation at Fitzgerald Tunica and Fitzgeralds Black Hawk. At March 31, 2003, this amount was increased to $500,000 when Fitzgeralds Las Vegas was added to the self-insured workers compensation program.

NOTE 7. SEGMENT INFORMATION

         The Company owns and operates four properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties").

         The Company identifies its business in four segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (except in Gary, Indiana and Black Hawk, Colorado) and food and beverage.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7. SEGMENT INFORMATION (CONTINUED)


         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There are minimal inter-segment sales. Corporate costs are allocated to the business segments through management fees from Majestic Star, LLC (with respect to the casino in Gary) to Majestic Investor Holdings, LLC (with respect to the Fitzgeralds properties) and are reflected in "General and Administrative" expenses.

         A summary of the Properties' operations by business segment for the three months ended March 31, 2003 and March 31, 2002 is presented below:

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7. SEGMENT INFORMATION (CONTINUED)

                                                As of and for the Three Months Ended
                                                   March 31, 2003  March 31, 2002
                                                   --------------  --------------
                                                   (In thousands)  (In thousands)
Net revenues:
            Majestic Star Casino                     $  35,976      $  31,753
            Fitzgeralds Tunica                          22,965         24,347
            Fitzgeralds Black Hawk                       7,916          8,962
            Fitzgeralds Las Vegas                       12,398         12,995
            Unallocated and other (1)                     --             --
                                                     ---------      ---------
                        Total                        $  79,255      $  78,057
                                                     ---------      ---------
Income (loss) from operations:
            Majestic Star Casino                     $   5,769      $   4,683
            Fitzgeralds Tunica                           4,548          4,628
            Fitzgeralds Black Hawk                       1,231          1,259
            Fitzgeralds Las Vegas                          236            240
            Unallocated and other (1)                     (666)          (638)
                                                     ---------      ---------
                        Total                        $  11,118      $  10,172
                                                     ---------      ---------
Segment depreciation and amortization
            Majestic Star Casino                     $   2,018      $   2,278
            Fitzgeralds Tunica                           1,905          1,780
            Fitzgeralds Black Hawk                         412            364
            Fitzgeralds Las Vegas                          671            617
            Unallocated and other (1)                      666            626
                                                     ---------      ---------
                        Total                        $   5,672      $   5,665
                                                     ---------      ---------
Expenditures for additions to long-lived assets:
            Majestic Star Casino                     $     923      $   1,173
            Fitzgeralds Tunica                             267            513
            Fitzgeralds Black Hawk                         249            104
            Fitzgeralds Las Vegas                          547            555
            Unallocated and other (1)                     --             --
                                                     ---------      ---------
                        Total                        $   1,986      $   2,345
                                                     ---------      ---------
Segment assets:
            Majestic Star Casino                     $ 118,538      $ 121,788
            Fitzgeralds Tunica                          86,987         89,921
            Fitzgeralds Black Hawk                      29,953         30,234
            Fitzgeralds Las Vegas                       38,367         45,597
            Unallocated and other (1)                  160,021        172,607
                                                     ---------      ---------
                        Total                        $ 433,866      $ 460,147
            Less:  intercompany                       (150,373)      (172,145)
                                                     ---------      ---------
                        Total                        $ 283,493      $ 288,002
                                                     =========      =========


(1) Unallocated and other include corporate items and eliminations that are not allocated to the operation segments.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RELATED PARTY TRANSACTIONS

         On March 13, 2003, the Company purchased for $1,016,784, net of prorated taxes plus closing costs, approximately 3.73 acres of land and a building, adjacent to the Buffington Harbor Complex from an affiliated company. The amounts were recorded in the Company's property and equipment accounts at $406,000 for the land and $110,769 for the building, which was the carrying value recorded on the affiliate's balance sheet. The remaining consideration paid in excess of the seller's basis in the amount of $559,806 was recorded as an adjustment to member's equity. The transaction was the result of an arms-length negotiation and the purchase price was based on an independent third-party appraisal.

         The Company entered into an LLC Manager agreement on June 18, 1999 with Barden Development, Inc. ("BDI") to provide for, among other things, BDI to act as the Managing Member of the LLC. Distribution of profits to BDI are limited under the indenture for the Majestic Star Senior Secured Notes. The distribution cannot exceed 5% of the Company's Consolidated Cash Flow (as defined in the Indenture for the Majestic Star Senior Secured Notes) for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Indenture governing such notes or if the Company does not meet certain financial ratios as provided in such Indenture. During the three months ended March 31, 2003, the Company made a distribution of $384,000 to BDI related to the fourth quarter of 2002.

         During the three months ended March 31, 2003, Majestic Investor Holdings, LLC made a distribution of $864,000 to BDI, related to the fourth quarter of 2002, in accordance with the LLC Manager Agreement between Majestic Investor Holdings, LLC and BDI dated December 5, 2001.

         In December 2001, the Company made a $300,000 employee loan to Mr. Barden. This loan bore interest at a rate of 7% per annum and was due and payable in full on December 12, 2002. On March 17, 2003, $215,911 was paid on the note. The balance of $84,094 in principal and $29,194 in interest was paid on April 23, 2003.

         On January 31, 2002, the Company made a $200,000 employee loan to Mr. Kelly. On March 17, 2003, Mr. Kelly paid $67,000 in accordance with the loan agreement. This loan bears no interest and is due and payable in full on January 31, 2005.

         In December 2001, Majestic Investor Holdings, LLC issued a $700,000 note to BDI. The note bears interest at a rate of 7% annum. The principal and accrued but unpaid interest were due and payable in full on December 12, 2002. The principal and accrued interest was paid on March 17, 2003.

NOTE 9. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 9. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


         Majestic Investor Holdings, LLC currently has $151.8 million of 11.653% Senior Secured Notes outstanding (the "Investor Holdings Senior Secured Notes"). The Investor Holdings Senior Secured Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries (the "Guarantor Subsidiaries") of Majestic Investor Holdings, LLC. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

         The following condensed consolidating information presents condensed consolidating balance sheets, as of March 31, 2003 and December 31, 2002 and condensed consolidating statements of operations and cash flows for the three months ended March 31, 2003 and 2002, for The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted subsidiaries of Majestic Investor Holdings, LLC (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. ("MSCCC") and Majestic Investor, LLC, wholly-owned subsidiaries of The Majestic Star Casino, LLC, and Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of Majestic Investor Holdings, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented for these subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2003
(UNAUDITED)

                                            Majestic Star   Majestic Investor    Guarantor      Eliminating           Total
                                             Casino, LLC      Holdings, LLC     Subsidiaries      Entries          Consolidated
                                            -------------   -----------------   ------------    -----------        ------------
ASSETS
Current Assets:
    Cash and cash equivalents               $  15,003,471    $   5,783,064     $  15,293,155   $        --          $  36,079,690
    Restricted cash                                  --            500,000              --              --                500,000
    Accounts receivable (net)                   1,045,441             --           1,081,130            --              2,126,571
    Inventories                                    47,171             --             928,837            --                976,008
    Prepaid expenses and other
      current assets                            2,654,528          279,162         1,567,771        (314,785)(a)        4,186,676
                                            -------------    -------------     -------------   -------------        -------------
         Total current assets                  18,750,611        6,562,226        18,870,893        (314,785)          43,868,945
                                            -------------    -------------     -------------   -------------        -------------
Property, equipment and vessel
  improvements, net                            47,163,593             --         115,771,657            --            162,935,250
Intangible assets, net                               --          5,200,000        12,092,996            --             17,292,996
Due from related parties                             --        115,904,126              --      (115,904,126)(b)             --
Investment in Buffington Harbor
  Riverboats, L.L.C                            31,229,290             --                --              --             31,229,290
Other assets                                   13,226,797        6,368,564         8,571,253            --             28,166,614
Investment in subsidiaries                      8,167,346       25,986,523              --       (34,153,869)(b)             --
                                            -------------    -------------     -------------   -------------        -------------
         Total Assets                       $ 118,537,637    $ 160,021,439     $ 155,306,799   $(150,372,780)       $ 283,493,095
                                            =============    =============     =============   =============        =============
LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Current maturities of long-term debt    $        --      $        --       $      79,406   $        --          $      79,406
    Accounts payable, accrued and other        12,274,013        6,005,583        13,242,209        (314,785)          31,207,020
                                            -------------    -------------     -------------   -------------        -------------
         Total current liabilities             12,274,013        6,005,583        13,321,615        (314,785)          31,286,426
                                            -------------    -------------     -------------   -------------        -------------
Due to related parties                               --               --         115,904,126    (115,904,126)(a)(b)          --
Long-term debt, net of current maturities     128,960,557      145,848,510            94,535                          274,903,602
                                            -------------    -------------     -------------   -------------        -------------
         Total Liabilities                    141,234,570      151,854,093       129,320,276    (116,218,911)         306,190,028

Commitments and contingencies                     250,000             --                --              --                250,000

    Member's  Equity (Deficit):               (22,946,933)       8,167,346        25,986,523     (34,153,869)(b)      (22,946,933)
                                            -------------    -------------     -------------   -------------        -------------
         Total Liabilities and Member's
           Equity                           $ 118,537,637    $ 160,021,439     $ 155,306,799   $(150,372,780)       $ 283,493,095
                                            =============    =============     =============   =============        =============

(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002
(UNAUDITED)

                                            Majestic Star   Majestic Investor    Guarantor      Eliminating           Total
                                             Casino, LLC      Holdings, LLC     Subsidiaries      Entries          Consolidated
                                            -------------   -----------------   ------------    -----------        ------------
ASSETS
Current Assets:
    Cash and cash equivalents               $   8,564,057    $   1,007,660     $  14,976,164   $        --         $  24,547,881
    Restricted cash                                  --            250,000              --              --               250,000
    Accounts receivable, net                    1,733,543           52,695         1,188,488            --             2,974,726
    Inventories                                    53,360             --             929,126            --               982,486
    Prepaid expenses and other
      current assets                            1,778,480        5,573,991         1,575,678      (5,089,160)(a)       3,838,989
                                            -------------    -------------     -------------   -------------       -------------
       Total current assets                    12,129,440        6,884,346        18,669,456      (5,089,160)         32,594,082
                                            -------------    -------------     -------------   -------------       -------------
Property, equipment and vessel
  improvements, net                            47,511,652             --         117,297,506            --           164,809,158
Intangible assets, net                               --          5,200,000        12,491,746            --            17,691,746
Due from related parties                             --        116,816,043              --      (116,816,043)(b)            --
Investment in Buffington Harbor
  Riverboats, L.L.C                            31,833,311             --                --              --            31,833,311
Other assets                                   13,619,918        6,714,902         8,546,757            --            28,881,577
Investment in subsidiaries                      8,082,405       19,959,009              --       (28,041,414)(b)            --
                                            -------------    -------------     -------------   -------------       -------------
       Total Assets                         $ 113,176,726    $ 155,574,300     $ 157,005,465   $(149,946,617)      $ 275,809,874
                                            =============    =============     =============   =============       =============
LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt    $        --      $        --       $     134,084   $        --         $     134,084
    Accounts payable, accrued and other         8,221,517        1,960,447        15,215,462        (323,359)(a)      25,074,067
                                            -------------    -------------     -------------   -------------       -------------
       Total current liabilities                8,221,517        1,960,447        15,349,546        (323,359)         25,208,151
                                            -------------    -------------     -------------   -------------       -------------

Due to related parties                               --               --         121,581,844    (121,581,844)(a)(b)         --
Long-term debt, net of current maturities     128,879,771      145,531,448           115,066            --           274,526,285
                                            -------------    -------------     -------------   -------------       -------------

       Total Liabilities                      137,101,288      147,491,895       137,046,456    (121,905,203)        299,734,436

Commitments and contingencies                     250,000             --                --              --               250,000

    Member's Equity (Deficit):                (24,174,562)       8,082,405        19,959,009     (28,041,414)(b)     (24,174,562)
                                            -------------    -------------     -------------   -------------       -------------
        Total Liabilities and Member's
          Equity (Deficit)                  $ 113,176,726    $ 155,574,300     $ 157,005,465   $(149,946,617)      $ 275,809,874
                                            =============    =============     =============   =============       =============

(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                              ENDED MARCH 31, 2003
                                  (UNAUDITED)

                                         MAJESTIC STAR     MAJESTIC INVESTOR       GUARANTOR      ELIMINATING
                                          CASINO, LLC        HOLDINGS, LLC        SUBSIDIARIES      ENTRIES           CONSOLIDATED
                                         -------------    -----------------       ------------    -----------        -------------
REVENUES:
     Casino                              $ 35,332,173       $       --            $ 39,435,707    $       --         $ 74,767,880
     Rooms                                       --                 --               3,798,785            --            3,798,785
     Food and beverage                        391,922               --               4,860,940            --            5,252,862
     Other                                    570,798               --                 800,838            --            1,371,636
                                         ------------       ------------          ------------    ------------       ------------
         Gross revenues                    36,294,893               --              48,896,270            --           85,191,163

         Less promotional allowances         (319,471)              --              (5,617,111)           --           (5,936,582)
                                         ------------       ------------          ------------    ------------       ------------
         Net revenues                      35,975,422               --              43,279,159            --           79,254,581

COSTS AND EXPENSES:
     Casino                                 8,803,070               --              15,558,718            --           24,361,788
     Rooms                                       --                 --               1,545,896            --            1,545,896
     Food and beverage                        383,862               --               2,498,200            --            2,882,062
     Other                                       --                 --                 409,608            --              409,608
     Gaming taxes                           9,740,773               --               4,575,313            --           14,316,086
     Advertising and promotion              1,714,985               --               3,251,419            --            4,966,404
     General and administrative             6,485,042               --               6,437,693            --           12,922,735
     Economic incentive - City of Gary      1,060,247               --                    --              --            1,060,247
     Depreciation and amortization          2,018,116            665,738             2,987,722            --            5,671,576
                                         ------------       ------------          ------------    ------------       ------------
         Total costs and expenses          30,206,095            665,738            37,264,569            --           68,136,402
                                         ------------       ------------          ------------    ------------       ------------
         Operating income (loss)            5,769,327           (665,738)            6,014,590            --           11,118,179
                                         ------------       ------------          ------------    ------------       ------------
OTHER INCOME (EXPENSE):
     Interest income                           14,157             18,298                 4,645            --               37,100
     Interest expense                      (3,534,438)        (4,421,360)               (6,730)           --           (7,962,528)
     Gain (loss) on sale of assets           (124,720)              --                  15,000            --             (109,720)
     Other non-operating expense              (38,335)            (9,479)                 --              --              (47,814)
     Equity in net income (loss)
                     of subsidiaries          949,226          6,027,505                  --        (6,976,731)(a)           --
                                         ------------       ------------          ------------    ------------       ------------
         Total other income (expense)      (2,734,110)         1,614,964                12,915      (6,976,731)        (8,082,962)
                                         ------------       ------------          ------------    ------------       ------------
         Net income                      $  3,035,217       $    949,226          $  6,027,505    $ (6,976,731)      $  3,035,217
                                         ============       ============          ============    ============       ============

(a) To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                              ENDED MARCH 31, 2002
                                  (UNAUDITED)


                                         MAJESTIC STAR     MAJESTIC INVESTOR       GUARANTOR      ELIMINATING
                                          CASINO, LLC        HOLDINGS, LLC        SUBSIDIARIES      ENTRIES           CONSOLIDATED
                                         -------------    -----------------       ------------    -----------        -------------
REVENUES:
     Casino                                $ 31,138,665      $       --        $ 42,354,751      $       --           $ 73,493,416
     Rooms                                         --                --           4,088,511              --              4,088,511
     Food and beverage                          433,145              --           5,096,101              --              5,529,246
     Other                                      396,331              --             888,490              --              1,284,821
                                           ------------      ------------      ------------      ------------         ------------
         Gross revenues                      31,968,141              --          52,427,853              --             84,395,994

         Less promotional allowances           (215,760)             --          (6,123,455)             --             (6,339,215)
                                           ------------      ------------      ------------      ------------         ------------
         Net revenues                        31,752,381              --          46,304,398              --             78,056,779

COSTS AND EXPENSES:
     Casino                                   7,260,277              --          18,026,159              --             25,286,436
     Rooms                                         --                --           1,768,500              --              1,768,500
     Food and beverage                          451,609              --           2,770,118              --              3,221,727
     Other                                         --                --             378,654              --                378,654
     Gaming taxes                             8,576,832              --           5,019,754              --             13,596,586
     Advertising and promotion                1,661,445              --           3,296,536              --              4,957,981
     General and administrative               5,903,986             4,205         6,156,989              --             12,065,180
     Economic incentive - City of Gary          938,260              --                --                --                938,260
     Depreciation and amortization            2,277,638           626,347         2,760,668              --              5,664,653
     Pre-opening expenses                          --               7,287              --                --                  7,287
                                           ------------      ------------      ------------      ------------         ------------
         Total costs and expenses            27,070,047           637,839        40,177,378              --             67,885,264
                                           ------------      ------------      ------------      ------------         ------------
         Operating income (loss)              4,682,334          (637,839)        6,127,020              --             10,171,515
                                           ------------      ------------      ------------      ------------         ------------
OTHER INCOME (EXPENSE):
     Interest income                              7,874            16,512            15,096              --                 39,482
     Interest expense                        (3,648,625)       (4,507,026)           (8,361)             --             (8,164,012)
     Gain on sale of assets                        --                --               6,542              --                  6,542
     Other non-operating expense                (33,501)          (17,492)             --                --                (50,993)
     Equity in net income (loss)
            of subsidiaries                     994,452         6,140,297              --          (7,134,749)(a)             --
                                           ------------      ------------      ------------      ------------         ------------
         Total other income (expense)        (2,679,800)        1,632,291            13,277        (7,134,749)          (8,168,981)
                                           ------------      ------------      ------------      ------------         ------------
         Net income                        $  2,002,534      $    994,452      $  6,140,297      $ (7,134,749)        $  2,002,534
                                           ============      ============      ============      ============         ============

(a) To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                              ENDED MARCH 31, 2003
                                  (UNAUDITED)



                                                MAJESTIC STAR    MAJESTIC INVESTOR    GUARANTOR      ELIMINATING     CONSOLIDATED
                                                 CASINO, LLC       HOLDINGS, LLC     SUBSIDIARIES      ENTRIES          TOTAL
                                                -------------    -----------------   ------------    -----------     -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:                         $  8,074,222      $    (7,965)       $ 6,640,323      $        -    $  14,706,580
                                                ------------      -----------        -----------      ----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment            (923,175)               -         (1,063,123)              -       (1,986,298)
   Equity in property acquired from
     related party                                  (559,806)               -                  -               -         (559,806)
   Increase in restricted cash                             -         (250,000)                 -               -         (250,000)
   Decrease in prepaid leases and deposits             1,000                -                  -               -            1,000
   Proceeds from sale of equipment                    14,750                -             15,000               -           29,750
                                                ------------      -----------        -----------      ----------    -------------
      Net cash used in investing activities       (1,467,231)        (250,000)        (1,048,123)              -       (2,765,354)
                                                ------------      -----------        -----------      ----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of 11.653% Senior Secured Notes
     issuance costs                                        -           (2,337)                 -               -           (2,337)
   Cash advances to/from affiliates                        -        5,200,000         (5,200,000)              -                -
   Cash received from loans to related parties       215,911          700,000                  -               -          915,911
   Cash paid to reduce long-term debt                      -                -            (75,209)              -          (75,209)
   Distribution to Barden Development, Inc.         (383,488)        (864,294)                 -               -       (1,247,782)
                                                ------------      -----------        -----------      ----------    -------------
      Net cash provided by (used in) financing
        activities                                  (167,577)       5,033,369         (5,275,209)              -         (409,417)
                                                ------------      -----------        -----------      ----------    -------------
Net increase in cash and cash equivalents          6,439,414        4,775,404            316,991               -       11,531,809
Cash and cash equivalents, beginning of period     8,564,057        1,007,660         14,976,164               -       24,547,881
                                                ------------      -----------        -----------      ----------    -------------
Cash and cash equivalents, end of period        $ 15,003,471      $ 5,783,064        $15,293,155      $        -    $  36,079,690
                                                ============      ===========        ===========      ==========    =============

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

                                                          MAJESTIC STAR  MAJESTIC INVESTOR  GUARANTOR   ELIMINATING    CONSOLIDATED
                                                           CASINO, LLC     HOLDINGS, LLC   SUBSIDIARIES  ENTRIES          TOTAL
                                                          -------------  ----------------- ------------ -----------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:       $   340,025      $ (288,761)    $ 7,253,171  $  4,324 (a)   $ 7,308,759
                                                           ------------     -----------    -----------  ---------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment of acquisition related costs                              -        (796,649)             -          -          (796,649)
   Acquisition of property and equipment                    (1,173,077)              -      (1,171,782)        -        (2,344,859)
   Increase in prepaid leases and deposits                      (5,000)              -              -          -            (5,000)
   Proceeds from sale of equipment                                   -               -           6,542         -             6,542
   Investment in Buffington Harbor Riverboats, LLC             (23,503)              -              -          -           (23,503)
                                                           ------------     -----------    -----------  ---------      ------------
       Net cash used in investing activities                (1,201,580)       (796,649)     (1,165,240)        -        (3,163,469)
                                                           ------------     -----------    -----------  ---------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of 11.653% Senior Secured Notes issuance costs            -        (505,136)             -          -          (505,136)
   Cash advances to/from related parties                      (161,426)      7,351,278      (7,185,528)   (4,324) (a)            -
   Line of credit, net                                               -      (4,800,000)             -          -        (4,800,000)
   Cash paid to reduce long-term debt                                -               -         (55,182)        -           (55,182)
   Distribution to Barden Development, Inc.                   (280,032)       (188,242)                        -          (468,274)
                                                           ------------     -----------    -----------  ---------      ------------
       Net cash provided by (used in) financing activities    (441,458)      1,857,900      (7,240,710)   (4,324)       (5,828,592)
                                                           ------------     -----------    -----------  ---------      ------------
Net increase (decrease) in cash and cash equivalents        (1,303,013)        772,490      (1,152,779)        -        (1,683,302)
Cash and cash equivalents, beginning of period               8,220,476         498,363      17,206,452         -        25,925,291
                                                           ------------     -----------    -----------  ---------      ------------
Cash and cash equivalents, end of period                   $ 6,917,463      $1,270,853     $16,053,673  $      -       $24,241,989
                                                           ============     ===========    ===========  =========      ============




(a) To eliminate intercompany receivables and payables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD-LOOKING INFORMATION

         This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "estimates", "plans", "intends", "expects", "will" or "could" used in the Company's reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the risk of the Joint Venture Partner not making its lease payments when due in connection with the parking facility at the Gary property; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, and gaming devices; admission taxes; finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key employees; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; adverse results of significant litigation matters; non-renewal of the Company's gaming license from the appropriate regulatory authorities; and continuing effects of terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

         For more information on these and other factors, see the Company's most recently filed Form 10-K. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 1.

OVERVIEW

         The Majestic Star Casino, the Company's riverboat gaming facility located in Gary, Indiana, ("Majestic Star") has been owned and operated by the Company since 1996. On December 6, 2001, the Company, through certain "unrestricted subsidiaries," acquired three Fitzgeralds brand casino-hotels.

         The Company's 10 7/8% Senior Secured Notes (the "Notes") are secured primarily by the assets of the Gary, Indiana, casino and gaming facility. The Fitzgeralds assets are held by the

"unrestricted subsidiaries" of the Company and specifically excluded from the collateral securing the Notes. As the Company's noteholders have no recourse to the Fitzgeralds assets, Management's Discussion and Analysis of Financial Condition and Results of Operations focuses primarily on the results of Majestic Star as well as the Company and it subsidiaries on a consolidated basis. For a discussion of the results of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Investor Holdings 10-Q").

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

RESULTS OF OPERATIONS

         The following discussion provides a comparison of the results of operations of Majestic Star, and the Company and its subsidiaries on a consolidated basis, for the three months ended March 31, 2003, with the three months ended March 31, 2002. On a consolidated basis, gross revenues increased approximately $795,000 or 0.9% to approximately $85,191,000 during the three months ended March 31, 2003, compared to $84,396,000 during the three months ended March 31, 2002.

         The following table sets forth information derived from the Company's consolidated statements of operations for the three months ended March 31, 2003 and 2002, expressed as a percentage of consolidated gross revenues.

          CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                                 (IN THOUSANDS)

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                              2003                   2002
                                         ------------------------------------
          Gross revenues                 $   85,191              $  84,396
          Operating income               $   11,118              $  10,172
          EBITDA (1)                     $   16,790              $  15,836

      CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                2003                  2002
                                         ------------------------------------
REVENUES:
     Casino                                    87.8 %                 87.1 %
     Rooms                                      4.4 %                  4.8 %
     Food and beverage                          6.2 %                  6.6 %
     Other                                      1.6 %                  1.5 %
                                         ----------              ---------
          Gross revenues                      100.0 %                100.0 %
          Less promotional allowances          (7.0)%                 (7.5)%
                                         ----------              ---------
          Net revenues                         93.0 %                 92.5 %
COSTS AND EXPENSES:
     Casino                                    28.6 %                 30.0 %
     Rooms                                      1.8 %                  2.1 %
     Food and beverage                          3.4 %                  3.8 %
     Other                                      0.5 %                  0.4 %
     Gaming taxes                              16.8 %                 16.1 %
     Advertising and promotion                  5.8 %                  5.9 %
     General and administrative                15.2 %                 14.3 %
     Economic incentive - City of Gary          1.2 %                  1.1 %
     Depreciation and amortization              6.7 %                  6.7 %
     Pre-opening expenses                         - %                    - %
                                         ----------              ---------
          Total costs and expenses             80.0 %                 80.4 %
                                         ----------              ---------
          Operating income                     13.0 %                 12.1 %
OTHER INCOME (EXPENSE):
     Interest income                              - %                    - %
     Interest expense                          (9.3)%                 (9.7)%
     Gain (loss) on disposal of assets         (0.1)%                    - %
     Other non-operating expense                  - %                    - %
                                         ----------              ---------
          Total other income (expense)         (9.4)%                 (9.7)%
                                         ----------              ---------
          Net income                            3.6 %                  2.4 %
                                         ==========              =========
          EBITDA (1)                           19.7 %                 18.8 %

(1) EBITDA is defined as earnings from operations before interest, taxes, depreciation and amortization. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry, and a principal basis for valuation of gaming companies. Other companies may calculate EBITDA differently. Management uses EBITDA as a measure of the Company's operating performance. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. A reconciliation of operating income to EBITDA follows:

                  Reconciliation of Operating Income to EBITDA

                                 (in millions)

                                For The Three Months Ended     For The Three Months Ended
                                        March 31,                       March 31,
                                          2003                            2002
                                --------------------------     --------------------------
Operating income                        $  11.1                         $  10.2

   Depreciation and amortization            5.7                             5.6
                                        -------                         -------

   EBITDA                               $  16.8                         $  15.8
                                        =======                         =======



THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Consolidated gross revenues for the three months ended March 31, 2003 amounted to approximately $85,191,000, an increase of approximately $795,000, or 0.9% from consolidated gross revenues recorded in the three months ended March 31, 2002. Majestic Star accounted for approximately $36,295,000, or 42.6% of gross revenues for the three months ended March 31, 2003, which reflects an increase of $4,327,000 in Majestic Star's revenues on an unconsolidated basis, or 13.5% compared to the three months ended March 31, 2002. The 13.5% increase in gross revenues at Majestic Star was primarily attributable to a $2,792,000, or 10.6% increase in slot revenue and a $1,402,000, or 30.6% increase in table games revenue. The primary reasons for the increase are the commencement of dockside gaming at Majestic Star on August 5, 2002, the opening of the 2,000 space parking garage on May 13, 2002 and increased direct mail and promotional activities.

         The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic
Star), food and beverage and other. Consolidated casino revenues for the three months ended March 31, 2003 totaled approximately $74,768,000, or 87.8% of consolidated gross revenues, of which slot machines accounted for approximately $63,912,000, or 85.5% and table games accounted for approximately $10,856,000, or 14.5%. Majestic Star's casino revenues during the three months ended March 31, 2003 totaled approximately $35,332,000, or 97.3% of its gross revenues, an increase of approximately $4,193,000, or 13.5%, of which slot machines accounted for approximately $29,352,000, or 83.1%, and table games accounted for approximately $5,980,000, or 16.9%. The average number of slot machines in operation at Majestic Star increased to 1,542 during the three months ended March 31, 2003, from 1,428 during the three months ended March 31, 2002. The average win per slot machine per day at Majestic Star increased to approximately $212 for the three months ended March 31, 2003, from approximately $207 during the three months ended March 31, 2002. The average number of table games in operation at Majestic Star during the three months ended March 31, 2003 and 2002, was 56 and 51, respectively. The average win per table game per day during the three months ended March 31, 2003 increased to approximately $1,187 compared to approximately $991 during the three months ended March 31, 2002. The average daily win per state passenger count at Majestic Star was approximately $89 during the three months ended March 31, 2003, compared to an average daily win per state passenger count of $71 for the three months ended March 31, 2002.

         Consolidated hotel room revenues totaled $3,799,000, or 4.4% of the consolidated gross revenues for the three months ended March 31, 2003, and is attributable to operations of the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenues for the three months ended March 31, 2003 totaled approximately $5,253,000, or 6.2% of consolidated gross revenues, compared to approximately $5,529,000, or 6.6% of consolidated gross revenues, for the three months ended March 31, 2002. Majestic Star accounted for approximately $392,000, or 1.1% of its gross revenues for the three months ended March 31, 2003, which reflects a decrease of $41,000 in such revenues at Majestic Star, or 9.5%, compared to the three months ended March 31, 2002.

         Consolidated other revenues for the three months ended March 31, 2003 totaled approximately $1,372,000, or 1.6% of consolidated gross revenues, compared to approximately $1,285,000, or 1.5% of consolidated gross revenues during the three months ended March 31, 2002. Majestic Star accounted for approximately $571,000, or 1.6% of its gross revenues for the three months ended March 31, 2003, an increase of $175,000, or 44.2%, compared to the three months ended March 31, 2002. Other revenue at Majestic Star consisted primarily of commission income and the sale of cigars and cigarettes.

         Consolidated promotional allowances deducted from the Company's consolidated gross revenues for the three months ended March 31, 2003 and 2002 were approximately $5,937,000, or 7.0% of consolidated gross revenues, and $6,339,000, or 7.5% of consolidated gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $319,000 or 0.9% of its gross revenues, an increase of $103,000, or 48.2%, compared to the three months ended March 31, 2002. The increase in promotional allowances is primarily attributable to an increase in rated slot play and associated incentives.

         Consolidated casino operating expenses for the three months ended March 31, 2003 totaled approximately $24,362,000, or 28.6% of consolidated gross revenues and 32.6% of casino revenues, respectively, compared to approximately $25,286,000, or 30.0% of consolidated gross revenues and 34.4% of casino revenues, respectively, for the three months ended March 31, 2002. These expenses were primarily comprised of salaries, wages and benefits, operating expenses and cash related marketing activities of the casinos. Majestic Star's casino operating expenses accounted for approximately $8,803,000, or 24.3% of Majestic Star gross revenues and 24.9% of Majestic Star casino revenues, compared to approximately $7,260,000, or 22.7% of Majestic Star gross revenues and 23.3% of Majestic Star casino revenues, respectively, for the three months ended March 31, 2002. The dollar increase of $1,543,000, or 21.3%, is primarily attributed to increased expenses of $952,000 in cash based marketing activities and $579,000 in payroll and payroll related benefits. Majestic Star provides meals and services to its gaming patrons at facilities located in and/or owned by BHR. The cost for these meals and services for the three months ended
March 31, 2003 and March 31, 2002 was $203,000 and are characterized in the financial statements as casino expense. BHR and other third party operators of food kiosks invoice the company monthly for these charges.

         Consolidated gaming taxes totaled approximately $14,316,000, or 19.1% of casino revenues for the three months ended March 31, 2003, compared to approximately $13,597,000, or 18.5% of casino revenues for the three months ended March 31, 2002. Majestic Star accounted for gaming taxes of approximately $9,741,000, or 27.5% of its casino revenues for the three months ended March 31, 2003, compared to approximately $8,577,000, or 27.5% of its casino revenues during the three months ended March 31, 2002. An additional $1,060,000 was paid during the three months ended March 31, 2003, compared to approximately $938,000 in the three months ended March 31, 2002, to Gary under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to Gary. The increase in gaming tax expense is directly related to the increase in casino revenues.

         Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the three months ended March 31, 2003 totaled approximately $4,966,000, or 5.8% of consolidated gross revenues, compared to approximately $4,958,000, or 5.9% of consolidated gross revenues during the three months ended March 31, 2002. Of this amount, Majestic Star accounted for approximately $1,715,000, or 4.7% of its gross revenues for the three months ended March 31, 2003 and approximately $1,662,000, or 5.2% of its gross revenues for the three months ended March 31, 2002.

         Consolidated general and administrative expenses for the three months ended March 31, 2003 were approximately $12,923,000, or 15.2% of consolidated gross revenues, compared to $12,065,000, or 14.3% of consolidated gross revenues, during the three months ended March 31, 2002. Majestic Star accounted for approximately $6,485,000, or 17.9% of its gross revenues for the three months ended March 31, 2003 and $5,904,000, or 18.5% of its gross revenues for the three months ended March 31, 2002. These expenses included approximately $1,285,000 for berthing fees paid to BHR and $1,311,000 for marine operations, including housekeeping, during the three months ended March 31, 2003. The $581,000 or 9.8% increase in these expenses is primarily attributed to $516,000 for the parking garage lease and $399,000 for incremental corporate expenses during the three months ended March 31, 2003.

         Consolidated depreciation and amortization for the three months ended March 31, 2003, were approximately $5,672,000, compared to approximately $5,665,000, during the three months ended March 31, 2002. Depreciation and amortization at Majestic Star are inclusive of the Company's loss on investment in BHR. The loss on investment in BHR is primarily depreciation expense. Depreciation and amortization attributed to Majestic Star for the three months ended March 31, 2003 was approximately $1,414,000 compared to approximately $1,672,000 during the three months ended March 31, 2002. The dollar decrease totaled approximately $258,000, of which approximately $247,000 is depreciation expense and approximately $11,000 is amortization expense. The decrease for the three months ended March 31, 2003 is primarily attributable to machinery and equipment being fully depreciated. The loss relating to the investment in BHR for the three months ended March 31, 2003 and 2002 was $604,000 and $606,000, respectively.

         Consolidated operating income for the three months ended March 31, 2003 was $11,118,000, or 13.0% of consolidated gross revenues, compared to an operating income for the three months ended March 31, 2002 of $10,172,000, or 12.1% of consolidated gross revenues. Operating income attributed to Majestic Star for the three months ended March 31, 2003 was approximately $5,769,000, or 15.9% of gross Majestic Star revenues, compared to $4,682,000, or 14.6% of gross revenues, during the three months ended March 31, 2002. The $1,087,000 or 23.2% increase in operating income is principally attributed to a 13.5% increase in Majestic Star's gross revenues partially offset by increased expenses as previously discussed.

         The consolidated net interest expense for the three months ended March 31, 2003, was approximately $7,925,000, or 9.3% of consolidated gross revenues, compared to approximately $8,125,000, or 9.7% of consolidated gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the three months ended March 31, 2003 was approximately $3,520,000, or 9.7% of gross revenues, compared to $3,641,000, or 11.4% of gross revenues for the same period last year. The $121,000 decrease in net interest expense at Majestic Star is primarily attributed to a $114,000 decrease in lower interest on the line of credit.

         Other non-operating expenses of $48,000 and $51,000 for the three months ended March 31, 2003 and 2002, respectively, mainly represent fees associated with the line of credit.

         As a result of the foregoing, the Company realized consolidated net income of approximately $3,035,000, or 3.6% of consolidated gross revenues for the three months ended

March 31, 2003, compared to $2,003,000 or 2.4% of consolidated gross revenues during the three months ended March 31, 2002. Majestic Star realized net income of $2,086,000, or 5.7% of its gross revenues during the three months ended March 31, 2003, compared to $1,008,000 or 3.2% of its gross revenues during the three months ended March 31, 2002.

         Consolidated EBITDA (defined as earnings from operations before interest, taxes, depreciation and amortization) was approximately $16,790,000, or 19.7% of consolidated gross revenues during the three months ended March 31, 2003, compared to approximately $15,836,000, or 18.8% of consolidated gross revenues during the three months ended March 31, 2002. EBITDA for Majestic Star was approximately $7,787,000, or 21.5% of its gross revenues during the three months ended March 31, 2003, compared to $6,960,000, or 21.8% of its gross revenues in the prior year's period, an increase of $827,000, or 11.9%. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry, and a principal basis for valuation of gaming companies. Other companies may calculate EBITDA differently. Management uses EBITDA as a measure of the Company's operating performance. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. The Company has significant uses of cash including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. A reconciliation of operating income/(loss) to EBITDA is included in the Consolidated Statements of Operations Summary Information.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had cash and cash equivalents of $36,080,000. This amount included $21,076,000 at Majestic Investor Holdings, LLC and $15,004,000 at Majestic Star after paying the coupon on the 10 7/8 % Senior Secured Notes at Majestic Star, on December 31, 2002. During the three months ended March 31, 2003, the Company's capital expenditures were $1,986,000, which included $923,000 at Majestic Star primarily for the purchase of land and a building for $517,000, software enhancements for $138,000 and slot machines for $111,000.

         The Company, has met its capital requirements to date through net cash from operating activities. For the three months ended March 31, 2003, net cash provided by operating activities totaled $14,707,000, compared to $7,309,000 during the three months ended March 31, 2002. At Majestic Star for the three months ended March 31, 2003, net cash provided by operating activities totaled approximately $8,074,000 and cash used by investing activities totaled $1,467,000, compared to approximately $340,000 provided by operating activities and $1,202,000 used in investing activities, during the three months ended March 31, 2002. At Majestic Star for the three months ended March 31, 2003, cash used in financing activities totaled approximately $168,000, compared to $441,000 used in financing activities during the three months ended March 31, 2002. This amount includes a distribution of $383,000 related to the fourth quarter of 2002 made during the three months ended March 31, 2003 by Majestic Star to BDI. As of May 15, 2003, there are no outstanding borrowings under the $20.0 million Majestic Star Credit Facility.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Notes, lease payments to Buffington Harbor Parking Associates, LLC and other permitted indebtedness for the year 2003. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, will be sufficient for such purposes. Recent legislation in Illinois, that if signed into law, would increase the number of gaming positions from 1,200 to 2,000 at existing gaming venues, split 3,200 slot machines among five horse-racing tracks and bring a 4,000 position city owned casino to Chicago. The purchase of certain Indiana gaming facilities by larger more recognized brand names, could significantly increase competition for the Company. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings of debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Company did not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for "Variable Interest Entities ("VIE")" in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectives of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

         There have been no significant changes in legal proceedings previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, except for those legal proceedings described below.

         On May 11 and 12, 2000, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1996 and 1998. The Indiana Department of Revenue has taken the position that Indiana gross wagering tax must be added back to the Company's income for the purpose of determining the Indiana adjusted gross income tax on the Company's non-resident member, and that the Company had the duty to withhold and remit adjusted gross income tax payable by its non-resident member. The tax deficiency assessed for 1996 and 1998 totals $553,744, plus accrued interest. On February 10, 2003, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1999, 2000 and 2001, concerning the same issue. The tax deficiency assessed for 1999-2001 totals $2,012,397 plus accrued interest. The Company has filed administrative protests and demands for hearing with the Department of Revenue to protect its rights with respect to all tax years. However, it is too early to determine the outcome of these contested tax assessments.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as part of this report:

Exhibit No.       Description of Document
-----------       -----------------------

  99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906   of the Sarbanes-Oxley Act of 2002

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There were no reports on Form 8-K filed during the three months ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MAJESTIC STAR CASINO, LLC


By:   /s/ Don H. Barden
      ______________________________________________              May 15, 2003
      Don H. Barden, Member, Chairman, President and Chief Executive Officer


By    /s/ Jon S. Bennett
      ______________________________________________              May 15, 2003
      Jon S. Bennett, Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CAPITAL CORP.


By:   /s/ Don H. Barden
      ______________________________________________              May 15, 2003
      Don H. Barden, Chairman, President and Chief Executive Officer




By:   /s/ Jon S. Bennett
      ______________________________________________              May 15, 2003
      Jon S. Bennett, Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003




/s/ Don H. Barden
-----------------------------------------
Don H. Barden
Member, Chairman, President and Chief Executive Officer

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

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003




           /s/ Jon S. Bennett
-----------------------------------------
Jon S. Bennett
Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.       Description of Document
-----------       -----------------------

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002