Form 10-Q
period 2003-06-30
MAJESTIC STAR CASINO LLC
filed 2003-08-14
CIK 1016466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes      X       No
     ---------       ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes              No      X
     ---------       ---------

As of June 30, 2003, shares outstanding of each of the registrant's classes of common stock:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
     PART I          FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
                     and December 31, 2002...............................................................1

                     Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (Unaudited)............................................2

                     Consolidated Statement of Changes in Member's Deficit for the
                     six months ended June 30, 2003 (Unaudited) and the year ended
                     December 31, 2002...................................................................3

                     Consolidated Statements of Cash Flows for the six months
                     ended June 30, 2003 and 2002 (Unaudited)............................................4

                     Notes to Financial Statements.......................................................5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................................................27

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................40

            Item 4.  Controls and Procedures.............................................................40

     PART II     OTHER INFORMATION

            Item 1.  Legal Proceedings...................................................................40

            Item 6.  Exhibits and Reports on Form 8-K....................................................40

            SIGNATURES...................................................................................41

                          PART I FINANCIAL INFORMATION


                          THE MAJESTIC STAR CASINO, LLC
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                     JUNE 30,       DECEMBER 31,
                                                                                                       2003             2002
                                                                                                   ------------     ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                                      $ 33,936,855     $ 24,547,881
    Restricted cash                                                                                     500,000          250,000
    Accounts receivable, less allowance for doubtful accounts
         of $303,137 and $372,689 as of June 30, 2003 and December 31, 2002, respectively             2,591,401        2,974,726
    Inventories                                                                                         958,697          982,486
    Prepaid expenses                                                                                  4,024,072        2,921,064
    Note receivable due from affiliate                                                                        -          700,000
    Due from Buffington Harbor Riverboats, L.L.C.                                                       427,221          217,925
                                                                                                   ------------     ------------
         Total current assets                                                                        42,438,246       32,594,082
                                                                                                   ------------     ------------
Property, equipment and improvements, net                                                           162,993,619      164,809,158

Intangible assets, net                                                                               16,894,246       17,691,746

Goodwill                                                                                              5,922,398        5,922,398

Other Assets:
    Deferred financing costs, net of accumulated amortization
         of $5,463,402 and $4,375,528 as of June 30, 2003 and December 31, 2002, respectively         8,286,531        9,372,067
    Investment in Buffington Harbor Riverboats, L.L.C.                                               30,634,131       31,833,311
    Restricted cash                                                                                   1,000,000        1,000,000
    Other assets                                                                                     12,286,830       12,587,112
                                                                                                   ------------     ------------
         Total other assets                                                                          52,207,492       54,792,490
                                                                                                   ------------     ------------
         Total Assets                                                                              $280,456,001     $275,809,874
                                                                                                   ============     ============
LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Current maturities of long-term debt                                                           $     81,224     $    134,084
    Accounts payable                                                                                  3,471,539        4,048,298
    Payroll and related                                                                               7,735,132        7,656,515
    Accrued interest                                                                                  8,542,542        1,473,785
    Other accrued liabilities                                                                        12,239,743       12,145,469
                                                                                                   ------------     ------------
         Total current liabilities                                                                   32,070,180       25,458,151

Long-term debt, net of current maturities                                                           275,280,449      274,526,285
                                                                                                   ------------     ------------
         Total Liabilities                                                                          307,350,629      299,984,436

Commitments and contingencies                                                                                --               --

Member's Deficit                                                                                    (26,894,628)     (24,174,562)
                                                                                                   ------------     ------------
         Total Liabilities and Member's Deficit                                                    $280,456,001     $275,809,874
                                                                                                   ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                2003                2002                2003                2002
                                         ------------------   -----------------   ----------------    ----------------
REVENUES:
    Casino                                $   73,140,266       $  72,066,873       $ 147,908,146       $ 145,560,289
    Rooms                                      3,584,913           3,938,875           7,383,698           8,027,386
    Food and beverage                          5,098,410           5,288,758          10,351,272          10,818,004
    Other                                      1,461,789           1,526,364           2,833,425           2,811,185
                                          --------------       -------------       -------------       -------------
         Gross revenues                       83,285,378          82,820,870         168,476,541         167,216,864

         Less promotional allowances          (5,864,485)         (5,945,547)        (11,801,067)        (12,284,762)
                                          --------------       -------------       -------------       -------------
         Net revenues                         77,420,893          76,875,323         156,675,474         154,932,102

COSTS AND EXPENSES:
    Casino                                    25,742,852          25,201,858          50,104,640          50,735,288
    Rooms                                      1,641,287           1,863,809           3,187,183           3,632,309
    Food and beverage                          2,983,876           3,362,508           5,865,938           6,584,184
    Other                                        410,449             396,601             820,057             775,255
    Gaming taxes                              15,887,061          13,428,854          30,203,147          27,025,440
    Advertising and promotion                  4,780,429           5,162,961           9,746,833           9,873,999
    General and administrative                12,922,765          12,637,577          25,845,500          24,702,763
    Economic incentive - City of Gary          1,011,164             948,882           2,071,411           1,887,142
    Depreciation and amortization              5,698,320           5,777,366          11,369,896          11,442,019
    Pre-opening expenses                               -               6,103                   -              13,390
                                          --------------       -------------       -------------       -------------

         Total costs and expenses             71,078,203          68,786,519         139,214,605         136,671,789
                                          --------------       -------------       -------------       -------------
         Operating income                      6,342,690           8,088,804          17,460,869          18,260,313
                                          --------------       -------------       -------------       -------------
OTHER INCOME (EXPENSE):
    Interest income                               27,137              38,488              64,237              77,970
    Interest expense                          (7,961,446)         (8,120,449)        (15,923,974)        (16,284,461)
    Gain (loss) on sale of assets                  8,762               2,886            (100,958)              9,428
    Other non-operating expense                  (46,640)            (41,298)            (94,454)            (92,291)
                                          --------------       -------------       -------------       -------------
         Total other expense                  (7,972,187)         (8,120,373)        (16,055,149)        (16,289,354)
                                          --------------       -------------       -------------       -------------
         Net (loss) income                $   (1,629,497)      $     (31,569)      $   1,405,720       $   1,970,959
                                          ==============       =============       =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND THE YEAR ENDED DECEMBER 31, 2002

                                                           Capital         Accumulated             Total
                                                         Contributions       Deficit          Members' Deficit
                                                         -------------     ------------       ----------------
Balance, December 31, 2001                               $ 29,000,000      $(48,981,487)        $(19,981,487)
Net income                                                          -         1,315,754            1,315,754
Distribution to Manager                                             -        (5,508,829)          (5,508,829)
                                                         -------------     ------------         ------------
Balance, December 31, 2002                                 29,000,000       (53,174,562)         (24,174,562)

Net income                                                          -         1,405,720            1,405,720
Distribution to Manager                                             -        (3,565,980)          (3,565,980)
Equity in property acquired from related party                      -          (559,806)            (559,806)
                                                         -------------     ------------         ------------
Balance, June 30, 2003                                   $ 29,000,000      $(55,894,628)        $(26,894,628)
                                                         ============      ============         ============

       The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                      2003                2002
                                                                                 --------------      ---------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $  1,405,720       $  1,970,959
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                               7,489,647          7,578,116
          Amortization                                                               2,681,069          2,656,003
          Loss on investment in Buffington Harbor Riverboats, L.L.C                  1,199,180          1,207,900
          Loss (gain) on sale of assets                                                100,958             (9,428)
      Changes in operating assets and liabilities:
          Decrease in accounts receivable                                               16,325            182,072
          Decrease in inventories                                                       23,788             20,272
          Increase in prepaid expenses                                              (1,307,754)        (1,309,205)
          Decrease in other assets                                                     292,229            361,851
          (Decrease) increase in accounts payable                                     (576,759)           818,028
          Increase in related party receivables                                              -           (287,499)
          Increase in accrued payroll and related expenses                              58,616             10,369
          Increase in accrued interest                                               7,068,756            270,242
          Increase(decrease) in other accrued liabilities                              114,280           (347,129)
                                                                                 --------------      -------------
               Net cash provided by operating activities                            18,566,055         13,122,551
                                                                                 --------------      -------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
          Payment of acquisition related costs                                               -           (986,158)
          Proceeds from seller from purchase price adjustment                                -          3,800,000
          Acquisition of property, equipment and improvements                       (5,823,805)        (6,238,519)
          Equity in property acquired from related party                              (559,806)                 -
          Increase in prepaid lease and deposits                                             -            (74,000)
          Increase in restricted cash                                                 (250,000)          (250,000)
          Investment in Buffington Harbor Riverboats, L.L.C                              3,500            (40,455)
          Proceeds from sale of equipment                                               48,739             42,717
                                                                                 --------------      -------------
               Net cash used in investing activities                                (6,581,372)        (3,746,415)
      CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from line of credit                                                       -         10,600,000
          Repayment of line of credit                                                        -        (15,107,565)
          Payment of 11.653% Senior Secured Notes issuance costs                        (2,337)        (1,084,355)
          Cash paid to reduce long-term debt                                           (94,392)           (65,140)
          Cash received from loans to related parties                                1,067,000                  -
          Distribution to Barden Development, Inc.                                  (3,565,980)        (1,693,573)
                                                                                 --------------      -------------
               Net cash used in financing activities                                (2,595,709)        (7,350,633)
                                                                                 --------------      -------------
      Net increase in cash and cash equivalents                                      9,388,974          2,025,503
      Cash and cash equivalents, beginning of period                                24,547,881         25,925,291
                                                                                 --------------      -------------
      Cash and cash equivalents, end of period                                    $ 33,936,855       $ 27,950,794
                                                                                 ==============     ==============
      INTEREST PAID:
          Equipment Debt                                                          $      8,787       $      8,391
          Senior Secured Notes - Fixed Interest 10-7/8%                                      -          7,068,750
          Senior Secured Notes - Fixed Interest 11.653%                              8,842,704          8,707,126
          Lines of credit                                                                  226            197,730
                                                                                 --------------      -------------
               Total                                                              $  8,851,717       $ 15,981,997
                                                                                 ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

         The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 to provide gaming and related entertainment to the public. The Company commenced gaming operations at Buffington Harbor, in Gary, Indiana, on June 7, 1996. Majestic Investor, LLC was formed on September 12, 2000 as an "unrestricted subsidiary" of the Company under the Indenture relating to the Company's 10-7/8% Senior Secured Notes ("Majestic Indenture"). Majestic Investor, LLC was initially formed to satisfy the Company's off-site development obligations under the Development Agreement with Gary.

         Majestic Investor, LLC entered into a definitive purchase and sale agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation ("Fitzgeralds") and certain of its affiliates to purchase substantially all of the assets and certain liabilities of three of its subsidiaries for approximately $149.0 million in cash, subject to adjustment in certain circumstances. Majestic Investor, LLC assigned all of its rights and obligations to Majestic Investor Holdings, LLC, a wholly-owned subsidiary of Majestic Investor, LLC. Majestic Investor Holdings, LLC completed the purchase of substantially all of the assets and certain liabilities on December 6, 2001 and commenced operations on December 7, 2001. The three Fitzgeralds brand casinos are "restricted subsidiaries" of Majestic Investor Holdings, LLC under the Indenture relating to Majestic Investor Holdings, LLC's 11.653% Senior Secured Notes (the "Holdings Indenture") and "unrestricted subsidiaries" under the Majestic Indenture relating to the Company's 10-7/8% Senior Secured Notes.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company" refer to The Majestic Star Casino, LLC and all of its subsidiaries.

NOTE 2. BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly owned subsidiary, Majestic Investor, LLC. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, estimated liabilities for our self insured medical plan, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The consolidated financial statements and footnotes for prior year reflect certain reclassifications to conform to the current year presentation, which have no effect on previously reported net income.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 did not have a material impact on the Company's financial condition or results of operation.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Company did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operation.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NEW ACCOUNTING PRINCIPLES (CONTINUED)

relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

NOTE 4. RESTRICTED CASH

         At June 30, 2003 and December 31, 2002, restricted cash of $1.0 million represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. Also, at December 31, 2002, restricted cash of $250,000 at Majestic Investor Holdings, LLC, represents a letter of credit for self-insured workers compensation at Fitzgeralds Tunica and Fitzgeralds Black Hawk. As of June 30, 2003, this amount has been increased to $500,000 due to Fitzgeralds Las Vegas being added to the self-insured workers compensation program.

NOTE 5. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. ("BHR")

          On October 31, 1995, the Company and Trump Indiana, Inc. ("Trump") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in Gary ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into a berthing agreement with BHR to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Company and Trump share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage, and valet operations, which are allocated on a percentage of use by the casino customers of the Company and Trump.

          The Company paid approximately $1.3 million and $2.5 million, respectively, in berthing fees for the three and six months ended June 30, 2003, compared to approximately $1.3 million and $2.9 million respectively, for the three months and six months ended June 30, 2002. Such amounts are recorded in general and administrative expense in the consolidated statements of operations. In addition, the Company has paid approximately $177,000 and $380,000, and $200,000 and $403,000, respectively, for costs associated with food and beverage in each of the three and six month periods ended June 30, 2003 and 2002. Such amounts are recorded in casino expenses in the Company's consolidated statements of operations. After the company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. The Company has elected to record its allocated portion of BHR's net loss within depreciation expense in its consolidated statements of operations. The allocated net loss recorded in depreciation expense for the three and six months ended June 30, 2003 is approximately $595,000 and $1,199,000, respectively, compared to $602,000 and $1,208,000, respectively, for the three and six months ended June 30, 2002.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following represents selected financial information of BHR:


                      Buffington Harbor Riverboats, L.L.C.
                            Statements of Operations
                                   (Unaudited)

                                For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                     2003               2002                   2003             2002
                                ----------------   ----------------       ----------------  ---------------

          Gross revenue           $  3,338,167      $   3,704,729           $  6,715,975      $  7,922,702


          Operating Income        $      1,852      $       3,645           $      5,158      $      8,635


          Net loss                $ (1,190,320)     $  (1,200,235)          $ (2,398,361)     $ (2,412,155)


NOTE 6. INTANGIBLE ASSETS

         The Company (Gary property only) has no intangible assets. Intangible assets at Majestic Investor Holdings, LLC primarily include $9.8 million for customer relationships, $3.7 million for trade name and $5.2 million for gaming licenses. Intangible assets for customer relationships and trade names are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill and other indefinite lived intangible assets, such as Majestic Investor Holdings, LLC's gaming license, are not amortized but instead are subject to impairment testing at least annually.

         The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of June 30, 2003, are as follows:

                                              Gross Carrying         Accumulated           Net Amount
                                                  Amount             Amortization        June 30, 2003
                                              --------------        --------------       --------------
                                              (in thousands)        (in thousands)       (in thousands)
          Amortized intangible assets:

          Customer relationships                $    9,800            $   (1,926)          $    7,874           8 yrs
          Tradename                                  3,700                  (580)               3,120          10 yrs
          Riverboat excursion license                  700                     -                  700          15 yrs
                                                ----------            ----------           ----------
                                                    14,200                (2,506)              11,694

          Unamortized intangible
          assets:

          Gaming license                             5,200                     -                5,200
                                                ----------            ----------           ----------
          Total intangible assets               $   19,400            $  (2,506)           $   16,894
                                                ==========            ==========           ==========

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. INTANGIBLE ASSETS (CONTINUED)

         The amortization expense recorded on the intangible assets for both the three and six months ended June 30, 2003 and 2002 were $0.4 million and $0.8 million, respectively.

NOTE 7. GOODWILL

         There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2003. The carrying amount of goodwill as of June 30, 2003 and December 31, 2002 were approximately $5,922,000. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment testing at least annually.

NOTE 8. LONG-TERM DEBT

         On June 18, 1999, the Company issued $130.0 million of 10-7/8% Senior Secured Notes due 2006. In October 1999, the Company successfully completed an exchange of its privately placed $130.0 million 10-7/8% Senior Secured Notes Series A for $130.0 million 10-7/8% Senior Secured Notes Series B due 2006 (the Senior Secured Notes") that are registered with the Securities and Exchange Commission. The Senior Secured Notes bear interest at a fixed rate of 10-7/8% per annum payable January 1 and July 1 each year, commencing January 1, 2000. Substantially all of the Company's current and future assets other than certain excluded assets are pledged as collateral. Excluded assets include the assets of our "unrestricted subsidiaries," which include the subsidiaries that hold our Fitzgeralds assets. The notes rank senior in right of payment to any of the Company's subordinated indebtedness and equally with any of the Company's senior indebtedness.

         After July 1, 2003, the Company may, at its option, redeem all or some of the notes at a premium that will decrease over time from 105.438% to 100% of their face amount, plus interest. If the Company goes through a change of control, it must give holders of the notes the opportunity to sell the Company their notes at 101% of their face amount, plus interest.

         The Majestic Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments,
(ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

         On December 6, 2001, Majestic Investor Holdings and Majestic Investor Capital, as co-issuer, issued $152.6 million of 11.653% Senior Secured Notes due 2007 (the "11.653% Senior Secured Notes"). The net proceeds of $145,000,400 from the offering, together with an equity contribution from Majestic Investor, LLC, were utilized to purchase substantially all of the assets and liabilities of Fitzgeralds Mississippi Inc., 101 Main Street Limited Liability Company and Fitzgeralds Las Vegas, Inc. and to pay related fees and expenses.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8. LONG-TERM DEBT (CONTINUED)

         The Majestic Investor Holdings Senior Secured Notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year, commencing on May 31, 2002, substantially all of Majestic Investor Holdings' current and future assets, other than certain excluded assets, are pledged as collateral. The notes rank senior in right of payment to any of Majestic Investor Holdings' subordinated indebtedness and equally with any of Majestic Investor Holdings' senior indebtedness.

         In connection with the issuance by Majestic Investor Holdings of unregistered 11.653% Senior Secured Notes, Majestic Investor Holdings entered in a registration rights agreement pursuant to which it agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to registered 11.653% Senior Secured Notes under the Securities Act of 1933 for any and all of its outstanding unregistered 11.653% Senior Secured Notes. The registration rights agreement required Majestic Investor Holdings to pay liquidated damages to the holders of the unregistered 11.653% Senior Secured Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and Majestic Investor Holdings was required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002. On May 31, 2002, in connection with the first scheduled interest payment on the unregistered 11.653% Senior Secured Notes, Majestic Investor Holdings, made its initial liquidated damages payment of $61,053 to the holders of the 11.653% Senior Secured Notes. The final liquidated damages payment of $114,474 was paid to the holders of the unregistered 11.653% Senior Secured Notes on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the registered 11.653% Senior Secured Notes for any or all of the unregistered 11.653% Senior Secured Notes commenced on August 8, 2002 and completed on September 6, 2002.

         On or after November 30, 2005, Majestic Investor Holdings has the right to redeem notes from time to time at a price that will decrease over time from 105.827% of the principal amount in 2005 to 100% of the principal amount in 2006, plus, in each case, accrued and unpaid interest. Prior to November 30, 2004, Majestic Investor Holdings may, at its option, apply part of the net proceeds from certain equity offerings to redeem up to 35% of the principal amount of the notes at 111.653% of their face amount, plus accrued and unpaid interest.

         The Holdings Indenture contains covenants, which among other things, restrict Majestic Investor Holdings ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

         During 2002, Majestic Investor Holdings purchased for $759,000, plus accrued interest, its 11.653% Senior Secured Notes with a face value of $865,000. The notes, net of un-amortized original issue discount, were being carried at a value of $828,000; the resulting gain was $69,000.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. LONG-TERM DEBT (CONTINUED)

Credit Facilities

         In August 1999, the Company established a $20.0 million credit facility (the "Majestic Credit Facility"), which is also secured by substantially all current and future assets, other than certain excluded assets. The lien on the collateral securing this Majestic Credit Facility is structurally senior to the lien securing the 10-7/8% Senior Secured Notes. There were no borrowings on the Majestic Credit Facility as of June 30, 2003 and December 31, 2002.

         The terms of the Majestic Credit Facility is four years with an interest rate at the Company's choice of LIBOR plus 3.75% or 1.5 percentage points above the base rate. The base rate approximates the prime rate. The minimum interest rate is 8.5%. The credit agreement includes covenants, which among other things, (i) require operating income as defined in the credit facility of at least $10.0 million for twelve consecutive months during the credit period, and (ii) restrict the Company's ability to incur, assume, or guarantee any indebtedness.

         In December 2001, Majestic Investor Holdings established a $15.0 million credit facility (the "MIH Credit Facility"). The terms of the MIH Credit Facility is four years with an interest rate at the Company's choice of LIBOR plus 2.0%, or the base rate, which approximates the prime rate. The credit facility is secured by substantially all of Majestic Investor Holdings current and future assets, other than certain excluded assets. The lien on the collateral securing MIH Credit Facility is senior to the lien on the collateral securing the 11.563% Senior Secured Notes. The MIH Credit Facility also contains financial covenants and restrictions on, among other things, indebtedness, investments, distributions and mergers. There were no borrowing on the MIH Credit Facility as of June 30, 2003 and December 31, 2002.

         On July 28, 2003, the Company extended its existing $20 million credit facility. Previously, the Majestic Credit Facility was set to expire on August 2, 2003. The extension runs through November 2, 2003. The terms and conditions of the extended facility are similar to that of the current Majestic Credit Facility.

Intercreditor Agreements

         In connection with Majestic Star entering into its Majestic Credit Facility, the trustee (as collateral agent) under the Majestic Indenture entered into an intercreditor agreement with Wells Fargo Foothill, Inc., the lender under Majestic Credit Facility. In addition, in connection with Majestic Investor Holdings entering into its MIH Credit Facility, the trustee (as collateral agent) under the Holdings Indenture entered into a virtually identical intercreditor agreement with Wells Fargo Foothill, Inc., the lender under MIH Credit Facility. Both intercreditor agreements provide for the subordination of the liens securing the respective senior secured notes to the liens securing the indebtedness under the respective Majestic and MIH credit facilities.

         The intercreditor agreements, among other things, limit the trustee's rights in an event of default under the respective Majestic Star and Majestic Investor Holdings Senior Secured Notes. Under the intercreditor agreements, if the respective Majestic Star and Majestic Investor Holdings Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the corresponding credit facilities, the trustee will not have the right to foreclose upon the collateral unless and until the lender under the corresponding Majestic and MIH Credit Facilities fails to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lender of the occurrence

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. LONG-TERM DEBT (CONTINUED)

of an event of default under the corresponding indenture. In addition, the intercreditor agreements prevent the trustee and the holders of the respective Majestic Star and Majestic Investor Holdings Senior Secured Notes from pursuing remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreements also provide that the net proceeds from the sale of the corresponding collateral will first be applied to repay indebtedness outstanding under the corresponding Majestic and MIH Credit Facilities and thereafter to the holders of the corresponding Majestic Star and Majestic Investor Holdings Senior Secured Notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

         On June 27, 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Fitzgeralds Tunica. The plaintiffs claim that the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The Company intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations.

         On November 3, 2000, a complaint was filed in the State of Indiana, Lake County Court, Civil Division. The plaintiff, a former employee, filed a complaint under Title VII of the Civil Rights Act of 1964. At December 31, 2002, a reserve for $250,000 was established in the event of a judgment against the Company. On August 6, 2003 the parties agreed to settle the matter for $265,000.

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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Gaming Regulations

         The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and nongaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of proposed rules might have on the Company's operations.

         A change in the Indiana state law governing gaming took effect on July 1, 2002. The new law enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. As discussed below in "Retroactive Dockside Tax," the graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts, but, as discussed below in "Retroactive Dockside Tax," has been recently modified. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. Prior to August 5, 2002, Indiana imposed an admissions tax of $3 per patron turnstile count at every boarding time plus the count of the patrons that stayed over on the vessel from a previous boarding time period.

The State of Indiana recently enacted the following legislation:

     o 24-Hour Dockside Gaming. Effective July 1, 2003, a licensed riverboat owner who implements flexible scheduling can conduct gambling operations for up to 24 hours per day upon receiving IGC approval. Under prior IGC rules, riverboat casinos were required to close for three hours daily. The Company's plan for 24-Hour Dockside Gaming was submitted to the IGC and approved. The Company began operating on 24-hour basis on July 11, 2003.

     o Retroactive Dockside Tax. The Indiana legislature has recently clarified the start date of the graduated wagering tax structure associated with the implementation of dockside gaming. Previously, the starting point for the computation of cumulative adjusted gross receipts from gaming revenues ("AGR") under the graduated tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming with flexible scheduling on that date; and August 5, 2002, for three riverboat casinos that implemented dockside gaming with flexible scheduling on that date. The Indiana legislature's recent

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative AGR under the graduated tax structure starting on July 1, 2002 if they implemented dockside gaming at any point in time. In addition, the State of Indiana's position is that no credit be provided for taxes previously paid for the period July 1, 2002 through July 31, 2002 for seven riverboat casinos and July 1, 2002 through August 4, 2002 for three riverboat casinos. For these periods the statutory tax on AGR was 22.5%. As a result of the "Retroactive Dockside Tax," the Indiana Department of Revenue has assessed an additional $2,072,000 of gaming taxes due from the Company. The Company has taken a charge in the three and six month periods ended June 30, 2003 for this assessment. The $2,072,000 assessment is required to be paid in two equal installments on July 1, 2003 and July 1, 2004. All penalties and interest due from riverboat casinos on the "Retroactive Dockside Tax" assessments are waived as long as the riverboat casinos pay 50% of their applicable assessments on July 1, 2003 and July 1, 2004. The Company paid 50% of the $2,072,000 assessment to Indiana Department of Revenue on July 1, 2003.

         The ownership and operation of our other casino gaming facilities in Nevada, Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. Pursuant to new legislation signed into law by the Governor of Nevada on July 23, 2003, the license fees on the number of gaming device operated has been increased effective immediately. The taxes on gross revenues will be increased on August 1, 2003, and the range of events covered by the casino entertainment tax will be expanded effective September 1, 2003. Fitzgeralds Las Vegas will also become subject to a payroll tax based on wages paid to its employees effective October 1, 2003. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Contingencies

         In September of 2000, AMB Parking, LLC, (a limited liability company indirectly owned by Don. H. Barden, Chairman and CEO of the Company) and Trump Indiana, Inc. (the "Joint Venture Partner") entered into an Operating Agreement to form Buffington Harbor Parking Associates, LLC ("BHPA"). The limited liability company was formed for the purpose of constructing and operating a 2,000 space-parking garage. The Company is recognizing $9,462,815 of advances made on the parking garage construction as prepaid lease expense. The Company and the Joint Venture Partner have each entered into parallel operating lease agreements with BHPA, each having a term of until December 31, 2018. The rent payable under both leases is intended to service the debt incurred by BHPA to construct the parking garage. The Company is amortizing its prepaid lease over the term of the operating lease agreement. The lease agreement calls for the Company and the Joint Venture Partner to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment.

         Majestic Investor Holdings received assessments of additional amounts due related to insurance premiums paid for the period December 6, 2001 through December 6, 2002. The premiums, totaling $160,000, relate to an audit by the insurance carrier of Majestic Investor Holdings' workers compensation and general liability plans. Majestic Investor Holdings had the right to dispute the audit. Majestic Investor Holdings exercised its right. Majestic Investor Holdings is disputing the payroll numbers used in the audit and the use of a new, higher rated labor category in calculating workers compensation premiums. The category was not used when the premiums were originally estimated. Majestic Investor Holdings has not established an accrual for this assessment.

NOTE 10. SEGMENT INFORMATION

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

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There are minimal inter-segment sales. Corporate costs are allocated to the business segments through management fees from The Majestic Star Casino, LLC (with respect to the casino in Gary) and from Majestic Investor Holdings, LLC (with respect to the Fitzgeralds properties). These fees are reflected in "General and Administrative" expenses.

         A summary of the Properties' operations by business segment as of and for the three and six months ended June 30, 2003 and June 30, 2002 is presented below:

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10. SEGMENT INFORMATION (CONTINUED)

                                                 As of and for the Three Months Ended   As of and for the Six Months Ended
                                                   June 30, 2003      June 30, 2002      June 30, 2003       June 30, 2002
                                                   -------------      -------------      -------------       -------------

                                                   (In thousands)     (In thousands)     (In thousands)      (In thousands)
Net revenues:
             Majestic Star Casino                    $  34,251          $  32,400          $  70,227           $  64,152
             Fitzgeralds Tunica                         22,688             23,574             45,653              47,922
             Fitzgeralds Black Hawk                      8,535              8,313             16,450              17,275
             Fitzgeralds Las Vegas                      11,947             12,588             24,345              25,583
                                                     ---------          ---------          ---------           ---------
                             Total                   $  77,421          $  76,875          $ 156,675           $ 154,932
                                                     ---------          ---------          ---------           ---------
Income (loss) from operations:
             Majestic Star Casino                    $   2,906          $   4,679          $   8,675           $   9,360
             Fitzgeralds Tunica                          2,891              3,310              7,439               7,939
             Fitzgeralds Black Hawk                      1,559              1,530              2,790               2,788
             Fitzgeralds Las Vegas                        (325)              (659)               (89)               (419)
             Unallocated and other (1)                    (688)              (771)            (1,354)             (1,408)
                                                     ---------          ---------          ---------           ---------
                             Total                   $   6,343          $   8,089          $  17,461           $  18,260
                                                     ---------          ---------          ---------           ---------
Segment depreciation and amortization
             Majestic Star Casino                    $   1,990          $   2,284          $   4,008           $   4,562
             Fitzgeralds Tunica                          1,928              1,835              3,833               3,615
             Fitzgeralds Black Hawk                        412                364                823                 727
             Fitzgeralds Las Vegas                         702                648              1,374               1,265
             Unallocated and other (1)                     666                646              1,332               1,273
                                                     ---------          ---------          ---------           ---------
                             Total                   $   5,698          $   5,777          $  11,370           $  11,442
                                                     ---------          ---------          ---------           ---------
Expenditures for additions to long-lived assets:
             Majestic Star Casino                    $   1,413          $   2,331          $   2,336           $   3,504
             Fitzgeralds Tunica                          1,529                983              1,796               1,496
             Fitzgeralds Black Hawk                        523                335                772                 439
             Fitzgeralds Las Vegas                         373                245                920                 800
                                                     ---------          ---------          ---------           ---------
                             Total                   $   3,838          $   3,894          $   5,824           $   6,239
                                                     ---------          ---------          ---------           ---------
Segment assets:
             Majestic Star Casino                                                          $ 119,461           $ 122,951
             Fitzgeralds Tunica                                                               85,475              92,495
             Fitzgeralds Black Hawk                                                           30,146              30,943
             Fitzgeralds Las Vegas                                                            37,457              45,709
             Unallocated and other (1)                                                       153,865             162,140
                                                                                           ---------           ---------
                             Total                                                           426,404             454,238
             Less: intercompany                                                             (145,948)           (166,445)
                                                                                           ---------           ---------
                             Total                                                         $ 280,456           $ 287,793
                                                                                           =========           =========

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operation segments.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. RELATED PARTY TRANSACTIONS

         On March 13, 2003, the Company purchased for $1,016,784, net of prorated taxes plus closing costs, approximately 3.73 acres of land and a building, adjacent to the Buffington Harbor gaming complex from an affiliated company. The amounts were recorded in the Company's property and equipment accounts at $406,000 for the land and $110,769 for the building, which was the carrying value recorded on the affiliate's balance sheet. The remaining consideration paid in excess of the seller's basis in the amount of $559,806 was recorded as an adjustment to member's equity. The purchase price was based on an independent third-party appraisal.

         The Company entered into an LLC Manager Agreement on June 18, 1999 with Barden Development, Inc. ("BDI") to provide for, among other things, BDI to act as the managing Member of the LLC. Distribution of profits to BDI are limited under the Majestic Indenture relating to the Senior Secured Notes. The distribution cannot exceed 5% of the Company's Consolidated Cash Flow (as defined in such Majestic Indenture) for the immediately preceding fiscal quarter and may not be paid if the Company is in default under the Majestic Indenture or if the Company does not meet certain financial ratios as provided in the Majestic Indenture. During the six months ended June 30, 2003, the Company made distributions totaling $766,624, to BDI related to the fourth quarter of 2002 and the first quarter of 2003.

         During the six months ended June 30, 2003, Majestic Investor Holdings, LLC made distributions totaling $1,750,680 to BDI, related to the fourth quarter of 2002 and the first quarter of 2003, in accordance with the LLC Manager Agreement between Majestic Investor Holdings, LLC and BDI dated December 5, 2001.

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

         In December 2001, Majestic Investor Holdings, LLC issued a $700,000 note to BDI. The note bore interest at a rate of 7% annum. The principal and accrued but unpaid interest were due and payable in full on December 12, 2002. The principal and accrued interest was paid on March 17, 2003.

         In April 2003, the Company, as authorized by the Majestic Indenture, made a $710,277 distribution to it's sole member for income taxes. The calculation for the distribution was based on the Company's net income during the three-month period ended March 31, 2003.

         In April 2003, Majestic Investor Holdings, LLC, as authorized by the Holdings Indenture, made a $338,399 distribution to its sole member for income taxes. The calculation for the

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. RELATED PARTY TRANSACTIONS (CONTINUED)

distribution was based on the Company's net income during the three-month period ended March 31, 2003.

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The Company's Senior Secured Notes are secured by substantially all of the assets of the Majestic Star Casino, but not the assets of Majestic Investor Holdings, LLC and its wholly-owned subsidiaries which include the three Fitzgeralds' casino properties acquired on December 6, 2001.

         Majestic Investor Holdings, LLC currently has $151.8 million of 11.653% Senior Secured Notes outstanding (the "Holdings Notes"). The Holdings Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries (the "Guarantor Subsidiaries") of Majestic Investor Holdings, LLC. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

         The following condensed consolidating information presents condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002 and condensed consolidating statements of operations for the three and six months ended June 30, 2003 and 2002, and condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002, for The Majestic Star Casino, LLC, Majestic Investor Holdings, LLC, and the restricted subsidiaries of Majestic Investor Holdings, LLC (on a combined basis) and the eliminating entries necessary to combine such entities on a consolidated basis. The Majestic Star Casino Capital Corp. and Majestic Investor, LLC, wholly-owned subsidiaries of The Majestic Star Casino, LLC, and Majestic Investor Capital Corp., a wholly-owned subsidiary of Majestic Investor Holdings, LLC, do not have any material assets, obligations or operations. Therefore, no information has been presented for these subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2003

                                            MAJESTIC STAR   MAJESTIC INVESTOR     GUARANTOR     ELIMINATING          TOTAL
                                             CASINO, LLC      HOLDINGS, LLC     SUBSIDIARIES      ENTRIES         CONSOLIDATED
                                            -------------   -----------------   ------------   -------------      ------------
ASSETS
Current Assets:
     Cash and cash equivalents              $ 17,802,029     $  2,435,280      $ 13,699,546   $           -         $ 33,936,855
     Restricted cash                                   -          500,000                 -               -              500,000
     Accounts receivable, net                  1,517,333                -         1,074,068               -            2,591,401
     Inventories                                  62,805                -           895,892               -              958,697
     Prepaid expenses and other
          current assets                       3,164,514          415,503         1,560,967        (689,691)(a)        4,451,293
                                            ------------     ------------      ------------   -------------         ------------
          Total current assets                22,546,681        3,350,783        17,230,473        (689,691)          42,438,246
                                            ------------     ------------      ------------   -------------         ------------


Property, equipment and
    improvements, net                         47,450,627                -       115,542,992               -          162,993,619
Intangible assets, net                                 -        5,200,000        11,694,246               -           16,894,246
Due from related parties                               -      109,173,530                 -    (109,173,530)(b)                -
Investment in Buffington Harbor
         Riverboats, L.L.C.                   30,634,131                -                 -               -           30,634,131
Other assets                                  12,865,478        6,019,807         8,610,474               -           27,495,759
Investment in subsidiaries                     5,964,117       30,120,472                 -     (36,084,589)(b)                -
                                            ------------     ------------      ------------   -------------         ------------

         Total Assets                       $119,461,034     $153,864,592      $153,078,185   $(145,947,810)        $280,456,001
                                            ============     ============      ============   =============         ============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
     Current maturities of long-term debt   $          -     $          -      $     81,224   $           -         $     81,224
     Accounts payable, accrued and other      17,314,319        1,734,903        13,629,426        (689,692)          31,988,956
                                            ------------     ------------      ------------   -------------         ------------
          Total current liabilities           17,314,319        1,734,903        13,710,650        (689,692)          32,070,180
                                            ------------     ------------      ------------   -------------         ------------

Due to related parties                                 -                -       109,173,529    (109,173,529)(a)(b)             -
Long-term debt, net of current maturities    129,041,343      146,165,572            73,534                          275,280,449
                                            ------------     ------------      ------------   -------------         ------------

          Total Liabilities                  146,355,662      147,900,475       122,957,713    (109,863,221)         307,350,629

Commitments and contingencies                          -                -                 -               -                    -

     Member's Equity (Deficit):              (26,894,628)       5,964,117        30,120,472     (36,084,589)(b)      (26,894,628)
                                            ------------     ------------      ------------   -------------         ------------
          Total Liabilities and Member's
               Equity (Deficit)             $119,461,034     $153,864,592      $153,078,185   $(145,947,810)        $280,456,001
                                            ============     ============      ============   =============         ============

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002

                                              MAJESTIC STAR    MAJESTIC INVESTOR     GUARANTOR      ELIMINATING           TOTAL
                                               CASINO, LLC       HOLDINGS, LLC      SUBSIDIARIES      ENTRIES          CONSOLIDATED
                                              -------------    -----------------   -------------   -------------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents                  $   8,564,057     $   1,007,660      $  14,976,164   $           -       $ 24,547,881
   Restricted cash                                        -           250,000                  -               -            250,000
   Accounts receivable, net                       1,733,543            52,695          1,188,488               -          2,974,726
   Inventories                                       53,360                 -            929,126               -            982,486
   Prepaid expenses and other current assets      1,778,480         5,573,991          1,575,678      (5,089,160)(a)      3,838,989
                                              -------------     -------------      -------------   -------------       ------------
      Total current assets                       12,129,440         6,884,346         18,669,456      (5,089,160)        32,594,082
                                              -------------     -------------      -------------   -------------       ------------

Property, equipment and improvements, net        47,511,652                 -        117,297,506               -        164,809,158
Intangible assets, net                                    -         5,200,000         12,491,746               -         17,691,746
Due from related parties                                  -       116,816,043                  -    (116,816,043)(b)              -
Investment in Buffington Harbor Riverboats,
L.L.C.                                           31,833,311                 -                  -               -         31,833,311
Other assets                                     13,619,918         6,714,902          8,546,757               -         28,881,577
Investment in subsidiaries                        8,082,405        19,959,009                  -     (28,041,414)(b)              -
                                              -------------     -------------      -------------   -------------       ------------

      Total Assets                            $ 113,176,726     $ 155,574,300       $157,005,465   $(149,946,617)      $275,809,874
                                              =============     =============      =============   =============       ============

LIABILITIES AND MEMBER'S  EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt      $           -     $           -       $    134,084   $           -       $    134,084
    Accounts payable, accrued and other           8,471,517         1,960,447         15,215,462        (323,359)(a)     25,324,067
                                              -------------     -------------      -------------   -------------       ------------
      Total current liabilities                   8,471,517         1,960,447         15,349,546        (323,359)        25,458,151
                                              -------------     -------------      -------------   -------------       ------------

Due to related parties                                    -                 -        121,581,844    (121,581,844)(a)(b)           -

Long-term debt, net of current maturities       128,879,771       145,531,448            115,066               -        274,526,285
                                              -------------     -------------      -------------   -------------       ------------

      Total Liabilities                         137,351,288       147,491,895        137,046,456    (121,905,203)       299,984,436

Commitments and contingencies                             -                 -                  -               -                  -

      Member's Equity (Deficit):                (24,174,562)        8,082,405         19,959,009     (28,041,414)(b)    (24,174,562)
                                              -------------     -------------      -------------   -------------       ------------
          Total Liabilities and Member's
          Equity (Deficit)                    $ 113,176,726     $ 155,574,300       $157,005,465   $(149,946,617)      $275,809,874
                                              =============     =============      =============   =============       ============

============

(a)    To eliminate intercompany receivables and payables.
(b)    To eliminate intercompany accounts and investment in subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                                MAJESTIC STAR   MAJESTIC INVESTOR     GUARANTOR      ELIMINATING
                                                 CASINO, LLC      HOLDINGS, LLC      SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                -------------   -----------------    ------------    -----------    ------------
REVENUES:
   Casino                                       $ 33,598,792      $          -       $ 39,541,474    $         -    $ 73,140,266
   Rooms                                                   -                 -          3,584,913              -       3,584,913
   Food and beverage                                 343,563                 -          4,754,847              -       5,098,410
   Other                                             629,151                 -            832,638              -       1,461,789
                                                ------------      ------------       ------------    -----------    ------------

      Gross revenues                              34,571,506                 -         48,713,872              -      83,285,378

      Less promotional allowances                   (320,055)                -         (5,544,430)             -      (5,864,485)
                                                ------------      ------------       ------------    -----------    ------------

      Net revenues                                34,251,451                 -         43,169,442              -      77,420,893
                                                ------------      ------------       ------------    -----------    ------------
COSTS AND EXPENSES:
   Casino                                          9,130,864                 -         16,611,988              -      25,742,852
   Rooms                                                   -                 -          1,641,287              -       1,641,287
   Food and beverage                                 419,726                 -          2,564,150              -       2,983,876
   Other                                                   -                 -            410,449              -         410,449
   Gaming taxes                                   11,427,754                 -          4,459,307              -      15,887,061
   Advertising and promotion                       1,487,895                 -          3,292,534              -       4,780,429
   General and administrative                      5,878,410            22,687          7,021,668              -      12,922,765
   Economic incentive - City of Gary               1,011,164                 -                  -              -       1,011,164
   Depreciation and amortization                   1,989,766           665,819          3,042,735              -       5,698,320
                                                ------------      ------------       ------------    -----------    ------------
      Total costs and expenses                    31,345,579           688,506         39,044,118              -      71,078,203
                                                ------------      ------------       ------------    -----------    ------------

      Operating income (loss)                      2,905,872          (688,506)         4,125,324              -       6,342,690
                                                ------------      ------------       ------------    -----------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                    15,935             6,973              4,229              -          27,137
   Interest expense                               (3,534,451)       (4,421,439)            (5,556)             -      (7,961,446)
   (Loss) gain on sale of assets                      (1,199)                -              9,961              -           8,762
   Other non-operating expense                       (37,219)           (9,421)                 -              -         (46,640)
   Equity in net income (loss)
             of subsidiaries                        (978,435)        4,133,958                  -     (3,155,523)(a)           -
                                                ------------      ------------       ------------    -----------    ------------
      Total other income (expense)                (4,535,369)         (289,929)             8,634     (3,155,523)     (7,972,187)
                                                ------------      ------------       ------------    -----------    ------------

      Net income (loss)                         $ (1,629,497)     $   (978,435)      $  4,133,958    $(3,155,523)   $ (1,629,497)
                                                ============      ============       ============    ===========    ============



(a) To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                MAJESTIC STAR  MAJESTIC INVESTOR      GUARANTOR       ELIMINATING
                                                 CASINO, LLC     HOLDINGS, LLC       SUBSIDIARIES       ENTRIES     CONSOLIDATED
                                                -------------  -----------------     ------------    ------------   -------------
REVENUES:
   Casino                                       $  31,640,532    $           -       $ 40,426,341    $          -   $ 72,066,873
   Rooms                                                   -                 -          3,938,875               -      3,938,875
   Food and beverage                                  402,014                -          4,886,744               -      5,288,758
   Other                                              548,852                -            977,512               -      1,526,364
                                                -------------    -------------       ------------    ------------   ------------

      Gross revenues                               32,591,398                -         50,229,472               -     82,820,870

      Less promotional allowances                    (191,249)               -         (5,754,298)              -     (5,945,547)
                                                -------------    -------------       ------------    ------------   ------------

      Net revenues                                 32,400,149                -         44,475,174               -     76,875,323
                                                -------------    -------------       ------------    ------------   ------------

COSTS AND EXPENSES:
   Casino                                           7,926,459                -         17,275,399               -     25,201,858
   Rooms                                                    -                -          1,863,809               -      1,863,809
   Food and beverage                                  418,917                -          2,943,591               -      3,362,508
   Other                                                    -                -            396,601               -        396,601
   Gaming taxes                                     8,649,780                -          4,779,074               -     13,428,854
   Advertising and promotion                        1,508,823                -          3,654,138               -      5,162,961
   General and administrative                       5,984,860          118,377          6,534,340               -     12,637,577
   Economic incentive - City of Gary                  948,882                -                  -               -        948,882
   Depreciation and amortization                    2,284,216          646,178          2,846,972               -      5,777,366
   Pre-opening expenses                                     -            6,103                  -               -          6,103
                                                -------------    -------------       ------------    ------------   ------------
      Total costs and expenses                     27,721,937          770,658         40,293,924               -     68,786,519
                                                -------------    -------------       ------------    ------------   ------------

      Operating income (loss)                       4,678,212         (770,658)         4,181,250               -      8,088,804
                                                -------------    -------------       ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                                      8,292           18,286             11,910               -         38,488
   Interest expense                                (3,526,978)      (4,585,293)            (8,178)              -     (8,120,449)
   Gain (loss) on sale of assets                        8,850                -             (5,964)              -          2,886
   Non-operating expense                              (31,415)          (9,883)                 -               -        (41,298)
   Equity in net income (loss)
          of subsidiaries                          (1,168,530)       4,179,018                  -      (3,010,488)(a)          -
                                                -------------    -------------       ------------    ------------   ------------
      Total other expense                          (4,709,781)        (397,872)            (2,232)     (3,010,488)    (8,120,373)
                                                -------------    -------------       ------------    -----------    ------------

      Net income (loss)                         $     (31,569)   $  (1,168,530)      $  4,179,018    $ (3,010,488)  $    (31,569)
                                                =============    =============       ============    ============   ============

(a) To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                           MAJESTIC STAR  MAJESTIC INVESTOR      GUARANTOR       ELIMINATING
                                            CASINO, LLC     HOLDINGS, LLC       SUBSIDIARIES       ENTRIES        CONSOLIDATED
                                           -------------  -----------------    -------------    ------------      ------------

REVENUES:
   Casino                                  $  68,930,965    $            -     $  78,977,181    $          -      $147,908,146
   Rooms                                               -                 -         7,383,698               -         7,383,698
   Food and beverage                             735,485                 -         9,615,787               -        10,351,272
   Other                                       1,199,949                 -         1,633,476               -         2,833,425
                                           -------------    --------------     -------------    ------------      ------------

      Gross revenues                          70,866,399                 -        97,610,142               -       168,476,541

      Less promotional allowances               (639,526)                -       (11,161,541)              -       (11,801,067)
                                           -------------    --------------     -------------    ------------      ------------

      Net revenues                            70,226,873                 -        86,448,601               -       156,675,474
                                           -------------    --------------     -------------    ------------      ------------

COSTS AND EXPENSES:
   Casino                                     17,933,934                 -        32,170,706               -        50,104,640
   Rooms                                               -                 -         3,187,183               -         3,187,183
   Food and beverage                             803,588                 -         5,062,350               -         5,865,938
   Other                                               -                 -           820,057               -           820,057
   Gaming taxes                               21,168,527                 -         9,034,620               -        30,203,147
   Advertising and promotion                   3,202,880                 -         6,543,953               -         9,746,833
   General and administrative                 12,363,452            22,687        13,459,361               -        25,845,500
   Economic incentive - City of Gary           2,071,411                 -                 -               -         2,071,411
   Depreciation and amortization               4,007,882         1,331,557         6,030,457               -        11,369,896
                                           -------------   ---------------     -------------    ------------      ------------
      Total costs and expenses                61,551,674         1,354,244        76,308,687               -       139,214,605
                                           -------------    --------------     -------------    ------------      ------------

      Operating income (loss)                  8,675,199        (1,354,244)       10,139,914               -        17,460,869
                                           -------------    --------------     -------------    ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                30,092            25,271             8,874               -            64,237
   Interest expense                           (7,068,889)       (8,842,799)          (12,286)              -       (15,923,974)
   (Loss) gain on sale of assets                (125,919)                -            24,961               -          (100,958)
   Other non-operating expense                   (75,554)          (18,900)                -               -           (94,454)
   Equity in net income (loss)
           of subsidiaries                       (29,209)       10,161,463                 -     (10,132,254)(a)             -
                                           -------------    --------------     -------------    ------------      ------------
       Total other income expense             (7,269,479)        1,325,035            21,549     (10,132,254)      (16,055,149)
                                           -------------    --------------     -------------    ------------      ------------

      Net income (loss)                    $   1,405,720    $     (29,209)     $  10,161,463    $(10,132,254)     $  1,405,720
                                           =============    ==============     =============    ============      ============

(a) To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                MAJESTIC STAR   MAJESTIC INVESTOR     GUARANTOR       ELIMINATING
                                                 CASINO, LLC      HOLDINGS, LLC      SUBSIDIARIES       ENTRIES       CONSOLIDATED
                                                -------------   -----------------    ------------    ------------     ------------
REVENUES:
   Casino                                       $  62,779,197    $            -     $  82,781,092    $          -     $145,560,289
   Rooms                                                    -                 -         8,027,386               -        8,027,386
   Food and beverage                                  835,159                 -         9,982,845               -       10,818,004
   Other                                              945,183                 -         1,866,002               -        2,811,185
                                                -------------    --------------     -------------    ------------     ------------

      Gross revenues                               64,559,539                 -       102,657,325               -      167,216,864

      Less promotional allowances                    (407,009)                -       (11,877,753)              -      (12,284,762)
                                                -------------    --------------     -------------    ------------     ------------

      Net revenues                                 64,152,530                 -        90,779,572               -      154,932,102
                                                -------------    --------------     -------------    ------------     ------------

COSTS AND EXPENSES:
   Casino                                          15,433,730                 -        35,301,558               -       50,735,288
   Rooms                                                    -                 -         3,632,309               -        3,632,309
   Food and beverage                                  870,475                 -         5,713,709               -        6,584,184
   Other                                                    -                 -           775,255               -          775,255
   Gaming taxes                                    17,226,612                 -         9,798,828               -       27,025,440
   Advertising and promotion                        2,923,325                 -         6,950,674               -        9,873,999
   General and administrative                      11,888,846           122,582        12,691,335               -       24,702,763
   Economic incentive - City of Gary                1,887,142                 -                 -               -        1,887,142
   Depreciation and amortization                    4,561,854         1,272,525         5,607,640               -       11,442,019
   Pre-opening expenses                                     -            13,390                 -               -           13,390
                                                -------------    --------------     -------------    ------------     ------------
      Total costs and expenses                     54,791,984         1,408,497        80,471,308               -      136,671,789
                                                -------------    --------------     -------------    ------------     ------------

      Operating income (loss)                       9,360,546        (1,408,497)       10,308,264               -       18,260,313
                                                -------------    --------------     -------------    ------------     ------------

OTHER INCOME (EXPENSE):
   Interest income                                     16,166            34,798            27,006               -           77,970
   Interest expense                                (7,175,603)       (9,092,319)          (16,539)              -      (16,284,461)
   Gain on sale of assets                               8,850                 -               578               -            9,428
   Other non-operating expense                        (64,916)         (27,375)                 -               -          (92,291)
   Equity in net income (loss)
           of subsidiaries                           (174,084)       10,319,309                 -     (10,145,225)(a)            -
                                                -------------    --------------     -------------    ------------     ------------
      Total other income (expense)                 (7,389,587)        1,234,413            11,045     (10,145,225)     (16,289,354)
                                                -------------    --------------     -------------    ------------     ------------

      Net income (loss)                         $   1,970,959    $     (174,084)    $  10,319,309    $(10,145,225)    $  1,970,959
                                                =============    ==============     =============    ============     ============

(a) To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                MAJESTIC STAR   MAJESTIC INVESTOR     GUARANTOR       ELIMINATING     CONSOLIDATED
                                                 CASINO, LLC      HOLDINGS, LLC      SUBSIDIARIES       ENTRIES           TOTAL
                                                -------------   -----------------    ------------    ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:                                   $  13,225,762    $   (8,430,964)    $  13,771,257    $          -     $ 18,566,055
                                                -------------    --------------     -------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment           (2,336,333)                -        (3,487,472)              -       (5,823,805)
   Equity in property acquired from related
        party                                        (559,806)                -                 -               -         (559,806)
   Increase in restricted cash                              -          (250,000)                -               -         (250,000)
   Investment in Buffington Harbor
        Riverboats, L.L.C.                              3,500                 -                 -               -            3,500
   Proceeds from sale of equipment                     14,750                 -            33,989               -           48,739
                                                -------------    --------------     -------------    ------------     ------------

      Net cash used in investing activities        (2,877,889)         (250,000)       (3,453,483)              -       (6,581,372)
                                                -------------    --------------     -------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of 11.653% Senior Secured Notes
        issuance costs                                      -            (2,337)                -               -           (2,337)
   Advances (to) from affiliates                            -        11,500,000       (11,500,000)              -                -
   Cash received from loans to related parties        367,000           700,000                 -               -        1,067,000
   Cash paid to reduce long-term debt                       -                 -           (94,392)              -          (94,392)
   Distribution to Barden Development, Inc.        (1,476,901)       (2,089,079)                -               -       (3,565,980)
                                                -------------    --------------     -------------    ------------     ------------

      Net cash provided by (used in) financing
                activities                         (1,109,901)       10,108,584       (11,594,392)              -       (2,595,709)
                                                -------------    --------------     -------------    ------------     ------------

Net increase (decrease) in cash and cash
        equivalents                                 9,237,972         1,427,620        (1,276,618)              -        9,388,974
Cash and cash equivalents, beginning of period      8,564,057         1,007,660        14,976,164               -       24,547,881
                                                -------------    --------------     -------------    ------------     ------------
Cash and cash equivalents, end of period        $  17,802,029    $    2,435,280     $  13,699,546    $          -     $ 33,936,855
                                                =============    ==============     =============    ============     ============

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                  MAJESTIC STAR  MAJESTIC INVESTOR     GUARANTOR      ELIMINATING      CONSOLIDATED
                                                   CASINO, LLC     HOLDINGS, LLC      SUBSIDIARIES      ENTRIES            TOTAL
                                                  -------------  -----------------    ------------   ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:                                     $   6,842,828   $   (6,563,506)    $  13,564,796   $   (721,567)(a) $  13,122,551
                                                  -------------   --------------     -------------   ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of acquisition related costs                        -         (986,158)                -              -          (986,158)
  Proceeds from seller from purchase price
    adjustment                                                -        3,800,000                 -              -         3,800,000
  Increase in restricted cash                                 -         (250,000)                -              -          (250,000)
  Acquisition of property and equipment              (3,503,728)               -        (2,734,791)             -        (6,238,519)
  Increase in prepaid leases and deposits               (74,000)               -                 -              -           (74,000)
  Proceeds from sale of equipment                         8,850                -            33,867              -            42,717
  Investment in Buffington Harbor Riverboats, LLC       (40,455)               -                 -              -           (40,455)
                                                  -------------   --------------     -------------   ------------     -------------

        Net cash provided by (used in) investing
          activities                                 (3,609,333)       2,563,842        (2,700,924)             -        (3,746,415)
                                                  -------------   --------------     -------------   ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of 11.653% Senior Secured Notes
    issuance costs                                            -       (1,084,355)                -              -        (1,084,355)
  Cash advances (to) from related parties                     -       10,650,089       (11,371,656)       721,567(a)              -
  Line of credit, net                                         -       (4,507,565)                -              -        (4,507,565)
  Cash paid to reduce long-term debt                          -                -           (65,140)             -           (65,140)
  Distribution to Barden Development, Inc.             (628,031)      (1,065,542)                               -        (1,693,573)
                                                  -------------   --------------     -------------   ------------     -------------

        Net cash provided by (used in) financing
          activities                                   (628,031)       3,992,627       (11,436,796)       721,567        (7,350,633)
                                                  -------------   --------------     -------------   ------------     -------------


Net increase (decrease) in cash and cash
  equivalents                                         2,605,464           (7,037)         (572,924)             -         2,025,503
Cash and cash equivalents, beginning of
  period                                              8,220,476          498,363        17,206,452              -        25,925,291
                                                  -------------   --------------     -------------   ------------     -------------
Cash and cash equivalents, end of period          $  10,825,940   $      491,326     $  16,633,528   $          -     $  27,950,794
                                                  =============   ==============     =============   ============     =============


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

OVERVIEW

         The Majestic Star Casino, the Company's riverboat gaming facility located in Gary, Indiana ("Majestic Star"), has been owned and operated by the Company since 1996. On December 6, 2001, the Company, through certain "unrestricted subsidiaries," acquired three Fitzgeralds brand casino-hotels.

         The Company's 10-7/8% Senior Secured Notes (the "Star Notes") are secured primarily by the assets of the Gary, Indiana casino and gaming facility. The Fitzgeralds assets are held by the "unrestricted subsidiaries" of the Company and specifically excluded from the collateral securing the Star Notes. As the Company's noteholders have no recourse to the Fitzgeralds assets, Management's Discussion and Analysis of Financial Condition and Results of Operations focuses primarily on the results of Majestic Star as well as the Company and it subsidiaries on a consolidated basis. For a discussion of the results of the Fitzgeralds properties, please refer to the Majestic Investor Holdings, LLC Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Investor Holdings 10-Q").

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

RESULTS OF OPERATIONS

         The following discussion provides a comparison of the results of operations of Majestic Star, and the Company and its subsidiaries on a consolidated basis, for the three and six months ended June 30, 2003, with the three and six months ended June 30, 2002. On a consolidated basis, gross revenues increased approximately $464,000 or 0.6% and $1,260,000 or 0.7% to approximately $83,285,000 and $168,477,000, respectively, during the three and six months ended June 30, 2003, compared to $82,821,000 and $167,217,000, respectively, during the three and six months ended June 30, 2002.

         The following table sets forth information derived from the Company's consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, expressed as a percentage of consolidated gross revenues.

           CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                                 (IN THOUSANDS)

                              FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,

                                     2003            2002                    2003             2002
                                 ------------    ------------            ------------     ------------
Gross revenues                   $     83,285    $     82,821            $    168,477     $    167,217
Operating income                        6,343    $      8,089                  17,461     $     18,260
EBITDA (1)                             12,041    $     13,866                  28,831     $     29,702

      CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                      FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                              2003          2002                     2003         2002
                                           ----------    ----------               ----------    ----------
REVENUES:
   Casino                                       87.8  %       87.0  %                  87.8  %       87.0  %
   Rooms                                         4.3  %        4.8  %                   4.4  %        4.8  %
   Food and beverage                             6.1  %        6.4  %                   6.1  %        6.5  %
   Other                                         1.8  %        1.8  %                   1.7  %        1.7  %
                                           ----------    ----------               ----------    ----------
        Gross revenues                         100.0  %      100.0  %                 100.0  %      100.0  %
        Less promotional allowances             (7.0) %       (7.2) %                  (7.0) %       (7.3) %
                                           ----------    ----------               ----------    ----------
        Net revenues                            93.0  %       92.8  %                  93.0  %       92.7  %
COSTS AND EXPENSES:
   Casino                                       30.9  %       30.4  %                  29.7  %       30.3  %
   Rooms                                         2.0  %        2.3  %                   1.9  %        2.2  %
   Food and beverage                             3.6  %        4.1  %                   3.5  %        3.9  %
   Other                                         0.5  %        0.5  %                   0.5  %        0.5  %
   Gaming taxes                                 19.1  %       16.2  %                  17.9  %       16.2  %
   Advertising and promotion                     5.7  %        6.2  %                   5.8  %        5.9  %
   General and administrative                   15.5  %       15.3  %                  15.3  %       14.8  %
   Economic incentive - City of Gary             1.2  %        1.1  %                   1.2  %        1.1  %
   Depreciation and amortization                 6.9  %        6.9  %                   6.8  %        6.9  %
   Pre-opening expenses                          -    %        -    %                   -    %        -    %
                                           ----------    ----------               ----------    ----------
        Total costs and expenses                85.4  %       83.0  %                  82.6  %       81.8  %
                                           ----------    ----------               ----------    ----------
        Operating income                         7.6  %        9.8  %                  10.4  %       10.9  %

OTHER INCOME (EXPENSE):
   Interest income                               -    %        -    %                   -    %        -    %
   Interest expense                             (9.6) %       (9.8) %                  (9.5) %       (9.7) %
   Gain (Loss) on sale of assets                 -    %        -    %                  (0.1) %        -    %
   Other non-operating expense                   -    %        -    %                   -    %        -    %
                                           ----------    ----------               ----------    ----------
        Total other income (expense)            (9.6) %       (9.8) %                  (9.6) %       (9.7) %
                                           ----------    ----------               ----------    ----------

        Net income (loss)                       (2.0) %        -    %                   0.8  %        1.2  %
                                           ==========    ==========               ==========    ==========
        EBITDA (1)                              14.5  %       16.7  %                  17.1  %       17.8  %



1) EBITDA includes a retroactive charge of $2,072,000 for the three and six months ended June 30, 2003. The charge relates to the recognition of additional gaming tax liability associated with the State of Indiana's clarification of the start date for paying gaming taxes under the current tiered tax structure. Indiana's clarification now provides that a casino operating dockside would pay taxes under the tiered structure effective July 1, 2002. Previously, Majestic Star began paying taxes under the tiered tax structure the date it commenced dockside gaming on August 5, 2002.

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


     A reconciliation of operating income to EBITDA follows:

                  RECONCILIATION OF OPERATING INCOME TO EBITDA
                                  (IN MILLIONS)

                                    FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                          2003              2002                  2003             2002
                                      ------------      ------------          ------------      -----------
Operating income                      $        6.3      $        8.1          $       17.4      $      18.3
     Depreciation and amortization             5.7               5.8                  11.4             11.4
                                      ------------      ------------          ------------      -----------

     EBITDA                           $       12.0      $       13.9          $       28.8      $      29.7
                                      ============      ============          ============      ===========


     THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30,
     2002

         Consolidated gross revenues for the three months ended June 30, 2003 amounted to approximately $83,285,000, an increase of approximately $464,000 or 0.5% from consolidated gross revenues recorded in the three months ended June 30, 2002. Majestic Star accounted for approximately $34,572,000, or 41.5% of consolidated gross revenues for the three months ended June 30, 2003, which reflects an increase of $1,980,000 in Majestic Star's gross revenues on an unconsolidated basis, or 6.1% compared to the three months ended June 30, 2002. The 6.1% increase in gross revenues at Majestic Star was primarily attributable to an $871,000, or 3.2% increase in slot revenue, and a $1,088,000, or 26.4% increase in table games revenue. The primary reasons for the increase are the commencement of dockside gaming at Majestic Star on August 5, 2002 and the opening of the 2,000 space parking garage on May 13, 2002.

         The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic
Star), food and beverage and other. Consolidated casino revenues for the three months ended June 30, 2003 totaled approximately $73,140,000, or 87.8% of consolidated gross revenues, of which slot machines accounted for approximately $63,303,000, or 86.6%, and table games accounted for approximately $9,837,000, or 13.4%. Majestic Star's casino revenues during the three months ended June 30, 2003 totaled approximately $33,599,000, or 97.2% of its gross revenues, an increase of approximately $1,958,000, or 6.2%, of which slot machines accounted for approximately $28,384,000, or 84.5%, and table games accounted for approximately $5,215,000, or 15.5%. The average number of slot machines in operation at Majestic Star increased to 1,545 during the three months ended June 30, 2003, from 1,519 during the three months ended June 30, 2002. The average win per slot machine per day at Majestic Star increased to approximately $202 for the three months ended June 30, 2003, from approximately $199 during the three months ended June 30, 2002. The average number of table games in operation at Majestic Star during the three months ended June 30, 2003 and 2002, was 54 and 52, respectively. The average win per table game per day during the three months ended June 30, 2003 increased to approximately $1,068 compared to approximately $872 during the three months ended June 30, 2002. The average daily win per state passenger count at Majestic Star was approximately $84 during the three months ended June 30, 2003, compared to an average daily win per state passenger count of $70 for the three months ended June 30, 2002.

         Consolidated hotel room revenues totaled $3,585,000, or 4.3% of the consolidated gross revenues for the three months ended June 30, 2003, a decrease of $354,000 or 9.0% when compared to the three-month period ended June 30, 2002. Consolidated hotel room revenues are attributable to operations of the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenues for the three months ended June 30, 2003 totaled approximately $5,098,000, or 6.1% of consolidated gross revenues, compared to approximately $5,289,000, or 6.4% of consolidated gross revenues, for the three months ended June 30, 2002. Majestic Star accounted for approximately $344,000, or 1.0% of its gross revenues for the three months ended June 30, 2003, which reflects a decrease of $58,000 in such revenues at Majestic Star, or 14.5%, compared to the three months ended June 30, 2002.

         Consolidated other revenues for the three months ended June 30, 2003 totaled approximately $1,462,000, or 1.8% of consolidated gross revenues, compared to approximately $1,526,000, or 1.8% of consolidated gross revenues during the three months ended June 30, 2002. Majestic Star accounted for approximately $629,000, or 1.8% of its gross revenues for the three months ended June 30, 2003, an increase of $80,000, or 14.6%, compared to the three months ended June 30, 2002. Other revenue at Majestic Star consisted primarily of commission income and the sale of cigars and cigarettes.

         Consolidated promotional allowances deducted from the Company's consolidated gross revenues for the three months ended June 30, 2003 and 2002 were approximately $5,864,000, or 7.0% of consolidated gross revenues, and $5,946,000, or 7.2% of consolidated gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $320,000 or 1.0% of its gross revenues, an increase of $129,000, or 67.3%, compared to the three months ended June 30, 2002. The increase in promotional allowances is primarily attributable to an increase in complimentaries and associated incentives.

         Consolidated casino operating expenses for the three months ended June 30, 2003 totaled approximately $25,743,000, or 30.9% of consolidated gross revenues and 35.2% of consolidated casino revenues, respectively, compared to approximately $25,202,000, or 30.4% of consolidated gross revenues and 35.0% of consolidated casino revenues, respectively, for the three months ended June 30, 2002. These expenses were primarily comprised of salaries, wages and benefits, operating expenses and cash related marketing activities of the casinos. Majestic Star's casino operating expenses accounted for approximately $9,131,000, or 26.4% of Majestic Star gross revenues and 27.2% of Majestic Star casino revenues, compared to approximately $7,926,000, or 24.3% of Majestic Star gross revenues and 25.1% of Majestic Star casino revenues, respectively, for the three months ended June 30, 2002. The dollar increase of $1,205,000, or 15.2%, is primarily attributed to increased expenses of $538,000 in cash based marketing activities and $617,000 in payroll and payroll related benefits. Majestic Star provides meals and services to its gaming patrons at facilities located in, and/or owned by BHR. The cost for these meals and services for the three months ended June 30, 2003 and June 30, 2002 was $177,000 and $200,000, respectively, and are characterized in the financial statements as casino expense. BHR and other third party operators of food kiosks located at BHR invoice the Company monthly for these charges.

         Consolidated room expenses for the three months ended June 30, 2003 totaled $1,641,000, or 2.0% of consolidated gross revenues and 45.8% of consolidated room revenues. For the three months end June 30, 2003, consolidated room expenses decreased $223,000 or 11.9% over the same period last year. Consolidated room expenses are attributable to operations of the Fitzgeralds properties, as Majestic Star does not operate a hotel.

         Consolidated food and beverage expenses for the three months ended June 30, 2003 totaled $2,984,000, or 3.6% of consolidated gross revenues and 58.5% of consolidated food and beverage revenues. This is a decrease of $379,000 or 11.3% over the same period last year. At Majestic Star, food and beverage expenses for the three months ended June 30, 2003 totaled

$420,000, or 1.2% of gross revenues and 122.2% of food and beverage revenues, a decrease of $1,000 or 0.2% over the same period last year.

         Consolidated gaming taxes totaled approximately $15,887,000, or 19.1% of consolidated casino revenues for the three months ended June 30, 2003, compared to approximately $13,429,000, or 18.6% of consolidated casino revenues for the three months ended June 30, 2002. Majestic Star accounted for gaming taxes of approximately $11,428,000, or 34.0% of its casino revenues for the three months ended June 30, 2003, compared to approximately $8,650,000, or 27.3% of its casino revenues during the three months ended June 30, 2002. An additional $1,011,000 was paid during the three months ended June 30, 2003, compared to approximately $949,000 in the three months ended June 30, 2002, to Gary under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to Gary.

         On August 5, 2002, Majestic Star implemented its flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the casino riverboat is docked ("dockside gaming"). The plan also imposes a graduated wagering tax based upon the casino revenues of Majestic Star. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. Majestic Star has estimated its casino revenues for 2003 and calculated an effective tax rate at which Majestic Star is recognizing gaming tax expense. The effective rate is currently 24.15%, but is subject to adjustment depending on the potential increase or decrease of casino revenues over original forecasts. During the three month period ended June 30, 2002, Majestic Star paid gaming taxes at the 20% rate prescribed by Indiana law.

         In addition to the higher effective tax rate as imposed by the graduated wagering tax structure, in the quarter ended June 30, 2003, the Indiana legislature clarified the start date of the graduated wagering tax structure associated with the implementation of dockside gaming. Previously, the starting point for the computation of cumulative casino revenues under the graduated tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming on that date; and August 5, 2002, for three riverboat casinos, including Majestic Star, that implemented dockside gaming on that date. The Indiana legislature's recent clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative casino revenues under the graduated tax structure starting on July 1, 2002 if they implemented dockside gaming at any point in time. In addition, the State of Indiana's position is that no credit be provided for taxes previously paid for the period July 1, 2002 through July 31, 2002 for seven riverboat casinos and July 1, 2002 through August 4, 2002 for three riverboat casinos, including Majestic Star. For these periods the statutory tax on casino revenues was 22.5%. As a result of this "Retroactive Dockside Tax," the Indiana Department of Revenue has assessed an additional $2,072,000 of gaming taxes due from Majestic Star. Majestic Star has taken a charge in the three month period ended June 30, 2003 for this assessment. The $2,072,000 assessment is required to be paid in two equal installments, on July 1, 2003 and July 1, 2004. All penalties and interest due from riverboat casinos on the "Retroactive Dockside Tax" assessments are waived as long as the riverboat casinos pay 50% of their applicable assessments on July 1, 2003 and July 1, 2004. Majestic Star paid the $1,036,000 assessment to Indiana Department of Revenue on July 1, 2003.

         Advertising and promotion expenses include salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the three months ended June 30, 2003 totaled approximately $4,780,000, or 5.7% of consolidated gross revenues, compared to approximately $5,163,000, or 6.2% of consolidated gross revenues during the three months ended June 30, 2002. Of this amount, Majestic Star accounted for approximately $1,488,000, or 4.3% of its gross revenues for the three months ended June 30, 2003, compared to approximately $1,509,000, or 4.6% of its gross revenues for the three months ended June 30, 2002.

         Consolidated general and administrative expenses for the three months ended June 30, 2003 were approximately $12,923,000, or 15.5% of consolidated gross revenues, compared to $12,638,000, or 15.3% of consolidated gross revenues, during the three months ended June 30, 2002. Majestic Star accounted for approximately $5,878,000, or 17.0% of its gross revenues for the three months ended June 30, 2003 and $5,985,000, or 18.4% of its gross revenues for the three months ended June 30, 2002. These expenses included approximately $1,255,000 for berthing fees paid to BHR and $1,283,000 for marine operations, including housekeeping, during the three months ended June 30, 2003, compared to approximately $1,338,000 for berthing fees and $1,581,000 for marine operations including housekeeping during the three-month ended June 30, 2002. The $107,000 or 1.8% decrease in general and administrative expenses is primarily attributed to reduced payroll and payroll benefits of $309,000 related to marine operations associated with dockside gaming partially offset by incremental expenses of $385,000 for the parking garage lease.

         Consolidated depreciation and amortization for the three months ended June 30, 2003, were approximately $5,698,000, compared to approximately $5,777,000 during the three months ended June 30, 2002. Depreciation and amortization at Majestic Star are inclusive of the Company's loss on investment in BHR. The loss on investment in BHR is primarily depreciation expense. Depreciation and amortization attributed to Majestic Star for the three months ended June 30, 2003 was approximately $1,990,000, compared to approximately $2,284,000 during the three months ended June 30, 2002. The dollar decrease totaled approximately $294,000, of which $264,000 is depreciation expense, $24,000 is amortization expense and $7,000 is for the loss relating to the investment in BHR. The decrease for the three months ended June 30, 2003 is primarily attributable to machinery and equipment being fully depreciated. The loss relating to the investment in BHR for the three months ended June 30, 2003 and 2002 was $595,000 and $602,000, respectively.

         Consolidated operating income for the three months ended June 30, 2003 was $6,343,000, or 7.6% of consolidated gross revenues, compared to an operating income for the three months ended June 30, 2002 of $8,089,000, or 9.8% of consolidated gross revenues. Operating income attributed to Majestic Star for the three months ended June 30, 2003 was approximately $2,906,000, or 8.4% of its gross revenues, compared to $4,678,000, or 14.4% of its gross revenues, during the three months ended June 30, 2002. The $1,772,000 or 37.9% decrease in operating income is principally attributed to a 6.1% increase in Majestic Star's gross revenues offset by increased expenses and the $2,072,000 charge in the current quarter for the "Retroactive Docksides Tax" implemented by the State of Indiana, as previously discussed.

         The consolidated net interest expense for the three months ended June 30, 2003, was approximately $7,934,000, or 9.5% of consolidated gross revenues, compared to approximately $8,082,000, or 9.8% of consolidated gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the three months ended June 30, 2003 was approximately $3,519,000, or 10.2% of its gross revenues, compared to $3,519,000, or 10.8% of its gross revenues for the same period last year.

         Other non-operating expenses of $47,000 and $41,000 for the three months ended June 30, 2003 and 2002, respectively, mainly represent fees associated with the line of credit.

         As a result of the foregoing, the Company realized consolidated net loss of approximately $1,629,000, or 2.0% of consolidated gross revenues for the three months ended June 30, 2003, compared to a loss of $32,000 during the three months ended June 30, 2002. Majestic Star realized a net loss of $651,000, or 1.9% of its gross revenues during the three months ended June 30, 2003, compared to net income of $1,137,000 or 3.5% of its gross revenues during the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Consolidated gross revenues for the six months ended June 30, 2003 amounted to approximately $168,477,000 an increase of approximately $1,260,000, or 0.8% from consolidated gross revenues recorded in the six months ended June 30, 2002. Majestic Star accounted for approximately $70,866,000, or 42.1% of consolidated gross revenues for the six months ended June 30, 2003, which reflects an increase of $6,307,000 in Majestic Star's gross revenues on an unconsolidated basis, or 9.8% compared to the six months ended June 30, 2002. The 9.8% increase in gross revenues at Majestic Star was primarily attributable to a $3,662,000, or 6.8% increase in slot revenue and a $2,489,000, or 28.6% increase in table games revenue. The primary reasons for the increase are the commencement of dockside gaming at Majestic Star on August 5, 2002, and the opening of the 2,000 space parking garage on May 13, 2002.

         The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk and Majestic
Star), food and beverage and other. Consolidated casino revenues for the six months ended June 30, 2003 totaled approximately $147,908,000, or 87.8% of consolidated gross revenues, of which slot machines accounted for approximately $127,215,000, or 86.0% and table games accounted for approximately $20,693,000, or 14.0%. Majestic Star's casino revenues during the six months ended June 30, 2003 totaled approximately $68,931,000, or 97.3% of its gross revenues, an increase of approximately $6,152,000, or 9.8%, of which slot machines accounted for approximately $57,736,000, or 83.8%, and table games accounted for approximately $11,195,000, or 16.2%. The average number of slot machines in operation at Majestic Star increased to 1,544 during the six months ended June 30, 2003, from 1,473 during the six months ended June 30, 2002. The average win per slot machine per day at Majestic Star increased to approximately $207 for the six months ended June 30, 2003, from approximately $203 during the six months ended June 30, 2002. The average number of table games in operation at Majestic Star during the six months ended June 30, 2003 and 2002, was 55 and 52, respectively. The average win per table game per day during the six months ended June 30, 2003 increased to approximately $1,128 compared to approximately $931 during the six months ended June 30, 2002. The average daily win per state passenger count at Majestic Star was approximately $86 during the six months ended June 30, 2003, compared to an average daily win per state passenger count of $70 for the six months ended June 30, 2002.

         Consolidated hotel room revenues totaled $7,384,000, or 4.4% of the consolidated gross revenues for the six months ended June 30, 2003, a decrease of $644,000 or 8.0% when compared to the six months ended June 30, 2002. Consolidated hotel room revenues are attributable to operations of the Fitzgeralds properties. Majestic Star does not operate a hotel.

         Consolidated food and beverage revenues for the six months ended June 30, 2003 totaled approximately $10,351,000, or 6.1% of consolidated gross revenues, compared to approximately $10,818,000, or 6.5% of consolidated gross revenues, for the six months ended June 30, 2002. Majestic Star accounted for approximately $735,000, or 1.0% of its gross revenues for the six months ended June 30, 2003, which reflects a decrease of $100,000 in such revenues at Majestic Star, or 11.9%, compared to the six months ended June 30, 2002.

         Consolidated other revenues for the six months ended June 30, 2003 totaled approximately $2,833,000, or 1.7% of consolidated gross revenues, compared to approximately $2,811,000, or 1.7% of consolidated gross revenues during the six months ended June 30, 2002. Majestic Star accounted for approximately $1,200,000, or 1.7% of its gross revenues for the six months ended June 30, 2003, an increase of $255,000, or 27.0%, compared to the six months ended June 30, 2002. Other revenue at Majestic Star consisted primarily of commission income and the sale of cigars and cigarettes.

         Consolidated promotional allowances deducted from the Company's consolidated gross revenues for the six months ended June 30, 2003 and 2002 were approximately $11,801,000, or 7.0% of consolidated gross revenues, and $12,285,000, or 7.3% of consolidated gross revenues, respectively. Of this amount, Majestic Star accounted for approximately $640,000 or 0.9% of its gross revenues, an increase of $233,000, or 57.1%, compared to the six months ended June 30, 2002. The increase in promotional allowances is primarily attributable to an increase in complimentaries and associated incentives.

         Consolidated casino operating expenses for the six months ended June 30, 2003 totaled approximately $50,105,000, or 29.7% of consolidated gross revenues and 33.9% of consolidated casino revenues, respectively, compared to approximately $50,735,000, or 30.3% of consolidated gross revenues and 34.9% of casino revenues, respectively, for the six months ended June 30, 2002. These expenses were primarily comprised of salaries, wages and benefits, operating expenses and cash related marketing activities of the casinos. Majestic Star's casino operating expenses accounted for approximately $17,934,000, or 25.3% of Majestic Star gross revenues and 26.0% of Majestic Star casino revenues, compared to approximately $15,434,000, or 23.9% of Majestic Star gross revenues and 24.6% of Majestic Star casino revenues, respectively, for the six months ended June 30, 2002. The dollar increase of $2,500,000, or 16.2%, is primarily attributed to increased expenses of $1,341,000 in cash based marketing activities and $1,196,000 in payroll and payroll related benefits. Majestic Star provides meals and services to its gaming patrons at facilities located in, and/or owned by BHR. The cost for these meals and services for the six months ended June 30, 2003 and June 30, 2002 was $380,000 and $403,000, respectively, and are characterized in the financial statements as casino expense. BHR and other third party operators of food kiosks located at BHR invoice the Company monthly for these charges.

         Consolidated room expenses for the six months ended June 30, 2003 totaled $3,187,000, or 1.9% of consolidated gross revenues and 43.2% of consolidated room revenues. For the six months ended June 30, 2003, consolidated room expenses decreased $445,000 or 12.3% over the same period last year. Consolidated room expenses are attributable to operations of the Fitzgeralds properties, as Majestic Star does not operate a hotel.

         Consolidated food and beverage expenses for the six months ended June 30, 2003 totaled $5,866,000, or 3.5% of consolidated gross revenues and 56.7% of consolidated food and beverage revenues. For the six months end June 30, 2003, consolidated food and beverage expenses decreased $718,000 or 10.9% over the same period last year. At Majestic Star, food and beverage expenses for the six months ended June 30, 2003 totaled $804,000, or 1.1% of gross revenues and 109.3% of food and beverage revenues. For the six months end June 30, 2003, food and beverage expenses decreased $67,000 or 7.7% over the same period last year.

         Consolidated gaming taxes totaled approximately $30,203,000, or 20.4% of consolidated casino revenues for the six months ended June 30, 2003, compared to approximately $27,025,000, or 16.2% of consolidated casino revenues for the six months ended June 30, 2002. Majestic Star accounted for gaming taxes of approximately $21,169,000, or 30.7% of its casino revenues for the six months ended June 30, 2003, compared to approximately $17,227,000, or 27.4% of its casino revenues during the six months ended June 30, 2002. An additional $2,071,000 was paid during the six months ended June 30, 2003, compared to approximately $1,887,000 in the six ended June 30, 2002, to Gary under an agreement whereby Majestic Star pays 3% of the adjusted gross receipts directly to Gary.

         On August 5, 2002, Majestic Star implemented its flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the casino riverboat is docked ("dockside gaming"). The plan also imposes a graduated wagering tax based upon the casino revenues of Majestic Star. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. Majestic Star has estimated its casino revenues for 2003 and calculated an effective tax rate at which Majestic Star is recognizing gaming tax expense. The effective rate is currently 24.15%, but is subject to adjustment depending on the potential increase or decrease of casino revenues over original forecasts. During the six month period ended June 30, 2002, Majestic Star paid gaming taxes at the 20% rate prescribed by Indiana law.

         In addition to the higher effective tax rate as imposed by the graduated wagering tax structure, in the quarter ended June 30, 2003, the Indiana legislature clarified the start date of the graduated wagering tax structure associated with the implementation of dockside gaming. Previously, the starting point for the computation of cumulative casino revenues under the graduated tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming on that date; and August 5, 2002, for three riverboat casinos, including Majestic Star, that implemented dockside gaming on that date. The Indiana legislature's recent clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative casino revenues under the graduated tax structure starting on July 1, 2002 if they implemented dockside gaming at any point in time. In addition, the State of Indiana's position is that no credit be provided for taxes previously paid for the period July 1, 2002 through July 31, 2002 for seven riverboat casinos and July 1, 2002 through August 4, 2002 for three riverboat casinos, including Majestic Star. For these periods the statutory tax on casino revenues was 22.5%. As a result of this "Retroactive Dockside Tax," the Indiana Department of Revenue has assessed an additional $2,072,000 of gaming taxes due from Majestic Star. Majestic Star has taken a charge in the six month period ended June 30, 2003 for this assessment. The $2,072,000 assessment is required to be paid in two equal installments, on July 1, 2003 and July 1, 2004. All penalties and interest due from riverboat casinos on the "Retroactive Dockside Tax" assessments are waived as long as the riverboat casinos pay 50% of their applicable assessments on July 1, 2003 and July 1, 2004. Majestic Star paid 50% of the $2,072,000 assessment to Indiana Department of Revenue on July 1, 2003.

         Advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Consolidated advertising and promotion expenses for the six months ended June 30, 2003 totaled approximately $9,747,000, or 5.8% of consolidated gross revenues, compared to approximately $9,874,000, or 5.9% of consolidated gross revenues during the six months ended June 30, 2002. Of this amount, Majestic Star accounted for approximately $3,203,000, or 4.5% of its gross revenues for the six months ended June 30, 2003 and approximately $2,923,000, or 4.5% of its gross revenues for the six months ended June 30, 2002.

         Consolidated general and administrative expenses for the six months ended June 30, 2003 were approximately $25,846,000, or 15.3% of consolidated gross revenues, compared to $24,703,000, or 14.8% of consolidated gross revenues, during the six months ended June 30, 2002. Majestic Star accounted for approximately $12,363,000, or 17.4% of its gross revenues for the six months ended June 30, 2003 and $11,889,000, or 18.4% of its gross revenues for the six months ended June 30, 2002. These expenses included approximately $2,541,000 for berthing fees paid to BHR and $2,594,000 for marine operations, including housekeeping, during the six months ended June 30, 2003, compared to approximately $2,950,000 for berthing fees and $3,135,000 for marine operations, including housekeeping, during the six months ended June 30, 2002. The $475,000 or 4.0% increase in general and administrative expenses are primarily attributed to incremental expenses associated with the parking garage lease and corporate.

         Consolidated depreciation and amortization for the six months ended June 30, 2003, were approximately $11,370,000, compared to approximately $11,442,000, during the six months ended June 30, 2002. Depreciation and amortization at Majestic Star are inclusive of the Company's loss on investment in BHR. The loss on investment in BHR is primarily depreciation expense. Depreciation and amortization attributed to Majestic Star for the six months ended June 30, 2003 was approximately $4,008,000 compared to approximately $4,562,000 during the six months ended June 30, 2002. The dollar decrease totaled approximately $554,000, of which $511,000 is depreciation expense, $34,000 is amortization expense and $9,000 is related to the loss on investment in BHR. The decrease for the six months ended June 30, 2003 is primarily attributable to machinery and equipment being fully depreciated. The loss relating to the investment in BHR for the six months ended June 30, 2003 and 2002 was $1,199,000 and $1,208,000, respectively.

         Consolidated operating income for the six months ended June 30, 2003 was $17,461,000, or 10.4% of consolidated gross revenues, compared to an operating income for the six months ended June 30, 2002 of $18,260,000, or 10.9% of consolidated gross revenues. Operating income attributed to Majestic Star for the six months ended June 30, 2003 was approximately $8,675,000, or 12.2% of gross Majestic Star revenues, compared to $9,360,000, or 14.5% of its gross revenues, during the six months ended June 30, 2002. The $685,000 or 7.3% decrease in operating income is principally attributed to a 9.8% increase in Majestic Star's gross revenues offset by increased expenses and the $2,072,000 charge in the current quarter for the "Retroactive Dockside Tax" implemented by the State of Indiana, as previously discussed.

         The consolidated net interest expense for the six months ended June 30, 2003, was approximately $15,860,000, or 9.4% of consolidated gross revenues, compared to approximately $16,206,000, or 9.7% of consolidated gross revenues for the same period last year. Net interest expense attributed to Majestic Star for the six months ended June 30, 2003 was approximately $7,039,000, or 9.9% of gross revenues, compared to $7,159,000, or 11.1% of gross revenues for the same period last year.

         Other non-operating expenses of $94,000 and $92,000 for the six months ended June 30, 2003 and 2002, respectively, mainly represent fees associated with the line of credit.

         As a result of the foregoing, the Company realized consolidated net income of approximately $1,406,000, or 0.8% of consolidated gross revenues for the six months ended June 30, 2003, compared to $1,971,000, or 1.2% of consolidated gross revenues during the six months ended June 30, 2002. Majestic Star realized net income of $1,435,000, or 2.0% of its gross revenues during the six months ended June 30, 2003, compared to $2,145,000 or 3.3% of its gross revenues during the six months ended June 30, 2002.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA)

         Consolidated EBITDA (defined as earnings from operations before interest, taxes, depreciation and amortization) was approximately $12,041,000 or 14.5% and $28,831,000 or 17.1%, respectively, of consolidated gross revenues during the three and six months ended June 30, 2003, compared to approximately $13,866,000, or 16.7% and $29,702,000, or 17.8% of consolidated gross revenues during the three and six months ended June 30, 2002. EBITDA at Majestic Star was approximately $4,896,000, or 14.2% and $12,683,000, or 17.9%, respectively, of its gross revenues during the three and six months ended June 30, 2003, compared to $6,962,000, or 21.4% and $13,922,000, or 21.6% of its gross revenues in the prior year periods. Consolidated EBITDA and Majestic Star's EBITDA for both the three and six month periods ended June 30, 2003 contains a "Retroactive Dockside Tax" charge of $2,072,000. The charge relates to the recognition of additional gaming tax liability associated with the State of Indiana's clarification of the start date for paying gaming taxes under the current tiered tax structure. Please see our earlier discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detail explanation. EBITDA is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry, and a principal basis for valuation of gaming companies. Other companies may calculate EBITDA differently. Management uses EBITDA as a measure of the Company's operating performance. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA differently. The Company has significant uses of cash including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. A reconciliation of operating income/(loss) to EBITDA is included in the financial schedules set forth earlier in Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had cash and cash equivalents of $33,937,000. This amount included $17,802,000 at Majestic Star and $16,135,000 at Investor Holdings, LLC. During the six months ended June 30, 2003, the Company's capital expenditures were $5,824,000, which included $2,336,000 at Majestic Star.

         The Company, has met its capital requirements to date through net cash from operating activities. For the six months ended June 30, 2003, net cash provided by operating activities totaled $18,566,000, compared to $13,123,000 during the six months ended June 30, 2002. At Majestic Star for the six months ended June 30, 2003, net cash provided by operating activities totaled approximately $13,226,000 and cash used by investing activities totaled $2,878,000 compared to approximately $6,843,000 provided by operating activities and $3,609,000 used in investing activities, during the six months ended June 30, 2002. At Majestic Star for the six months ended June 30, 2003, cash used in financing activities totaled approximately $1,110,000, compared to $628,000 used in financing activities during the six months ended June 30, 2002. This amount includes a distribution of $767,000 related to the fourth quarter of 2002 and first quarter of 2003 made during the six months ended June 30, 2003 by Majestic Star to BDI under the Manager's Agreement. Also a distribution of $710,000 was made during the six months ended June 30, 2003 by Majestic Star to BDI for income taxes. As of August 14, 2003, there are no outstanding borrowings under Majestic Star's $20.0 million credit facility.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Star Notes, lease payments to BHPA and other permitted indebtedness for the year 2003. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, will be sufficient for such purposes. The purchase of certain Indiana gaming facilities by larger more recognized brand names could significantly increase competition for the Company. If necessary and to the extent permitted under the Majestic Indenture relating to the Star Notes, the Company will seek additional financing through borrowings of debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"). Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 did not have a material impact on the Company's financial condition or results of operation.


         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Company did not have any guarantees outside of its consolidated group. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operation.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On June 27, 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Fitzgeralds Tunica. The plaintiffs claim that the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The Company intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed as part of this report:

Exhibit No.       Description of Document
-----------       -----------------------


31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following reports on Form 8-K filed during the six months ended June 30, 2003:

On May 8, 2003, the Company filed a report on Form 8-K under Items 7, 9 and 12 to furnish a press release announcing the Company's financial results for its first quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MAJESTIC STAR CASINO, LLC


By:       /s/ Don H. Barden                                      August 14, 2003
    ------------------------------------------------------------
    Don H. Barden, Member, Chairman, President and Chief Executive Officer


By        /s/ Jon S. Bennett                                     August 14, 2003
    ------------------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CAPITAL CORP.


By:       /s/ Don H. Barden                                      August 14, 2003
    ------------------------------------------------------------
    Don H. Barden, Chairman, President and Chief Executive Officer




By:       /s/ Jon S. Bennett                                     August 14, 2003
    ------------------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       Description of Document
-----------       -----------------------


31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.