Form 10-Q
period 2003-09-30
MAJESTIC STAR CASINO LLC
filed 2003-11-20
CIK 1016466

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                              301 E. FREMONT STREET
                             LAS VEGAS, NEVADA 89101
                                (702) 388 - 2224
          (Address of principal executive offices and telephone number, including area code)

                           ONE BUFFINGTON HARBOR DRIVE
                            GARY, INDIANA 46406-3000
                                 (219) 977-7823

      (Former address of principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes       X          No
     ------------         ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes                           No       X
     -----------                  -----------

As of September 30, 2003, shares outstanding of each of the registrant's classes of common stock:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

PART I            FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                              --------

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
                  and December 31, 2002 ....................................................     2

                  Consolidated Statements of Operations for the three and nine months
                  ended September 30, 2003 and 2002 (Unaudited) ............................     3

                  Consolidated Statement of Changes in Member's Deficit for the nine months ended September 30, 2003 (Unaudited) and the year ended
                  December 31, 2002 ........................................................     4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2003 and 2002 (Unaudited) ..................................     5

                  Notes to Consolidated Financial Statements ...............................     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................................    30

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............    41

         Item 4.  Controls and Procedures ..................................................    41

PART II       OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds ................................    42

         Item 6.  Exhibits and Reports on Form 8-K .........................................    43

         SIGNATURES ........................................................................    44

                                     PART I

                              FINANCIAL INFORMATION




                                     ITEM 1

                        CONSOLIDATED FINANCIAL STATEMENTS

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2003             2002
                                                                  -------------    -------------
ASSETS
Current Assets:

    Cash and cash equivalents                                     $  35,256,308    $  24,547,881
    Restricted cash                                                     500,000          250,000
    Accounts receivable, less allowance for doubtful accounts
      of $275,715 and $372,689 as of September 30, 2003 and
      December 31, 2002, respectively                                 2,417,835        2,474,726
    Inventories                                                       1,014,069          982,486
    Prepaid expenses                                                  3,428,876        2,881,931
    Note receivable due from affiliate                                  133,000        1,200,000
    Due from Buffington Harbor Riverboats, L.L.C.                        10,210          217,925
    Other                                                                40,835           39,133
                                                                  -------------    -------------
      Total current assets                                           42,801,133       32,594,082
                                                                  -------------    -------------

Property, equipment and improvements, net                           164,204,351      164,809,158

Intangible assets, net                                               16,495,496       17,691,746

Goodwill                                                              5,922,398        5,922,398

Other assets:
    Deferred financing costs, net of accumulated amortization
      of $5,680,912 and $4,375,528 as of September 30, 2003 and
      December 31, 2002, respectively                                 7,952,819        9,372,067
    Investment in Buffington Harbor Riverboats, L.L.C.               30,249,856       31,833,311
    Restricted cash                                                   1,000,000        1,000,000
    Other assets                                                     12,003,738       12,587,112
                                                                  -------------    -------------
      Total other assets                                             51,206,413       54,792,490
                                                                  -------------    -------------

Total Assets                                                      $ 280,629,791    $ 275,809,874
                                                                  =============    =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Current maturities of long-term debt                          $      83,083    $     134,084
    Accounts payable                                                  4,235,507        4,048,298
    Payroll and related                                               6,826,748        7,656,515
    Accrued interest                                                  9,429,617        1,473,785
    Progressive jackpots                                              3,016,425        3,189,626
    Slot club liability                                                 863,428          738,559
    Other accrued liabilities                                         9,831,468        8,217,284
                                                                  -------------    -------------
      Total current liabilities                                      34,286,276       25,458,151

Long-term debt, net of current maturities                           275,656,816      274,526,285
                                                                  -------------    -------------

      Total Liabilities                                             309,943,092      299,984,436
                                                                  -------------    -------------

Member's Deficit                                                    (29,313,301)     (24,174,562)
                                                                  -------------    -------------

Total Liabilities and Member's Deficit                            $ 280,629,791    $ 275,809,874
                                                                  =============    =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                          FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                             2003              2002             2003              2002
                                         ------------     ------------     -------------    -------------


REVENUES
    Casino                              $  73,533,644    $  77,690,257    $ 221,441,790    $ 223,250,546
    Rooms                                   3,862,888        3,809,375       11,246,586       11,836,761
    Food and beverage                       5,442,416        5,085,627       15,793,688       15,366,719
    Other                                   1,393,937        1,528,812        4,227,362        4,339,996
                                        -------------    -------------    -------------    -------------
      Gross revenues                       84,232,885       88,114,071      252,709,426      254,794,022
    Less promotional allowances             5,912,920        6,004,134       17,713,987       18,288,896
                                        -------------    -------------    -------------    -------------
      Net revenues                         78,319,965       82,109,937      234,995,439      236,505,126
                                        -------------    -------------    -------------    -------------
COSTS AND EXPENSES
    Casino                                 25,720,885       27,342,336       75,825,525       77,777,767
    Rooms                                   1,695,808        1,717,113        4,882,991        4,975,786
    Food and beverage                       2,900,274        3,045,376        8,766,212        9,092,646
    Other                                     533,985          396,134        1,354,042        1,171,389
    Gaming taxes                           14,251,966       13,908,520       44,455,113       40,933,960
    Advertising and promotion               5,146,714        5,016,181       14,893,547       14,890,180
    General and administrative             14,568,782       14,063,447       40,414,282       39,328,827
    Economic Incentive - City of Gary       1,035,573        1,072,350        3,106,984        2,959,492
    Depreciation and amortization           5,202,561        5,555,344       15,372,567       15,791,284
    Loss on investment in Buffington
     Harbor Riverboats, L.L.C.                594,718          600,301        1,794,608        1,806,379
    Pre-opening expenses                           --               --               --          124,269
                                        -------------    -------------    -------------    -------------
      Total costs and expenses             71,651,266       72,717,102      210,865,871      208,851,979
                                        -------------    -------------    -------------    -------------

Operating income                            6,668,699        9,392,835       24,129,568       27,653,147
                                        -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                            18,758           57,212           82,995          135,182
    Interest expense                       (7,961,386)      (8,071,962)     (23,885,360)     (24,356,423)
    Loss on sale of assets                     (4,671)          (9,889)        (105,629)            (461)
    Other expense                             (47,348)         (49,524)        (141,802)        (141,815)
                                        -------------    -------------    -------------    -------------
      Total other expense                  (7,994,647)      (8,074,163)     (24,049,796)     (24,363,517)
                                        -------------    -------------    -------------    -------------
Net income (loss)                          (1,325,948)       1,318,672           79,772        3,289,630
                                        =============    =============    =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT





                                                              Member's Deficit
                                                              ----------------


Balance, December 31, 2001                                     $(19,981,487)
Net income                                                        1,315,754
Distribution to Barden Development, Inc.                         (5,508,829)
                                                               ------------
Balance, December 31, 2002                                      (24,174,562)
Net income (unaudited)                                               79,772
Distribution to Barden Development, Inc. (unaudited)             (4,658,705)
Appreciated value of land purchased from a
    related party (unaudited)                                      (559,806)
                                                               ------------
Balance, September 30, 2003                                    $(29,313,301)
                                                               ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2003             2002
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $     79,772    $  3,289,630
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation                                                   11,357,249      11,491,390
    Amortization                                                    4,015,318       4,299,894
    Loss on investment in Buffington Harbor Riverboats, L.L.C       1,794,608       1,806,379
    Loss on sale of assets                                            105,629             461
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                    56,891         200,668
    (Increase ) decrease in inventories                               (31,583)        137,208
    Increase in prepaid expenses                                     (339,230)     (1,241,104)
    Decrease in other assets                                          473,180         869,913
    Increase (decrease) in accounts payable                           187,209        (536,664)
    Decrease in accrued payroll and related expenses                 (829,767)       (872,124)
    Increase in accrued interest                                    7,955,832       1,171,011
    Increase in other accrued liabilities                           1,565,844       1,573,976
                                                                 ------------    ------------
      Net cash provided by operating activities                    26,390,952      22,190,638
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition related costs                                              --        (986,158)
    Increase in restricted cash                                      (250,000)             --
    Proceeds from seller for purchase price adjustment                     --       3,800,000
    Acquisition of property and equipment                         (10,914,305)     (8,194,614)
    Appreciated value of land purchased from a related party         (559,806)             --
    Decrease in prepaid leases and deposits                           108,500         428,005
    Investment in Buffington Harbor Riverboats, L.L.C                (211,138)        (40,455)
    Proceeds from sale of equipment                                    56,219          52,717
                                                                 ------------    ------------
      Net cash used in investing activities                       (11,770,530)     (4,940,505)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance cost for the 11.653% senior secured notes                     --      (1,410,945)
    Issuance cost for the 9-1/2% senior secured notes                (206,276)             --
    Proceeds from line of credit                                           --       2,500,000
    Repayment of line of credit                                            --      (9,000,000)
    Proceeds from notes receivable affiliates                       1,067,000              --
    Repayment of long-term debt                                      (114,014)       (104,808)
    Distribution to Barden Development, Inc.                       (4,658,705)     (2,820,358)
                                                                 ------------    ------------
      Net cash used in financing activities                        (3,911,995)    (10,836,111)
                                                                 ------------    ------------

Net increase in cash and cash equivalents                          10,708,427       6,414,022
Cash and cash equivalents, beginning of period                     24,547,881      25,925,291
                                                                 ------------    ------------

Cash and cash equivalents, end of period                         $ 35,256,308    $ 32,339,313
                                                                 ============    ============

INTEREST PAID:
    Equipment Debt                                               $     12,154    $     38,510
    Senior Secured Notes  Fixed Interest 10-7/8%                    7,068,750      14,137,500
    Senior Secured Notes  Fixed Interest 11.653%                    8,842,704       8,707,126
    Lines of credit                                                       662         301,649
                                                                 ------------    ------------
                                                                 $ 15,924,270    $ 23,184,785
                                                                 ============    ============

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
    Elimination of slot based progressive                        $         --    $    400,000
    Elimination of slot club                                               --       1,300,000
                                                                 ------------    ------------
                                                                 $         --    $  1,700,000
                                                                 ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION

         The Majestic Star Casino, LLC and its direct and indirect subsidiaries is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana (the "Majestic Star Casino") and through its wholly owned subsidiary, Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings") owns three Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado (casino only) ("Fitzgeralds Black Hawk"), and Las Vegas, Nevada ("Fitzgeralds Las Vegas").

         The Majestic Star Casino Capital Corp., a wholly owned subsidiary of the The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating The Majestic Star Casino, LLC's $130 million 10-7/8% Senior Secured Notes due 2006 (the "10-7/8% Senior Secured Notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Majestic Investor Holdings, was formed specifically to facilitate the offering of the Majestic Investor Holding's $152.6 million 11.653% Senior Secured Notes due 2007 (the "11.653% Senior Secured Notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. All of the 10-7/8% Senior Secured Notes and $135.5 million of the 11.653% Senior Secured Notes have been redeemed or retired. Please see our discussion below and in Note 7 to the Notes to Consolidated Financial Statements for more information about the issuance of the 9-1/2% Senior Secured Notes and the establishment of the $80.0 million Credit Facility.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company" refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

         On August 26, 2003, The Majestic Star Casino, LLC and Majestic Investor Holdings, commenced cash tender offers and consent solicitations for Majestic Star's 10-7/8% Senior Secured Notes and Majestic Investor Holdings' 11.653% Senior Secured Notes, respectively, in connection with a refinancing transaction of such notes. On October 7, 2003, The Majestic Star Casino, LLC and its restricted subsidiary, The Majestic Star Casino Capital Corp., issued $260.0 million of 9-1/2% Senior Secured Notes due 2010 (the "9-1/2% Senior Secured Notes") and entered into a new $80.0 million credit facility (the "$80 million Credit Facility") with Wells Fargo Foothill, Inc. The proceeds from the issuance of the 9-1/2% Senior Secured Notes and approximately $28.0 million of the $80 million Credit Facility were used to retire all of the 10-7/8% Senior Secured Notes and substantially all of the 11.653% Senior Secured Notes. As part of the refinancing, the operating subsidiaries of Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantors under both the 9-1/2% Senior Secured Notes and the $80 million Credit Facility; however, the operating subsidiary of Fitzgeralds Las Vegas is now an unrestricted subsidiary of The Majestic Star Casino, LLC. It is anticipated that Fitzgeralds Las Vegas will be spun out to Barden Development, Inc. ("BDI") promptly after Majestic Investor Holdings, the direct owner of Fitzgeralds Las Vegas, and BDI receive approval from the Nevada Gaming Control Board and the Nevada Gaming Commission. Approval is anticipated to occur in December 2003. Please see Note 7 to

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



the Notes to Consolidated Financial Statements for more information about the issuance of the 9-1/2% Senior Secured Notes and the establishment of the $80.0 million Credit Facility.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited. All inter-company transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, estimated liabilities for our self insured medical plan, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

         Our consolidated financial statements include the results of the operating subsidiary of Fitzgeralds Las Vegas. See Note 11 to the Notes to Consolidated Financial Statements for consolidating information. It is anticipated that Fitzgeralds Las Vegas will be spun out to BDI promptly after Majestic Investor Holdings, the direct owner of the operating subsidiary of Fitzgeralds Las Vegas, and BDI receive approval from the Nevada Gaming Control Board and the Nevada Gaming Commission to effect such transaction. Such regulatory approval is not within the Company's control.

         In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC's and Majestic Investor Holdings' Annual Reports on Form 10-K for the year ended December 31, 2002.

         The consolidated financial statements and footnotes for the prior year reflect certain reclassifications to conform to the current year presentation, which have no effect on previously reported net income.

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued statement 145 ("SFAS 145"). SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 and as a result, reclassified $69,000 in a gain from the early extinguishment of debt, which item had previously been reported as an extraordinary item in the fourth quarter of 2002. In the fourth quarter of 2003, the Company also expects to recognize a loss on the retirement of debt of $32.0 million on October 7, 2003. The loss on the retirement of debt is comprised of the premium on the offers to purchase, the write-off of the deferred debt issuance costs and the original issue discount on the 10-7/8% Senior Secured Notes and the 11.653% Senior Secured Notes, which amounts will be reflected in the computation of net income for the year ended December 31, 2003.

         In June 2002, the Financial Accounting Standard Board issued Statement 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002. Adoption of SFAS 146 did not have any material impact on the Company's financial position, results of operations or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, the Company did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. Adoption of FIN 46 did not have a material impact on the Company's financial condition, results of operations or cash flows.

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Provisions of SFAS 149 became effective for contracts and hedging relationships entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have any material impact on our financial position, results of operations or cash flows as the Company has not entered into or modified any agreements that contain derivative instrument or involve hedging activities.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity." The Company is considered a non-public entity, as defined by SFAS 150 because its equity securities are not listed on a public exchange. Accordingly, for the Company, the provisions of SFAS 150 will become effective during the quarter ending March 31, 2004. The Company does not anticipate the adoption of SFAS 150 would have a material impact on our financial position, results of operations or cash flows.

NOTE 4.  RESTRICTED CASH

         As of September 30, 2003 and December 31, 2002, restricted cash of $1.0 million represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. As of December 31, 2002, restricted cash of $250,000 represents a letter of credit for self-insured workers compensation at Fitzgeralds Tunica and Fitzgeralds Black Hawk. As of September 30, 2003 the restricted cash balance relating to the self-insured workers compensation increased to $500,000. The increase occurred during the first quarter of 2003, when Fitzgeralds Las Vegas was added to the self-insured workers compensation program.

NOTE 5.  INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. ("BHR")

         In October 1995, The Majestic Star Casino, LLC and Trump Indiana, Inc. ("Trump") entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in Gary ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Majestic Star Casino, LLC and Trump have each entered into a berthing agreement with BHR to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. The Majestic Star Casino, LLC and Trump share equally in the operating expenses relating to the BHR Property, except for costs associated with food and beverage, and valet operations, which are allocated on a percentage of use by the casino customers of the Majestic Star Casino and Trump.

Majestic Star Casino paid $1.5 million and $4.1 million, in berthing fees for the three and nine months ended September 30, 2003, respectively, compared to $1.4 million and $4.4 million for the three and nine months ended September 30, 2002, respectively. Such amounts are recorded in general and administrative expense in the consolidated statements of operations. In addition, Majestic Star Casino paid $160,000

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


and $524,000, for costs associated with food and beverage for the three and nine months ended September 30, 2003, respectively, compared to $303,000 and $757,000, for costs associated with food and beverage for the three and nine month ended September 30, 2002, respectively. Such amounts are recorded in casino expenses in Majestic Star Casino's statements of operations. After Majestic Star Casino and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. Majestic Star Casino reclassified its allocated portion of BHR's net loss into loss on investment in Buffington Harbor Riverboats, LLC. Previously, such amounts were recorded within depreciation expense in Majestic Star Casino's statements of operations. The allocated net loss recorded for the three and nine months ended September 30, 2003 is $595,000 and $1,795,000, respectively, compared to $600,000 and $1,806,000, respectively, for the three and nine months ended September 30, 2002.

         The following represents selected financial information of BHR:

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  2003          2002
                                              -----------    -----------
               BALANCE SHEET
Cash and cash equivalents                     $    41,940    $    50,505

Current assets                                    277,473        441,535

Property, plant and equipment, net             63,321,451     65,616,042

Other assets                                      102,786        108,414

Total assets                                   62,743,650     66,165,991

Current liabilities                             2,243,970      2,499,369

Total liabilities                               2,243,970      2,499,369

Member's equity
The Majestic Star Casino, LLC                  30,249,856     31,833,311

Total member's equity                          60,499,680     63,666,622

                                              FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                  2003           2002             2003            2002
                                              -----------    -----------       -----------    -----------
            STATEMENTS OF INCOME
 Gross revenue                                  3,560,390      3,950,506       10,276,367     11,873,207

 Operating loss                                (1,190,873)    (1,172,958)      (3,585,832)    (3,576,074)

 Net loss                                      (1,189,436)    (1,200,601)      (3,589,216)    (3,612,758)


NOTE 6.  INTANGIBLE ASSETS

         Intangible assets primarily include $9.8 million for customer relationships, $3.7 million for trade name and $5.2 million for a gaming license. Intangible assets for customer relationships and trade names are being amortized over a period of 8-10

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


years. The gaming license is not amortized but instead is subject to impairment testing at least annually.

The gross carrying amount and accumulated amortization of the intangible assets, other than goodwill, as of September 30, 2003, are as follows:

                                    Gross Carrying        Accumulated         Net Amount
                                        Amount           Amortization    September 30, 2003
                                    --------------       ------------    ------------------
                                                        (in thousands)
 Amortized intangible assets:
     Customer relationship                $ 9,800         $ (2,359)              $ 7,441
     Tradename                              3,700             (546)                3,154
     Riverboat excursion license              700                -                   700
                                    --------------       ------------    ------------------
                                           14,200           (2,905)               11,295
 Unamortized intangible assets:
     Gaming license                         5,200                -                 5,200
                                    --------------       ------------    ------------------
 Total intangible assets                   19,400           (2,905)               16,495
                                    ==============       ============    ==================

         The amortization expense recorded on the intangible assets for both the three and nine months ended September 30, 2003 and 2002 were $0.4 million and $1.2 million, respectively.

NOTE 7.  LONG-TERM DEBT

Refinancing of Debt

         On August 26, 2003, The Majestic Star Casino, LLC commenced a cash tender offer and consent solicitation at a price of 105.438% for its 10-7/8% Senior Secured Notes. The solicitation of consents sought approval for amendments to the Indenture governing the 10-7/8% Senior Secured Notes (the "Majestic Indenture") in order to (i) eliminate substantially all restrictive covenants and (ii) to release the liens on the collateral that secured the 10-7/8% Senior Secured Notes. Upon expiration of the consent solicitation on September 25, 2003, $74,639,000 or 57.4% of the aggregate outstanding principal amount of the 10-7/8% Senior Secured Notes had been tendered. The Majestic Star Casino, LLC funded the payment of the tendered 10-7/8% Senior Secured Notes, along with accrued and unpaid interest, from the proceeds of the issuance of the 9-1/2% Senior Secured Notes, which closed on October 7, 2003. Also, on October 7, 2003, The Majestic Star Casino, LLC called the remaining $55,361,000 outstanding principal amount of the 10-7/8% Senior Secured Notes which were redeemed on November 6, 2003 at a price of 105.438%, plus accrued and unpaid interest.

         Also, on August 26, 2003, Majestic Investor Holdings commenced a cash tender offer and consent solicitation at a price of 109.0% for its 11.653% Senior Secured Notes. The solicitation of consents sought approval for amendments to the Indenture governing the 11.653% Senior Secured Notes (the "Majestic Investor Holdings Indenture") in order to (i) eliminate substantially all restrictive covenants, (ii) to terminate the guarantees of the restricted subsidiaries of Majestic Investor Holdings and (iii) to release the liens on the collateral that secured the 11.653% Senior Secured Notes. Upon expiration of the

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


consent solicitation on September 25, 2003, $135,477,000 or 89.3% of the aggregate outstanding principal amount of the 11.653% Senior Secured Notes had been tendered. The Company funded the payment of the tendered 11.653% Senior Secured Notes, along with accrued and unpaid interest, from the proceeds of the issuance of the 9-1/2% Senior Secured Notes, which closed on October 7, 2003. After the expiration of the offer and consent solicitation related to the 11.653% Senior Secured Notes, Majestic Investor Holdings has $16.3 million in 11.653% Senior Secured Notes still outstanding.

         Upon the closing of the 9-1/2% Senior Secured Notes, the Company used $153.2 million to retire 89.3% of its 11.653% Senior Secured Notes, along with accrued and unpaid interest, $80.9 million to redeem 57.4% of its 10-7/8% Senior Secured Notes, along with accrued and unpaid interest. $4.2 million was used for expenses related to the 9-1/2% Senior Secured Notes offering as well as expenses related to the establishment of a new $80 million Credit Facility. $21.7 million from the 9-1/2% Senior Secured Notes plus $28.0 million from the $80 million Credit Facility, along with the Company's cash were used to redeem the remaining 10-7/8% Senior Secured Notes on November 6, 2003. The Company recognized a loss on the retirement of debt of $32.0 million on October 7, 2003. The loss on the retirement is comprised of premiums on the offers to purchase, the write-off of deferred issuance costs and the write-off of original issuance discount on the 10-7/8% Senior Secured Notes and 11.653% Senior Secured Notes, which amounts will be reflected in the computation of net income for the fourth quarter and for the year ended December 31, 2003.

         The 9-1/2% Senior Secured Notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year, commencing April 15, 2004. The 9-1/2% Senior Secured Notes will mature on October 15, 2010. The 9-1/2% Senior Secured Notes are secured by a pledge of substantially all of the Company's current and future assets, other than the assets of Fitzgeralds Las Vegas (which has become an unrestricted subsidiary of The Majestic Star Casino, LLC). It is anticipated that Fitzgeralds Las Vegas will be spun out to BDI promptly after Majestic Investor Holdings, the direct owner of the operating subsidiary of Fitzgeralds Las Vegas, and BDI receive approval from the Nevada Gaming Commission and the Nevada Gaming Control Board to effect such transaction. Approval is anticipated to occur in December 2003.

         Upon a Change of Control as defined in the Indenture governing the 9-1/2% Senior Secured Notes (the "9-1/2% Indenture"), the Company will be required to offer to repurchase all of the outstanding 9-1/2% Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, to the date of repurchase.

         The 9-1/2% Indenture contains covenants which, among other things, restricts the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
(iii) enter into transactions with affiliates; and (iv) sell any restricted subsidiaries' assets.

         Concurrently with the closing of the 9-1/2% Senior Secured Notes, the Company established the $80 million Credit Facility with Wells Fargo Foothill, Inc., and terminated

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80 million Credit Facility is secured by a first priority lien on substantially all of the assets of the Company except the assets of Fitzgeralds Las Vegas. Borrowings under the $80 million Credit Facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the loan and security agreement) and losses that occur from the early retirement of debt during the three-month period ended December 31, 2003. The Wells Fargo Foothill, Inc. base rate approximates the prime rate. Full payment of any outstanding balance under the $80 million Credit Facility is due upon termination of the agreement in October 2007. The credit agreement includes covenants, which among other things,
(i) require the Company to maintain, as defined in the covenants, minimum EBITDA and Interest Coverage Ratios, which increase periodically, (ii) restrict the Company's ability to incur, assume, or guarantee any indebtedness, and (iii) restrict the Company's ability to transfer or sell assets, including the equity interest of the restricted subsidiaries.

Intercreditor Agreements

         In connection with the Company entering into the $80 million Credit Facility, the trustee under the 9-1/2% Indenture (as collateral agent) entered into an intercreditor agreement with Wells Fargo Foothill, Inc., the agent under the $80 million Credit Facility. The intercreditor agreement provides for the contractual subordination of the liens on the collateral securing the 9-1/2% Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the $80 million Credit Facility.

         The intercreditor agreement, among other things, limits the trustee's rights in an event of default under the 9-1/2% Senior Secured Notes. Under the intercreditor agreement, if the 9-1/2% Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the $80 million Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the $80 million Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within up to 190 days following notice to such lenders of the occurrence of an event of default under the 9-1/2% Indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the 9-1/2% Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the $80 million Credit Facility and thereafter to the holders of the 9-1/2% Senior Secured Notes.

Old Majestic Star and Majestic Investor Holdings Notes

         At September 30, 2003, The Majestic Star Casino, LLC, had debt outstanding of $129.1 million, net of unamortized discount of $878,000, compared to debt of $128.9 million, net of unamortized discount of $1.1 million at December 31, 2002. The 10-7/8% Senior Secured Notes bore interest at a fixed rate of 10-7/8% per annum payable

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


January 1 and July 1 each year. Also, at September 30, 2003, Majestic Investor Holdings, had debt outstanding of $146.5 million, net of unamortized discount of $5.3 million compared to debt of $145.5 million, net of unamortized discount of $6.3 million at December 31, 2002. The 11.653% Senior Secured Notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. Fitzgeralds Las Vegas had debt of $135,000 for a capital lease. For the nine month period ended September 30, 2003 and September 30, 2002, the Company had interest expense of $23.9 million and $24.4 million, respectively.

         In 2002, Majestic Investor Holdings was required to pay liquidated damages related to the unregistered 11.653% Senior Secured Notes. Majestic Investor Holdings entered into a registration rights agreement that required Majestic Investor Holdings to file a registration statement with the Securities and Exchange Commission to exchange its unregistered 11.653% Senior Secured Notes with registered 11.653% Senior Secured Notes and that required such registration statement to be declared effective prior to a specified date. There were delays in filing the registration statement and such registration statement was not declared effective by such specified date, which caused Majestic Investor Holdings to pay liquidated damages of $176,000 during 2002. The registration statement for the 11.653% Senior Secured Notes was declared effective on August 8, 2002.

         During the fourth quarter 2002, Majestic Investor Holdings purchased for $759,000, plus accrued interest, its 11.653% Senior Secured Notes with a face value of $865,000. The notes, net of unamortized original issue discount, were being carried at a value of $828,000; the resulting gain was $69,000.

Old Credit Facilities

         At September 30, 2003, The Majestic Star Casino, LLC had a $20.0 million credit facility (the "Majestic Credit Facility") and Majestic Investor Holdings had a $15.0 million credit facility (the "Majestic Investor Holdings Credit Facility"). These credit facilities were replaced with the $80 million Credit Facility. There were no borrowings on the Majestic Credit Facility or the Majestic Investor Holdings Credit Facility as of September 30, 2003 and December 31, 2002.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

Gaming Regulations

         The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act ("the Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of supplies to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of proposed rules might have on the Company's operations.

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

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Effective July 1, 2003, a licensed riverboat owner who implements flexible scheduling can conduct gambling operations for up to 24 hours per day upon receiving IGC approval. Under prior IGC rules, riverboat casinos were required to close for three hours daily. The Majestic Star Casino's plan for 24-Hour Dockside Gaming was submitted to the IGC and approved. The Majestic Star Casino began operating on 24-hour basis on July 11, 2003.

         In June 2003, the Indiana legislature clarified the start date of the graduated wagering tax structure associated with the implementation of dockside gaming. Previously, the start date for the computation of cumulative adjusted gross receipts from gaming revenues ("AGR") under the graduated tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming with flexible scheduling on that date; and August 5, 2002, for three riverboat casinos that implemented dockside gaming with flexible scheduling on that date. The Indiana legislature's recent clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative AGR under the graduated tax structure starting on July 1, 2002 if they implemented dockside gaming at any point in time. In addition, the State of Indiana's position is that no credit be provided for taxes previously paid for the period July 1, 2002 through July 31, 2002 for seven riverboat casinos and July 1, 2002 through August 4, 2002 for three riverboat casinos. For these periods, the statutory tax on AGR was 22.5%. As a result of the "Retroactive Dockside Tax," the Indiana Department of Revenue has assessed an additional $2,072,000 of gaming taxes due from the Majestic Star Casino. The Majestic Star Casino has taken a charge in the three month period ended June 30, 2003 for this assessment. The $2,072,000 assessment is required to be paid in two equal installments on July 1, 2003 and July 1, 2004. All penalties and interest due from Majestic Star Casino on the "Retroactive Dockside Tax" assessments are waived as long as Majestic Star Casino pays 50% of their applicable assessments on July 1, 2003 and July 1, 2004. The Majestic Star Casino paid 50% of the $2,072,000 assessment to Indiana Department of Revenue on July 1, 2003.

         The ownership and operation of our casino gaming facilities in Nevada, Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. Pursuant to new legislation signed into law by the Governor of Nevada on July 23, 2003, the license fees on the number of gaming devices operated has been increased effective immediately, increased taxes on gross revenues became effective on August 1, 2003, and the expanded range of events covered by the casino entertainment tax became effective September 1, 2003. Fitzgeralds Las Vegas also become subject to a payroll tax based on wages paid to its employees effective October 1, 2003. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

         In addition, in Colorado a statewide ballot measure which would have allowed the installation of up to five hundred video lottery terminals at each of five designated dog and horse racetracks along Colorado's front range was rejected by the voters in Colorado on November 4, 2003.

         The Company's directors, officers, managers and key employees are required to hold individual licenses. These requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and for individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

Other Contingencies

         In September of 2000, AMB Parking, LLC, (a limited liability company indirectly owned by Don. H. Barden, Chairman and CEO of The Majestic Star Casino, LLC) and Trump Indiana, Inc. (the "Joint Venture Partner") entered into an Operating Agreement to form Buffington Harbor Parking Associates, LLC ("BHPA"). The limited liability company was formed for the purpose of acquiring land, and constructing and operating a 2,000 space-parking garage which is leased to Majestic Star and the Joint Venture Partner. The Majestic Star Casino and the Joint Venture Partner have each entered into parallel operating lease agreements with BHPA, each having a term until December 31, 2018. The rent payable under both leases is intended to service the additional debt incurred by BHPA. Majestic Star Casino is recognizing $9,462,815 of advances made at the inception of the lease as prepaid lease expense. Majestic Star Casino, LLC is amortizing its prepaid lease over the term of the operating lease agreement. The lease agreement calls for the Majestic Star Casino, LLC and the Joint Venture Partner to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment.

         Majestic Investor Holdings received assessments of additional amounts due related to insurance premiums paid for the period December 6, 2001 through December 6, 2002. The premiums, totaling $160,000, related to an audit by the insurance carrier of Majestic Investor Holdings' workers compensation and general liability plans. Majestic Investor Holdings has settled with the insurance carrier for $90,000 and has recorded the liability.

         On August 28, 2003, Majestic Star Casino and the Seafarers Entertainment & Allied Trades Union signed a collective bargaining agreement that will expire in four years and calls for annual salary adjustments of approximately 3.5% over the course of the agreement.

                         THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.  SEGMENT INFORMATION

         The Majestic Star Casino, LLC either directly or indirectly through a wholly subsidiary owns and operates four properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties").

         The Company identifies its business in four segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (except in Gary, Indiana and Black Hawk, Colorado) and food and beverage.

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in The Majestic Star Casino, LLC's and Majestic Investor Holdings' respective Annual Reports on Form 10-K for the year ended December 31, 2002. There are minimal inter-segment sales. Corporate costs are allocated to the business segments through management fees from Majestic Star Casino (with respect to the casino in Gary) and from Majestic Investor Holdings (with respect to the Fitzgeralds properties). These fees are reflected in "General and Administrative" expenses.

         A summary of the Properties' operations by business segment as of and for the three and nine months ended September 30, 2003 and 2002 is presented below:

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                    For the Three Months          For the Nine Months
                                                    Ended September 30,           Ended September 30,
                                                     2003          2002           2003           2002
                                                   --------      --------       ---------      ---------
                                                                     (in thousands)
Net revenues:
    Majestic Star Casino                           $ 35,135      $ 36,534       $ 105,362      $ 100,686
    Fitzgeralds Tunica                               22,497        24,273          68,150         72,194
    Fitzgeralds Black Hawk                            8,829         9,724          25,279         26,998
    Fitzgeralds Las Vegas                            11,859        11,579          36,204         36,627
                                                   --------      --------       ---------      ---------
Total                                              $ 78,320      $ 82,110       $ 234,995      $ 236,505
                                                   ========      ========       =========      =========
Operating income (loss):
    Majestic Star Casino                           $  4,176      $  4,850       $  12,851      $  14,210
    Fitzgeralds Tunica                                2,610         3,867          10,049         11,806
    Fitzgeralds Black Hawk                            2,165         2,264           4,956          5,052
    Fitzgeralds Las Vegas                            (1,413)         (922)         (1,503)        (1,341)
    Unallocated and other (1)                          (869)         (666)         (2,223)        (2,074)
                                                   --------      --------       ---------      ---------
Total                                              $  6,669      $  9,393       $  24,130      $  27,653
                                                   ========      ========       =========      =========
Segment depreciation and amortization:
    Majestic Star Casino                           $  1,389      $  1,729       $   4,197      $   5,086
    Fitzgeralds Tunica                                1,989         1,866           5,823          5,481
    Fitzgeralds Black Hawk                              438           364           1,261          1,091
    Fitzgeralds Las Vegas                               721           938           2,095          2,203
    Unallocated and other (1)                           666           658           1,997          1,930
                                                   --------      --------       ---------      ---------
Total                                              $  5,203      $  5,555       $  15,373      $  15,791
                                                   ========      ========       =========      =========
Expenditure for additions to long-lived assets:
    Majestic Star Casino                           $  2,650      $    772       $   4,986      $   4,276
    Fitzgeralds Tunica                                  953           324           2,749          1,820
    Fitzgeralds Black Hawk                              749           524           1,521            963
    Fitzgeralds Las Vegas                               738           335           1,658          1,136
                                                   --------      --------       ---------      ---------
Total                                              $  5,090      $  1,955       $  10,914      $   8,195
                                                   ========      ========       =========      =========
Segment assets:
    Majestic Star Casino                                                        $ 119,691
    Fitzgeralds Tunica                                                             83,712
    Fitzgeralds Black Hawk                                                         30,629
    Fitzgeralds Las Vegas                                                          37,326
    Unallocated and other (1)                                                     122,226
                                                                                ---------
    Total                                                                         393,584
    Less: Intercompany                                                           (112,954)
                                                                                ---------
Total                                                                             280,630
                                                                                =========

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

NOTE 10.  RELATED PARTY TRANSACTIONS

         On March 13, 2003, Majestic Star Casino purchased for $1,017,000, net of prorated taxes plus closing costs, a building and approximately 50 acres of land, adjacent to the Buffington Harbor gaming complex from an affiliated company. The amounts were recorded in the Company's property and equipment accounts at $406,000 for the land and $111,000 for the building, which was the carrying value recorded on the affiliate's balance sheet. The remaining consideration paid in excess of the seller's basis

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

in the amount of $560,000 was recorded as an adjustment to member's equity. The purchase price was based on an independent third-party appraisal.

         During the nine months ended September 30, 2003, Majestic Star Casino made distributions totaling $1,016,000, to BDI, under a LLC Manager Agreement related to the fourth quarter of 2002 and the six months ended June 30, 2003.

         During the nine months ended September 30, 2003, Majestic Investor Holdings made distributions totaling $2,594,000, to BDI, under a LLC Manager Agreement related to the fourth quarter of 2002 and the six months ended June 30, 2003.

         In December 2001, Majestic Star Casino made a $300,000 employee loan to Mr. Barden. This loan bore interest at a rate of 7% per annum and was due and payable in full on December 12, 2002. On March 17, 2003, $216,000 was paid on the note. The balance of $84,000 in principal and $29,000 in interest was paid on April 23, 2003.

         On January 31, 2002, Majestic Star Casino made a $200,000 employee loan to Mr. Kelly. On March 17, 2003, Mr. Kelly paid $67,000 in accordance with the loan agreement. This loan bears no interest and is due and payable in full on January 31, 2005.

         In December 2001, Majestic Investor Holdings issued a $700,000 note to BDI. The note bore interest at a rate of 7% annum. The principal and accrued but unpaid interest was due and payable in full on December 12, 2002. The principal and accrued interest was paid on March 17, 2003.

         In April 2003, Majestic Star Casino, as authorized by the Majestic Indenture, made a distribution of $710,000 to BDI for income taxes. The calculation for the distribution was based on the Majestic Star Casino's net income during the three-month period ended March 31, 2003.

         In April 2003, Majestic Investor Holdings, as authorized by the Majestic Investor Holdings Indenture, made a distribution of $338,000 to BDI for income taxes. The calculation for the distribution was based on Majestic Investor Holdings' net income during the three-month period ended March 31, 2003.

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The proceeds from the issuance of the 9-1/2% Senior Secured Notes and approximately $28.0 million of the $80 million Credit Facility were used to retire all of the 10-7/8% Senior Secured Notes and substantially all of the 11.653% Senior Secured Notes. Under the Indenture for the 9-1/2% Senior Secured Notes and the Loan and Security Agreement for the $80 million Credit Facility, Fitzgeralds Tunica and Fitzgeralds Black Hawk remain as guarantors; however, Fitzgeralds Las Vegas is now an unrestricted subsidiary of the Company and a non-guarantor under the 9-1/2% Senior Secured Notes and $80.0 million Credit Facility. It is anticipated that Fitzgeralds Las Vegas will be spun out to BDI promptly after Majestic Investor Holdings, the direct owner

                          THE MAJESTIC STAR CASINO, LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of the operating subsidiary of Fitzgeralds Las Vegas, and BDI receive approval from the Nevada Gaming Control Board and the Nevada Gaming Commission. Approval is anticipated to occur in December 2003.

         The 10-7/8% Senior Secured Notes were secured by substantially all of the assets of the Majestic Star Casino, but not the assets of Majestic Investor Holdings and its wholly-owned subsidiaries which include the three Fitzgeralds' casino properties.

         The 11.653% Senior Secured Notes were unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of Majestic Investor Holdings. The guarantees ranked senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries. As explained in Note 7 to the Notes to Consolidated Financial Statements, these guarantees were terminated after September 30, 2003, in connection with a consent solicitation.

         The following condensed consolidating information presents condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 and condensed consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002, and condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002, for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. and the guarantor subsidiaries and eliminating entries necessary to consolidate such entities.

NOTE. 11 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2003


                                                  The
                                                Majestic
                                                  Star      Majestic     Majestic
                                 The Majestic    Casino     Investor     Investor
                                 Star Casino,   Capital     Holdings,     Capital  Guarantor       Eliminating           Total
                                      LLC        Corp.         LLC         Corp.   Subsidiaries       Entries       Consolidated
                                 ------------- ---------  ------------- --------- -------------   ---------------   -------------
ASSETS
Current Assets:
    Cash and cash equivalents    $  15,404,525 $       -  $   7,107,027 $     -   $  12,744,756   $            -    $  35,256,308
    Restricted cash                          -         -        500,000       -               -                -          500,000
    Accounts receivable, net         1,129,231         -          1,208       -       1,287,396                -        2,417,835
    Inventories                         71,470         -              -       -         942,599                -        1,014,069
    Prepaid expenses and
      other current assets           1,841,768         -         59,325       -       1,578,828                -        3,479,921
    Receivable from
      related party                    261,462         -        248,286       -           4,321         (514,069)(a)            -
    Notes receivable from
      related party                    133,000         -              -       -               -                -          133,000
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------
      Total current assets          18,841,456         -      7,915,846       -      16,557,900         (514,069)      42,801,133
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------

Property, equipment and
    improvements, net               48,982,593         -              -       -     115,221,758                -      164,204,351
Intangible assets, net                       -         -      5,200,000       -      11,295,496                -       16,495,496
Goodwill                                     -         -              -       -       5,922,398                -        5,922,398
Investment in Buffington
    Harbor Riverboats, LLC          30,249,856         -              -       -               -                -       30,249,856
Other assets:
    Deferred financing
      costs, net                     2,281,770         -      5,671,049       -               -                -        7,952,819
    Restricted cash                          -         -              -       -       1,000,000                -        1,000,000
    Due from related
      parties                                -         -    103,439,586       -               -     (103,439,586)(a)            -
    Other assets                    10,334,588         -              -       -       1,669,150                -       12,003,738
    Investment in
      subsidiaries                   3,178,822         -     33,474,451       -               -      (36,653,273)(b)            -
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------
                                                                                   .
      Total Assets               $ 113,869,085  $      -  $ 155,700,932  $    -   $ 151,666,702   $ (140,606,928)   $ 280,629,791
                                 ============= ========== ============= ========  =============   ===============   =============

LIABILITIES AND MEMBER'S
    EQUITY (DEFICIT)
Current Liabilities:
    Current maturities
      of long-term debt          $           - $       -  $           - $     -   $      83,083   $            -    $      83,083
    Accounts payable                 2,454,269         -              -       -       1,781,238                -        4,235,507
    Other accrued
      liabilities:
      Payroll and related            2,104,769         -              -       -       4,721,979                -        6,826,748
      Interest                       3,534,481         -      5,895,136       -               -                -        9,429,617
      Progressive jackpot              663,718         -              -       -       2,352,707                -        3,016,425
      Slot club liabilities                  -         -              -       -         863,428                -          863,428
      Other accrued
        liabilities                  5,303,020         -        144,340       -       4,898,177         (514,069)(a)    9,831,468
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------
      Total current
        liabilities                 14,060,257         -      6,039,476       -      14,700,612         (514,069)      34,286,276
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------

Due from related parties                     -         -              -       -     103,439,586     (103,439,586)(a)            -
Long-term debt, net of
    current maturities             129,122,129         -    146,482,634       -          52,053                -      275,656,816
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------

      Total Liabilities            143,182,386         -    152,522,110       -     118,192,251     (103,953,655)     309,943,092

    Member's Equity (Deficit):     (29,313,301)        -      3,178,822       -      33,474,451      (36,653,273)(b)  (29,313,301)
                                 ------------- ---------- ------------- --------  -------------   ---------------   -------------

      Total Liabilities
         and Member's Equity
         (Deficit)               $ 113,869,085 $       -  $ 155,700,932 $     -   $ 151,666,702   $ (140,606,928)   $ 280,629,791
                                 ============= ========== ============= ========  =============   ===============   =============

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002

                                                    The
                                                  Majestic
                                                    Star     Majestic      Majestic
                                 The Majestic      Casino    Investor      Investor
                                 Star Casino,     Capital    Holdings,      Capital    Guarantor     Eliminating          Total
                                      LLC          Corp.        LLC          Corp.   Subsidiaries      Entries         Consolidated
                                 -------------   --------- -------------  --------- -------------   --------------    -------------
ASSETS
Current Assets:
    Cash and cash equivalents    $   8,564,057   $       - $  1,007,660   $      -   $ 14,976,164    $           -     $ 24,547,881
    Restricted cash                          -           -      250,000          -              -                -          250,000
    Accounts receivable, net         1,233,543           -       52,695          -      1,188,488                -        2,474,726
    Inventories                         53,360           -            -          -        929,126                -          982,486
    Prepaid expenses and
      other current assets           1,455,121           -      125,620          -      1,558,248                -        3,138,989
    Receivable from related
      party                            323,359           -    4,748,371          -         17,430       (5,089,160)(a)            -
    Note receivable from
      related party                    500,000           -      700,000          -              -                -        1,200,000
                                 -------------   --------- ------------   --------   ------------   --------------     ------------
      Total current assets          12,129,440           -    6,884,346          -     18,669,456       (5,089,160)      32,594,082
                                 -------------   --------- ------------   --------   ------------   --------------     ------------

Property, equipment and
    improvements, net               47,511,652           -            -          -    117,297,506                -      164,809,158
Intangible assets, net                       -           -    5,200,000          -     12,491,746                -       17,691,746
Goodwill                                     -           -            -          -      5,922,398                -        5,922,398
Investment in Buffington
    Harbor Riverboats, LLC          31,833,311           -            -          -              -                -       31,833,311
Other assets:
    Deferred financing costs,
      net                            2,657,165           -    6,714,902          -              -                -        9,372,067
    Restricted cash                          -           -            -          -      1,000,000                -        1,000,000
    Due from related parties                 -           -  116,816,043          -              -     (116,816,043)(a)            -
    Other assets                    10,962,753           -            -          -      1,624,359                        12,587,112
    Investment in subsidiaries       8,082,405           -   19,959,009          -              -      (28,041,414)(b)            -
                                 -------------   --------- ------------   --------   ------------   --------------     ------------

      Total Assets               $ 113,176,726   $       - $155,574,300   $      -   $157,005,465   $ (149,946,617)    $275,809,874
                                 =============   ========= ============   ========   ============   ==============     ============

LIABILITIES AND MEMBER'S EQUITY
    (DEFICIT)
Current Liabilities:
    Current maturities of
      long-term debt             $           -   $       - $          -   $      -   $    134,084    $           -     $    134,084
    Accounts payable                 1,911,929           -            -          -      2,136,369                -        4,048,298
    Other accrued liabilities:
      Payroll and related            1,707,240           -            -          -      5,949,275                -        7,656,515
      Interest                               -           -    1,473,785          -              -                -        1,473,785
      Progressive jackpot              713,083           -            -          -      2,476,543                -        3,189,626
      Slot club liabilities                  -           -            -          -        738,559                -          738,559
      Other accrued liabilities      4,139,265           -      486,662          -      3,914,716         (323,359)(a)    8,217,284
                                 -------------   --------- ------------   --------   ------------   --------------     ------------
      Total current liabilities      8,471,517           -    1,960,447          -     15,349,546         (323,359)      25,458,151
                                 -------------   --------- ------------   --------   ------------   --------------     ------------

Due to related parties                       -           -           -           -    121,581,844     (121,581,844)(a)            -
Long-term debt, net of current
    maturities                     128,879,771           -  145,531,448          -        115,066                -      274,526,285
                                 -------------   --------- ------------   --------   ------------   --------------     ------------

      Total Liabilities            137,351,288           -  147,491,895          -    137,046,456     (121,905,203)     299,984,436

    Member's Equity (Deficit):     (24,174,562)          -    8,082,405          -     19,959,009      (28,041,414)(b)  (24,174,562)
                                 -------------   --------- ------------   --------   ------------   --------------     ------------

      Total Liabilities and
         Member's Equity
         (Deficit)               $ 113,176,726   $       - $155,574,300   $      -   $157,005,465    $(149,946,617)    $275,809,874
                                 =============   ========= ============   ========   ============   ==============     ============

(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS
    ENDED SEPTEMBER 30, 2003

                                                 The
                                               Majestic
                                                 Star      Majestic      Majestic
                              The Majestic      Casino     Investor      Investor
                              Star Casino,     Capital     Holdings,      Capital    Guarantor     Eliminating         Total
                                   LLC          Corp.         LLC          Corp.   Subsidiaries      Entries        Consolidated
                              --------------  ---------   ------------  ---------  --------------  -------------    -------------
REVENUES:
    Casino                    $  34,533,303   $       -   $         -   $      -    $ 39,000,341   $          -     $ 73,533,644
    Rooms                                 -           -             -          -       3,862,888              -        3,862,888
    Food and beverage               362,514           -             -          -       5,079,902              -        5,442,416
    Other                           523,958           -             -          -         869,979              -        1,393,937
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------
      Gross revenues             35,419,775           -             -          -      48,813,110              -       84,232,885
    Less promotional
      allowances                    284,693           -             -          -       5,628,227              -        5,912,920
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------
      Net revenues               35,135,082           -             -          -      43,184,883              -       78,319,965
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------

COSTS AND EXPENSES:
    Casino                        9,215,369           -             -          -      16,505,516              -       25,720,885
    Rooms                                 -           -             -          -       1,695,808              -        1,695,808
    Food and beverage               392,561           -             -          -       2,507,713              -        2,900,274
    Other                                 -           -             -          -         533,985              -          533,985
    Gaming taxes                  9,623,655           -             -          -       4,628,311              -       14,251,966
    Advertising and promotion     1,835,473           -             -          -       3,311,241              -        5,146,714
    General and administrative    6,873,678           -       202,516          -       7,492,588              -       14,568,782
    Economic incentive -
      City of Gary                1,035,573           -             -          -               -              -        1,035,573
    Depreciation and
      amortization                1,388,381           -       665,819          -       3,148,361              -        5,202,561
    Loss on investment in
      Buffington Harbor
      Riverboats, L.L.C.            594,718           -             -          -               -              -          594,718
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------
      Total costs and expenses   30,959,408           -       868,335          -      39,823,523              -       71,651,266
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------

      Operating income (loss)     4,175,674           -      (868,335)         -       3,361,360              -        6,668,699
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------

OTHER INCOME (EXPENSE):
    Interest income                  12,715           -         3,645          -           2,398              -           18,758
    Interest expense             (3,534,893)          -    (4,421,376)         -          (5,117)             -       (7,961,386)
    Loss on sale of assets                -           -             -          -          (4,671)             -           (4,671)
    Other non-operating
      expense                       (37,766)          -        (9,582)         -               -              -          (47,348)
    Equity in net income
      (loss) of subsidiaries     (1,941,678)          -     3,353,970          -               -     (1,412,292)(a)            -
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------
      Total other (expense)
        income                   (5,501,622)          -    (1,073,343)         -          (7,390)    (1,412,292)      (7,994,647)
                              --------------  ----------  ------------  ---------  --------------  -------------    -------------

      Net income (loss)       $  (1,325,948)  $       -   $(1,941,678)  $      -     $ 3,353,970   $ (1,412,292)    $ (1,325,948)
                              =============   ==========  ============  =========  ==============  =============    =============

(a)  To eliminate equity in net income (loss) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS
    ENDED SEPTEMBER 30, 2002

                                                   The
                                                 Majestic
                                                   Star      Majestic      Majestic
                                 The Majestic     Casino     Investor      Investor
                                 Star Casino,    Capital     Holdings,      Capital     Guarantor     Eliminating         Total
                                      LLC         Corp.         LLC          Corp.     Subsidiaries     Entries        Consolidated
                                 -------------- ---------   ------------- ---------    -------------  -------------    -------------
REVENUES:
    Casino                         $35,847,438   $       -   $         -   $       -    $41,842,819    $         -      $77,690,257
    Rooms                                    -           -             -           -      3,809,375              -        3,809,375
    Food and beverage                  404,204           -             -           -      4,681,423              -        5,085,627
    Other                              501,110           -             -           -      1,027,702              -        1,528,812
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------
      Gross revenues                36,752,752           -             -           -     51,361,319              -       88,114,071
    Less promotional
      allowances                       219,143           -             -           -      5,784,991              -        6,004,134
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------
      Net revenues                  36,533,609           -             -           -     45,576,328              -       82,109,937
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------

COSTS AND EXPENSES:
    Casino                           9,842,101           -             -           -     17,500,235              -       27,342,336
    Rooms                                    -           -             -           -      1,717,113              -        1,717,113
    Food and beverage                  440,966           -             -           -      2,604,410              -        3,045,376
    Other                                    -           -             -           -        396,134              -          396,134
    Gaming taxes                     8,927,379           -             -           -      4,981,141              -       13,908,520
    Advertising and promotion        2,189,136           -             -           -      2,827,045              -        5,016,181
    General and administrative       6,882,000           -         8,175           -      7,173,272              -       14,063,447
    Economic Incentive -
      City of Gary                   1,072,350           -             -           -              -              -        1,072,350
    Depreciation and
      amortization                   1,730,004           -       657,668           -      3,167,672              -        5,555,344
    Loss on investment in
      Buffington Harbor
      Riverboats, L.L.C.               600,301           -             -           -              -              -          600,301
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------
      Total costs and expenses      31,684,237           -       665,843           -     40,367,022              -       72,717,102
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------

      Operating income (loss)        4,849,372           -      (665,843)          -      5,209,306              -        9,392,835
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------

OTHER INCOME (EXPENSE):
    Interest income                     23,992           -        19,190           -         14,030              -           57,212
    Interest expense                (3,608,999)          -    (4,454,389)          -         (8,574)             -       (8,071,962)
    Loss on sale of assets                   -           -             -           -         (9,889)             -           (9,889)
    Other non-operating expenses       (38,593)          -       (10,931)          -              -              -          (49,524)
    Equity in net income (loss)
      of subsidiaries                   92,900           -     5,204,873           -              -     (5,297,773)(a)            -
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------
      Total other expense           (3,530,700)          -       758,743           -         (4,433)    (5,297,773)      (8,074,163)
                                 -------------- ----------- ------------- -----------  -------------  -------------    -------------

    Net income (loss)              $ 1,318,672   $       -   $    92,900   $       -    $ 5,204,873    $(5,297,773)     $ 1,318,672
                                 ============== =========== ============= ===========  =============  =============    =============

(a)  To eliminate equity in net income of subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 2003

                                                 The
                                               Majestic
                                                 Star     Majestic        Majestic
                               The Majestic     Casino    Investor        Investor
                               Star Casino,    Capital    Holdings,        Capital   Guarantor       Eliminating         Total
                                   LLC          Corp.        LLC            Corp.   Subsidiaries       Entries        Consolidated
                               -------------- ---------  -------------   ---------  -------------   -------------    --------------
REVENUES:
    Casino                     $ 103,464,268   $      -  $          -     $      -  $ 117,977,522   $          -      $221,441,790
    Rooms                                  -          -             -            -    11,246,586               -        11,246,586
    Food and beverage              1,097,999          -             -            -    14,695,689               -        15,793,688
    Other                          1,723,907          -             -            -     2,503,455               -         4,227,362
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------
      Gross revenues             106,286,174          -             -            -   146,423,252               -       252,709,426
    Less promotional allowances      924,219          -             -            -    16,789,768               -        17,713,987
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------
      Net revenues               105,361,955          -             -            -   129,633,484               -       234,995,439
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------

COSTS AND EXPENSES:
    Casino                        27,149,303          -             -            -    48,676,222               -        75,825,525
    Rooms                                  -          -             -            -     4,882,991               -         4,882,991
    Food and beverage              1,196,149          -             -            -     7,570,063               -         8,766,212
    Other                                  -          -             -            -     1,354,042               -         1,354,042
    Gaming taxes                  30,792,182          -             -            -    13,662,931               -        44,455,113
    Advertising and promotion      5,038,353          -             -            -     9,855,194               -        14,893,547
    General and administrative    19,237,130          -       225,203            -    20,951,949               -        40,414,282
    Economic incentive -
      City of Gary                 3,106,984          -             -            -             -               -         3,106,984
    Depreciation and
      amortization                 4,196,373          -     1,997,376            -     9,178,818               -        15,372,567
    Loss on investment in
      Buffington Harbor
      Riverboats, L.L.C.           1,794,608          -             -            -             -               -         1,794,608
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------
      Total costs and
        expenses                  92,511,082          -     2,222,579            -   116,132,210               -       210,865,871
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------

      Operating income
        (loss)                    12,850,873          -    (2,222,579)           -    13,501,274               -        24,129,568
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------

OTHER INCOME (EXPENSE):
    Interest income                   42,807          -        28,916            -        11,272               -            82,995
    Interest expense             (10,603,782)         -   (13,264,175)           -       (17,403)              -       (23,885,360)
    (Loss) gain on sale of
      assets                        (125,919)         -             -            -        20,290               -          (105,629)
    Other non-operating
      expense                       (113,320)         -       (28,482)           -             -               -          (141,802)
    Equity in net income
      (loss) of subsidiaries      (1,970,887)         -    13,515,433            -             -     (11,544,546)(a)             -
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------
      Total other income
        (expense)                (12,771,101)         -       251,692            -        14,159     (11,544,546)      (24,049,796)
                               -------------- ---------- -------------   ---------- -------------   -------------    --------------

      Net income (loss)        $      79,772   $      -  $ (1,970,887)    $      -  $ 13,515,433    $(11,544,546 )    $     79,772
                               ============== ========== =============   ========== =============   =============    ==============


(a)  To eliminate equity in net income (loss) of subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 2002

                                                   The
                                                 Majestic
                                                   Star    Majestic      Majestic
                                The Majestic      Casino   Investor      Investor
                                Star Casino,     Capital   Holdings,      Capital   Guarantor       Eliminating       Consolidated
                                    LLC           Corp.       LLC          Corp.   Subsidiaries       Entries            Total
                                -------------   --------- ------------  ---------  -------------   --------------    ---------------
REVENUES:
    Casino                      $ 98,626,635    $      -  $         -    $      -  $124,623,911     $          -      $ 223,250,546
    Rooms                                  -           -            -           -    11,836,761                -         11,836,761
    Food and beverage              1,239,364           -            -           -    14,127,355                -         15,366,719
    Other                          1,446,292           -            -           -     2,893,704                -          4,339,996
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------
      Gross revenues             101,312,291           -            -           -   153,481,731                -        254,794,022
    Less promotional allowances      626,152           -            -           -    17,662,744                -         18,288,896
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------
      Net revenues               100,686,139           -            -           -   135,818,987                -        236,505,126
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------

COSTS AND EXPENSES:
    Casino                        25,275,831           -            -           -    52,501,936                -         77,777,767
    Rooms                                  -           -            -           -     4,975,786                -          4,975,786
    Food and beverage              1,311,440           -            -           -     7,781,206                -          9,092,646
    Other                                  -           -            -           -     1,171,389                -          1,171,389
    Gaming taxes                  26,153,991           -            -           -    14,779,969                -         40,933,960
    Advertising and promotion      5,112,461           -            -           -     9,777,719                -         14,890,180
    General and administrative    18,770,847           -       19,878           -    20,538,102                -         39,328,827
    Economic Incentive -
      City of Gary                 2,959,492           -            -           -             -                -          2,959,492
    Depreciation and
      amortization                 5,085,779           -    1,930,193           -     8,775,312                -         15,791,284
    Loss on investment in
      Buffington Harbor
      Riverboats, L.L.C.           1,806,379           -            -           -             -                -          1,806,379
    Pre-opening expenses                   -           -      124,269           -             -                -            124,269
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------
      Total costs and expenses    86,476,220           -    2,074,340           -   120,301,419                -        208,851,979
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------

      Operating income (loss)     14,209,919           -   (2,074,340)          -    15,517,568                -         27,653,147
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------

OTHER INCOME (EXPENSE):
    Interest income                   40,158           -       53,988           -        41,036                -            135,182
    Interest expense             (10,784,602)          -  (13,546,708)          -       (25,113)               -        (24,356,423)
    Gain/(loss) on sale of
      assets                           8,850           -            -           -        (9,311)               -               (461)
    Other non-operating
      expenses                      (103,509)          -      (38,306)          -             -                -           (141,815)
    Equity in net income
      (loss) of subsidiaries         (81,186)          -   15,524,180           -             -      (15,442,994)(a)              -
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------
      Total other income
        (expense)                (10,920,289)          -    1,993,154           -         6,612      (15,442,994)       (24,363,517)
                                -------------  ---------- ------------  ---------- -------------   --------------    ---------------

    Net income (loss)            $ 3,289,630    $      -  $   (81,186)   $      -  $ 15,524,180     $(15,442,994)     $   3,289,630
                                =============  ========== ============  ========== =============   ==============    ===============

(a)  To eliminate equity in net income (loss) of subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 2003

                                                         The
                                                       Majestic
                                                         Star     Majestic      Majestic
                                        The Majestic    Casino    Investor      Investor
                                        Star Casino,   Capital    Holdings,      Capital    Guarantor     Eliminating   Consolidated
                                            LLC         Corp.        LLC          Corp.    Subsidiaries    Entries         Total
                                        ------------- ---------  ------------  ---------  -------------  -----------  --------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:                $14,037,416  $       -  $ (9,415,600) $       -   $21,769,136   $       -    $  26,390,952
                                        ------------- ---------- ------------  ---------- -------------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                    -          -     (250,000)          -             -            -        (250,000)
    Acquisition of property and
      equipment                           (4,986,306)         -            -           -    (5,927,999)           -     (10,914,305)
    Appreciated value of purchase
      of land from a related party          (559,806)         -            -           -             -            -        (559,806)
    Decrease in prepaid leases and
      deposits                               108,500          -            -           -             -            -         108,500
    Investment in Buffington Harbor
      Riverboats, L.L.C.                    (211,138)         -            -           -             -            -        (211,138)
    Proceeds from sale of equipment           14,750          -            -           -        41,469            -          56,219
                                        ------------- ---------- ------------  ---------- -------------  -----------  --------------
      Net cash used in investing
        activities                        (5,634,000)         -     (250,000)          -    (5,886,530)           -     (11,770,530)
                                        ------------- ---------- ------------  ---------- -------------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance cost for the 9-1/2% senior
      secured notes                         (203,939)         -       (2,337)          -             -            -        (206,276)
    Proceeds from notes receivables
      affiliates                             367,000          -   18,700,000           -   (18,000,000)           -       1,067,000
    Repayment of long term debt                    -          -            -           -      (114,014)           -        (114,014)
    Distribution to Barden Development,
      Inc.                                (1,726,009)         -   (2,932,696)          -             -            -      (4,658,705)
                                        ------------- ---------- ------------  ---------- -------------  -----------  --------------
      Net cash provided by (used in)
        financing activities              (1,562,948)         -   15,764,967           -   (18,114,014)           -      (3,911,995)
                                        ------------- ---------- ------------  ---------- -------------  -----------  --------------

Net increase (decrease) in cash and
    cash equivalents                       6,840,468          -    6,099,367           -    (2,231,408)           -      10,708,427

Cash and cash equivalents, beginning
    of period                              8,564,057          -    1,007,660           -    14,976,164            -      24,547,881
                                        ------------- ---------- ------------  ---------- -------------  -----------  --------------

Cash and cash equivalents, end of
  period                                 $15,404,525  $       -   $7,107,027   $       -   $12,744,756   $        -    $ 35,256,308
                                        ============= ========== ============  ========== =============  ===========  ==============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 2002

                                                   The
                                                 Majestic
                                                   Star      Majestic       Majestic
                                 The Majestic     Casino     Investor       Investor
                                 Star Casino,    Capital     Holdings,       Capital   Guarantor     Eliminating      Consolidated
                                 LLC              Corp.         LLC           Corp.   Subsidiaries     Entries           Total
                                 -------------  ---------  --------------  ---------  -------------  ------------     -------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:         $ 7,308,679   $       -   $(10,568,902)  $       -  $ 22,405,364    $3,045,497  (a)  $22,190,638
                                 -------------  ---------- --------------  ---------- -------------  ------------     -------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Acquisition related costs               -           -       (986,158)          -             -             -          (986,158)
    Proceeds from seller for
      purchase price adjustment             -           -      3,800,000           -             -             -         3,800,000
    Acquisition of property
      and equipment                (4,276,313)          -              -           -    (3,918,301)            -        (8,194,614)
    Decrease in prepaid leases
      and deposits                    428,005           -              -           -             -             -           428,005
    Investment in Buffington
      Harbor Riverboats, L.L.C.       (40,455)          -              -           -             -             -           (40,455)
    Proceeds from sale of
      equipment                         8,850           -              -           -        43,867             -            52,717
                                 -------------  ---------- --------------  ---------- -------------  ------------     -------------
      Net cash provided by
        (used in) investing
        activities                 (3,879,913)          -      2,813,842           -    (3,874,434)            -        (4,940,505)
                                 -------------  ---------- --------------  ---------- -------------  ------------     -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Issuance cost for the 11.653%
       senior secured notes                 -           -     (1,410,945)          -             -             -        (1,410,945)
    Proceeds from line of credit            -           -      2,500,000           -             -             -         2,500,000
    Repayment of line of credit             -           -     (9,000,000)          -             -             -        (9,000,000)
    Proceeds from notes
       receivables affiliates               -           -     23,320,991           -   (20,275,494)   (3,045,497) (a)            -
    Repayment of long term debt             -           -              -           -      (104,808)            -          (104,808)
    Distribution to Barden
       Development, Inc.             (976,152)          -     (1,844,206)          -             -             -        (2,820,358)
                                 -------------  ---------- --------------  ---------- -------------  ------------     -------------
      Net cash provided by
        (used in) financing
        activities                   (976,152)          -     13,565,840           -   (20,380,302)   (3,045,497)      (10,836,111)
                                 -------------  ---------- --------------  ---------- -------------  ------------     -------------

Net increase (decrease) in
    cash and cash equivalents       2,452,614           -      5,810,780           -    (1,849,372)            -         6,414,022

Cash and cash equivalents,
    beginning of period             8,220,476           -        498,363           -    17,206,452             -        25,925,291
                                 -------------  ---------- --------------  ---------- -------------  ------------     -------------
                                                                                                 -
Cash and cash equivalents,
  end of period                  $ 10,673,090   $       -    $ 6,309,143   $       -  $ 15,357,080   $         -       $32,339,313
                                 =============  ========== ==============  ========== =============  ============     =============


(a) To eliminate intercompany receivables and payables.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT OF FORWARD-LOOKING INFORMATION

         This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes", "would", "may", "likely", "continue", "predict", "project", "anticipates", "estimates", "plans", "intends", "expects", "will" or "could" and other similar words used in The Majestic Star Casino, LLC's and Majestic Investor Holdings' reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the risk of the Joint Venture Partner not making its lease payments when due in connection with the parking facility at the Gary property; the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, and gaming devices; admission taxes; finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key employees; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; adverse results of significant litigation matters; non-renewal of the Company's gaming license from the appropriate regulatory authorities; and continuing effects of terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

         For more information on these and other factors, see The Majestic Star Casino, LLC's and Majestic Investor Holdings' most recently filed Forms 10-K. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Majestic Star Casino, LLC undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 1.

General

         The Majestic Star Casino, LLC and its direct and indirect subsidiaries, is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana (the "Majestic Star Casino") and through its wholly owned subsidiary, Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings") owns three Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado (casino only) ("Fitzgeralds Black Hawk"), and Las Vegas, Nevada ("Fitzgeralds Las Vegas").

         The Majestic Star Casino Capital Corp., a wholly owned subsidiary of the Majestic Star Casino, LLC, was originally formed for the purpose of facilitating The Majestic Star Casino, LLC's $130 million 10-7/8% Senior Secured Notes due 2006 (the "10-7/8% Senior Secured Notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Majestic Investor Holdings, was formed specifically to facilitate the offering of the Majestic Investor Holding's $152.6 million 11.653% Senior Secured Notes due 2007 (the "11.653% Senior Secured Notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. All of the 10-7/8% Senior Secured Notes and $135.5 million of the 11.653% Senior Secured Notes have been redeemed or retired. Please see our discussion below and in Note 7 to the Notes to Consolidated Financial Statements for more information about the issuance of the 9-1/2% Senior Secured Notes and the establishment of the $80.0 million Credit Facility.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company" refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

         On August 26, 2003, The Majestic Star Casino, LLC and Majestic Investor Holdings, commenced cash tender offers and consent solicitations for Majestic Star's 10-7/8% Senior Secured Notes and Majestic Investor Holdings' 11.653% Senior Secured Notes, respectively, in connection with a refinancing transaction of such notes. On October 7, 2003, The Majestic Star Casino, LLC and its restricted subsidiary, the Majestic Star Casino Capital Corp., issued $260.0 million of 9-1/2% Senior Secured Notes due 2010 (the "9-1/2% Senior Secured Notes") and entered into a new $80.0 million credit facility (the "$80 million Credit Facility") with Wells Fargo Foothill, Inc. The proceeds from the issuance of the 9-1/2% Senior Secured Notes and approximately $28.0 million of the $80 million Credit Facility were used to retire all of the 10-7/8% Senior Secured Notes and substantially all of the 11.653% Senior Secured Notes. As part of the refinancing, the operating subsidiaries of Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantors under both the 9-1/2% Senior Secured Notes and the $80 million Credit Facility; however, the operating subsidiary of Fitzgeralds Las Vegas is now an unrestricted subsidiary of the Company. It is anticipated that Fitzgeralds Las Vegas will be spun out to Barden Development, Inc. ("BDI") promptly after Majestic Investor Holdings, the direct owner of Fitzgeralds Las Vegas, and BDI receive approval from the Nevada Gaming Control Board and the Nevada Gaming Commission. Approval is anticipated to occur in December 2003. Please see Note 7 to the Notes to Consolidated Financial Statements for more information about the issuance of the 9-1/2% Senior Secured Notes and the $80.0 million Credit Facility.

         The following discussion provides a comparison of the results of operations of the Company on a consolidated basis, for the three months ended September 30, 2003 ("third quarter 2003") and nine months ended September 30, 2003, with the three months ended September 30, 2002 ("third quarter 2002") and nine months ended September 30, 2002.

                                                For the Three Months          For the Nine Months
                                                Ended September 30,           Ended September 30,
Selected Statement of Operations Data            2003          2002           2003           2002
                                             ------------   ------------  -------------  --------------
                                                                  (in thousands)
Net revenues                                    $  78,320     $  82,110     $  234,995       $ 236,505

Operating income (1)                                6,669         9,393         24,130          27,653


         The following table sets forth information derived from the Company's consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, expressed as a percentage of consolidated gross revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                             For the Three Months          For the Nine Months
                                             Ended September 30,           Ended September 30,
                                              2003          2002            2003          2002
                                        ----------------------------  ----------------------------
REVENUES:
    Casino                                    87.3%         88.2%          87.6%          87.7%
    Rooms                                      4.5%          4.3%           4.5%           4.6%
    Food and beverage                          6.5%          5.8%           6.2%           6.0%
    Other                                      1.7%          1.7%           1.7%           1.7%
                                        ----------------------------  ----------------------------
      Gross revenues                         100.0%        100.0%         100.0%         100.0%
    Less promotional allowances                7.0%          6.8%           7.0%           7.2%
                                        ----------------------------  ----------------------------
      Net revenues                            93.0%         93.2%          93.0%          92.8%

COSTS AND EXPENSES:
    Casino                                    30.6%         31.0%          30.0%          30.5%
    Rooms                                      2.0%          1.9%           1.9%           2.0%
    Food and beverage                          3.4%          3.5%           3.5%           3.6%
    Other                                      0.6%          0.4%           0.5%           0.5%
    Gaming taxes                              17.0%         15.8%          17.6%          16.1%
    Advertising and promotion                  6.1%          5.7%           5.9%           5.8%
    General and administrative                17.3%         16.0%          16.0%          15.3%
    Economic incentive - City of Gary          1.2%          1.2%           1.2%           1.2%
    Depreciation and amortization              6.2%          6.3%           6.1%           6.2%
    Loss on investment in Buffington
      Harbor Riverboats, L.L.C                 0.7%          0.7%           0.7%           0.7%
    Pre-opening expenses                       0.0%          0.0%           0.0%           0.0%
                                        ----------------------------  ----------------------------
      Total costs and expenses                85.1%         82.5%          83.4%          81.9%
                                        ----------------------------  ----------------------------
      Operating income(1)                      7.9%         10.7%           9.6%          10.9%

OTHER INCOME (EXPENSE):
    Interest income                            0.0%          0.1%           0.0%           0.1%
    Interest expense                          -9.4%         -9.2%          -9.5%          -9.6%
    Loss on sale of assets                     0.0%          0.0%           0.0%           0.0%
    Other non-operating expense               -0.1%         -0.1%          -0.1%          -0.1%
                                        ----------------------------  ----------------------------
      Total other expense                     -9.5%         -9.2%          -9.6%          -9.6%
                                        ----------------------------  ----------------------------

      Net income (loss)                       -1.6%          1.5%           0.0%           1.3%
                                        ============================  ============================

1. Operating income includes a retroactive charge related to dockside gaming at Majestic Star Casino of $2,072,000 for the nine months ended September 30, 2003. The charge relates to the recognition of additional gaming tax liability associated with the State of Indiana's clarification of the start date for paying gaming taxes under the current tiered tax structure. Indiana's clarification now provides that a casino operating dockside will pay taxes under the tiered structure effective July 1, 2002. Previously, Majestic Star Casino began paying taxes under the tiered tax structure the date it commenced dockside gaming on August 5, 2002.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

         Gross revenues were $84,233,000 and net revenues were $78,320,000 for the third quarter 2003, a decrease of 4.4% and 4.6%, respectively, from gross revenues of $88,114,000 and net revenues of $82,110,000 for the same period in 2002. The Company's business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk and Majestic Star Casino) and other. Casino revenues represented 87.3% and 88.2% of gross revenues for the third quarter 2003 and 2002, respectively. Casino revenues (of which 86.6% and 85.7% were derived from slot machine revenues for the third quarter 2003 and 2002, respectively) decreased 5.4% to $73,534,000 for the third quarter 2003 from $77,690,000 for the third quarter 2002. At Fitzgeralds Black Hawk, Fitzgeralds Tunica and Majestic Star Casino, casino revenues decreased 8.8%, 8.4% and 3.7%, respectively. These decreases were primarily due to remodeling disruption on the casino floors at Majestic Star Casino and Fitzgeralds Tunica and lower business volumes at Fitzgeralds Tunica and Fitzgeralds Black Hawk. The Company believes that in the third quarter of 2003, both the Tunica and Black Hawk markets experienced weakness. Also, Fitzgeralds Black Hawk continues to focus on higher margin guests. As a result, revenues have declined from the lower margin guests that Fitzgeralds Black Hawk no longer includes in its marketing and promotion plan.

         Room revenues increased 1.4% to $3,863,000 for the third quarter 2003, from $3,809,000 for the same period in 2002. Room revenues increased 0.5% at Fitzgeralds Las Vegas as the average daily rate increase of 6.3% was offset by a decrease in the average occupancy rate, which decreased to 83.9% for the third quarter 2003 from 88.7% in the third quarter 2002. At Fitzgeralds Tunica, room revenues increased 2.1% as the average daily rate increase of 2.2% was offset by a decrease in the average occupancy rate to 97.3% for the third quarter 2003 from 97.7% for the same period in 2002. Fitzgeralds Black Hawk and Majestic Star Casino do not operate hotels.

         Food and beverage revenues increased 7.0% to $5,442,000 for third quarter 2003. Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica experienced revenue increases of 17.9%, 7.7% and 1.4%, respectively. The increase in food and beverage revenues at Fitzgeralds Las Vegas and Fitzgeralds Black Hawk was primarily due to price increases in beverages provided to our guests. In addition, Fitzgeralds Las Vegas has been able to increase beverage sales by operating a remote bar on the Fremont Street Experience mall during event periods. Food and beverage revenues at Majestic Star Casino decreased 10.3% or $42,000 for the third quarter 2003.

         Other revenues decreased 8.8% or $135,000 to $1,394,000 for the third quarter 2003 from $1,529,000 for the third quarter 2002 primarily due to lower complimentary gift shop sales associated with the elimination of the O'Lucky Buck program in the third quarter 2002 at Fitzgeralds Las Vegas. As a result of the elimination of the O'Lucky Buck program, players of Fitzgeralds Las Vegas were motivated to redeem their O'Lucky Bucks before they expired.

         Promotional allowances include cash based player awards related to gaming activity and are recorded as a reduction to gross revenue. In addition, the retail value of rooms, food and beverage, and other services furnished to hotel and or casino guests without charge is included in gross revenue and then deducted as promotional allowances. Promotional allowances decreased 1.5% or $91,000 to $5,913,000 for the third quarter 2003 from $6,004,000 for the third quarter 2002.

         Total operating costs and expenses decreased 1.5% to $71,651,000 for the third quarter 2003 from $72,717,000 for the third quarter 2002. Casino expenses were $25,721,000 for the third quarter 2003, a 5.9% decrease from $27,342,000 for the same period in 2002. The decrease was primarily due to lower expenses related to lease and rental expenses of slot machines, the cost of complimentaries provided to casino guests, payroll and payroll related expenses, and lower casino volumes.

         Room expenses decreased 1.2% or $21,000 to $1,696,000 for the third quarter 2003 from $1,717,000 for the third quarter 2002.

         Food and beverage expenses decreased 4.8% or $145,000 to $2,900,000 for the third quarter 2003 from $3,045,000 for the third quarter 2002. Fitzgeralds Black Hawk's food and beverage expenses decreased $174,000 primarily due to lower cost of sales and payroll expenses and a reduction in the cost of complimentaries provided by the food and beverage departments to the casino.

         Gaming taxes were $14,252,000 for the third quarter 2003, compared to $13,909,000 for the same period in 2002. The increase is primarily due to the higher tax structure in Indiana resulting from the implementation of dockside gaming in August 2002 at Majestic Star Casino. In the third quarter of 2002, Majestic Star Casino paid gaming taxes under two different tax structures. These two different tax structures in the third quarter of 2002 resulted in a lower effective tax rate than that computed for the third quarter of 2003. The tiered tax structure for the third quarter of 2003 resulted in $696,000 of additional taxes paid by Majestic Star Casino, which was off set by decreases at Fitzgeralds Black Hawk and Fitzgeralds Tunica due to lower casino revenues. Below is a more detailed discussion on Indiana's modified tax structure.

         For the period July 1, 2002 through August 4, 2002, gaming taxes at Majestic Star Casino were levied on adjusted gross receipts, as defined by Indiana gaming laws, at a flat rate of 22.5%. Beginning August 5, 2002, in connection with the commencement of dockside gaming at Majestic Star Casino, Majestic Star Casino began paying gaming taxes following a graduated tax structure with a starting rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million. Based upon the tiered tax structure, Majestic Star Casino has estimated an effective tax rate and has been accruing gaming taxes based upon this effective tax rate. The effective tax rate during the third quarter

2003 was higher than the actual and effective rates during the third quarter 2002 when Majestic Star Casino recognized gaming tax expenses under the two different methods mentioned previously.

         Advertising and promotional expenses for the third quarter 2003 were $5,147,000, compared to $5,016,000 for the third quarter 2002. At Fitzgeralds Las Vegas, advertising and promotional expenses increased $776,000. In the third quarter 2002, Fitzgeralds Las Vegas benefited from the elimination of the accrual for earned and unredeemed O'Lucky Bucks. The increase at Fitzgeralds Las Vegas was offset by decreases of $238,000 and $354,000 at Fitzgeralds Black Hawk and Majestic Star Casino, respectively, due to less spent on advertising and marketing programs.

         General and administrative expenses increased $505,000 or 3.6% to $14,569,000 for the third quarter 2003 from $14,063,000 for the third quarter 2002 primarily as a result of the Company's efforts to oppose the video lottery terminal ("VLT") initiative at five racetracks along Colorado's front range. In the third quarter 2003, the Company expensed $179,000 for contributions to defeat the initiative. The Company also recognized $250,000 of additional corporate expense in the third quarter of 2003 versus the third quarter of 2002. The additional expense comes from the building of our corporate executive team. In addition, Majestic Star Casino incurred parking garage lease expenses of $512,000 and $389,000 for the third quarter 2003 and 2002, respectively, an increase of $123,000. Lastly, Fitzgeralds Las Vegas experienced increases primarily due to additional payroll and payroll related expenses and an increase in accruals for legal claims and settlements. However, the aforementioned increases were offset by a $203,000 decrease at Fitzgeralds Tunica, primarily as a result of lower payroll related expenses.

         Depreciation and amortization decreased 6.4% or $353,000 to $5,203,000 for the third quarter 2003 from $5,555,000 for the third quarter 2002. The decrease is primarily attributable to machinery and equipment being fully depreciated at Majestic Star Casino and reduced amortization expense at Fitzgeralds Las Vegas.

         Operating income was $6,669,000 for the third quarter 2003 compared to $9,393,000 for the third quarter 2002. The $2,724,000, or 29.0%, decrease in operating income is attributable to a 4.6% or $3,790,000 decrease in net revenue offset by a 1.5% or $1,066,000 decrease in total operating expenses. Operating income for the third quarter of 2003 includes $179,000 paid by the Company to defeat the initiative in Colorado to legalize VLTs at five racetracks along Colorado's front range and $250,000 for incremental corporate expenses.

         As a result of the foregoing, the Company's net loss was $1,326,000 for the third quarter 2003 compared to net income of $1,319,000 for the third quarter 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED NINE MONTHS ENDED SEPTEMBER 30,
2002

         Gross revenues were $252,709,000 and net revenues were $234,995,000 during the nine months ended September 30, 2003, a decrease of 0.8% and 0.6%, respectively, from gross revenues of $254,794,000 and net revenues of $236,505,000 for the same period in 2002. The Company's business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk and

Majestic Star Casino) and other. Casino revenues represented 87.6% and 87.7% of gross revenues for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002, respectively. Casino revenues (of which 86.2% and 87.7% were derived from slot machine revenues for the nine months ended September 30, 2003 and the nine months ended September 30, 2002, respectively) decreased 0.8% to $221,442,000 for the nine months ended September 30, 2003 from $223,251,000 for the same period in 2002. At Fitzgeralds Black Hawk and Fitzgeralds Tunica casino revenues decreased 6.4% and 6.3%, respectively, primarily due to lower business volumes offset by an increase in casino revenue at Majestic Star Casino of 4.9% primarily due to dockside gaming which began in August 2002 and the opening of the 2,000 space parking garage in May 2002. With respect to Fitzgeralds Black Hawk, the property continues to focus on a higher margin guest. As a result, the property has cut back on marketing and promotions to lower margin and unprofitable guests. This decision has caused revenues to decline from lower margin and unprofitable guests.

         Room revenues decreased 5.0% to $11,247,000 during the nine months ended September 30, 2003, from $11,837,000 for the same period in 2002. Room revenues decreased 6.5% at Fitzgeralds Las Vegas as the average daily rate increase of 0.9% was offset by a decrease in the average occupancy rate to 82.3% for the nine months ended September 30, 2003 from 88.8% for the same period in 2002. At Fitzgeralds Tunica, room revenues decreased 3.7% due to a decrease of both the average daily rate, which decreased 1.9% for the nine months ended September 30, 2003 and a decrease in the average occupancy rate, which fell to 93.3% during the nine months ended September 30, 2003 from 95.1% for the same period in 2002. Fitzgeralds Black Hawk and Majestic Star Casino do not operate hotels.

         Food and beverage revenues increased 2.8% to $15,794,000 for the nine months ended September 30, 2003 from $15,367,000 for the same period in 2002. The increase in food and beverage revenues came primarily from Fitzgeralds Las Vegas and Fitzgeralds Black Hawk and was mostly due to price increases in beverages provided to our guests. In addition, Fitzgeralds Las Vegas has been able to increase beverage sales by operating a remote bar on the Fremont Street Experience mall during event periods. Food and beverage revenue increases at Fitzgeralds Las Vegas totaled $617,000 or 11.2%, while Fitzgeralds Black Hawk experienced revenue increases of 4.8% or $71,000. At Majestic Star Casino, food and beverage revenues decreased 11.4% due to dockside gaming. Dockside gaming allows guests to freely leave the riverboat to enjoy the restaurants and bars located in the Buffington Harbor complex. Fitzgeralds Tunica experienced food and beverage revenue decreases of 1.7% as a result of lower casino volumes at the property.

         Promotional allowances decreased $575,000 or 3.1% to $17,714,000 during the nine months ended September 30, 2003 from $18,289,000 during the same period in 2002. At Fitzgeralds Tunica, promotional allowances decreased 6.1% or $663,000, primarily as a result of lower casino volumes. At Fitzgeralds Las Vegas, promotional allowances decreased 5.5% primarily as a result of high redemption of O'Lucky Bucks prior to the elimination of the program in the third quarter of 2002. The decreases at Fitzgeralds Las Vegas and Fitzgeralds Tunica were offset by increases at Majestic Star Casino of 47.6% or $298,000, which was mainly due to greater complimentaries associated with higher casino volumes.

         Total operating costs and expenses increased 1.0% to $210,866,000 during the nine months ended September 30, 2003 from $208,852,000 for the same period in 2002. Casino expenses were $75,826,000 during the nine months ended September 30, 2003, a 2.5% decrease from $77,778,000 for the same period in 2002. At the Fitzgeralds properties, casino expenses decreased because of lower casino volumes which resulted in reduced lease and rental expenses of slot machines, lower payroll and payroll related expenses and lower cost of complimentaries provided to the casino departments for food, beverage and rooms. In addition, at Fitzgeralds Las Vegas, casino expenses decreased due to high redemption of O'Lucky Bucks during the third quarter of 2002. The decreases in casino expenses at the Fitzgeralds properties were offset by a $1,873,000 increase in casino expenses at Majestic Star Casino, which was primarily due to increased casino volumes and greater expenses related to our cash based marketing programs.

         Room expenses decreased 1.9% to $4,883,000 for the nine month period ended September 30, 2003 from $4,976,000 during the same period in 2002. The decline in room expenses is attributable to our lower hotel occupancies.

         Food and beverage expenses decreased 3.6% to $8,766,000 for the nine month period ended September 30, 2003 from $9,093,000 during the same period in 2002. At Fitzgeralds Black Hawk, Fitzgeralds Tunica and Majestic Star Casino, food and beverage expenses decreased $168,000, $136,000 and $115,000, respectively. The reduced costs resulted from lower payroll and related expenses and lower cost of sales during the nine month period ended September 30, 2003. At Fitzgeralds Las Vegas, food and beverage expenses increased $93,000.

         Gaming taxes were $44,455,000 during the nine months ended September 30, 2003, compared to $40,934,000 for the same period in 2002. The increase is primarily due to the higher tiered tax structure in Indiana resulting from the implementation of dockside gaming in August 2002 at Majestic Star Casino. For the nine months ended September 30, 2002, Majestic Star Casino paid gaming taxes under three different tax structures. The three different tax structures for 2002 resulted in a lower effective tax rate than that computed for the nine month period ended September 30, 2003. The tiered tax structure for the nine month ended September 30, 2003 resulted in $2,566,000 of additional taxes paid by Majestic Star Casino, which was offset by decreases in gaming taxes at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas due to lower casino revenues. In addition, Majestic Star Casino took a one-time charge of $2,072,000 in the three-month period ended June 30, 2003 for "retroactive dockside taxes." Below is a more detailed discussion on Indiana's modified tax structure and the charge related to the three-month period ended June 30, 2003.

         From January 1, 2002 to June 30, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per passenger per the state passenger count. For the period July 1, 2002 through August 4, 2002, gaming taxes were levied on adjusted gross receipts at a flat rate of 22.5%. Beginning August 5, 2002, in connection with the commencement of dockside gaming at Majestic Star Casino, Majestic Star Casino began paying gaming taxes following a graduated tax structure with a starting rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million. In the nine month period ended September 30, 2002, Majestic Star Casino calculated and paid gaming tax under three different methods. In the nine month period ended September 30, 2003, Majestic Star Casino has only accrued gaming tax expense under the tiered tax structure, which has required Majestic Star Casino to calculate an estimated effective tax rate. The estimated effective tax rate is higher in the nine month period ended September 30, 2003 than the combined actual and effective tax rates for the nine month period ended September 30, 2002.

         In addition to the higher effective tax rate as imposed by the tiered gaming tax structure, the Indiana legislature clarified the start date of the tiered gaming tax structure associated with the implementation of dockside gaming. Previously, the starting date for the computation of cumulative casino revenues under the tiered tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming on that date; and August 5, 2002, for three riverboat casinos, including Majestic Star Casino, that implemented dockside gaming on that date. The Indiana legislature's clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative casino revenues under the tiered tax structure starting on July 1, 2002 if they implemented dockside gaming at any point in time. In addition, no credit was provided for taxes previously paid by Majestic Star Casino for the period July 1, 2002 through August 4, 2002. For this period the statutory tax on casino revenues was 22.5%. As a result of this retroactive dockside tax, the Indiana Department of Revenue has assessed an additional $2,072,000 of gaming taxes due from Majestic Star Casino. During the three-months ended June 30, 2003, Majestic Star Casino took a charge for this assessment. The $2,072,000 assessment is required to be paid in two equal installments, on July 1, 2003 and July 1, 2004. All penalties and interest due from Majestic Star Casino on the retroactive dockside tax assessment are waived as long as Majestic Star Casino pays 50% of its applicable assessments on July 1, 2003 and July 1, 2004. Majestic Star Casino paid the $1,036,000 assessment to Indiana Department of Revenue on July 1, 2003.

         Advertising and promotional expenses for the nine month period ended September 30, 2003 were $14,894,000, compared to $14,890,000 during the same period in 2002. At Fitzgeralds Las Vegas, advertising and promotional expense increased $788,000 primarily as a result of eliminating the accrual for earned and unredeemed O'Lucky Bucks in the third quarter of 2002. The increase at Fitzgeralds Las Vegas was offset by reduced expenses at Fitzgeralds Black Hawk and lower direct mail and guest development costs at Fitzgeralds Tunica.

         General and administrative expenses increased $1,085,000 or 2.8% to $40,414,000 for the nine month period ended September 30, 2003 from $39,329,000 during the same period in 2002. The increased expenses are due partially to increased corporate expenses of $811,000 and greater parking garage lease expenses of $1,024,000. The higher corporate expenses result from payroll, payroll related and relocation expenses associated with building our corporate staff. Majestic Star Casino began recognizing lease expense associated with the opening of Buffington Harbor's 2,000 space parking garage in May of 2002. Majestic Star Casino has recognized four additional months of lease expense in the nine month period ended September 30, 2003. In addition, the Company has expensed $179,000 it has contributed to a campaign that defeated the video lottery terminal initiative at five racetracks along Colorado's front range on November 4, 2003. Lastly, Majestic Star Casino, has recognized $426,000 less in expenses associated with the operation of Buffington Harbor Riverboat, LLC during the nine month period ended September 30, 2003. The Majestic Star Casino Casino LLC is a 50% joint venture partner with Trump Indiana in the operation of the Buffington Harbor facility.

         Depreciation and amortization decreased to $15,373,000 for the nine month period ended September 30, 2003 from $15,791,000 during the same period in 2002. The decrease is primarily attributable to machinery and equipment being fully depreciated at Majestic Star Casino.

         Operating income was $24,130,000 for the nine month period ended September 30, 2003 compared to $27,653,000 for the same period in 2002. The $3,523,000, or 12.7%, decrease in operating income is principally attributed to a combination of 0.6% or $1,510,000 decrease in net revenues and a $2,014,000 increase in total operating expenses. Operating income for the nine-month period ended September 30, 2003 includes the retroactive dockside gaming tax charge of $2,072,000, $811,000 of additional corporate expenses and $1,540,000 for lease expenses related to the 2,000 space parking garage at Majestic Star. In the nine month period ended September 30, 2002, Majestic Star incurred expenses related to the parking garage of $516,000.

         As a result of the foregoing, the Company's net income was $80,000 for the nine month period ended September 30, 2003 compared to $3,290,000 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had unrestricted cash and cash equivalents of $35,256,000, compared to $24,548,000 at December 31, 2002. As of September 30, 2003 and 2002, the Company has met its capital requirements to date through net cash from operating activities. The Company's net cash provided by operating activities was $26,391,000 and $22,191,000 during the nine month period ended September 30, 2003 and 2002, respectively. Net cash used in investing activities was $11,771,000 and $4,941,000 during the nine month period ended September 30, 2003 and 2002, respectively. In the nine month period ended September 30, 2002, investing activities provided cash of $3,800,000 from a purchase price adjustment related to the purchase of the Fitzgeralds Properties. Net cash used in financing activities was $3,912,000 and $10,836,000 during the nine month period ended September 30, 2003 and 2002, respectively. In the nine month period ended September 30, 2002, the Company borrowed $2,500,000 and repaid $9,000,000 from Majestic Investor Holding's Credit Facility. At September 30, 2002, the Company did not have any amounts borrowed against the Majestic Credit Facility or the Majestic Investor Holdings Credit Facility.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the 11.653% notes and 9-1/2% Senior Secured Notes, lease payments to BHPA and other permitted indebtedness for the year 2003. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, will be sufficient for such purposes. The purchase of certain Indiana gaming facilities by larger more recognized brand names could significantly increase competition for the Company. On October 7, 2003, the Company issued $260,000,000 of 9-1/2%

Senior Secured Notes and concurrently entered into an $80,000,000 Credit Facility. If necessary and to the extent permitted under the Indenture governing the 9-1/2% Senior Secured Notes, the Company will seek additional financing through borrowings of debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board issued statement 145 ("SFAS 145"). SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 and as a result, reclassified $69,000 in a gain from the early extinguishment of debt, which item had previously been reported as an extraordinary item in the fourth quarter of 2002. In the fourth quarter of 2003, the Company also expects to recognize a loss on the retirement of debt of $32.0 million on October 7, 2003. The loss on the retirement of debt is comprised of the premium on the offers to purchase, the write-off of the deferred debt issuance costs and the original issue discount on the 10-7/8% Senior Secured Notes and the 11.653% Senior Secured Notes, which amounts will be reflected in the computation of net income for the year ended December 31, 2003.

         In June 2002, the Financial Accounting Standard Board issued Statement 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002. Adoption of SFAS 146 did not have any material impact on the Company's financial position, results of operations or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, the Company did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. Adoption of FIN 46 did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Provisions of SFAS 149 became effective for contracts and hedging relationships entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have any material impact on our financial position, results of operations or cash flows as the Company has not entered into or modified any agreements that contain derivative instrument or involve hedging activities.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity." The Company is considered a non-public entity, as defined by SFAS 150 because its equity securities are not listed on a public exchange. Accordingly, for the Company, the provisions of SFAS 150 will become effective during the quarter ending March 31, 2004. The Company does not anticipate the adoption of SFAS 150 would have a material impact on our financial position, results of operations or cash flows.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                                     ITEM 4.
                             CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 26, 2003, The Majestic Star Casino, LLC commenced a cash tender offer and consent solicitation at a price of 105.438% for its 10-7/8% Senior Secured Notes. The solicitation of consents sought approval for amendments to the Indenture governing the 10-7/8% Senior Secured Notes (the "Majestic Indenture") in order to (i) eliminate substantially all restrictive covenants and (ii) to release the liens on the collateral that secured the 10-7/8% Senior Secured Notes. Upon expiration of the consent solicitation on September 25, 2003, $74,639,000 or 57.4% of the aggregate outstanding principal amount of the 10-7/8% Senior Secured Notes had been tendered. The Majestic Star Casino, LLC funded the payment of the tendered 10-7/8% Senior Secured Notes, along with accrued and unpaid interest, from the proceeds of the issuance of the 9-1/2% Senior Secured Notes, which closed on October 7, 2003. Also, on October 7, 2003, The Majestic Star Casino, LLC called the remaining $55,361,000 outstanding principal amount of the 10-7/8% Senior Secured Notes which were redeemed on November 6, 2003 at a price of 105.438%, plus accrued and unpaid interest.

         Also, on August 26, 2003, Majestic Investor Holdings commenced a cash tender offer and consent solicitation for its 11.653% Senior Secured Notes. The solicitation of consents sought approval for amendments to the Indenture governing the 11.653% Senior Secured Notes (the "Majestic Investor Holdings Indenture") in order to (i) eliminate substantially all restrictive covenants,
(ii) to terminate the guarantees of the restricted subsidiaries of Majestic Investor Holdings and (iii) to release the liens on the collateral that secured the 11.653% Senior Secured Notes. Upon expiration of the consent solicitation on September 25, 2003, $135,477,000 or 89.3% of the aggregate outstanding principal amount of the 11.653% Senior Secured Notes had been tendered. The Company funded the payment of the tendered 11.653% Senior Secured Notes, along with accrued and unpaid interest, from the proceeds of the issuance of the 9-1/2% Senior Secured Notes, which closed on October 7, 2003. After the expiration of the offer and consent solicitation related to the 11.653% Senior Secured Notes, Majestic Investor Holdings has $16.3 million in 11.653% Senior Secured Notes still outstanding.

         Concurrently with the closing of the 9-1/2% Senior Secured Notes, the Company established the $80 million Credit Facility with Wells Fargo Foothill, Inc., and terminated the two existing credit facilities with Wells Fargo Foothill, Inc.

         Upon the closing of the 9-1/2% Senior Secured Notes, the Company used $153.2 million to retire 89.3% of its 11.653% Senior Secured Notes, along with accrued and unpaid interest, $80.9 million to redeem 57.4% of its 10-7/8% Senior Secured Notes, along with accrued and unpaid interest. $4.2 million was used for expenses related to the 9-1/2% Senior Secured Notes offering as well as expenses related to the $80 million Credit Facility. $21.7 million from the 9-1/2% Senior Secured Notes plus $28.0 million from the $80 million Credit Facility, along with the Company's cash were used to retire the remaining 10-7/8% Senior Secured Notes on November 6, 2003.

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

         32 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8K.

         On August 13, 2003, the Company filed a report on Form 8-K under Items 7, 9 and 12 to furnish a press release announcing the Company's financial results for its second quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2003

THE MAJESTIC STAR CASINO CASINO, LLC

/s/ Don H. Barden
----------------------------------------------------
Don H. Barden
Member, Chairman, President and Chief Executive Officer

/s/ Jon S. Bennett
----------------------------------------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CASINO CAPITAL CORP.

/s/ Don H. Barden
----------------------------------------------------
Don H. Barden
Chairman, President and Chief Executive Officer

/s/ Jon S. Bennett
----------------------------------------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
EX-31.1        Certification of Chief Executive Officer pursuant to Section 302

EX-31.2        Certification of Chief Financial Officer pursuant to Section 302

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002