Form 10-K
period 2003-12-31
MAJESTIC STAR CASINO LLC
filed 2004-03-30
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission file number: 333-06489

         Indiana         THE MAJESTIC STAR CASINO, LLC           43-1664986
         Indiana     THE MAJESTIC STAR CASINO CAPITAL CORP.      35-2100872

(State or other jurisdiction of     (Exact name of registrant       (I.R.S. Employer
 incorporation or organization)    as specified in its charter)    Identification No.)

                               301 Fremont Street
                               Las Vegas, NV 89101
                                 (702) 388-2224

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

                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of common stock issued and outstanding: Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         THE MAJESTIC STAR CASINO, LLC
                        2003 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

Item  1.   Business                                                            1
Item  2.   Properties                                                         20
Item  3.   Legal Proceedings                                                  20
Item  4.   Submission of Matters to a Vote of Security Holders                21

                                    PART II

Item  5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  22
Item  6.   Selected Consolidated Financial Data                               22
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                22
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk         44
Item  8.   Financial Statements and Supplementary Data                        45
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                45
Item  9A.  Controls and Procedures                                            45


                                    PART III

Item  10.  Directors and Executive Officers of Registrant                     46
Item  11.  Executive Compensation                                             47
Item  12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         49
Item  13.  Certain Relationships and Related Transactions                     50
Item  14.  Principal Accountant Fees and Services                             52

                                    PART IV

Item  15.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                         53

Signatures                                                                   S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Majestic Star Casino, LLC was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino, LLC conducts its operations both directly and through its subsidiaries. In this report, unless indicated otherwise, "Majestic," the "Company," "we," "us," and "our" refer to The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., and our subsidiaries who guarantee our principal debt obligations.

     We own and operate three casino properties, located in Gary, Indiana, ("Majestic Star"), Tunica County, Mississippi ("Barden Mississippi" or "Fitzgeralds Tunica"), and Black Hawk, Colorado ("Barden Colorado" or "Fitzgeralds Black Hawk"). Our properties collectively contain approximately 3,445 slot machines, 90 table games and 507 hotel rooms (Fitzgeralds Tunica only). Our properties are well established, each having been in operation for at least seven years, and are well situated within significant drive-in gaming markets. Within each market, we leverage our strong brand names, experienced management, value-oriented amenities and emphasis on slot play to target mid-level gaming customers, who overwhelmingly favor slot play.

     On October 7, 2003, we completed a series of refinancing transactions comprised of the issuance of $260.0 million principal amount of 9 1/2% Senior Secured Notes due 2010 (the "9 1/2% notes"), the redemption of all of the 10 7/8% Senior Secured Notes due 2006 previously issued by The Majestic Star Casino, LLC (the "10 7/8% notes"), the purchase of approximately 89.3% of the 11.653% Senior Secured Notes due November 30, 2007 previously issued by Majestic Investor Holdings, LLC (the "11.653% notes"), the establishment of a new $80.0 million senior secured credit facility and the termination of the previous credit facilities of The Majestic Star Casino, LLC (the "Old Majestic Star credit facility") and Majestic Investor Holdings, LLC (the "Old Majestic Investor Holdings credit facility") (the foregoing transactions collectively being the "Refinancing").

     Effective December 31, 2003, we completed the spin-off of Barden Nevada Gaming, LLC, the owner and operator of a Fitzgeralds brand casino located in Las Vegas, Nevada ("Barden Nevada" or "Fitzgeralds Las Vegas") to Barden Development, Inc. ("BDI"), our parent. We have been retained by BDI to manage Barden Nevada for a fee. Barden Nevada is not a guarantor of, and none of Barden Nevada's assets serve as collateral for, the 9 1/2% notes or the $80.0 million senior secured credit facility.

     We are indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer and the sole shareholders of BDI. Mr. Barden has an established track record of operating, developing and acquiring properties in the gaming industry and in other industries.

     Our executive offices are located at 301 Fremont Street, 12th Floor, Las Vegas, Nevada 89101, and our telephone number is (702) 388-2224. Our World Wide Web site address is http://www.majesticstar.com and http://www.fitzgeralds.com. The information in our website is not part of this report.

GAMING FACILITIES

     Majestic Star. Majestic Star is a riverboat casino located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. The river boat casino is a four-story,

360 foot long vessel with a contemporary design that accommodates approximately 3,000 passengers plus crew. The casino includes approximately 43,000 square feet of gaming space across three expansive decks, which contains approximately 1,504 slot machines and 50 table games. From July 2003 to October 2003, a remodeling was completed that involved new carpeting for the casino, and a new layout for the slot machine floor as well as an upgrade to our restroom facilities. Majestic Star also offers its customers on-board food and beverage facilities. In 2004, Majestic Star has added an entertainment stage on the second floor of the casino and has closed the onboard VIP lounge that is being remodeled into a Sports Bar. We anticipate the Sports Bar opening in the second quarter of 2004. Majestic Star has constructed an outdoor festival area located adjacent to the 2,000-space covered parking garage located at the Buffington Harbor gaming complex. The festival area is anticipated to open in spring of 2004 and provides another attraction to bring people to our gaming facility.

     Majestic Star operates from the Buffington Harbor gaming complex, which we share with the Trump Casino and own through a joint venture (the "BHR Joint Venture") with Trump Indiana, Inc. (our "Joint Venture Partner"). The Buffington Harbor gaming complex is a two-level, 85,410 square foot structure containing newly opened Passports World Class Buffet and Koko Taylor's Blues Cafe (the Skyline Buffet and South Shore Grill were closed and remodeled into the new restaurants), and three additional food and beverage outlets including Miller Pizza, Harbor Treats and Jackpot Java. At this time, Buffington Harbor leases the rights to operate these restaurants to third party operators and does not operate any of the food and beverage facilities located on its premises. The Buffington Harbor gaming complex also contains a gift shop, banquet and entertainment facilities and a recently remodeled VIP lounge, which is available only to Majestic Star's customers. The Buffington Harbor gaming complex is situated on an approximately 100-acre site, containing a 2,000-space covered parking structure and 2,600 surface parking spaces, and offers valet parking and convenient bus loading and unloading facilities.

     Fitzgeralds Tunica. Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica has an Irish castle theme and is the focal point of a heavily wooded, 50-acre site situated adjacent to the Mississippi River. Fitzgeralds Tunica is a full-service entertainment destination and our customer base has been increased and diversified by our ability to attract, in addition to local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. Fitzgeralds Tunica includes a 507-room hotel (including 72 suites), a special events center, an indoor swimming pool and a casino offering approximately 1,347 slot machines and 34 table games, two bars, three restaurants and a gift shop. Fitzgerald Tunica has 1,264 surface parking spaces, a 411 space covered parking garage and 120 valet parking spaces. In 2003, we installed new carpeting throughout our casino and relocated the gift shop to an area more visible to our hotel customers. In February 2004, we completed a remodel project to the rooms on the first and third floors of our nine floor hotel. The remodel project affected approximately 100 rooms.

     Fitzgeralds Black Hawk. Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is approximately 25 miles from Denver. The casino offers approximately 594 slot machines, 6 table games, a restaurant and a bar. Fitzgeralds Black Hawk also has a 392-space, all valet parking garage adjacent to the casino.

OPERATING STRATEGY

     Our operating strategy is to further attract middle market guests by continuing to promote our properties as synonymous with a quality casino experience and personal service at an affordable price. We intend to accomplish this by continuing to pursue the following principal elements of our strategy:

     Good Locations in Strong Drive-in Markets. Our properties are located in significant drive-in gaming markets, which allows our casino patrons to reach us in short travel times and make repeated trips to our gaming facilities.

     - Majestic Star. Majestic Star is located in, and primarily draws from, the Chicago metropolitan area and is located 23 miles from downtown Chicago. Majestic Star also attracts drive-in customers from other areas in Illinois, Indiana, and Michigan. Buffington Harbor has the highest concentration of gaming positions in the Chicago market, offering patrons a total of approximately 3,900 gaming positions which is greater than the number of gaming positions allowed at any individual Illinois gaming site, which is currently limited to 1,200. We believe the high concentration of gaming positions, the ability to park once and play twice (at two casinos) and the amenities offered provide a strong competitive advantage.

     - Fitzgeralds Tunica. Fitzgeralds Tunica primarily draws its gaming patrons from the Memphis, Tennessee area and also attracts drive-in customers from Northern Mississippi, Little Rock, Arkansas to the west, southern Missouri to the north and Birmingham and Huntsville, Alabama to the east, as well as regional weekend travelers flying into Memphis. The Tunica market draws most of its customers from within a 200-mile radius.

     - Fitzgeralds Black Hawk. Fitzgeralds Black Hawk is located in the Black Hawk/Central City market, which includes the City of Black Hawk and Central City, and attracts drive-in or "day trip" customers from the population centers of Denver, Boulder, Colorado Springs and Fort Collins, Colorado as well as Cheyenne, Wyoming. Each of these population centers is located within a 150-mile radius of the Black Hawk/Central City market.

     Strong Gaming Brands. We believe our strong gaming brands help attract and retain customers.

     - Majestic Star. We utilize a comprehensive integrated marketing campaign to brand Majestic Star as "the winning place to play" or "this is my kind of place" in the Chicago metropolitan area for slot customers from the middle-income segment. On March 1, 2004, Majestic Star began using Mike Ditka, the former Chicago Bears player and coach, as a celebrity spokesperson, to promote the property. Our ads with Mike Ditka, along with other messages about Majestic Star, have appeared in all advertising venues including television, radio, print and outdoor media, which we believe will enhance our slot leadership positioning among Chicago-area gaming facilities. We intend to utilize these and other similar broad marketing techniques to attract middle-income customers, who we are then able to qualify and target for direct marketing activities.

     - Fitzgeralds. The Fitzgeralds brand has developed into a nationally recognized gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at our properties. The Irish Luck theme allows us to capitalize on our belief that every casino guest wants to feel lucky. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow. We believe that Fitzgeralds customers have come to associate the Irish Luck theme and the associated trade dress and Fitzgeralds brand trademarks with strong guest services such as the personal attention and quality product and gaming experience that we seek to provide at each of our Fitzgeralds properties.

     Strong Ownership and Experienced Management. We are indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer. Mr. Barden has an established track record of developing, operating, and acquiring properties in the gaming industry. Mr. Barden also has successfully built, owned, and operated numerous businesses in the cable television, international trade, and real estate industries and has owned and operated several radio stations over the past 35 years. Barden Companies, Inc., a company wholly owned by Mr. Barden and one of our affiliates, was recently named "Company of the Year" for 2003 by Black Enterprise magazine. In addition, Mr. Barden recently received a Trumpet Award as Entrepreneur of the Year. Trumpet Awards recognize the achievements of African-Americans and salutes them for their fortitude and persistence. Further, Mr. Barden was recently recognized as the "Master Entrepreneur" of Eastern Michigan during the Ernst & Young Entrepreneur of the Year contest. We have a proven management team with substantial experience in the gaming industry and with our properties in their respective markets. Our chief operating officer and our chief financial officer, together with the three general managers at each of our properties, have on average approximately 25 years of experience in the gaming industry with various gaming companies throughout the United States.

     Emphasize Slot Play. We emphasize slot machine wagering, which we believe is the fastest growing, most stable and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological innovation that is resulting in the replacement of older devices with advanced interactive electronic games, bill acceptors and ticket-in ticket-out technology ("TITO"). During 2003, we converted and/or purchased approximately 400 slot machines at Majestic Star that will utilize the TITO coinless slot technology. We plan on converting the majority of our remaining slot machines to the TITO technology in 2004. Also, in 2003, we installed a new slot player tracking and casino management system at Majestic Star. These new systems provide us with advanced capabilities of tracking our customers' slot and table game play and allow us to implement new promotions that we believe will enhance our revenues. At Fitzgerald Tunica, we installed the same casino management system in February 2004 and we are currently installing the slot player tracking system. We anticipate the new Fitzgeralds Tunica slot player tracking system coming on line in mid-2004. We currently do not intend to install the new player tracking and casino management systems at Fitzgeralds Black Hawk. In addition, we will be adding or converting selected slot machines to TITO technology at Fitzgeralds Tunica and Fitzgeralds Black Hawk during 2004. Newer games offer greater variety, higher frequency payouts and longer periods of play for the casino entertainment dollar relative to traditional reel devices. We continue to enhance and modify our mix of slot machines to meet the demand of our customers. As a result of our continued focus on slot play, slot revenues generated approximately 87.9% of our gaming revenues for the twelve months ended December 31, 2003.

     Focus on Quality and Service at an Affordable Price. Our casinos provide a high-quality casino entertainment experience at an affordable price to attract middle market guests. We believe these middle market guests constitute the largest segment of potential gaming customers whom we can then identify, qualify and target for direct marketing activities. Our approach to business at our three properties focuses on guest service and includes:

     -   friendly employees;

     -   trained hosts to personally assist guests;

     - quality food and beverages and, at Fitzgeralds Tunica, lodging operations at a moderate price;

     -   a mix of gaming machines tailored to our customers; and

     - personal attention through direct mail promotions, targeted incentives and the use of the Majestic Star and Fitzgeralds Cards as part of a frequent player recognition program.

     We believe that such an approach to business creates a comfortable, familiar and friendly environment that promotes customer loyalty and satisfaction, enhances playing time, leads to a high rate of repeat business and is the basis for the further development of our brands and our reputation for quality and service at an affordable price.

GROWTH STRATEGIES

     Capitalize on Market Growth Opportunities. We believe there are future growth opportunities within each of the markets where our properties are located, including the following:

     - Majestic Star. We have been able to expand our gaming operations at Majestic Star through certain changes in the Indiana state laws governing gaming by riverboat casinos adopted by the IGC ("IGC"). Commencing in August, 2002 Majestic Star has been permitted to operate dockside which allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. Dockside operations allow our customers unrestricted access to our gaming facility and eliminate many of the inconveniences created through restricted boarding. In advance of the conversion to dockside operations, we, through an affiliate, opened a new 2,000 space covered parking garage adjacent to and with direct access to Buffington Harbor in May 2002. We have been able to further expand our operations commencing in July 2003, when the IGC began to allow Indiana casinos to operate 24 hours per day. These extended hours allow our casino players to stay in action longer and eliminate the inconvenience of having to interrupt their gaming activities when the casino closed. In addition to the enhancement of the dining experience at the Buffington Harbor gaming complex and the investment in casino technology, new slot machines and TITO as previously described, to attract more patrons, we have constructed an outdoor festival area, which we anticipate will begin hosting events in the spring of 2004, and, with our Joint Venture Partner, recently converted Buffington Harbor's first floor ticketing area into a 600-person banquet and entertainment facility. These facilities will be available for weddings, concerts, fairs, social gatherings, flea markets and other events designed to increase traffic to our casino.

         We believe that Majestic Star is one of only two locations in the Chicago market with the capacity to significantly expand its land-based facilities. We, along with our Joint Venture Partner, own approximately 100-acres at the Buffington Harbor gaming complex. In addition, on February 11, 2004, we acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex which was owned by Gary New Century, LLC ("GNC"), an affiliate of ours, for approximately $21.9 million, which purchase price was based on an appraisal by an independent third party. We intend to use the land for development opportunities, which may include possible joint venture opportunities with the City of Gary and/or private third parties. The City of Gary is expected to start construction in the spring of 2004 on a new access road to the casino with possible construction of a marina in the future. A hotel, conference center and outdoor amphitheater are also being evaluated which could be constructed with public and private funds.

     - Fitzgeralds Tunica. We believe that the 168-acre, $23.0 million Tunica River Front Park that is substantially completed adjacent to our Fitzgeralds Tunica property will attract new customers to our facility. The park includes a marina and boat dock facility along the Mississippi River, a historic Mississippi River museum, nature trails, retail space, and parking. The park began opening in phases in October 2003 with a grand opening on March 18, 2004. Fitzgeralds Tunica has conveyed approximately 71 acres of adjacent land to Tunica County for the parks development. As consideration for the conveyance, Tunica County granted Fitzgeralds Tunica a rent-free lease to use and further sublease the boat dock for 15 years, from the date of substantial completion of the marina, as well as a perpetual easement allowing ingress and egress between the Fitzgeralds Tunica property and the boat dock. Fitzgeralds Tunica has granted Mississippi Riverboat Company LLC, ("MRC") an unrelated third-party operator, an exclusive license to operate riverboat excursions along the Mississippi River from the boat dock in return for monthly license fees and the right to directly promote to all of MRC's riverboat passengers. MRC began operations in October 2003, but subsequently shut down for the winter. MRC recommenced operations during the river park's grand opening. In an effort to increase customer traffic to the Tunica area, Tunica County also is expanding its airport into a regional airport. The expansion is to be completed in phases with the first phase completed in June 2003.

    - Fitzgeralds Black Hawk. We believe that the Black Hawk market has potential for future growth due to various proposals to improve access to Black Hawk. The State of Colorado Department of Transportation is currently conducting an Environmental Impact Study regarding an expansion of the road leading to Black Hawk and the construction of a tunnel ending approximately four miles from the downtown gaming area from I-70, the major interstate highway from Denver. In addition, the Central City Business Improvement District has begun construction of a new road to Central City, which is anticipated to be completed in late 2004. We believe these projects, if completed, would improve access to our facility and will increase visits to our casino, and thereby increase our cash flow. To further capitalize on market growth opportunities, we completed a partial demolition project on property adjacent to and owned by Fitzgeralds Black Hawk. The property is available for expansion if market conditions warrant and we continue to evaluate the feasibility of such an expansion. One of the issues concerning such expansion is whether there is adequate infrastructure in the Black Hawk market. The City of Black Hawk has also notified us of their plans to install a storm sewer pipe and has requested an easement. The storm sewer pipe has no impact on the carrying value of our existing assets, but could possibly impact our future expansion plans. We have requested that the City of Black Hawk pay one half the costs to bury the storm sewer pipe. So far, the City has rejected this offer. The City of Black Hawk has agreed to pay Fitzgeralds Black Hawk for lost property value which is being determined from an independent appraisal and to allow our input to final design to accommodate our future casino expansion.

MARKETING

     Direct marketing to our guests is a key component of our customer service. Each of our properties contains a player tracking system that permits detailed player tracking at each individual property. We continue to invest in the latest player tracking technology. In 2003, we installed a new casino management system and slot player tracking system at Majestic Star. In February 2004, we installed the same casino management system and we are currently installing the slot player tracking system at Fitzgeralds Tunica. These new systems will allow us to obtain better information about our customers and enhance our promotions to our casino guests. At this time our systems are specific to each individual property. The systems use Majestic Star and Fitzgeralds Cards, respectively, to track individual or combined play at slot machines, table games, as well as food and beverage and hotel expenditures (available only at Fitzgeralds Tunica) at each individual property. The systems allow us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking programs allow us to target our marketing programs to categories of players, including through advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages, direct mail, and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking system also allows us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. We currently have an aggregate of over 869,000 active players in our combined Majestic Star and Fitzgeralds databases.

     We also use other forms of broad based marketing to attract customers to our facilities. These other forms include television, radio, newspaper, outdoor media and direct mail. Our advertising messages are at times image or theme oriented. We also advertise events and promotions occurring at our facilities.

COMPETITION

     We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. In addition to regional competitors, we compete with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers but also for employees. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors.

     The recent and continued expansion of legalized casino gaming within existing jurisdictions and to new jurisdictions throughout the United States has increased competition faced by us and such competition will continue to increase in the future. On March 15, 2004, Isle of Capri Casinos, Inc won the right to purchase the tenth casino license in Illinois. Isle of Capri plans on building the casino in Rosemont, near O'Hare International Airport. The proximity of Rosemont to Majestic Star could potentially adversely effect our operations and financial performance. In addition, in Indiana, the IGC is authorized to award up to eleven gaming licenses and ten gaming licenses are currently issued. In May 2003, the Indiana General Assembly eliminated the license permitted contiguous to Patoka Lake, and instead, authorized the IGC to enter into a contract pursuant to which an operating agent may operate a riverboat casino on behalf of the IGC in Orange County, Indiana, which is located over 250 miles south of Gary, Indiana. The IGC has commenced the initial steps necessary to issue an operating agent contract to operate a riverboat casino in Orange County, Indiana. There are no limits on the number of gaming licenses in Mississippi and Colorado.

     Additionally, if casino gaming were legalized in jurisdictions near our properties where casino gaming currently is not permitted, we could face additional competition. For example, our casino in Tunica, Mississippi competes for customers from Memphis, Tennessee and Little Rock, Arkansas, where casino gaming activity is currently prohibited. However, in the past, Arkansas voters and the Arkansas legislature have considered various proposals to approve casino gaming in Arkansas or slot machines at certain race tracks. Tennessee passed legislation and commenced a state-sponsored lottery in January 2004. In addition, there are efforts to open a casino in Memphis, Tennessee at the Pyramid, a soon to be vacated sports and entertainment facility. Memphis is a primary feeder market for our Tunica facility. Colorado recently voted on an initiative that would have allowed slot machines at five racetracks. This initiative was soundly defeated by a 4 to 1 margin. There has also been discussion of the Cheyenne-Arapaho Tribes opening a casino in Colorado, possibly in Central City or east of Denver International Airport ("DIA"). While we believe it unlikely that a casino will open in the Pyramid in Memphis, Tennessee or the Cheyenne-Arapaho Tribes will open a casino in Central City, Colorado or east of DIA, if such events were to occur or if other casinos should open in our markets or areas that could potentially draw customers from our markets, the Company could experience a material negative impact to its business and financial results.

     We are also subject to the competitive effects of consolidation and acquisitions within the gaming industry. Harrahs Entertainment, Inc. ("Harrahs") and Horseshoe Gaming Holding Corp. ("Horseshoe") announced Harrahs' acquisition of Horseshoe on September 10, 2003. Harrahs and Horseshoe both operate casinos in the northwest Indiana and Tunica markets. While it is difficult to determine the actual effects of the acquisition, the Harrah's organization will have acquired the top competitor in these markets, will have expanded its database of players and market share significantly, and may be able to recognize operating synergies within both markets.

     Competition requires us to continually make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. Our debt instruments limit our capital expenditures on an annual basis, and our ability to incur additional debt. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

EMPLOYEES AND UNIONS

     As of December 31, 2003, we directly employed approximately 2,449 persons. Approximately 3.6% of our workforce is unionized. As of December 31, 2003, Majestic Star and the BHR Joint Venture employed approximately 1,287 people, approximately 152 of whom are represented by a union. At Majestic Star and the BHR Joint Venture, 68 employees and 57 employees, respectively, are represented by Hotel Employees Restaurant Employees International Union, Local No. 1, AFL-CIO, under a contract which expires in October 2004. The Seafarers Entertainment and Allied Trades Union represents 20 employees of Majestic Star under a new contract signed on August 2003. The Seafarers Entertainment and Allied Trades Union agreement expires in four years. The United Steelworkers of America held an election in May 2002 to represent 21 full and regular-part time slot mechanics at Majestic Star. While the United Steelworkers of America received a majority of the votes, the Company is contesting the results. If the outcome to our dispute is unfavorable, then the 20 current full and regular-part time slot mechanics could be represented by the United Steelworkers of America. An additional 7 employees of the BHR Joint Venture are represented by the International Union of Operating Engineers, Local No. 399 under a contract which expires in June 2006. As of December 31, 2003, Fitzgeralds Tunica and Fitzgeralds Black Hawk employed approximately 1,167 and 317 people, respectively, none of whom are represented by a union. Management believes that our overall relations with our employees and unions are good.

In recruiting personnel, Majestic Star is obligated, under the terms of an agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of 70% from racial minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana. We believe that our recruitment efforts and programs meet this obligation.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

     We utilize a comprehensive integrated marketing campaign to brand Majestic Star as "the winning place to play" or "this is my kind of place" for slot customers from the middle income segment. We own certain trademarks that are integral to the business and operation of Majestic Star's riverboat gaming facility and the Fitzgeralds Casinos. For Majestic Star, "Majestic Star Casino" (words and design), "Majestic Star," "Club Majestic," "Club Majestic Premier," "Change Your Luck!" and "We've Got Your Slots" each are currently registered in the United States Patent and Trademark Office ("PTO"). Applications for registrations have been filed in the PTO for the marks "the winning place to play" and "this is my kind of place."

     The Fitzgeralds Casinos have developed a national gaming brand by using a consistent Irish Luck theme throughout the casinos, hotel, restaurants and bars at all of its properties. We own proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the Irish Luck theme and gaming activities, including the marks "Fitzgeralds," "Fitz", "Get Reel Lucky" and the "Mr. O'Lucky" character design. Following the Fitzgeralds acquisition, and under a license from us, Fitzgeralds Reno, Inc. ("Fitzgeralds Reno"), a subsidiary of Fitzgeralds Gaming Corporation retained the right to use the name "Fitzgeralds" and certain other marks in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in Northern California, Northern Nevada, Oregon and Washington. In addition, Fitzgeralds Reno may assign the license to the first purchaser of the casino in Reno; however any other assignment requires our prior written consent. We retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica and Fitzgeralds Black Hawk. In connection with any use of the Fitzgeralds name, the terms of the license require Fitzgeralds Gaming Corporation to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with our current operating standards. In connection with the spin-off of Barden Nevada, we entered into a license with Barden Nevada to allow Barden Nevada the right to use the name "Fitzgeralds" in connection with its operation of that property.

ENVIRONMENTAL MATTERS

     The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances including but not limited to the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company may incur material liability if contamination is discovered on any of its properties, either during the course of future development or in connection with the properties designated for investigation or remediation, as discussed below.

     Specifically, the Black Hawk and Central City gaming districts, including the Fitzgeralds Black Hawk site, are located within a 400-square mile area that in 1983 was designated by the EPA as the Clear Creek/ Central City National Priorities List Site Study Area ("Study Area") pursuant to CERCLA. The Study Area includes numerous specifically identified areas of mine tailings and other waste piles caused by historical mining activity in the area, which areas are the subject of ongoing investigation and clean-up by the EPA and the Colorado Department of Public Health and Environment ("CDPHE"). CERCLA addresses remediation of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including requiring potentially responsible parties ("PRPs") to clean up or contribute to the clean up of a Superfund site. PRPs are broadly defined under CERCLA, and include past and present owners and operators of a site. CERCLA imposes strict liability on PRPs, and courts have commonly held PRPs to be jointly and severally liable for all remediation costs.

     Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified by the EPA and CDPHE for investigation or remediation. The property on which the Fitzgeralds Black Hawk casino is situated was not a historical mining site but rather was the location for a general store. The parking complex for the casino and an adjacent vacant lot, however, are situated near a historical milling area. To date no remediation requirements have been recommended or required with regard to any portion of the property although test borings would likely be required in connection with any future construction on the expansion parcel of the property. Based on the assessments to date, we are not aware of any environmental problems affecting Fitzgeralds Black Hawk which are likely to result in material costs to us. No assurance can be given, however, that environmental problems will not subsequently be discovered. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a PRP, and any liability related thereto could have a material adverse effect on us.

     The 170 acres of land (the "Land") acquired by Majestic Star on February 11, 2004 also contains areas with environmental issues. Within the Land, there are areas that have been remediated or are in the process of remediation. The City of Gary has been and continues to be responsible for remediation of all of the Land, and has agreed to indemnify the Company, by assignment through GNC, from and against any liability obligation or expense, including attorney and consultant fees, arising out of or in connection with the environmental condition of the Land.

FINANCIAL INFORMATION ABOUT SEGMENTS

     For financial information regarding the Company's business segments, see
Note 18 of the Notes to Consolidated Financial Statements.

SEASONALITY

     The gaming operations of the Company's properties may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties' results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, Majestic Star's operations revenues are expected to be stronger during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Fitzgeralds Black Hawk facilities. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

GOVERNMENT REGULATION AND LICENSING

     General

     The ownership and operation of our gaming facilities are subject to various state and local laws and regulations in the jurisdictions where they are located. Because of the spin-off of Barden Nevada, we are no longer subject to Nevada gaming licensing and regulatory control except that we must periodically report on our gaming operations outside of Nevada to the Nevada gaming regulators.

     The following is a summary of the provisions of the laws and regulations applicable to the Company's gaming operations and other laws and regulations applicable to the Company as a registered holding company in Mississippi. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.

     Indiana Gaming Regulation

     The ownership and operation of Majestic Star is subject to regulation by the State of Indiana. In 1993, the State of Indiana passed the Riverboat Gambling Act that created the IGC (the "IGC"). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana.

     The IGC has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (i) investigate all applicants for riverboat gaming licenses, (ii) select licensees from competing applicants, (iii) establish fees for licensees and (iv) prescribe all forms used by applicants. The IGC is authorized to adopt rules for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The IGC may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing, for any act in violation of the Riverboat Gambling Act or for any fraudulent act.

     The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding a five percent or more direct or indirect beneficial interest in an applicant. In determining whether to grant or renew an owner's license to an applicant, the IGC considers a number of factors, including (i) the character, reputation, experience and financial integrity of the applicant, (ii) the facilities or proposed facilities for the conduct of riverboat gaming, (iii) the prospective revenue to be collected by the state from the conduct of riverboat gaming, (iv) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications,
(v) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance, (vi) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and (vii) the extent to which the applicant meets or exceeds other standards adopted by the IGC. The IGC may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. A gaming license is a revocable privilege and is not a property right.

     An owner's initial license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. While the IGC reserves the right to investigate Riverboat Licensees at any time it deems necessary, after the expiration of the initial license, each Riverboat Licensee must undergo a complete reinvestigation every three years. In June 1996, Majestic Star obtained its initial gaming license from the IGC. After a re-investigation in 2001, its license was renewed. Applications for the required annual license renewals for 2002 and 2003 were submitted and approved. In approximately June 2004, Majestic Star will undergo its requisite three year re-investigation.

     A Riverboat Owner's License and Operating Contract entitle the licensee or the Operating Agent to operate one riverboat. In May 2003, the Riverboat Gambling Act was amended to allow a person to hold up to one hundred percent of up to two individual Riverboat Owner's Licenses. A transfer fee of $2.0 million is imposed on a Riverboat Licensee who purchases or otherwise acquires a controlling interest in a second Indiana Riverboat Owner's License. If a Riverboat Licensee or the Operating Agent is a publicly-traded corporation, its Articles of Incorporation must contain language concerning transfer of ownership, suitability determinations and possible divestiture of ownership.

     The IGC is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Riverboat Gambling Act as it deems necessary. Riverboat Licensees and Operating Agents may be subject to fines, suspension or revocation of its license or Operating Contract for any conduct that violates the Act, rules promulgated thereunder or that constitutes a fraudulent act.

     Additionally, the IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers. By rule promulgated by the IGC, Riverboat Licensees who employ non-licensed individuals in positions requiring licensure or who purchase supplies from a non-licensed entity may be subject to a disciplinary action.

     A Riverboat Licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration that is not commercially reasonable or that does not reflect the fair market value of goods and services rendered or received. All contracts are subject to disapproval by the IGC and contracts should reflect the potential for disapproval. The Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat Licensees and Operating Agents must establish goals of expending ten percent of the total dollars spent on the majority of goods and services with minority business enterprises and five percent with women business enterprises. Each riverboat owner licensee is required to submit annually to the IGC a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to minority and women's business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements. The Company has compiled and submitted unaudited reports for the calendar year ended December 31, 2003, which the Company believes demonstrate it has met these statutory requirements.

     Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins.

     A change in the Indiana state law governing gaming took effect on July 1, 2002, which enabled Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002. In connection with dockside operations, Indiana imposed a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. By statute enacted in 2003, riverboats had to commence utilization of the graduated tax rate on July 1, 2002, even though dockside operations at Majestic Star did not commence until August 5, 2002. The statute further allowed Indiana riverboats to pay the difference in the tax liability in two installments, one due in 2003 and the second in 2004. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. Starting on August 5, 2002, Indiana also imposed an admissions tax of $3 per turnstile count.

     Pursuant to legislation enacted in 2003, riverboats may now operate 24 hours per day. Majestic Star commenced 24-hour operations on July 12, 2003.

     In May 2003, the Indiana General Assembly adopted legislation that made the act of providing a complimentary hotel room a retail transaction subject to state gross retail tax of 6%. In March 2004, the Indiana General Assembly passed a law repealing the gross retail tax on complimentary hotel rooms effective April 1, 2004. Riverboats licensed by the IGC are assessed as real property for property tax purposes and, thus, are taxed at rates determined by local taxing authorities. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales made on a riverboat.

     Lake County, Indiana is in the process of a general reassessment of property values for property tax purposes. The reassessments are to be effective March 1, 2002. The reassessment are the result of a 1998 Indiana Supreme Court ruling that declared the method of property assessments previously used was unconstitutional. The reassessment process has created significant uncertainty for property owners in Lake County, including the Company, the BHR Joint Venture (for which the Company is a 50% joint venture partner) and Buffington Harbor Parking Association ("BHPA") (for which the Company is the leasee of a parking garage). The Company, the BHR Joint Venture and BHPA are currently appealing assessed values that they believe are inaccurate. In addition, because of the reassessments and ongoing appeals throughout Lake County, the State of Indiana has not been able to issue a tax rate on such reassessed property.

     As a result, the Company, the BHR Joint Venture and BHPA have not been issued tax bills for 2003 and 2004 and the Company has estimated its tax liability as a loss contingency. Please see our discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 10 and 15 to the Notes of The Majestic Star Casino, LLC's Consolidated Financial Statements.

     As a condition of continued licensure, Majestic Star must maintain a bond in the amount of $1.0 million to meet general legal and financial obligations to the local community and the State. The Riverboat Licensee and the Operating Agent must carry insurance in types and amounts as required by the IGC. Majestic Star is waiting for the IGC to provide language to be included in the bond. When the language is finalized the company will post the bond.

     The IGC has promulgated a rule that prohibits distributions, excluding distributions for the payment of taxes, by a Riverboat Licensee to its partners, shareholders, itself or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation. The IGC has also promulgated a rule mandating Riverboat Licensees to maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a Riverboat Licensee's average payout for a three-day period based on the riverboat's performance the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated. We are in compliance with the cash reserve requirement.

     The Company and its affiliates are subject to restrictions on the incurrence of debt. A riverboat licensee and its affiliates may enter into debt transactions that total one million dollars or more only with the prior approval of the IGC. Such approval is subject to compliance with request procedures and a showing that each person with whom the riverboat licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Act.

     Mississippi Gaming Regulation

     The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations, but primarily the licensing and/or regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"). The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things:

     - the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

     - the establishment and maintenance of responsible accounting practices and procedures;

     - the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission;

     -   the prevention of cheating and fraudulent practices;

     - providing a source of state and local revenues through taxation and licensing fees; and

     - ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

     The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our business, financial condition and results of operations.

     The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the applicable county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our business, financial condition and results of operations.

     As of January 1, 2004, dockside gaming was permissible in nine of the fourteen eligible counties in the State of Mississippi and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. Fitzgeralds Tunica is located on barges situated in a specially constructed basin near the Mississippi River. In the past, whether basins such as the one in which the Fitzgeralds Tunica casino barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act, and on May 24, 1993, the Mississippi Commission approved the location of the casino barges on the Fitzgeralds Tunica site as legal under the opinion of the Mississippi Attorney General. Since 1993, the Mississippi Commission has issued or renewed licenses to Fitzgeralds Tunica on several separate occasions. We believe that Fitzgeralds Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that our Fitzgeralds Tunica barges are located on navigable waters within the meaning of Mississippi law. If the basin in which our Fitzgeralds Tunica casino barges are presently located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a material adverse effect on us and our business, financial condition and results of operations.

     The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices. Only persons who are 21 years of age or older may wager on games in the state of Mississippi.

     We and any subsidiary of ours that owns or operates a casino in Mississippi (a "Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. Each of the Company, Majestic Investor, LLC ("Investor"), Majestic Investor Holdings and BDI have registered under the Mississippi Act as either a publicly traded corporation (a "Registered Corporation") or a holding company of Barden Mississippi Gaming, LLC ("Barden Mississippi"), the owner and operator of Fitzgeralds Tunica, a licensee of the Mississippi Commission. BDI, the Company, Investor and Majestic Investor Holdings, as registered holding companies or publicly traded corporations, and Barden Mississippi, as a gaming licensee, are required to submit detailed financial, operating and other reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we, any of our related registered holding companies or publicly traded corporations and Barden Mississippi cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a registered holding company or publicly traded corporation without first obtaining licenses and approvals from the Mississippi Commission. While we have received such approvals in connection with the licensing of Barden Mississippi, no assurance can be given that we will continue to receive such approvals in the future.

     Barden Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi's current gaming license expires in December of 2004. There can be no assurance that any subsequent application for a license will be approved.

     Certain management personnel of BDI, the Company, Investor and Majestic Investor Holdings, and certain management personnel and key employees of Barden Mississippi must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to the companies, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us, BDI, Investor, Majestic Investor Holdings and Barden Mississippi to suspend or dismiss officers, directors, managers, members and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. There can be no assurance that such persons who have filed or will be required to file applications for findings of suitability will be found suitable by the Mississippi Commission. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

     Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes.

     Under the regulations of the Mississippi Commission, Barden Mississippi may not guarantee a security issued by us or any other affiliated company pursuant to a public offering, or pledge the assets of Barden Mississippi to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the equity securities of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming licensee or a registered holding company and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission.

     Changes in control of BDI, the Company, Investor, Majestic Investor Holdings or Barden Mississippi, whether through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of one or more of these companies must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of any such company. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     None of BDI, the Company, Investor, Investor Holdings or Barden Mississippi may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We have received a waiver of foreign gaming approval from the Mississippi Commission for our gaming operations in Indiana and Colorado. We will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi. There can be no assurance that any such approvals will be obtained.

     If the Mississippi Commission determined that we, BDI, Investor, Majestic Investor Holdings or Barden Mississippi violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the approvals of any such company and the license of Barden Mississippi, subject to compliance with certain statutory and regulatory procedures. In addition, we, BDI, Investor, Majestic Investor Holdings, Barden Mississippi and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and our business, financial condition and results of operations.

     License fees and taxes are computed in various ways depending on the type of gaming involved and are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly, monthly, quarterly or annually. Gaming taxes are based upon:

     - a percentage of the gross gaming revenues received by the casino operation;

     -   the number of gaming devices operated by the casino; or

     -   the number of table games operated by the casino.

     The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is eight percent of all gaming receipts in excess of $134,000 per month. The foregoing license fees paid by Barden Mississippi are allowed as a credit against Barden Mississippi's Mississippi income tax liability for the year paid. The gross revenue fee imposed by Tunica County equals approximately four percent of the gaming receipts.

     Colorado Gaming Regulation

     Colorado legalized limited gaming by constitutional amendment approved by Colorado voters on November 6, 1990. The Colorado legislature thereafter enacted the Limited Gaming Act of 1991 (the

"Colorado Act") to implement the provisions of the constitutional amendment, and limited gaming commenced in Colorado on October 1, 1991. The Colorado Act authorizes limited gaming only in certain designated commercial districts of Central City, Black Hawk and Cripple Creek, Colorado. Limited gaming consists of poker, blackjack and slot machines, all with maximum single bets of five dollars. Only persons aged 21 or older may participate in limited gaming, and limited gaming and the sale of alcoholic beverages are prohibited between the hours of 2:00 a.m. and 8:00 a.m. Limited gaming is only allowed on premises licensed for that purpose, and the licensed premises of any building may not exceed 35% of the square footage of the building and no more than 50% of any floor of such building. There is no limitation on the size of any structure or total square footage devoted to limited gaming.

     Pursuant to the Colorado Act and the rules and regulations promulgated thereunder (collectively, the "Colorado Gaming Regulations"), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation. The Colorado Act created the Division of Gaming (the "Colorado Division") within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission") to license, implement, regulate, and supervise the conduct of limited gaming. The Director of the Colorado Division (the "Colorado Director"), under the general supervision of the Colorado Gaming Commission, is granted broad powers to ensure compliance with the Colorado Act and the rules.

     The Colorado Act declares public policy on limited stakes gaming to be that:

     - the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively, the rights of the creditors of licensees are protected and gaming is free from criminal and corruptive elements;

     - public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment;

     - all establishments where limited stakes gaming is conducted and where gambling devices are operated and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy and free competition in Colorado; and

     - no applicant for a license or other approval has any right to a license or to the granting of the approval sought.

     The Colorado Gaming Commission may issue: (1) slot machine or distributor;
(2) operator; (3) retail gaming; (4) support; and (5) key employee gaming licenses. The first three licenses require annual renewal by the Colorado Gaming Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The license renewal process requires that the Colorado Division re-certifies to the Colorado Gaming Commission that the licensee continues to operate in compliance with all statutes, rules and regulations governing the conduct of casino gaming in Colorado and continues to be of good moral character and fitness. The Colorado Gaming Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

     A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses.

     In October 2001, the Colorado Gaming Commission issued operator and retail licenses to Barden Colorado, the owner and operator of Fitzgeralds Black Hawk. The operator license was effective in October 2001. The retail license became effective upon assumption of control of Fitzgeralds Black Hawk by Barden Colorado in December 2001. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission for a one year period in October 2003.

     The Colorado Act requires that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Colorado Division and the Colorado Gaming Commission. The Colorado Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant. Limited disclosure forms are required of those persons holding any equity interest in a non-publicly traded applicant.

     In addition, all persons loaning monies, goods, or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission, and in the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested, or to submit to a suitability or background investigation, may result in the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Investigations for suitability, background, or any other reason may delay a license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the rules are void and unenforceable.

     Persons found unsuitable by the Colorado Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee's license or applicant's license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

     The Colorado Act and the rules require licensees to maintain detailed books and records which accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Gaming Commission, the Colorado Division and other law enforcement authorities. The rules also establish extensive playing procedures, standards, requirements and rules of play for poker, blackjack and slot machines.

     Retail gaming licensees must, in addition, adopt comprehensive internal control procedures governing their limited gaming operations. Such procedures include the areas of accounting, internal fiscal control, surveillance, security, cashier operations, key control, reporting procedures, personnel procedures and fill and drop procedures, among others. Such procedures must be approved in advance by the Colorado Division. Licensees are prohibited from engaging in fraudulent acts which include, among other things, misrepresenting the probabilities of pay out, improperly canceling a bet, conducting limited gaming without a valid license and employing an unlicensed person in a position which requires a licensed employee. Licensees must report to the Colorado Division all licenses, and all applications for licenses, in foreign jurisdictions.

     With limited exceptions applicable to licensees that are publicly traded entities, no person, including persons who may acquire an interest in a licensee pursuant to a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission.

     The State of Colorado has enacted an annual tax on the adjusted gross proceeds ("AGP") from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. Currently, the gaming tax on AGP ranges between 0.25% and 20%. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. Under the Constitution of the State of Colorado, the Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Since July 1, 1999, the Colorado Commission has set a gaming tax rate of 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million. The tax rates were reaffirmed by the Colorado Gaming Commission on June 19, 2003 for the period July 1, 2003 through June 30, 2004. For the fiscal year starting July 1, 2004, the Colorado Gaming Commission is currently evaluating the tax rates. There is no assurance that the Colorado Gaming Commission will keep tax rates at their current levels.

     The Colorado Gaming Commission also may impose device fees. Effective July 1, 1999, the Colorado Commission eliminated annual device fees. Despite the elimination of the annual device fee, casinos are still required to obtain device stamps from the Colorado Division of Gaming and must follow device tracking procedures. The City of Black Hawk imposes a monthly device fee on each slot machine, black jack and poker table in the current amount of $62.50 per device or table. Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, liquor license and other municipal taxes and fees. It is not unreasonable to expect substantial increases in these fees or the imposition of new taxes and fees.

     Violations of the Colorado Act, or any of the rules, is a criminal offense. Persons violating the Colorado Act or the rules may, in addition to any gaming license suspension or revocation, or administrative fine be subject to criminal prosecution resulting in incarceration, fines or both.

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

     Regulations adopted by the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department and the gaming regulatory authorities in the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. On September 26, 2002

FinCEN implemented the suspicious activity reporting rule. This reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity.

     Fitzgeralds Tunica has been notified by the Treasury Department that the Treasury Department will conduct an audit of Fitzgeralds Tunica's compliance with the currency transaction and suspicious activity reporting requirements. We feel that this audit is routine in nature and not the result of specific reporting requirement violations. The audit should begin in the spring of 2004.

     Compliance with Other Laws and Regulations

     Our operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages.

ITEM 2.      PROPERTIES

     We own and operate three casino properties, located in Gary, Indiana, Tunica County, Mississippi and Black Hawk, Colorado. The 9 1/2% notes and our $80.0 million senior secured credit facility are secured by a lien on substantially all of our and our subsidiary guarantors' assets, including the real property.

                         SUMMARY OF PROPERTY INFORMATION

                                             Majestic Star           Fitzgeralds Tunica     Fitzgeralds Black Hawk
                                             ---------------------------------------------------------------------
Property Data:
Date Opened...........................         June 1996                 June 1994                 May 1995
Gaming Square Feet....................             43,000                    36,000                  10,253
Slot Machines.........................              1,504                     1,347                     594
Table Games...........................                 50                        34                       6
Hotel Rooms...........................                 --               435 standard                     --
                                                                        72 suites
Amenities.............................       - Buffet                -  Buffet                 - Restaurant
                                             - Food Court            -  Steak house            - Bar
                                             - Restaurant            -  Coffee shop
                                             - Gift shop             -  2 bars
                                             - Ballroom              -  Ballroom
                                             - Bars                  -  Gift shop

Parking...............................       2,000 covered             411 covered             392 covered valet
                                             2,600 surface             1,252 surface
                                                                       120 valet

ITEM 3. LEGAL PROCEEDINGS

     Various legal proceedings are pending against the Company. Other than those described below, management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not, individually or in the aggregate, have a material effect on the Company's financial condition, results of operations or cash flows.

     In March 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against the BHR Joint Venture, our Joint Venture Partner, and the Company. The plaintiff, a former employee of the Company, claims to have been assaulted in the BHR Joint Venture parking lot in June 1997 and requested compensatory and punitive damages totaling approximately $11.0 million. The suit alleged that the Joint Venture Partner and the Company failed to provide adequate security to prevent assaults. On March 2, 2004, the parties agreed to settle the lawsuit for $57,500. The Company is directly responsible for $7,500 of the settlement with the remainder split-evenly between our Joint Venture Partner and the BHR Joint Venture. The Company had adequately reserved for this settlement at December 31, 2003.

     In March 2000, the Company was issued a notice of audit findings, and in May 2000, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1996 and 1998. The Indiana Department of Revenue has taken the position that Indiana gross wagering tax must be added back to the Company's income for the purpose of determining the Indiana adjusted gross income tax on the Company's non-resident member, and that the Company had the duty to withhold and remit adjusted gross income tax payable by its non-resident member. The tax deficiency assessed for 1996 and 1998 totals $554,000, plus accrued interest. In February 2003, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1999, 2000 and 2001, concerning the same issue. The tax deficiency assessed for 1999-2001 totals $2.0 million, plus accrued interest. The Company believes that the position of the Indiana Department of Revenue is not valid, and the Company has filed administrative protests and demands for hearing with the Department of Revenue to protect its rights with respect to all tax years. The Company is aware that other casino operators have also filed similar protests and demands. However, it is too early to determine the outcome of these contested tax assessments and, accordingly, the accompanying financial statements do not include any accrual relating to this contingent liability.

     In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The plaintiff is seeking back pay, front pay, compensatory damages and punitive damages in excess of $3.5 million. The Company is vigorously defending the lawsuit. However, it is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position and results of operations and, accordingly, the accompanying financial statements do not include any accrual relating to this contingent liability.

     In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Barden Mississippi. The plaintiffs claim the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The Company intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations and, accordingly, the accompanying financial statements do not include any accrual relating to this contingent liability.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company is a limited liability company and 100% of our membership interests are indirectly held by Mr. Barden. There is no established public trading market for the membership interests.

     We did not pay any cash dividends during the past three years, and have no current plan to pay any cash dividends in the near term. We are restricted in our ability to pay dividends under various covenants of our debt documents.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is incorporated herein by reference from the table entitled "Five Year Summary of Selected Financial Data" set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements. Forward-looking statements include the words "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include, but are not limited to:

- the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under the $80.0 million credit facility and the 9 1/2% notes;

- changes or developments in laws, regulations or taxes in the casino and gaming industry including increases in new taxes imposed on gaming revenues, gaming devices or admission taxes;

- increased competition in existing markets or the opening of new gaming jurisdictions;

- our failure to obtain, delays in obtaining or the loss of any licenses, permits or approvals, including gaming and liquor licenses, or the limitation or conditioning of any such licenses, permits or approvals, or our failure to obtain an unconditional renewal of any such licenses, permits or approvals on a timely basis;

- other adverse conditions, such as adverse economic conditions in the company's markets, changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular;

- the ability to fund capital improvements and development needs from existing operations, available credit, or new financing;

- risk of our joint venture partner, Trump Indiana, Inc., not making its lease payments when due in connection with the parking facility in Gary, Indiana or failing to fund the joint venture;

- adverse determinations of issues related to disputed taxes, particularly in Indiana;

- factors relating to the current state of world affairs and any further acts of terrorism or any other destabilizing events in the United States or elsewhere; and

- other factors discussed under "Factors that May Affect Future Results" or elsewhere in this report that may be disclosed from time to time in filings we make with the SEC or otherwise.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in
Item 15(a).

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                             For The Years Ended December 31,
                                            ------------------------------------------------------------------
                                               2003          2002         2001(1)        2000          1999
                                            ----------    ----------  --------------  ----------    ----------
                                                                      (in thousands)
STATEMENT OF OPERATIONS DATA:
 Net revenues (2) (5)                       $  261,783    $  263,102    $  133,095    $  117,993    $  118,922
 Costs and expenses                            230,338       227,452       118,476       109,131       102,839
 Operating income                               31,445        35,650        14,619         8,862        16,083
 Interest expense, net                          31,178        32,225        15,626        14,105        14,438
 (Loss) gain on bond redemption                (31,960)           69             -          (382)      (15,238)
 (Loss) income from continuing
   operations                                  (31,879)        3,311        (1,156)       (5,750)      (13,760)
 Loss from discontinued operation (3)          (11,973)       (1,995)         (395)            -             -
 Net (loss) income                             (43,852)        1,316        (1,551)       (5,750)      (13,760)

                                                                    As Of December 31,
                                            ------------------------------------------------------------------
                                             2003(4)         2002          2001          2000          1999
                                            ----------    ----------  --------------  ----------    ----------
                                                                      (in thousands)
BALANCE SHEET:
    Cash and cash equivalents               $   22,058    $   24,548    $   25,925    $   16,120    $   20,145
    Restricted cash                              1,400         1,250         1,000         2,000         7,358
    Investment in BHR                           29,734        31,833        33,899        43,924        38,146
    Total assets                               233,215       275,810       291,076       126,597       133,150
    Current liabilities                         33,667        25,458        37,160        21,795        21,311
    Long-term debt                             301,715       274,527       273,897       128,233       128,922
    Total liabilities                          335,382       299,985       311,057       150,028       150,233
    Member's deficit                          (102,167)      (24,175)      (19,981)      (23,431)      (17,083)

     NOTES:

(1) On December 6, 2001, the Company acquired the Fitzgeralds properties (the "Acquisition") and commenced operations of the Fitzgeralds properties on December 7, 2001 ("Inception"). Accordingly, the consolidated results of operations for the year ended December 31, 2001 reflect only 25 days of operating results for the Fitzgeralds properties.

(2)  Net revenues is defined as gross revenues less promotional allowances.

(3) Loss from discontinued operation represents the spin-off of Barden Nevada to Barden Development Inc. The $12.0 million loss from discontinued operations in 2003 includes a $10.0 million charge resulting from the write-down of the value of the Barden Nevada's assets to fair market value concurrent with the spin-off.

(4) Selected balance sheet data at December 31, 2003 is exclusive of Barden Nevada, which was spun-out to Barden Development, Inc. effective on December 31, 2003. For the selected balance sheet data as of December 31, 2002 and 2001, Barden Nevada is included as the assets of Barden Nevada are being recognized as held for use.

(5) Certain reclassifications were made to classify the costs of promotional allowances to be consistent with 2003. These reclassifications increased net revenues with a corresponding increase to operating expenses. Such reclassifications have no effect on previously reported net income. See
     Note 2 of Notes to Consolidated Financial Statements -- The Majestic Star Casino, LLC.

EXECUTIVE OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the "Company"), operates a riverboat gaming facility located in Gary, Indiana ("Majestic Star") and two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi" or "Fitzgeralds Tunica") and Black Hawk, Colorado (casino only) ("Barden Colorado" or "Fitzgeralds Black Hawk"). Fitzgeralds Tunica and Fitzgeralds Black Hawk are collectively referred to herein as the "Fitzgeralds Casinos." The Company, for a fee, manages the operations of Barden Nevada Gaming, LLC ("Barden Nevada" or "Fitzgeralds Las Vegas"). Fitzgeralds Las Vegas was spun-out to Barden Development, Inc. ("BDI"), the Company's parent, effective on December 31, 2003. Because the spin-off of Fitzgeralds Las Vegas was effective December 31, 2003, the discussion of our historical operating results in this section does not include the financial results of Fitzgeralds Las Vegas except to the extent it is a discontinued operation.

Majestic Star has been owned and operated by the Company since 1996. On December 6, 2001, the Company acquired the Fitzgeralds Casinos (the "Acquisition") and commenced operations of the Fitzgeralds Casinos on December 7, 2001 ("Inception"). Accordingly, the consolidated results of operations for the year ended December 31, 2001 reflect only 25 days of operating results for the Fitzgeralds Casinos.

Overall Operating Results

Our consolidated gross revenues in 2003 of $280.1 million were slightly less than our consolidated gross revenues in 2002 of $281.3 million, primarily due to a sluggish economy, intense competition, remodeling projects at both Majestic Star and Fitzgeralds Tunica, the closure for remodeling of food outlets at the Buffington Harbor gaming complex, which impacted Majestic Star's operations, and periods of severe weather that impacted both our Fitzgeralds Black Hawk and Fitzgeralds Tunica properties. We had a consolidated net loss of $43.9 million in 2003 compared to a consolidated net income of $1.3 million in 2002, primarily due to our refinancing activities, higher gaming taxes (primarily at Majestic
Star) and charges and write-downs related to the spin-out of Barden Nevada to BDI.

The Company derives in excess of 90% of its revenues from its casino operations, comprised of slot machines and table games. Casino revenues are the difference between the amount wagered and the amount paid to customers from gaming activities. In excess of 87% of our casino revenues are from slot machine revenues. Casino revenues are impacted by wagering volumes and the variability of win percentages associated with our casino games. The other principal components of revenues are room revenues from the hotel at Fitzgeralds Tunica and food and beverage revenues at each of the casino properties. Room revenues are a function of occupancy rate and average daily rate. Food and beverage revenues are similarly affected by volume of, and the prices charged by us for, food and beverage.

Our gross revenues are reduced by our promotional allowances. Promotional allowances consist of the retail value of hotel (Fitzgeralds Tunica only), food and beverage and other services and merchandise provided to our customers on a complimentary basis. In addition, we reduce revenues for the cash based payments to customers who are members of our slot clubs and other direct gaming cash-based promotional activities.

The Company's most significant expenses are expenses related to operating the casinos and the hotel (Fitzgeralds Tunica only), and the furnishing of food and beverage to our customers. Casino expenses include rental expenses of slot machines, payroll and benefit expenses, the cost of complimentaries provided to the casino departments for rooms, food and beverage, expenses for supplies, repairs and maintenance and various promotional activities.

The Company's other significant expenses relate to advertising and promotional expenses, gaming taxes, general and administrative, and depreciation and amortization. Advertising and promotional expenses primarily reflect the costs of media and production, including television, radio, billboards and direct mail, hosting and development of our casino customers, sales, and the payroll and benefits to support these functions. Gaming taxes consist of wagering taxes and admissions taxes paid to the States of Indiana, Mississippi and Colorado. The Company pays other forms of taxes including, sales and use taxes, payroll taxes, property taxes, franchise taxes, etc. These expenses are included in the expense category most directly related to the tax. General and administrative expenses include insurance, finance, human resources, information technology, facilities, utilities, general housekeeping, wardrobe, professional fees, property taxes, repairs and maintenance, rent and other expenses associated with the parking garage lease with Buffington Harbor Parking Associates ("BHPA"), berthing fees paid to the BHR Joint Venture and the payroll and benefits involved in operating the general and administrative areas.

Depreciation and amortization expense include depreciation on land improvements, building and building improvements, machinery, and equipment. Amortization includes the amortization of capitalized fees relating to the issuance costs of our 9 1/2% notes, our $80.0 million credit facility and the $16.3 million of unsecured and outstanding 11.653% notes. Prior to our refinancing on October 7, 2003, amortization included the write off of capitalized fees relating to the issuance of Majestic Star's $130.0 million of 10 7/8% notes, Majestic Investor Holdings, $151.7 million of 11.653% notes and the $20.0 million and $15.0 million credit facilities which previously existed at Majestic Star and Majestic Investor Holdings, respectively. In addition, the Fitzgeralds Casinos are amortizing certain intangible assets that were recognized at the Acquisition based on the value of the assets that were acquired. Also, the Company is recognizing a loss for its equity investment in the BHR Joint Venture. After Majestic Star and the Joint Venture Partner reimburse the BHR Joint Venture for all operating losses and the costs of services, meals and beverages provided directly to their customers, the remaining net loss of the BHR Joint Venture results from depreciation expense associated with the BHR Joint Venture property.

An overview of the events that affected our 2003 results, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results and under the section entitled "Factors that May Affect Future Results":

- On October 7, 2003, the Company completed a refinancing of substantially all of its debt. This refinancing resulted in a charge of $32.0 million for the early extinguishment of debt, which reflects premiums paid and the write-off of original issue discount and deferred financing costs related to the redemption and repurchase of previously outstanding notes.

- The spin-out of Barden Nevada to BDI resulted in a loss from discontinued operations of $12.0 million in 2003, which included a charge of $10.0 million to write-down the assets of Barden Nevada to their fair market value.

- The Company paid higher gaming tax expenses of $6.6 million during 2003, including $2.1 million in June 2003 for a retroactive gaming tax assessment in Indiana, which negatively affected net income.

- Net income also was negatively affected by higher corporate expenses and lease expenses related to the parking garage at Majestic Star, remodeling projects at Majestic Star (including the closure of food outlets at the Buffington Harbor gaming complex) and Fitzgeralds Tunica, and severe weather that impacted both our Fitzgeralds Black Hawk and Fitzgeralds Tunica properties.

- We spent $18.5 million on capital expenditures in 2003, principally for the purchase of new slot machines, converting slot machines to ticket-in ticket-out ("TITO") technology and a new player tracking and casino management systems. We anticipate that we will spend approximately $18.0 million in 2004 for similar items. We believe that the TITO technology should lead to greater efficiency on our casino floor and greater slot machine playing times by our customers without interruptions.

- Majestic Star operated dockside during the entire year and we expanded our operations to 24 hours per day in July 2003.

- We see opportunities to increase customers at Majestic Star, Fitzgeralds Tunica and Fitzgeralds Black Hawk. The City of Gary is expected to start construction in spring 2004 on a new access road to Majestic Star, which we expect will have a positive effect on our financial results. Further, on February 11, 2004, we purchased approximately 170 acres of real property for $21.9 million from an affiliate. We intend to use the land for development opportunities, which may include possible joint venture opportunities with the City of Gary and/or private third parties. The Tunica River Park had its grand opening on March 18, 2004. The Park is just south of our Fitzgeralds Tunica property. In addition, a sightseeing riverboat recommenced operations concurrent with the grand opening. Fitzgeralds Tunica can promote directly to passengers of the riverboat. Efforts are underway in Colorado to improve access to the City of Black Hawk through road improvements and new roads. Better access to Black Hawk should increase visits to Fitzgeralds Black Hawk.

- The competitive factors set forth in Item 1. Business under the caption "Competition," have had and will continue to have an effect on our operations.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's statements of income expressed as a percentage of gross revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                              FOR THE YEARS ENDED DECEMBER 31,
                                                2003       2002       2001
                                                -----      -----      -----
REVENUES:
    Casino                                       91.2%      91.3%      96.5%
    Rooms                                         2.8%       2.9%       0.4%
    Food and beverage                             4.6%       4.6%       1.7%
    Other                                         1.4%       1.2%       1.4%
                                                -----      -----      -----
      Gross revenues                            100.0%     100.0%     100.0%
    Less promotional allowances                   6.5%       6.5%       1.4%
                                                -----      -----      -----
      Net revenues                               93.5%      93.5%      98.6%

COSTS AND EXPENSES:
    Casino                                       30.1%      30.1%      25.3%
    Rooms                                         0.9%       1.0%       0.1%
    Food and beverage                             1.9%       2.0%       1.6%
    Other                                         0.4%       0.4%       0.1%
    Gaming taxes                                 19.7%      17.3%      25.7%
    Advertising and promotion                     5.2%       5.7%       5.4%
    General and administrative                   14.2%      14.6%      17.5%
    Corporate Expenses                            1.2%       1.0%       0.0%
    Economic incentive - City of Gary             1.5%       1.4%       2.7%
    Depreciation and amortization                 6.2%       6.4%       6.5%
    Loss on investment in the BHR Joint Venture   0.9%       0.9%       2.1%
    Loss on sale of assets                        0.0%       0.0%       0.0%
    Pre-opening expenses                          0.0%       0.0%       0.8%
                                                -----      -----      -----
      Total costs and expenses                   82.2%      80.8%      87.8%
                                                -----      -----      -----
      Operating income                           11.3%      12.7%      10.8%
                                                -----      -----      -----

OTHER INCOME (EXPENSE):
    Interest income                               0.0%       0.1%       0.3%
    Interest expense                            -11.2%     -11.5%     -11.9%
    (Loss) gain on bond redemption              -11.4%       0.0%       0.0%
    Other non-operating expense                  -0.1%      -0.1%      -0.1%
                                                -----      -----      -----
      Total other expense                       -22.7%     -11.5%     -11.7%
                                                -----      -----      -----

Income from continuing operations               -11.4%       1.2%      -0.9%

Discontinued operations                          -4.3%      -0.7%      -0.3%

                                                -----      -----      -----
Net income  (loss)                              -15.7%       0.5%      -1.2%
                                                =====      =====      =====

The following table provides certain selected financial information from our Consolidated Statements of Operations.

Consolidated
------------

                                                                        Percentage
                                                                    Increase/(Decrease)
                                                                  ---------------------
                                                                   2003 v.      2002 v.
                                  2003       2002       2001         2002        2001
                                --------   --------   --------    ---------    ---------
                                         (in millions)
Casino Revenues               $  255.4   $  256.8   $  130.2         (0.6)%       97.3%
Room Revenues                      7.9        8.2        0.5         (2.8)%     1399.4%
Food and Beverage
  Revenues                        12.8       12.8        2.4         (0.1)%      443.8%
Other Revenues                     4.0        3.5        1.8         13.1%        92.3%
                              --------   --------   --------    ---------    ---------
  Gross Revenues                 280.1      281.3      134.9         (0.4)%      108.5%
Less Promotional
  Allowances                      18.3       18.2        1.8          0.5%       896.3%
                              --------   --------   --------    ---------    ---------
  Net Revenues                   261.8      263.1      133.1         (0.5)%       97.7%
Operating Expenses               230.4      227.5      118.5          1.3%        92.0%
                              --------   --------   --------    ---------    ---------
  Operating Income                31.4       35.6       14.6        (11.8)%      143.9%
Other Expenses                   (63.3)     (32.3)     (15.8)        95.8%       105.0%
                              --------   --------   --------    ---------    ---------
  (Loss) Income from
    Continuing Operations        (31.9)       3.3       (1.2)     (1365.0)%      386.5%
Loss from Discontinued
  Operation                      (12.0)      (2.0)      (0.4)       500.2%       405.1%
                              --------   --------   --------    ---------    ---------
  Net (Loss) Income           $  (43.9)  $    1.3   $   (1.6)     (3432.8)%      184.9%
                              ========   ========   ========    =========    =========

The following tables provides certain selected segment financial information for each of Majestic Star, Fitzgeralds Tunica, and Fitzgeralds Black Hawk, as well as Majestic Investor Holdings (an intermediate holding company that owns Fitzgeralds Tunica and Fitzgerald Black Hawk).

Majestic Star
-------------

                                                                        Percentage
                                                                    Increase/(Decrease)
                                                                  ---------------------
                                                                   2003 v.      2002 v.
                                  2003       2002       2001         2002        2001
                                --------   --------   --------    ---------    ---------
                                        (in millions)
Casino Revenues               $  136.5   $  132.6   $  122.2          3.0%         8.5%
Room Revenues                       --         --         --           --           --
Food And Beverage
  Revenues                         1.5        1.6        1.6         (7.9)%        0.6%
Other Revenues                     2.3        1.9        1.7         17.3%        12.5%
                              --------   --------   --------    ---------    ---------
  Gross Revenues                 140.3      136.1      125.5          3.1%         8.5%
Less Promotional
  Allowances                       1.4        1.0        0.6         39.9%        67.6%
                              --------   --------   --------    ---------    ---------
  Net Revenues                   138.9      135.1      124.9          2.8%         8.2%
Operating Expenses               123.9      117.5      110.4          5.4%         6.4%
                              --------   --------   --------    ---------    ---------
  Operating Income                15.0       17.6       14.5        (14.7)%       21.5%
Other Expenses                   (27.4)     (14.4)     (14.8)        90.1%        (2.6)%
                              --------   --------   --------    ---------    ---------
  Net Income (Loss)           $  (12.4)  $    3.2   $   (0.3)      (483.5)%     1252.1%
                              ========   ========   ========    =========    =========

Fitzgeralds Tunica
------------------

                                                                        Percentage
                                                                    Increase/(Decrease)
                                                                  ---------------------
                                                                   2003 v.      2002 v.
                                  2003       2002       2001         2002        2001
                                --------   --------   --------    ---------    ---------
                                         (in millions)
Casino Revenues               $   84.4   $   88.2   $    5.5         (4.3)%     1505.5%
Room Revenues                      7.9        8.2        0.5         (2.8)%     1399.4%
Food and Beverage
  Revenues                         9.3        9.3        0.6          0.1%      1482.5%
Other Revenues                     1.4        1.3        0.1          8.0%      1471.7%
                              --------   --------   --------    ---------    ---------
  Gross Revenues                 103.0      107.0        6.7         (3.7)%     1494.5%
Less Promotional
  Allowances                      13.7       14.1        0.9         (2.6)%     1377.9%
                              --------   --------   --------    ---------    ---------
  Net Revenues                    89.3       92.9        5.8         (3.9)%     1513.8%
Operating Expenses                76.9       78.6        5.1         (2.1)%     1440.5%
                              --------   --------   --------    ---------    ---------
  Operating Income                12.4       14.3        0.7        (13.6)%     2085.4%
Other Income (Expenses)            0.0        0.0        0.0        (60.2)%     1750.8%
                              --------   --------   --------    ---------    ---------
  Net Income                  $   12.4   $   14.3   $    0.7        (13.7)%     2084.6%
                              ========   ========   ========    =========    =========

Fitzgeralds Black Hawk
----------------------

                                                                        Percentage
                                                                    Increase/(Decrease)
                                                                  ---------------------
                                                                   2003 v.      2002 v.
                                  2003       2002       2001         2002        2001
                                --------   --------   --------    ---------    ---------
                                         (in millions)
Casino Revenues                 $   34.5   $   36.0   $    2.5         (4.4)%     1335.6%
Room Revenues                         --         --         --           --           --
Food and Beverage
  Revenues                           2.0        1.9        0.2          5.7%      1124.5%
Other Revenues                       0.3        0.3        0.0          8.0%      1791.8%
                                --------   --------   --------    ---------    ---------
  Gross Revenues                    36.8       38.2        2.7         (3.8)%     1325.5%
Less Promotional
  Allowances                         3.1        3.1        0.3          1.6%      1101.8%
                                --------   --------   --------    ---------    ---------
  Net Revenues                      33.7       35.1        2.4         (4.3)%     1348.9%
Operating expenses                  27.2       28.4        1.7         (4.4)%     1524.8%
                                --------   --------   --------    ---------    ---------
  Operating Income                   6.5        6.7        0.7         (3.5)%      892.4%
Other income (expenses)              0.0        0.0        0.0       (100.0)%      810.3%
                                --------   --------   --------    ---------    ---------
  Net Income                    $    6.5   $    6.7   $    0.7         (3.6)%      892.3%
                                ========   ========   ========    =========    =========

Majestic Investor Holdings
--------------------------

                                                                                 Percentage
                                                                             Increase/(Decrease)
                                                                             ------------------
                                                                              2003 v.    2002 v.
                                         2003         2002         2001        2002       2001
                                       --------     --------     --------    -------     ------
  a.                                             (in millions)
Casino Revenues                               -            -            -          -          -
Room Revenues                                 -            -            -          -          -
Food and Beverage
  Revenues                                    -            -            -          -          -
Other Revenues                                -            -            -          -          -
                                       --------     --------     --------      -----      -----
  Gross Revenues                              -            -            -          -          -
Less Promotional
  Allowances                                  -            -            -          -          -
                                       --------     --------     --------      -----      -----
  Net Revenues                                -            -            -          -          -
Operating Expenses                     $    2.4     $    2.9     $    1.2      (19.2)%    143.6%
                                       --------     --------     --------      -----      -----
  Operating loss                           (2.4)        (2.9)        (1.2)     (19.2)%    143.6%
Other expenses                            (35.9)       (18.0)        (1.0)     100.0%    1710.0%
                                       --------     --------     --------      -----      -----
  Loss from Continuing
    Operations                            (38.3)       (20.9)        (2.2)      83.2%     848.5%
Loss from Discontinued
  Operation                               (12.0)        (2.0)        (0.4)     500.2%     405.1%
                                       --------     --------     --------      -----      -----
  Net loss                             $  (50.3)    $  (22.9)    $   (2.6)     119.5%     781.1%
                                       ========     ========     ========      =====      =====

         The following tables reflect selected financial information as a percentage of consolidated gross revenues at Majestic Star, Fitzgerald Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings.

Majestic Star
-------------


                                 2003      2002     2001
                                ------    ------   ------
Casino Revenues                   48.8%     47.1%    90.6%
Room Revenues                        -         -        -
Food and Beverage
  Revenues                         0.5%      0.6%     1.2%
Other Revenues                     0.8%      0.7%     1.3%
                                ------    ------   ------
  Gross Revenues                  50.1%     48.4%    93.1%
Less Promotional
  Allowances                       0.5%      0.4%     0.5%
                                ------    ------   ------
  Net Revenues                    49.6%     48.0%    92.6%
Operating Expenses                44.2%     41.7%    81.8%
                                ------    ------   ------
  Operating Income                 5.4%      6.3%    10.8%
Other Expenses                    (9.8)%     5.1%   (11.0)%
                                ------    ------   ------
  Net Income (Loss)               (4.4)%     1.2%    (0.2)%
                                ======    ======   ======

Fitzgeralds Tunica
------------------

                                   2003        2002        2001
                                  ------      ------      ------
Casino Revenues                     30.1%       31.3%        4.1%
Room Revenues                        2.9%        2.9%        0.4%
Food and Beverage
  Revenues                           3.3%        3.3%        0.4%
Other Revenues                       0.5%        0.5%        0.1%
                                  ------      ------      ------
  Gross Revenues                    36.8%       38.0%        5.0%
Less Promotional
  Allowances                         4.9%        5.0%        0.7%
                                  ------      ------      ------
  Net Revenues                      31.9%       33.0%        4.3%
Operating Expenses                  27.5%       27.9%        3.8%
                                  ------      ------      ------
  Operating Income                   4.4%        5.1%        0.5%
Other Expenses                       0.0%        0.0%        0.0%
                                  ------      ------      ------
  Net Income                         4.4%        5.1%        0.5%
                                  ======      ======      ======

Fitzgeralds Black Hawk
----------------------

                                   2003       2002       2001
                                  ------     ------     ------
Casino Revenues                     12.3%      12.8%       1.9%
Room Revenues                          -          -          -
Food and Beverage
  Revenues                           0.7%       0.7%       0.1%
Other Revenues                       0.1%       0.1%       0.0%
                                  ------     ------     ------
  Gross Revenues                    13.1%      13.6%       2.0%
Less Promotional
  Allowances                         1.1%       1.1%       0.2%
                                  ------     ------     ------
  Net Revenues                      12.0%      12.5%       1.8%
Operating Expenses                   9.7%      10.1%       1.3%
                                  ------     ------     ------
  Operating Income                   2.3%       2.4%       0.5%
Other Expenses                       0.0%       0.0%       0.0%
                                  ------     ------     ------

  Net Income                         2.3%       2.4%       0.5%
                                  ======     ======     ======

Majestic Investor Holdings
--------------------------

                                   2003       2002       2001
                                  ------     ------     ------
Casino Revenues                        -          -          -
Room Revenues                          -          -          -
Food and Beverage
  Revenues                             -          -          -
Other Revenues                         -          -          -
                                  ------     ------     ------
  Gross Revenues                       -          -          -
Less Promotional
  Allowances                           -          -          -
                                  ------     ------     ------
  Net Revenues                         -          -          -
Operating Expenses                   0.9%       1.0%       0.9%
                                  ------     ------     ------
  Operating Loss                    (0.9)%     (1.0)%     (0.9)%
Other Expenses                     (12.8)%     (6.4)%     (0.7)%
                                  ------     ------     ------
  Loss from Continuing
    Operations                     (13.7)%     (7.4)%     (1.6%)
Loss from Discontinued
  Operation                         (4.3)%     (0.7)%     (0.3)%
                                  ------     ------     ------
  Net loss                         (18.0)%     (8.1)%     (1.9)%
                                  ======     ======     ======

2003 compared to 2002
---------------------

Consolidated gross revenues declined $1.2 million or 0.4% to $280.1 million in 2003 from 2002 primarily due to soft economic conditions, intense competition remodeling projects at both Majestic Star and Fitzgeralds Tunica, which disrupted our casino floors, the closure for remodeling of food outlets at the Buffington Harbor gaming complex, which impacted Majestic Star's casino operations, and periods of severe weather that impacted both our Fitzgeralds Black Hawk and Fitzgeralds Tunica properties. Since consolidated casino revenues represents 91.2% of our consolidated gross revenues, the items that impacted our consolidated gross revenues also impacted our consolidated casino revenues. Nevertheless, casino revenues increased at Majestic Star during 2003. Majestic Star's increased casino revenues came primarily from table games, as table games drop increased $19.6 million during 2003. Supporting overall gaming activity at Majestic Star was the opening of the 2,000 space parking garage at Buffington Harbor in May 2002, the implementation of dockside gaming in August 2002 and the provision for around the clock gaming which began in July 2003. At Fitzgeralds Tunica, slot revenues declined $3.1 million and table game revenues declined $700,000, primarily due to lower volumes. At Fitzgeralds Black Hawk slot revenues declined $1.6 million, also primarily due to lower volumes. At Fitzgeralds Black Hawk management focused marketing and promotional efforts on higher margin guests, thus generating lower revenue from lower margin and unprofitable guests. With respect to Fitzgeralds Black Hawk, the maximum wager is $5.00.

Total consolidated operating costs and expenses increased $2.9 million or 1.3% to $230.4 million in 2003 from 2002. Fitzgeralds Tunica and Fitzgerald Black Hawk experienced lower casino and room (Fitzgeralds Tunica only) expenses due to lower business volumes. The expense reductions were offset by Majestic Star's slight increase in casino expenses due to increased casino volumes and cash based marketing programs. Consolidated food and beverage expenses decreased 9.6% during 2003 compared to 2002 primarily because all of our properties focused on cost containment.

One of the more significant differences between results of operations in 2003 and 2002 is the higher consolidated gaming taxes paid in 2003, principally attributed to Majestic Star. The increase is primarily due to the higher tiered tax structure in Indiana imposed in connection with the implementation of dockside gaming in August 2002. The tiered tax structure for the year ended December 31, 2003 resulted in $4.5 million of additional taxes paid by Majestic Star. In addition, Majestic Star took a one-time charge of $2.1 million in June 2003 for "retroactive dockside taxes." At Fitzgeralds Black Hawk gaming taxes increased by $0.8 million or 16.5% primarily due to a higher effective tax rate during 2003 versus 2002. Under Colorado's tiered tax-structure, the tax year starts on July 1 and ends on June 30. Since we acquired Fitzgeralds Black Hawk on December 6, 2001 and commenced operations on December 7, 2001, our overall effective tax rate was lower for the year than normal because we did not operate the property during the full gaming tax year, July 1 to June 30, and did not hit the higher tax levels in the tiered structure. Starting July 1, 2002, we began paying gaming taxes again starting at the bottom of Colorado's tiered tax structure. During the period July 1, 2002 to December 31, 2002 we expensed the amounts actually paid to the state of Colorado for gaming taxes and trued up our 2002 annual expense based upon the effective tax rate calculated from January 1, 2002 to December 31, 2002 at December 31, 2002. The increases in gaming taxes at Majestic Star and Fitzgeralds Black Hawk during 2003 were offset by a decrease in gaming taxes at Fitzgeralds Tunica of $0.8 million during 2003 due to lower casino revenues. For a more detailed discussion on the gaming tax structures in the states in which we operate, see "Government Regulations and Licensing."

Consolidated general and administrative expenses decreased $1.5 million or 3.7% to $39.7 million in 2003 from 2002. The decrease in general and administrative expenses is primarily due to reduced payroll and benefit expenses, lower costs associated with the operations of the BHR Joint Venture (down $0.3 million), and reduced insurance premiums and bonus expenses. Offsetting these lower expenses was an increase in parking garage lease expenses paid by Majestic Star attributable to a full year of lease payments in 2003 compared to only seven months of payments in 2002, when the garage opened. Parking garage lease expenses were 2.1 million in 2003 compared to 1.0 million in 2002.

Property taxes are also included in general and administrative expenses. Lake County, Indiana is in the process of a general reassessment of property values for purposes of property taxes. Majestic Star's riverboat vessel and parcels of land, along with improvements to that land, owned by the BHR Joint Venture and BHPA are all located in Lake County, and were recently notified of an increase in assessed values. Majestic Star, in consultation with legal counsel, believes that the assessed values are excessive based on recent independent appraisals of similar land parcels and the original acquisition costs for the property. In addition, in the case of the riverboat vessel, Majestic Star believes that the assessed value was determined using an incorrect assessment guideline and incorrect reproduction cost multipliers, which fact has been confirmed by a third-party contractor who conducted the assessments. County officials have publicly acknowledged that the process is taking longer than expected and that many of the assessments of property value are being appealed by taxpayers, as is the case with Majestic Star. Until the process of assessment is complete and an accurate property base is established, a rate of tax cannot be determined. Accordingly, while Majestic Star has received notification of assessed values, it has not received a property tax bill nor can it reasonably determine a rate of tax to estimate its liability.

In accordance with procedures set by Lake County, pending the final determination of the property tax issue, Majestic Star has paid 70% of its 2002 tax liability as a deposit against the tax. Majestic Star has recorded an accrual for the remaining 2002 tax liability and the 2003 tax liability, which is equivalent to the full year 2002 tax liability, plus a factor for inflation, pending additional information from Lake County. In total, Majestic Star's property taxes, plus its share of taxes passed-through from the BHR Joint Venture and BHPA were approximately $3.4 million on an annual basis. A significant increase in the property tax above what Majestic Star has recorded would likely be material to the Company's results of operations.

Consolidated corporate expenses increased $0.7 million or 25.0% to $3.5 million in 2003 from 2002. The higher corporate expenses resulted from higher payroll, benefits, travel and relocation expenses associated with building our corporate staff.

Consolidated depreciation and amortization decreased to $17.5 million in 2003 from $18.1 million in 2002 due principally to the fact that the machinery and equipment at Majestic Star has been fully depreciated. In addition, since our refinancing on October 7, 2003, we are no longer amortizing deferred financing costs associated with all of the 10 7/8% notes and 89.3% of the 11.653% notes as these costs were written off on such date.

Consolidated net interest expense for the year ended December 31, 2003 was $31.2 million compared to $32.2 million for the same period in 2002. The decrease of $1.0 million is attributable to the lower interest cost from refinancing our debts in October 2003.

In October 2003, the Company recognized a loss of $32.0 million from the redemption and retirement of all of its 10 7/8% notes and the purchase of approximately 89.3% of its 11.653% notes. The loss on the retirement of debt is comprised of the premium paid to redeem or purchase and retire the old notes, and the write-off of the unamortized deferred debt issuance costs and the original issue discount related to the old notes.

The Company is recognizing a loss on discontinued operations of $12.0 million for the twelve-month period ended December 31, 2003 related to the spin-out of Barden Nevada to BDI. This compares to a loss on discontinued operations of $2.0 million for the twelve-month period ended December 31, 2002. Concurrent with the spin-out, Majestic Investor Holdings wrote down the assets of Barden Nevada to their fair market value. The writedown resulted in a $10.0 million charge. The remaining loss represents the net loss from operations of Barden Nevada for the period January 1, 2003 to the time of the spin-out, December 31, 2003, and for the twelve-month period ended December 31, 2002.

2002 compared to 2001

Consolidated gross revenues for 2002 increased $146.4 million or 108.5% over consolidated gross revenues recorded in 2001. Majestic Star accounted for $10.6 million of the increase. The balance of the increase is due to the acquisition of the Fitzgeralds Casinos. The Fitzgeralds Casinos were acquired on December 6, 2001 and commenced operations on December 7, 2001. As a result, the Fitzgeralds Casinos only had 25 days of operations in 2001 versus a full year in 2002. The increase in gross revenue at Majestic Star is primarily a result of the parking structure, which opened in May 2002, that provides customers with approximately 2,000 covered parking spaces and the commencement of dockside gaming in August 2002. Consolidated casino revenues, room revenues (Fitzgeralds Tunica only), food and beverage revenues, and other revenues also increased significantly during 2002 from 2001. The primary reasons for such increase are attributable to the full year of operation of the Fitzgeralds Casinos in 2002.

Consolidated promotional allowances increased $16.4 million in 2002. Majestic Star's promotional allowances increased $418,000 or 67.6% compared to 2001. The Fitzgeralds Casinos comprised the remainder of the increase, or $16.0 million, which is attributable to the full year of operation of the Fitzgeralds Casinos in 2002.

Total consolidated operating expenses increased $109.0 million or 92.0% to $227.5 million in 2002 from 2001, primarily attributable to the full year of operations of the Fitzgeralds casinos in 2002. An increase in Majestic Star's casino expenses also contributed to the increase in consolidated operating expenses. Majestic Star's casino expenses increased $4.2 million or 13.8% primarily because of an increase of $1.1 million for cash related coupons and $1.0 million in payroll and related benefits.

Consolidated other expenses were $1.0 million in 2002, an increase of $962,000 or 1503.2% from 2001. Consolidated other expenses are attributable to the Fitzgeralds Casinos and the increase is because of the full year of operation of the Fitzgeralds casinos in 2002. Other expenses represent the cost of merchandise related to our gift shop operations, labor and benefits to operate our gift shops, and labor and benefits to provide other services at our properties.

Consolidated gaming taxes increased $14.0 million or 40.3% to $48.7 million in 2002 from 2001. Majestic Star accounted for $33.6 million of consolidated gaming taxes for 2002 compared to $34.0 million of consolidated gaming taxes for 2001. For the six months ended June 30, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20% plus $3 per admission. For the period July 1, 2002 through August 4, 2002, gaming taxes were levied on adjusted gross receipts, at a flat rate of 22.5%. Beginning August 5, 2002, in connection with the commencement of dockside gaming, Majestic Star began to pay taxes under a graduated tax structure with a starting rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million. Majestic Star trued up its gaming tax liability to actual at December 31, 2002. In 2001, gaming taxes were paid at a flat 20% of gross receipts. The Fitzgeralds Casinos comprised the remaining increase in gaming taxes, or $14.4 million, which is attributable to the full year of operations of the Fitzgeralds Casinos in 2002.

Consolidated general and administrative expenses increased $17.6 million or 74.2% to $41.2 million in 2002 from 2001, primarily because of a full year of operations of the Fitzgeralds casinos in 2002. Majestic Star's general and administrative expenses increased $2.5 million in 2002 from 2001, primarily because of increased expenses associated with the BHPA parking garage, various legal claims and fees, increased property taxes, and increased insurance costs. Majestic Investor Holdings accounted for $0.3 million of consolidated general and administrative expenses compared to $26,000 in 2001. During 2002, Majestic Investor Holdings expensed $0.2 million of retention bonuses to various members of management which bonuses were paid for in the fourth quarter of 2002. The retention bonuses were negotiated prior to the acquisition of the Fitzgeralds Casinos and were given to certain members of the predecessor company's management team if they would stay with the successor company for a period of one year after the Acquisition.

The Company had consolidated corporate expenses of $2.8 million for the year ended December 31, 2002. The Company had no corporate expenses in 2001. Corporate expenses were incurred as a result of developing our corporate staff after the acquisition of the Fitzgeralds Casinos. Corporate expenses primarily comprise salary, benefits, travel and relocation expenses for our corporate staff.

Consolidated depreciation and amortization increased to $18.1 million in 2002 from $8.8 million in 2001. Majestic Star accounted for $6.6 million of consolidated depreciation and amortization for 2002 compared to $8.1 million for 2001. The decrease is attributable to machinery and equipment being fully depreciated. Majestic Investor Holdings accounted for $2.6 million of consolidated depreciation and amortization expense compared to $0.2 million for 2001. The increase at Majestic Investor Holdings is the result of the issuance of the 11.653% notes on December 6, 2001. The Company recognized 25 days of amortization on its deferred financing costs in 2001 versus a full year in 2002. The Fitzgeralds Casinos comprised the remainder of the increase, or $8.3 million, which is attributable to the full year of operation of the Fitzgeralds Casinos in 2002.

Loss on investment in the BHR Joint Venture totaled $2.4 million for 2002, compared to $2.8 million for 2001. The loss on investment represents our equity pick-up of the BHR Joint Venture's net loss, and is comprised primarily of depreciation, as Majestic Star and its Joint Venture Partner reimburse the BHR Joint Venture for all cash operating expenses and capital expenditures. The loss on investment declined due to property and equipment being fully depreciated.

Consolidated pre-opening costs for 2002 and 2001 were $13,000 and $1.0 million, respectively. These expenses were incurred prior to the Acquisition and represents costs including salaries and wages, professional fees and other administrative expenses.

Consolidated net interest expense for 2002 was $32.2 million compared to $15.7 million for 2001. The significant increase is attributable to interest expense recognized on the 11.653% notes for all of 2002 versus twenty-five days in 2001. Interest expense on the 11.653% notes increased $16.9 million. Net interest expense attributed to Majestic Star for 2002 was $14.3 million compared to $14.6 million for 2001. The $0.4 million decrease in net interest expense at Majestic Star is primarily attributed to a $0.1 million decrease in interest income, offset by lower interest paid on the line of credit and to the Indiana Department of Revenue.

In 2002, Majestic Investor Holdings purchased $0.8 million of the 11.653% notes with a face value of $0.9 million plus accrued interest. The notes, net of unamortized original discount, were being carried at a value of $0.8 million. The result was a $0.1 million gain.

The Company is recognizing a loss on discontinued operations of $2.0 million for 2002. This compares to a loss on discontinued operations of $0.4 million for the short 2001 operating period of the Fitzgeralds Casinos. Majestic Investor Holdings spun-out its equity interests in Fitzgeralds Las Vegas to BDI on December 31, 2003. As a result of the spin-out, the operating performance for Fitzgeralds Las Vegas has been classified as a discontinued operation for 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flow from our operations and borrowings from the issuance of senior secured notes and under our line of credit. We generate substantial cash flows from operating activities. For 2003, we reported cash flows from operating activities of $32.0 million, a 50.2% increase over the $21.3 million reported in 2002. We use our cash flows to meet our cash requirements which consist principally of financing the operating expenses described above, meeting our debt service requirements, making distributions to BDI under the management agreement, and financing capital expenditures, including the remodeling projects at Majestic Star and Fitzgeralds Tunica in 2003.

During the year ended December 31, 2003, we entered into our $80.0 million credit facility of which $26.0 million was outstanding at year end and issued the 9 1/2% notes, the proceeds of which were utilized to refinance our previously existing 10 7/8% notes and 89.3% of the 11.653% notes of Investor Holdings. At December 31, 2003, the Company had unrestricted cash and cash equivalents of $22.1 million, compared to $24.6 million at December 31, 2002. For the year ended December 31, 2003, the Company spent $18.5 million for property, plant and equipment which consisted principally of remodeling projects at Majestic Star and Fitzgeralds Tunica, new slot machines, conversion to TITO technology, the acquisition of approximately 50 acres of land and a warehouse from an affiliate of ours and the acquisition of new casino management systems and a slot player tracking system at Majestic Star. During 2002, the Company spent $10.4 million primarily on slot machines. In 2004, the Company anticipates spending $40.0 million, of which $21.9 million was spent on acquiring approximately 170 acres of property from Gary New Century, LLC, an affiliated company, and the balance of approximately $18.0 million to be spent primarily on installing new slot machines and converting slot machines to TITO. In 2002, the Company received cash of $3.8 million from a purchase price adjustment related to the purchase of the Fitzgeralds Casinos.

Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated normal operating requirements for working capital, its required capital expenditures and its significant contractual obligations with respect to amounts outstanding under the $80.0 million credit facility, the 11.653% notes, and the 9 1/2% notes, payments to the BHR Joint Venture, and lease payments to BHPA,. The majority of principal payments on our senior debt is not due until October 2010. However, the Company will be required to pay $16.3 million still outstanding on the 11.653% notes, plus accrued interest thereon, and any amounts outstanding on the $80.0 million credit facility in 2007. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition, will be sufficient for such purposes.

While we continue to evaluate potential opportunities to expand our existing casinos or to pursue other growth opportunities, we may not have sufficient funds to finance such strategic projects under our existing debt agreements, which also limits our ability to incur additional debt. The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the

Company. If necessary and to the extent permitted under the indenture governing the 9 1/2% notes, the Company will seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds. As of March 30, 2004, the Company had $41.0 million available on its $80.0 million credit facility.

REFINANCING TRANSACTIONS

On October 7, 2003, the Company consummated the refinancing of substantially all of its debt, including 100% of its 10 7/8% notes and 89.3% of Investor Holding's 11.653% notes. The refinancing was financed with the proceeds of the 9 1/2% notes plus $28.0 million from the $80 million credit facility along with cash on hand. In October 2003, the Company recognized a loss of $32.0 million in connection with the refinancing which is comprised of the premium paid to redeem or purchase and retire the old notes, and the write-off of the deferred debt issuance costs and of the original issue discount related to the old notes.

The 9 1/2% notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year, commencing on April 15, 2004. The 9 1/2% notes will mature on October 15, 2010. The 9 1/2% notes are secured by a pledge of our equity interests held by BDI, our equity interests in the subsidiary guarantors, and substantially all of our current and future assets, excluding the assets of Fitzgeralds Las Vegas and certain other excluded assets.

The indenture governing the 9 1/2% notes contains covenants which, among other things, restricts the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets; (iii) enter into transactions with affiliates; and (iv) sell any restricted subsidiaries' assets. In addition, upon a Change of Control as defined in the indenture governing the 9 1/2% notes, the Company will be required to offer to repurchase all of the outstanding 9 1/2% notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, to the date of repurchase.

Concurrent with the closing of the 9 1/2% notes, the Company established an $80 million credit facility with Wells Fargo Foothill, Inc., and terminated the two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80 million Credit Facility is secured by a first priority lien on substantially all of the assets of the Company (which excludes the assets of Fitzgeralds Las Vegas). Borrowings under the $80 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (defined in the credit agreement, as earnings before interest, taxes, depreciation and amortization) plus losses that occur from the early retirement of debt during the three-month period ended December 31, 2003. The Wells Fargo Foothill, Inc. base rate approximates the prime rate. Full payment of any outstanding balance under the $80 million credit facility is due upon maturity in October 2007. The credit agreement includes restrictive covenants similar to those set forth in the indenture governing the 9 1/2% notes and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and Interest Coverage Ratios, which increase periodically, and an annual limit on capital expenditures.

NEW ACCOUNTING PRINCIPLES

For information regarding New Accounting Principles, see Note 3 of the Notes to Consolidated Financial Statements. Presented below are New Accounting Principles that upon adoption had a material impact to our Consolidated Financial Statements.

In April 2002, the Financial Accounting Standards Board issued statement 145 ("SFAS 145"). SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 and as a result, reclassified $69,000 in a gain from the early extinguishment of debt, which item had previously been reported as an extraordinary item in 2002. In the fourth quarter of 2003, the Company recognized a loss on the retirement of debt of $32.0 million. The loss on the retirement of debt is comprised of the premium on the offers to purchase, the write-off of the deferred debt issuance costs and the original issue discount on the 10 7/8% notes and 89.3% of the 11.653% notes.

In June 2002, the Financial Accounting Standard Board issued Statement 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002. The Company recognized a $10.0 million charge as a result of the write-down of Barden Nevada's assets to fair market value concurrent with the spin-out of Barden Nevada to Barden Development, Inc. on December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain including those matters related to property taxes at Majestic Star. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition -- Casino revenues is the net win from gaming activities, which is the difference between the amount wagered by our gaming patrons and the amount paid out to our patrons as a result of those wagers. Hotel, food and beverage and other revenue are recognized at the time the related service is performed.

Goodwill and Other Intangible Assets -- We have approximately $5.9 million of goodwill and $9.2 million of other intangibles assets recorded on our balance sheet at December 31, 2003, related to the acquisition of the Fitzgeralds properties. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," in January 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment -- At December 31, 2003, we have approximately $142.2 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Casino Club Liability -- The Fitzgeralds Casinos offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Fitzgeralds Casinos' redemption history. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance -- The Company maintains accruals for self-insured health program, which are classified in payroll and related liabilities in the consolidated balance sheet. Management and consultants determine the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

Litigation, Claims and Assessments -- We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

CONTRACTUAL COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, which includes our $80.0 million credit facility at December 31, 2003.

                                                                   Payments Due By Year
Contractual Obligations       2004         2005          2006           2007          2008         Thereafter          Total
                           -----------  -----------   -----------   ------------   -----------    -------------    -------------
Long Term Debt             $         -  $         -   $         -   $ 16,290,000   $         -    $ 260,000,000    $ 276,290,000
Credit Facility                      -            -             -     25,958,000             -                -    $  25,958,000
Purchase obligations         4,472,828            -             -              -             -                -    $   4,472,828
Operating Leases (1)         1,643,402    1,563,229     1,480,125      1,480,125     1,478,605        9,467,982    $  17,113,468
                           -----------  -----------   -----------   ------------   -----------    -------------    -------------
            Total          $ 6,116,230  $ 1,563,229   $ 1,480,125   $ 43,728,125   $ 1,478,605    $ 269,467,982    $ 323,834,296

(1) The Majestic Star Casino, LLC and Trump Indiana have each entered into parallel operating lease agreements with BHPA. Each of the lease agreements call for The Majestic Star Casino, LLC and Trump Indiana to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month. However, each party is entitled to a credit of 50% of such payment if the other party makes its monthly payment. In the above Contractual Commitments schedule the BHPA operating lease is shown net of the 50% credit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Significant Leverage

We have a significant amount of debt. We currently have outstanding $276.3 million of long-term debt, $260.0 million, of which is represented by the 9 1/2% notes and $16.3 million ($15.8 million, net of original issue discount) of which is represented by the 11.653% notes issued by Majestic Investor Holdings, LLC in December 2001. We also have an $80.0 million senior secured credit facility, under which $39.0 million is currently outstanding. In addition, the indenture governing the notes permits us to incur additional debt in certain circumstances.

Our high level of debt could have important consequences and significant adverse effects on our business. For example, it could, among other things:

- require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes;

- limit our ability to fund or obtain additional financing for future working capital, or capital expenditures necessary to keep our casinos competitive or to finance expansions of our existing facilities or consummate acquisitions;

- increase our vulnerability to adverse economic and industry conditions or a downturn in our business; and

- result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the indenture or our senior secured credit facility, which event of default could result in all of our indebtedness becoming immediately due and payable and would permit some or all of our lenders to foreclose on our assets securing such indebtedness.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, and/or prospects as well as our ability to satisfy our obligations under the notes.

Competition.

We face intense competition in each of the markets in which our gaming facilities are located. In some of the jurisdictions in which we operate, competition is expected to intensify as new gaming operations enter these markets and existing competitors consolidate with one another or expand or enhance their operations. Our competitors have engaged in aggressive market strategies. In addition, expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future.

Competition requires us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures, that we will be able to obtain sufficient financing to fund such expenditures or that our senior secured credit facility will permit such capital expenditures to be made.

Government Regulation and Taxes.

Government regulations require us to, among other things:

- pay gaming fees and taxes in each state where we operate a casino, including retroactive taxes when and if enacted, such as the $2.1 million retroactive dockside tax in Indiana;

- obtain a gaming license in each state where we operate a casino, which we must have renewed periodically and which may be suspended or revoked if we do not meet detailed regulatory requirements; and

- receive and maintain local licenses to sell alcoholic beverages in our casinos.

No assurances can be given that any new gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals, will be given or that existing ones will be renewed when they expire.

The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business or financial results. Further, because the casino industry can provide a significant source of tax revenues, changes in tax laws or the interpretation of existing laws can adversely affect the Company. Certain expanded opportunities for the Company, such as dockside gaming, have been combined with increased taxation. In addition, the Company is challenging certain tax assessments, including those related to the deductibility of gaming tax expense when computing income taxes and real property taxes in Indiana, which if ultimately determined adversely to the Company could have a material adverse effect on our financial results.

Legislation or local referenda on gaming may restrict or adversely impact our operations.

The casino entertainment industry is subject to political and regulatory uncertainty. In some of the jurisdictions in which we currently operate or from which we attract customers, or in which we may expand, gaming is subject to local referenda and there have been a number of initiatives to ban or expand to new venues gaming in the jurisdictions in which our casinos are located or to expand gaming to new venues competitive with our properties For example, there have been three prior attempts to ban gaming in Mississippi. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations could be negatively impacted.

Economic Factors.

The economic health of the casino industry is affected by a number of macro economic factors that are beyond our control, including: (i) general economic conditions and economic conditions specific to our primary markets; (ii) levels of disposable income of casino patrons; (iii) increased transportation costs resulting in decreased travel by patrons; and, (iv) increased energy costs. We believe that one or more of the foregoing economic conditions did have an adverse impact on our results of operation in 2003 and any of these factors could negatively impact our revenues and results of operations in the future.

Political Factors.

Continuing military action, the prospects of extended military action and the fear of domestic terrorism has resulted in a decline in vacation travel and tourism. The magnitude and duration of these effects is unknown and cannot be predicted. Any decline in vacation travel and tourism could adversely affect our revenues. Continued or even worsening negative market conditions related to any future occurrences of terrorist actions or other destabilizing events, and other actions that perpetuate a climate of war could cause existing and potential customers to delay and cancel travel, convention and vacation plans, could decrease wagering and increase energy or other costs, and as a result could adversely affect our revenues and cash flow in the future.

Joint Venture Partner.

Efficient operation of the BHR Joint Venture to support our casino will depend upon our continuing ability, as well as that of our Joint Venture Partner, to fund day-to-day operations and agree on related business matters. In addition, both we and our Joint Venture Partner are jointly and severally liable to make lease payments related to the Buffington Harbor parking facility. When our Joint Venture Partner makes its share of the lease payment, we receive a 50% credit towards our lease obligations. Any failure by the Joint Venture Partner to fund operations of the BHR Joint Venture when required or to make the lease payments related to the Buffington Harbor parking facility (including its obligations under the BHPA lease), or any significant conflict in this relationship that is not promptly resolved, would adversely affect the operations of the gaming complex. A significant disruption in the business of the gaming complex is likely to adversely affect the operations of Majestic Star and our ability to generate revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any financial instruments held for trading or other speculative purposes, and does not hedge any of its market risks with derivative instruments.

     The Company's primary market risk exposure relates to interest risk exposure through its borrowings and third-party financing, including the $80.0 million senior secured credit facility, under which interest accrues on a floating rate basis. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its third-party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors.

     The senior secured credit facility has a maximum credit line of $80.0 million. Assuming we have borrowed against the maximum available under the senior secured credit facility, a one-half percentage point change in the underlying variable rate would result in a change in related interest expense of $400,000 on an annual basis. Additionally, should we assume variable rate debt in the future, we will be subject to market risk, which is the risk of loss from changes in market prices and interest rates.

     At December 31, 2003, we had outstanding borrowings of $26.0 million under our credit facility. The amount increased to $39.0 million at March 30, 2004, primarily as a result of our $21.9 million acquisition of 170 acres of land in February 2004, part of which was financed using our credit facility.

     In addition, we have approximately $260.0 million principal amount of 9 1/2% notes outstanding under the indenture governing the notes and $15.8 million principal amount (net of original issue discount) of the 11.653% notes outstanding. Interest expense on our fixed rate debt instruments are not affected by a change in the market rates of interest and therefore, such changes generally do not have an impact on future earnings. While our $260.0 million of 9 1/2% notes are not actively traded, we believe, based up information received from brokers, that our $260.0 million of 9 1/2% note were priced at 106% for a value of $275.6 million at December 31, 2003. The $15.8 million of 11.653% notes to our knowledge are not publicly traded. We believe the fair value of this debt to be $15.8 million since these notes are no longer secured by the equity interests and assets of Investor Holdings or its restricted subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 2003. The Company does not have directors since it is a limited liability company.

      NAME              AGE                      POSITION(S)
      ----              ---                      -----------
Don H. Barden           60     Chairman, President and Chief Executive Officer
Michael E. Kelly        42     Executive Vice President, Chief Operating
                               Officer and Secretary
Jon S. Bennett          43     Vice President and Chief Financial Officer

     Don H. Barden is the Manager, Chairman, President and Chief Executive Officer of the Company and, since November 1993, Chairman and President of BDI, with responsibility for key policy-making functions. Since their formations, Mr. Barden is also President and Chief Executive Officer of Investor and Manager of Investor Holdings; Barden Colorado; Barden Mississippi; and Chairman, President and Chief Executive Officers of Majestic Investor Capital Corp. ("Investor Capital"), Barden Colorado, and Barden Mississippi. Mr. Barden also has served as a director of Investor Capital since its formation. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the past 35 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade. Barden Companies, Inc., a company wholly owned by Mr. Barden and one of our affiliates, was recently named "Company of the Year" for 2003 by Black Enterprise Magazine. In 2004 Mr. Barden received a Trumpet Award as "Entrepreneur of the Year." The Trumpet Awards recognize the achievements of African-Americans and salutes them for their fortitude and persistence. Further, Mr. Barden was recently recognized as the "Master Entrepreneur" of Eastern Michigan during the Ernst & Young "Entrepreneur of the Year" contest.

     Michael E. Kelly is the Manager, Executive Vice President, Chief Operating Officer and Secretary of the Company since January 1999, with overall responsibility for the daily operations. Mr. Kelly also served as Chief Financial Officer from April 1996 to October 2002. From April 1996 through December 1998, Mr. Kelly was the Vice President and Chief Financial Officer of the Company with overall responsibility for the Company's financial reporting and investor relation functions. Mr. Kelly assumed the responsibility for management of daily operations and related activities of the Company effective October 1998. From October 1998 through October 2001, Mr. Kelly also served as General Manager of Majestic Star. Mr. Kelly is a Vice President of BDI since April 1996 and director of Investor Capital since its formation. Since their formation, Mr. Kelly is also Executive Vice President, Chief Operating Officer of Investor; Manager of Investor Holdings, and Barden Mississippi; Executive Vice President, Chief Operating Officer and Secretary of Investor Holdings, Investor Capital, Barden Colorado, and Barden Mississippi, and Director of Investor Capital. From 1982 to 1996, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, by Fitzgeralds Gaming Corporation and by Empress River Casino Corporation and its affiliates.

     Jon S. Bennett is the Vice President and Chief Financial Officer of the Company since October 2002 with overall responsibility for all aspects of the Company's financial management, accounting and reporting processes. Mr. Bennett is also the Vice President and Chief Financial Officer for Investor, Investor Holdings, The Majestic Star Casino Capital Corp., Investor Capital, Barden Mississippi and Barden Colorado. Prior to Mr. Bennett's appointment as Vice President and Chief Financial Officer, Mr.

Bennett was Vice President of Finance and Administration for Barden Mississippi from the acquisition in December 2001 to his promotion in October 2002. Mr. Bennett has held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance and Administration for Fitzgeralds Tunica from April 1997 to December 2001 and Director of Finance for three Fitzgeralds Gaming Corporation properties located in Reno, Nevada. Mr. Bennett was also Chief Financial Officer for Peppermill Casinos, Inc. from May 1995 to April 1997.

    We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and any other person performing similar functions. This code of ethics has been posted to our website at www.majesticstar.com and www.fitzgeralds.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned for services performed for The Majestic Star Casino, LLC, Majestic Investor, LLC and, following its formation in September 2001, Majestic Investor Holdings, LLC and its subsidiaries, during the years shown below by our Chief Executive Officer and our remaining executive officers. All compensation is paid by The Majestic Star Casino, LLC.

                                                        ANNUAL COMPENSATION (1)              ALL OTHER
         NAME AND POSITION                           YEAR      SALARY       BONUS          COMPENSATION
         -----------------                           ----      ------       -----          ------------
Don H. Barden (2)                                    2003    $  390,096   $       -        $    169,742
Chairman, President and                              2002       370,000           -             124,533
Chief Executive Officer                              2001       332,788           -               1,271

Michael E. Kelly (3)                                 2003    $  400,000   $ 271,498        $     23,892
Executive Vice President                             2002       423,077     292,570              72,370
Chief Operating Officer and Secretary                2001       296,635     150,000              24,901

Jon. S. Bennett (4)                                  2003    $  256,731   $  25,000        $     68,164
Vice President and                                   2002       212,716      43,000               3,433
Chief Financial Officer                              2001             -           -                   -

1. Majestic Star pays all compensation for Messrs. Barden, Kelly and Bennett, but a portion of such compensation was reimbursed by Majestic Investor Holdings, LLC through an expense sharing agreement. See Item 13-"Certain Relationships and Related Transactions."

2. For the year 2003, the amounts reflected in "All Other Compensation" for Mr. Barden represents life insurance premiums paid by the Company of $123,435 and an auto allowance of $46,307. For the years 2002 and 2001, "All Other Compensation" reflects life insurance premiums paid by the Company of $124,533 and $1,271, respectively.

3. For the year 2003, the amounts reflected in "All Other Compensation" for Mr. Kelly represent life insurance premiums paid by the Company of $670, an auto allowance of $13,722, reimbursement for un-reimbursed medical plan expenditures of $5,000 and $4,500 for a 401(k) match for which Mr. Kelly is fully vested. Mr. Kelly's salary in 2002 includes $23,077 for unused vacation for 2001. The amounts in "All Other Compensation" for Mr. Kelly in 2002 includes a 401(k) match of $12,900, reimbursement of $5,000 for un-reimbursed medical plan expenditures, $38,511 for relocation expenses, $12,635 for an automobile allowance, and $3,324 of life insurance premiums paid by the Company on Mr. Kelly's behalf. The amounts in "All Other Compensation" for Mr. Kelly in 2001 includes a 401(k) match of $17,530, reimbursement of $4,647 for un-reimbursed medical plan expenditures, and $2,724 of life insurance premiums paid by the Company on Mr. Kelly's behalf. Bonuses reflected in the Executive Compensation Schedule are for the year earned, not paid.

4. For the year 2003, Mr. Bennett's salary includes the payment of $6,731 of unused vacation relating to 2002 while Mr. Bennett was the Vice President of Finance and Administration at Barden Mississippi. The amounts shown in "All Other Compensation" reflect $58,569 of taxable relocation and housing allowance costs, reimbursement of $5,000 for unreimbursed medical plan expenditures, a 401(k) match of $4,500 for which Mr. Bennett is fully vested and $95 of life insurance premiums paid by the Company on Mr. Bennett's behalf. The amount in "All Other Compensation" for Mr. Bennett in 2002 includes a 401(k) match of $3,433. Bonuses reflected in the Executive Compensation Schedule are for the year earned, not paid.

EMPLOYMENT AGREEMENTS

     Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $425,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with the Company. The Company pays life insurance premiums on policies with a value of $5.0 million and provides Mr. Barden with an auto allowance.

     Mr. Kelly serves as our Executive Vice President, Chief Operating Officer and Secretary pursuant to a three-year employment agreement with the Company dated October 22, 2001. Under such employment agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the consolidated Company's performance. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in the Company's 401(k) plan, together with a $100,000 signing bonus and an interest-free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with duration of 12 months following termination of his employment.

     Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement with the Company dated October 21, 2002. Under this agreement, Mr. Bennett will receive base compensation of $250,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Company's 401(k) plan and reimbursement of relocation expenses. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement. Mr. Bennett's employment agreement contains certain non-competition provisions with duration of 12 months if Mr. Bennett should voluntarily terminate his employment within 18 months of the commencement date of his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no standing Compensation Committee. All compensation decisions are made by BDI, the sole manager of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          We are indirectly wholly owned by Don H. Barden, our Chairman, President and Chief Executive Officer.

     The following table sets forth the beneficial ownership of each of The Majestic Star Casino, LLC and The Majestic Star Casino Capital Corp., and its direct and indirect subsidiaries, as of the date hereof.

                                                         THE
                                           THE        MAJESTIC                 MAJESTIC     MAJESTIC    BARDEN        BARDEN
                                         MAJESTIC    STAR CASINO   MAJESTIC    INVESTOR     INVESTOR  MISSISSIPPI    COLORADO
NAME AND ADDRESS OF                    STAR CASINO,    CAPITAL     INVESTOR,   HOLDINGS,    CAPITAL     GAMING,       GAMING,
 BENEFICIAL OWNER                          LLC          CORP.         LLC         LLC        CORP.        LLC          LLC
 ----------------                          ---          -----         ---         ---        -----        ---          ---
Don H. Barden......................       100%(1)       100%(2)     100%(3)     100%(4)     100%(5)      100%(6)      100%(7)
  163 Madison Avenue
  Suite 2000
  Detroit, MI 48226

(1) Includes the membership interests in The Majestic Star Casino, LLC, all of which are beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

(2) Includes the common stock of The Majestic Star Casino Capital Corp., all of which is beneficially owned directly by The Majestic Star Casino, LLC, which is beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

(3) Includes the membership interests of Majestic Investor, LLC, all of which are beneficially owned directly by The Majestic Star Casino, LLC, which is beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

(4) Includes the membership interests of Majestic Investor Holdings, LLC, all of which are beneficially owned directly by Majestic Investor, LLC, which is beneficially owned directly by The Majestic Star Casino, LLC, which is beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

(5) Includes the common stock of Majestic Investor Capital Corp., all of which is beneficially owned directly by Majestic Investor Holdings, LLC, which is beneficially owned directly by Majestic Investor, LLC, which is beneficially owned directly by The Majestic Star Casino, LLC, which is beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

(6) Includes the membership interests of Barden Mississippi Gaming, LLC, all of which are beneficially owned directly by Majestic Investor Holdings, LLC, which is beneficially owned directly by Majestic Investor, LLC, which is beneficially owned directly by The Majestic Star Casino, LLC, which is beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

(7) Includes the membership interests of Barden Colorado Gaming, LLC, all of which are beneficially owned directly by Majestic Investor Holdings, LLC, which is beneficially owned directly by Majestic Investor, LLC, which is beneficially owned directly by The Majestic Star Casino, LLC, which is beneficially owned directly by BDI. Mr. Barden is the beneficial owner of 100% of BDI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO RELATED PARTIES

     In December 2001, The Majestic Star Casino, LLC made a $300,000 employee loan to Mr. Barden. This loan was paid in full, with interest, in April 2003.

     In January 2002, The Majestic Star Casino, LLC made a $200,000 employee loan to Mr. Kelly. This loan bears no interest and is due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000, in accordance with the loan agreement. As of March 11, 2004, the outstanding balance was $66,000.

     In December 2001, Majestic Investor Holdings, LLC, issued a $700,000 note to BDI. The Note bore interest at a rate of 7% per annum and was paid in full, with interest, in March 2003.

TRANSACTIONS BY OR WITH AFFILIATES

     On February 11, 2004, we acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate of ours (the "GNC Land"). The purchase price for the GNC Land was not greater than eighty percent (80%) of the appraised value as evidenced by the written appraisal of an independent appraiser dated not more than ninety (90) days prior to the closing. The purchased price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to the Naming Rights Agreement, which was terminated).

     In March 2003, we purchased for $1.0 million, net of prorated taxes plus closing costs, approximately 50 acres of land and a warehouse adjacent to the Buffington Harbor gaming complex from an affiliated company. The purchase price was based on an independent third-party appraisal.

     During the twelve months ended December 31, 2003, we made distributions totaling $1.7 million to BDI pursuant to the Majestic Star Manager Agreement and the new Manager Agreement. The distributions relate to the fourth quarter of 2002 and the first three quarters of 2003. See "Manager Agreements."

     During the twelve months ended December 31, 2003, Majestic Investor Holdings made distributions totaling $3.3 million to BDI pursuant to the Investor Holdings Manager Agreement and the new Manager Agreement. The distributions relate to the fourth quarter of 2002 and the first three quarters of 2003. See "Manager Agreements."

     In April 2003, we, in accordance with the indenture relating to the 10 7/8% notes, made a $710,000 distribution to its sole beneficial owner for income taxes. The calculation for the distribution was based on The Majestic Star Casino, LLC's net income during the three-month period ended March 31, 2003.

     In April 2003, Majestic Investor Holdings, LLC, in accordance with the indenture relating to the 11.653% notes, made a $338,000 distribution to its sole beneficial owner for income taxes. The calculation for the distribution was based on Majestic Investor Holdings, LLC's, net income during the three-month period ended March 31, 2003.

MANAGER AGREEMENTS

      On October 7, 2003, concurrent with the consummation of the offering of the 9 1/2% notes, we entered into a new Manager Agreement (the "new Manager Agreement") with BDI. Distributions to BDI under the new Manager Agreement are limited by the terms of the indenture governing the 9 1/2% notes and by the terms of the $80.0 million credit facility. The distributions for each fiscal quarter may not exceed 1% of consolidated net revenue and 5% of our consolidated cash flow (as defined in the indenture governing the 9 1/2% notes and the $80.0 million credit facility) for the immediately preceding fiscal quarter. The new Manager Agreement supercedes the Majestic Star Manager Agreement and the Majestic Investor Holdings Manager Agreement which are described below.

     We make distributions to BDI as a return on the investment capital contributed to us by BDI, for corporate oversight and governance services and as an inducement for Mr. Barden, the sole stockholder of BDI, to continue using his visibility in the gaming industry to promote us. The distributions are subordinated to the payment in full of principal, interest, and liquidated damages, if any, then due on the 9 1/2% notes and to obligations under the $80.0 million credit facility, and may not be paid if the Company is in default under the indenture governing the 9 1/2% notes or under the $80.0 million credit facility or if the Company does not meet certain financial ratios as provided in the indenture.

     In June 1999, Majestic Star entered into a LLC Manager Agreement with BDI to provide for, among other things, BDI to act as our manager (the "Majestic Star Manager Agreement"). This agreement was terminated on October 7, 2003 for the quarter ended effective June 30, 2003. All subsequent distributions were made in accordance with the new Manager Agreement.

     In December 2001, Majestic Investor Holdings entered into a LLC Manager Agreement with BDI to provide for, among other things, BDI to act as our manager (the "Majestic Investor Holdings Manager Agreement"). This agreement was terminated on October 7, 2003 for the quarter ended effective June 30, 2003. All subsequent distributions were made in accordance with the new Manager Agreement.

BARDEN NEVADA EXPENSE SHARING AGREEMENT

     Concurrent with the consummation of the offering of the 9 1/2 % notes, we entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to us in the amount of the greater of (i) $500,000 per year or (ii) the actual amount of certain specified expenses incurred by us in connection with providing management services to Barden Nevada.

NAMING RIGHTS AGREEMENT

     Gary New Century, LLC ("GNC"), a company wholly owned by Mr. Barden, intended to develop an outdoor amphitheater on property it owned adjacent to Majestic Star. The Company entered into a Naming Rights Agreement with GNC effective in October 2001. Pursuant to the Naming Rights Agreement, GNC agreed to use the name "The Majestic Star Amphitheater" as the name of the amphitheater and the Company paid GNC $1.5 million during 2001 for such rights. The initial term of the Naming Rights Agreement was three years commencing on the opening of the amphitheater. The Naming Rights Agreement was terminated in connection with the acquisition of the GNC Land and the Company received a credit of $1.5 million against the purchase price of the GNC Land at closing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     PricewaterhouseCoopers LLP ("PWC") acted as our independent public accountants during 2003 and 2002. Below is a breakdown of the fees paid to them.

AUDIT FEES

     The aggregate fees billed by PWC for professional services rendered for audit services in fiscal years 2003 and 2002 were $459,980 and $443,100, respectively. Services performed included:

  - Audit of the Company's annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

  -  Reviews of the Company's quarterly financial statements.

  - Statutory and regulatory audits, consents and other services related to Security and Exchange Commission ("SEC") matters.

AUDIT-RELATED FEES

     The aggregate fees billed by PWC for professional services rendered for audit-related services in fiscal years 2003 and 2002 were zero and $252,907, respectively. In fiscal year 2002, these fees were associated with employee benefit plan audits and services related to the acquisition of the Fitzgeralds properties.

TAX FEES

     The aggregate fees billed by PWC for professional services rendered tax-related services in fiscal years 2003 and 2002 were $45,500 and $63,460, respectively. These fees were associated with federal and state tax compliance, tax advice, tax planning and tax return preparation.

ALL OTHER FEES

     The aggregate fees billed by PWC for professional services rendered for engagements other than Audit Fees, Audit-Related Fees and Tax Fees were $8,596 in fiscal year 2003 and zero in 2002. These fees related to engagements associated with human resources services.

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

(b)      The following reports on Form 8-K were filed during the fourth quarter:

         Form 8-K, filed on November 12, 2003, reporting that it had moved its executive offices and further reporting issuance of a press release announcing third quarter 2003 financial results.

         Form 8-K/A, filed on November 18, 2003, reporting issuance of a press release adjusting third quarter 2003 financial results.

         Form 8-K, filed on November 25, 2003, reporting issuance of a press release providing third quarter 2003 investor information.

(c)      The exhibits included as part of this report are listed in the attached
         Exhibit Index on Page E-1, which is incorporated herein by reference.

(d) The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MAJESTIC STAR CASINO, LLC


By:      /s/ Don H. Barden                                       March 30, 2004
         ---------------------------------------------------
         Don H. Barden
         Manager, Chairman, President and Chief Executive Officer
         (Principal Executive Officer)



By:      /s/ Jon S. Bennett                                      March 30, 2004
         ---------------------------------------------------
         Jon S. Bennett
         Vice President and Chief Financial Officer (Principal
         Financial and Accounting Officer)




THE MAJESTIC STAR CAPITAL CORPORATION


By:      /s/ Don H. Barden                                       March 30, 2004
         ---------------------------------------------------
         Don H. Barden
         President and Chief Executive Officer (Principal
         Executive Officer)



By:      /s/ Jon S. Bennett                                      March 30, 2004
         ---------------------------------------------------
         Jon S. Bennett
         Vice President and Chief Financial Officer (Principal
         Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.


Signature                     Title
---------                     -----
/s/ Don H. Barden   Manager, Chairman, President and Chief        March 30, 2004
-----------------   Executive Officer of the Company and
Don H. Barden       The Majestic Star Casino Capital Corp.,
                    and Sole Director of The Majestic Star
                    Casino Capital Corp. (Principal Executive
                    Officer)

/s/ Jon S. Bennett  Vice President and Chief Financial Officer    March 30, 2004
------------------  of the Company and The Majestic Star
Jon S. Bennett      Casino Capital Corp. (Principal Financial
                    and Accounting Officer)

                                  EXHIBIT INDEX

     Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company's Commission file number is 333-06489.


EXHIBIT NO.                             DESCRIPTION OF EXHIBITS


2.1 Assignment of Interest by Barden Development, Inc. and Majestic Investor Holdings, LLC dated as of December 31, 2003

3.1 Amended and Restated Articles of Organization of The Majestic Star Casino, LLC (filed as Exhibit 3.1 to the Company's Registration Statement, No. 333-06489)

3.2 Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC dated as of March 29, 1996(filed as Exhibit 3.2 to the Company's Registration Statement, No. 333-06489)

3.3 First Amendment of Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, dated as of June 18, 1999 (filed as
         Exhibit 3.3 to the Company's Registration Statement, No. 333-85089)

3.4 Articles of Incorporation of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.4 to the Company's Registration Statement, No. 333-85089)

3.5 Bylaws of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.5 to the Company's Registration Statement, No. 333-85089)

3.6      Certificate of Formation of Majestic Investor Holdings, LLC (filed as
         Exhibit 3.6 to the Company's Registration Statement, No. 333-110993)

3.7 Limited Liability Company Agreement of Majestic Investor Holdings, LLC dated September 25, 2001 (filed as Exhibit 3.7 to the Company's Registration Statement, No. 333-110993)

3.8 Certificate of Incorporation of Majestic Investor Capital Corp. (filed as Exhibit 3.8 to the Company's Registration Statement, No. 333-110993)

3.9 Bylaws of Majestic Investor Capital Corp. (filed as Exhibit 3.9 to the Company's Registration Statement, No. 333-110993)

4.1 Indenture, dated as of October 7, 2003, among The Majestic Star Casino, LLC and Majestic Star Casino Capital Corp., as issuers, and the subsidiary guarantors, as subsidiary guarantors and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company's Registration Statement, No. 333-110993)

4.2 Indenture, dated as of December 6, 2001, between Majestic Investor Holdings, LLC and Majestic Investor Capital Corp., as issuers, Barden Colorado Gaming, LLC, Barden Nevada Gaming, LLC, and Barden Mississippi Gaming, LLC, as guarantors, and The Bank of New York, as trustee (filed as Exhibit 4.2 to the Company's Registration Statement, No. 333-110993)

4.4 Supplemental Indenture, dated as of September 25, 2003, by and among Majestic Investor Holdings, Majestic Investor Capital Corp. and The Bank of New York, (filed as Exhibit 4.4 to the Company's Registration Statement, No. 333-110993)

4.5 Registration Rights Agreement, dated as of October 7, 2003, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., Jefferies & Company, Inc., and Wells Fargo Securities, LLC (filed as
         Exhibit 4.5 to the Company's Registration Statement, No. 333-110993)

4.6 Intercreditor Agreement, dated as of October 7, 2003, between The Bank of New York and Wells Fargo Foothill, Inc. (filed as Exhibit 4.6 to the Company's Registration Statement, No. 333-110993)

10.1 Loan and Security Agreement dated as of October 7, 2003, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company's Registration Statement, No. 333-110993)

10.2* Letter Agreement, dated October 22, 2001, between Don H. Barden and The Majestic Star Casino, LLC (filed as Exhibit 10.2 to the Company's Registration Statement, No. 333-110993)

10.3* Employment Agreement, dated October 22, 2001, between Michael E. Kelly and The Majestic Star Casino, LLC (filed as Exhibit 10.3 to the Company's Registration Statement, No. 333-110993)

10.4* Employment Agreement, dated October 21, 2002, between Jon Bennett and The Majestic Star Casino, LLC (filed as Exhibit 10.4 to the Company's Registration Statement, No. 333-110993)

10.5 Management Agreement dated as of October 7, 2003, between The Majestic Star Casino, LLC and Barden Development, Inc. (filed as Exhibit 10.8 to the Company's Registration Statement, No. 333-110993)

10.6 Expense Reimbursement Agreement, dated as of October 7, 2003, between Barden Nevada Gaming, LLC and The Majestic Star Casino, LLC (filed as
         Exhibit 10.9 to the Company's Registration Statement, No. 333-110993)

10.7 Berthing Agreement dated as of April 23, 1996 between The Majestic Star Casino, LLC and Buffington Harbor Riverboats (filed as Exhibit 10.5 to the Company's Registration Statement, No. 333-06489)

10.8 First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC made as of October 31, 1995 by and between Trump Indiana, Inc. and The Majestic Star Casino, LLC, as amended by Amendment No. 1 to First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC, dated as of April 23, 1996 (filed as
         Exhibit 10.6 to the Company's Registration Statement No. 333-06489)

10.9 Second Amendment to The First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC (filed as Exhibit 10.12 to the Company's Registration Statement, No. 333-110993)

10.10 Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company's Registration Statement, No. 333-06489)

21       List of Subsidiaries of The Majestic Star Casino, LLC

31.1 Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant
         Section 906 of the Sarbanes-Oxley Act of 2002


* Indentifies current management contracts or compensatory plans or arrangements.

                          THE MAJESTIC STAR CASINO, LLC
                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
THE MAJESTIC STAR CASINO, LLC
Report of Independent Auditors                                                                       F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002                                         F-4
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001           F-5
Consolidated Statements of Changes in Member's Deficit for the years ended December 31, 2003,        F-6
     2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001           F-7
Notes to the Consolidated Financial Statements                                                       F-9
Schedule II- Valuation and Qualifying Accounts                                                       F-43

MAJESTIC INVESTOR HOLDINGS, LLC (1)
Report of Independent Auditors                                                                       F-44
Consolidated Balance Sheets as of December 31, 2003 and 2002                                         F-45
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001           F-46
Consolidated Statements of Changes in Member's Equity (Deficit) for the years ended                  F-47
    December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001           F-48
Notes to the Consolidated Financial Statements                                                       F-49
Schedule II- Valuation and Qualifying Accounts                                                       F-72

BUFFINGTON HARBOR RIVERBOATS, LLC (2)
Report of Independent Auditors                                                                       F-73
Balance Sheet as of December 31, 2003 and 2002                                                          F-74
Statements of Operations for the years ended December 31, 2003, and 2002                             F-75
Statements of Members' Capital for the years ended December 31, 2003, and 2002                       F-76
Statements of Cash Flows for the years ended December 31, 2003, and 2002                             F-77
Notes to Financial Statements                                                                        F-78

                                                                                                    Page
                                                                                                    ----
INDEX TO HISTORICAL COMBINED FINANCIAL STATEMENTS OF FITZGERALDS LAS VEGAS, INC., FITZGERALDS
  MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY COMPANY (DEBTORS-IN-POSSESSION)
  (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) (3)
Report of Independent Accountants                                                                   F-83
Combined Balance Sheets as of December 31, 2000 and December 6, 2001                                F-85
Combined Statements of Operations for the years ended December 31, 1999, 2000 and for the period    F-86
    ended December 6, 2001
Combined Statements of Stockholder's Deficiency for the years ended December 31, 1999, 2000 and     F-87
for the period ended December 6, 2001
Combined Statement of Cash Flows for the years ended December 31, 1999, 2000 and for the period     F-88
    ended December 6, 2001
Notes to Combined Financial Statements                                                              F-90
Supplemental Combining Schedules:
Combining Statement of Operations Information for the year ended December 31, 1999                  F-108
Combining Statement of Cash Flows Information for the year ended December 31, 1999                  F-109
Combining Balance Sheet Information at December 31, 2000                                            F-110
Combining Statement of Operations Information for the year ended December 31, 2000                  F-111
Combining Statement of Cash Flows Information for the year ended December 31, 2000                  F-112
Combining Balance Sheet Information at December 6, 2001                                             F-113
Combining Statement of Operations Information for the Period from January 1, 2001 through           F-114
     December 6, 2001
Combining Statement of Cash Flows Information for the Period from January 1, 2001 through           F-115
     December 6, 2001
Schedule II- Valuation and Qualifying Accounts                                                      F-116

---------
(1) The financial statements of Majestic Investor Holdings, LLC are included in this 10-K in order to comply with Rule 3-16 of Regulation S-X.

(2) The financial statements of Buffington Harbor Riverboats, LLC are included in this 10-K in order to comply with Rule 3-09 of Regulation S-X.

(3) The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. In order to comply with Rule 3-02, 3-05 and 3-16 of Regulation S-X, the historical predecessor financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liabiltiy Company are included in this 10-K.

                         REPORT OF INDEPENDENT AUDITORS

To the Member of
The Majestic Star Casino, LLC:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2, the Company changed its method of accounting for losses on early retirement of debt in connection with its adoption of Financial Accounting Standards Board Statement No. 145.



/s/ PricewaterhouseCoopers LLP


Las Vegas, Nevada
March 2, 2004

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                -----------------------------------
                                                                                                    2003                  2002
                                                                                                -------------         -------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                                      $  22,058,016         $  24,547,881
 Restricted cash                                                                                    1,400,000               250,000
 Accounts receivable, less allowance for doubtful accounts of $258,546 and
    $372,689 as of December 31, 2003 and December 31, 2002, respectively                            2,212,546             2,474,726
 Inventories                                                                                          707,685               982,486
 Prepaid expenses                                                                                   2,126,583             2,921,064
 Receivable from affiliate                                                                            210,135                  --
 Note receivable from related parties                                                                 133,000             1,200,000
 Due from Buffington Harbor Riverboats, L.L.C                                                            --                 217,925
                                                                                                -------------         -------------
  Total current assets                                                                             28,847,965            32,594,082
                                                                                                -------------         -------------

Property, equipment and improvements, net                                                         142,167,931           164,809,158
Intangible assets, net                                                                              9,249,247            17,691,746
Goodwill                                                                                            5,922,398             5,922,398

Other assets:
 Deferred financing costs, net of accumulated amortization
  of $552,079 and $4,375,528 as of December 31, 2003 and
  December 31, 2002 , respectively                                                                  6,289,187             9,372,067
 Investment in Buffington Harbor Riverboats, L.L.C                                                 29,733,594            31,833,311
 Restricted cash                                                                                         --               1,000,000
 Other assets                                                                                      11,004,456            12,587,112
                                                                                                -------------         -------------
  Total other assets                                                                               47,027,237            54,792,490
                                                                                                -------------         -------------

Total Assets                                                                                    $ 233,214,778         $ 275,809,874
                                                                                                =============         =============


LIABILITIES AND MEMBER'S  DEFICIT
Current Liabilities:
 Accounts payable                                                                               $   6,387,955         $   4,048,298
 Current maturities of long-term debt                                                                    --                 134,084
 Payable to related party                                                                                 247                  --
 Accrued liabilities:
   Payroll and related                                                                              6,487,107             7,656,515
   Interest                                                                                         6,023,703             1,473,785
   Progressive jackpots                                                                             2,673,662             3,189,626
   Slot club liability                                                                                498,070               738,559
   Other accrued liabilities                                                                       11,595,665             8,217,284
                                                                                                -------------         -------------
  Total current liabilities                                                                        33,666,409            25,458,151

Long-term debt, net of current maturities                                                         301,715,324           274,526,285
                                                                                                -------------         -------------

Total Liabilities                                                                                 335,381,733           299,984,436
                                                                                                -------------         -------------

Member's Deficit                                                                                 (102,166,955)          (24,174,562)
                                                                                                -------------         -------------

Total Liabilities and Member's Deficit                                                          $ 233,214,778         $ 275,809,874
                                                                                                =============         =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               FOR THE YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                  2003                2002                2001
                                                                              -------------       -------------       -------------
REVENUES:
 Casino                                                                       $ 255,385,819       $ 256,828,271       $ 130,198,059
 Rooms                                                                            7,932,811           8,160,611             544,249
 Food and beverage                                                               12,799,586          12,812,763           2,356,253
 Other                                                                            3,966,417           3,506,074           1,823,531
                                                                              -------------       -------------       -------------
  Gross revenues                                                                280,084,633         281,307,719         134,922,092
 Less promotional allowances                                                     18,301,474          18,205,607           1,827,297
                                                                              -------------       -------------       -------------
  Net revenues                                                                  261,783,159         263,102,112         133,094,795
                                                                              -------------       -------------       -------------


COSTS AND EXPENSES:
 Casino                                                                          84,211,678          84,616,731          34,076,663
 Rooms                                                                            2,552,127           2,684,354             187,507
 Food and beverage                                                                5,262,936           5,824,733           2,093,725
 Other                                                                            1,179,893           1,030,061              68,523
 Gaming taxes                                                                    55,252,255          48,671,035          34,695,363
 Advertising and promotion                                                       14,666,285          16,137,600           7,392,116
 General and administrative                                                      39,652,734          41,179,508          23,643,118
 Corporate expense                                                                3,456,161           2,759,744                --
 Economic incentive - City of Gary                                                4,103,010           3,980,501           3,667,100
 Depreciation and amortization                                                   17,488,800          18,124,835           8,823,218
 Loss on investment in Buffington Harbor Riverboats, LLC                          2,395,436           2,424,392           2,797,740
 Loss on disposal of assets                                                         117,097               5,470              12,114
 Pre-opening expenses                                                                  --                13,391           1,018,234
                                                                              -------------       -------------       -------------
  Total costs and expenses                                                      230,338,412         227,452,355         118,475,421
                                                                              -------------       -------------       -------------
  Operating income                                                               31,444,747          35,649,757          14,619,374
                                                                              -------------       -------------       -------------
OTHER INCOME (EXPENSE)
 Interest income                                                                    104,331             181,287             399,752
 Interest expense                                                               (31,282,788)        (32,406,270)        (16,025,993)
 (Loss) gain on bond redemption                                                 (31,960,083)             68,957                --
 Other non-operating expense                                                       (185,574)           (183,200)           (148,690)
                                                                              -------------       -------------       -------------
  Total other expense                                                           (63,324,114)        (32,339,226)        (15,774,931)
                                                                              -------------       -------------       -------------
  (Loss) income from continuing operations                                      (31,879,367)          3,310,531          (1,155,557)
                                                                              -------------       -------------       -------------
DISCONTINUED OPERATION
 Loss on discontinued operation, including $10,000,000 for
 the write-down of assets to fair market value at spin-off (2003)               (11,972,607)         (1,994,777)           (394,957)
                                                                              -------------       -------------       -------------

  Net (loss) income                                                           $ (43,851,974)      $   1,315,754       $  (1,550,514)
                                                                              =============       =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                       Member's Deficit
                                                                                       ----------------
BALANCE, DECEMBER 31, 2000                                                              $ (23,430,973)
Member's contribution                                                                       5,000,000
Net loss                                                                                   (1,550,514)
                                                                                        -------------
BALANCE, DECEMBER 31, 2001                                                                (19,981,487)
Net income                                                                                  1,315,754
Distribution to Barden Development, Inc.                                                   (5,508,829)
                                                                                        -------------
BALANCE, DECEMBER 31, 2002                                                                (24,174,562)
Net loss                                                                                  (43,851,974)
Distribution to Barden Development, Inc.                                                   (6,065,213)
Spin-off of Barden Nevada Gaming, LLC to Barden
   Development, Inc.                                                                      (27,515,400)
Appreciated value of land purchased from a related party                                     (559,806)
                                                                                        -------------
BALANCE, DECEMBER 31, 2003                                                              $(102,166,955)
                                                                                        =============



  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FOR THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                   2003              2002             2001
                                                                               -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $ (43,851,974)   $   1,315,754    $  (1,550,514)
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation                                                                  12,950,562       15,287,877        6,987,173
    Amortization                                                                   4,538,238        5,789,308        2,003,444
    Loss on investment in Buffington Harbor Riverboats, L.L.C                      2,395,436        2,424,392        2,797,740
    Loss on disposal of assets                                                       117,097            5,219           12,114
    Loss (gain) on bond redemption                                                31,960,083          (68,957)            --
    Loss on disposal of discontinued operation                                    11,972,607             --               --
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                      (330,599)         224,482         (440,012)
    Increase in related party receivables                                           (707,110)            --               --
    (Increase) decrease in inventories                                               (44,228)          13,222           36,221
    Increase in prepaid expenses                                                      (7,297)      (1,259,507)        (539,246)
    Decrease (increase) in other assets                                              455,542        1,511,208         (470,733)
    Increase in accounts payable                                                   3,444,422          873,426          637,465
    Increase in accrued payroll and related expenses                                 845,510        1,375,464          203,763
    Increase (decrease) in accrued interest                                        4,549,918       (6,820,527)       1,187,254
    Increase in other accrued liabilities                                          3,688,690          633,362        1,546,616
                                                                               -------------    -------------    -------------
       Net cash provided by operating activities                                  31,976,897       21,304,723       12,411,285
                                                                               -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for purchase of Fitzgeralds, net of cash received                           --               --       (143,758,152)
    Acquisition related costs                                                           --           (986,158)            --
    (Increase) decrease in restricted cash                                        (1,150,000)        (250,000)       2,000,000
    Proceeds from seller for purchase price adjustment                                  --          3,800,000             --
    Acquisition of property and equipment                                        (18,462,990)     (10,396,222)      (5,089,848)
    Distribution of cash to Barden Development, Inc. from spin-off of Barden
      Nevada                                                                      (4,395,606)            --               --
    Cash paid in excess of cost for land purchased from a related party             (559,806)            --               --
    Decrease (increase) in prepaid leases and deposits                               102,417         (113,186)       2,287,437
    Purchase of naming rights                                                           --               --         (1,500,000)
    Investment in Buffington Harbor Riverboats, L.L.C                               (295,719)        (358,918)        (214,665)
    Proceeds from sale of equipment                                                   77,154           53,117            1,850
                                                                               -------------    -------------    -------------
       Net cash used in investing activities                                     (24,684,550)      (8,251,367)    (146,273,378)
                                                                               -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of 9 1/2% senior secured notes                        260,000,000             --               --
    Issuance cost for the 9 1/2% senior secured notes                             (4,420,000)            --               --
    Proceeds from issuance of 11.653% senior secured notes                              --               --        145,000,400
    Issuance cost for the 11.653% senior secured notes                                  --         (1,523,568)      (5,349,230)
    Cash paid for purchase of 11.653% senior secured notes                      (135,477,000)        (759,038)            --
    Cash paid for redemption of 10 7/8% senior secured notes                    (130,000,000)            --               --
    Payment of premium on early extinguishment of debt                           (19,262,330)            --               --
    Issuance cost for the $80.0 million secured credit facility                   (1,583,162)            --               --
    Proceeds from line of credit                                                  28,000,000        2,500,000        6,500,000
    Repayment of line of credit                                                   (2,041,507)      (9,000,000)      (7,800,000)
    Issuance of loan to Barden Development, Inc.                                        --               --           (700,000)
    Repayment of notes from related parties                                        1,067,000             --          2,000,000
    Repayment of long-term debt                                                         --           (139,331)        (983,298)
    Member's equity contribution                                                        --               --          5,000,000
    Distribution to Barden Development, Inc.                                      (6,065,213)      (5,508,829)            --
                                                                               -------------    -------------    -------------
       Net cash (used in) provided by financing activities                        (9,782,212)     (14,430,766)     143,667,872
                                                                               -------------    -------------    -------------

Net (decrease) increase in cash and cash equivalents                              (2,489,865)      (1,377,410)       9,805,779
Cash and cash equivalents, beginning of period                                    24,547,881       25,925,291       16,119,512
                                                                               -------------    -------------    -------------

Cash and cash equivalents, end of period                                       $  22,058,016    $  24,547,881    $  25,925,291
                                                                               =============    =============    =============

        Continued on next page

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                              FOR THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                               -----------------------------------------------
<                                                                                  2003              2002             2001
                                                                               -------------    -------------    -------------
INTEREST PAID:
    Equipment Debt                                                             $        --      $      44,667    $      35,898
    Senior Secured Notes - Fixed Interest 10 7/8%                                 11,288,794       21,206,250       14,137,500
    Senior Secured Notes - Fixed Interest 11.653%                                 15,317,338       17,702,015               --
    Lines of credit                                                                   92,238          303,878          423,831
    Indiana Department of Revenue                                                       --               --            260,374
                                                                               -------------    -------------    -------------
                                                                               $  26,698,370    $  39,256,810    $  14,857,603
                                                                               =============    =============    =============
SUPPLEMENTAL CASH INVESTING ACTIVITIES:
    Spin out of equity interests in Barden Nevada,
       net of cash, to Barden Development, Inc.                                $  23,938,044    $          --     $         --
                                                                               =============    =============    =============

SUPPLEMENTAL CASH FINANCING ACTIVITIES:
    Elimination of slot based progressive                                      $          --    $     400,000    $          --
    Elimination of slot club                                                              --        1,300,000               --
    Conversion of investment in Buffington Harbor
       Riverboats, LLC to prepaid lease                                                   --               --        6,213,615
                                                                               -------------    -------------    -------------
                                                                               $          --    $   1,700,000    $   6,213,615
                                                                               =============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION

     The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the "City") at Buffington Harbor, located in Lake County, in the State of Indiana on June 7, 1996. Majestic Investor, LLC ("Investor") was formed in September 2000 to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary.

     Investor entered into a definitive purchase and sale agreement dated as of November 22, 2000, as amended December 4, 2000, with Fitzgeralds Gaming Corporation and certain of its affiliates (the "Seller") to purchase substantially all of the assets of three of its subsidiaries for approximately $149.0 million in cash, subject to adjustment in certain circumstances, plus assumption of certain liabilities. Investor assigned all of its rights and obligations to Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings"), a wholly-owned subsidiary of Investor, following the formation of Investor Holdings. Investor Holdings completed the purchase of the Fitzgeralds assets on December 6, 2001.

     As a result of the acquisition of the Fitzgerald assets, The Majestic Star Casino, LLC is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana (the "Majestic Star Casino") and through its wholly owned subsidiary, Investor Holdings, owns two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi Gaming, LLC" or "Fitzgeralds Tunica"), Black Hawk, Colorado (casino only) ("Barden Colorado Gaming, LLC" or "Fitzgeralds Black Hawk"), and prior to January 1, 2004, owned a third Fitzgeralds-brand casino-hotel located in Las Vegas, Nevada ("Barden Nevada Gaming, LLC" or "Fitzgeralds Las Vegas"). See Note 7 for further discussion of the spin-off of Fitzgeralds Las Vegas in 2003.

     The Majestic Star Casino Capital Corp., a wholly owned subsidiary of the The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating the offering of The Majestic Star Casino, LLC's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of Majestic Investor Holding's $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. All of the 10 7/8% notes and approximately 89.3%, or $135.5 million, of the 11.653% notes have been redeemed, purchased or retired. Please see our discussion below and in Note 12 to the Notes to Consolidated Financial Statements for more information about the issuance of the 9 1/2% senior secured notes and the establishment of a new $80.0 million Credit Facility.

     On August 26, 2003, The Majestic Star Casino, LLC and Investor Holdings commenced cash offers and consent solicitations for Majestic Star Casino's 10 7/8% notes and Investor Holdings' 11.653% notes, respectively, in connection with a refinancing of such notes. On October 7, 2003, The Majestic Star Casino, LLC and its restricted subsidiary, The Majestic Star Casino Capital Corp., issued $260.0 million of 9 1/2% senior secured notes due 2010 (the "9 1/2% senior secured notes") and entered into a new $80.0 million credit facility
(the "$80 million Credit facility") with Wells Fargo Foothill, Inc. The proceeds from the issuance of the 9 1/2% senior secured notes and approximately $28.0 million of the $80 million Credit Facility were used to redeem and retire all of the 10 7/8% notes and approximately 89.3% of the 11.653% notes. As a result of the consent solicitations to purchase and the purchase of the 11.653% notes, there are $16.3 million of unsecured 11.653% notes (the "11.653% unsecured notes") still outstanding. As part of the refinancing, the operating subsidiaries of Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantors under both the 9 1/2% senior secured notes and the $80 million Credit Facility. On October 7, 2003, Fitzgeralds Las Vegas became an unrestricted subsidiary of The Majestic Star Casino, LLC. On December 18, 2003, Investor Holdings, the direct owner of Fitzgeralds Las Vegas, and Barden

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development, Inc. ("BDI"), our parent, received final regulatory approval to spin-off Fitzgeralds Las Vegas to BDI. The spin-off to BDI was completed on December 31, 2003. In connection with the spin-off, Investor Holdings recorded an impairment loss on discontinued operations of $10.0 million. The loss represents the difference between the estimated fair market value and the book carrying value of Fitzgeralds Las Vegas at the date of spin-off. In addition, Investor Holdings, in conjunction with the spin-off of the equity interests in Fitzgeralds Las Vegas, transferred the remaining $27.5 million of Fitzgeralds Las Vegas net assets to BDI and forgave intercompany balances due from Fitzgeralds Las Vegas.

     Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its remaining subsidiaries.

NOTE 2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly owned subsidiary, Investor Holdings. All inter-company transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or "GAAP". The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, and estimated liabilities for our self insured medical plan, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

     The spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. As such, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our consolidated balance sheet as of December 31, 2003. However, the assets of Fitzgeralds Las Vegas are being recognized as held for use in our consolidated balance sheet as of December 31, 2002. The consolidated statement of operations recognizes Fitzgeralds Las Vegas as a discontinued operation for the years ended December 31, 2003, 2002 and 2001. The Company owned and operated Fitzgeralds Las Vegas for the last 25 days of 2001, and therefore, the consolidated statement of operations for 2001 includes the results of the discontinued operation for only 25 days. The consolidated statement of cash flows for the year ended December 31, 2003 reflects the distribution of cash from Fitzgeralds Las Vegas to BDI. The remaining spin-off of our equity interests in Fitzgeralds Las Vegas involved no cash. The statement of cash flows for the years ended December 31, 2002 and 2001 fully reflect the cash activities of Fitzgeralds Las Vegas.

RECLASSIFICATIONS - The consolidated financial statements and footnotes for the prior years reflect certain reclassifications to conform to the current year presentation. Included in such reclassifications is an increase in net revenues (and a corresponding increase in operating expenses) of approximately $15.3 million and $5.9 million for the twelve month periods ended December 31, 2002 and 2001, respectively, to classify the cost of certain promotional allowances to be consistent with the 2003 presentation. Such reclassifications have no effect on previously reported net income.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

RESTRICTED CASH -- As of December 31, 2003, restricted cash relating to the self-insured workers compensation programs increased to $1.4 million. The increase relates to additional security for a larger Investor Holdings letter of credit. Our letter of credit increased by $250,000 as a result of Fitzgeralds Las Vegas being added to the self-insured workers compensation program. In addition, the Majestic Star Casino was required to purchase a $900,000 certificate of deposit to secure a letter of credit related to the Majestic Star Casino workers compensation program. The certificate of deposit is recorded as restricted cash. As of December 31, 2002, restricted cash of $1.0 million represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. Also, at December 31, 2002, restricted cash of $250,000 at Investor Holdings secures a letter of credit for self-insured workers compensation at Fitzgeralds Tunica and Fitzgeralds Black Hawk.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2003, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

OTHER ASSETS - The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets include $649,000 and $1.0 million of base stock inventories at December 31, 2003 and 2002, respectively. The base stock inventory at December 31, 2002 was inclusive of $290,000 of base stock inventory of Fitzgeralds Las Vegas, our discontinued operation. The base stock inventory as of December 31, 2003 did not include any of the base stock inventory of our discontinued operation.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases is classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statement of operations when incurred.

CAPITALIZED INTEREST - The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. There was no interest capitalized in any of the three years in the period ended December 31, 2003.

DEFERRED FINANCING COSTS - Deferred financing costs represent underwriter's and agent's fees

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and commissions, closing costs and professional fees incurred in connection with the issuance of the Company's 9 1/2% senior secured notes and $80.0 million Credit Facility and $16.3 million of outstanding 11.653% unsecured notes. Prior to October 7, 2003, the Company recognized deferred financing costs on Majestic Star Casino's 10 7/8% notes and its $20.0 million credit facility with Wells Fargo Foothill Inc. and Investor Holdings' 11.653% notes and its $15.0 million credit facility with Wells Fargo Foothill Inc. Such costs were written off when such debt was retired in 2003. Deferred financing costs are amortized over the terms of the related notes and lines of credit using the effective interest method.

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

CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other revenue are recognized at the time the related service is performed.

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

                                                  For the years ended December 31,
                                       ------------------------------------------------------
                                          2003                  2002                 2001
                                       -----------           -----------          -----------
Hotel                                  $ 1,464,915           $ 1,604,384          $   159,106
Food and Beverage                        8,679,521             9,157,958              930,300
Other                                      314,346               278,341               11,489
                                       -----------           -----------          -----------
   Total                               $10,458,782           $11,040,683          $ 1,100,895
                                       ===========           ===========          ===========

The estimated retail value of such promotional allowances is included in operating revenues as follows:

                                                  For the years ended December 31,
                                       ------------------------------------------------------
                                          2003                  2002                 2001
                                       -----------           -----------          -----------
Hotel                                  $ 3,439,367           $ 3,683,398          $   271,320
Food and Beverage                        9,903,652             9,583,491            1,166,896
Other                                      412,830               349,650               27,922
                                       -----------           -----------          -----------
   Total                               $13,755,849           $13,616,539         $ 1,466,138
                                       ===========           ===========          ===========

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRE-OPENING EXPENSES - Pre-opening expenses are expensed as incurred.

FEDERAL INCOME TAXES - The Company has historically been treated as a partnership for U.S. federal income tax purposes. As a result of a change in the Company's ownership structure in June 2001, the Company ceased to be a partnership for U.S. federal income tax purposes, and is now an entity disregarded for U.S. federal income tax purposes. At all times during each of the three years in the period ended December 31, 2003, income of the Company was taxed directly to its member, and, accordingly, no provision for federal income taxes is reflected in the financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2003 and 2002. Consolidated advertising costs included in advertising and promotion expenses were $3.9 million, $5.0 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Concurrent with the spin-off of Fitzgeralds Las Vegas, the Company wrote down the value of Fitzgeralds Las Vegas's assets to fair market value, resulting in a $10.0 million charge. SFAS 142 requires annual impairment review of all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2003 and concluded that there was no impairment. See Notes 8 and 9.

CASINO CLUB LIABILITY - The Fitzgeralds properties have accrued for the liability of points earned but not redeemed by its casino club members, less the points of inactive players and expired points. The liability is calculated based on average historical redemption rate.

PROGRESSIVE LIABILITY - The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability.

SELF INSURANCE LIABILITY -- The Company maintains accruals for self-insured health costs, which are classified in payroll and related accrued liabilities in the consolidated balance sheet. Management determines the estimate of these accruals by periodically evaluating the historical experience and projects trends related to these accruals. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value. The Company estimates the fair value of its long-term debt is greater than its carrying value based on quoted market prices for the same or similar issues (see Note 13).

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

EARLY RETIREMENT OF DEBT - In April 2002, the Financial Accounting Standards Board issued statement 145 ("SFAS 145"). SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 and as a result, reclassified $69,000 in a gain from the early extinguishment of debt, which item had previously been reported as an extraordinary item in 2002. In 2003, the Company recognized a loss on the retirement of debt of $32.0 million on October 7, 2003. The loss on the retirement of debt is comprised of the premium on the offers to purchase, the write-off of the deferred debt issuance costs and the original issue discount on the 10 7/8% notes and 89.3% of the 11.653% notes.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2003, the Company did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity." Provisions of SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The Company is considered a non-public entity, as defined by SFAS 150, and is not required to adopt SFAS 150.

4.  CERTIFICATE OF SUITABILITY AND LICENSES

      On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates (the "Certificate") for a riverboat owner's license for a riverboat casino to be docked in the City. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five-year riverboat owner's license on June 3, 1996. While the Commission reserves the right to investigate riverboat licensees at any time it deems necessary, after expiration of the initial license, each riverboat licensee must undergo a complete reinvestigation every three years. On May 13, 2002, the Company's riverboat ownership license was renewed for a one-year period beginning June 2, 2002. On June 1, 2003, the Company's riverboat ownership license was again renewed by the IGC for another one-year period beginning June 2, 2003. In June 2004, the Majestic Star Casino will undergo its requisite three year-investigation. There can be no assurance that Majestic Star Casino's license will be renewed.

      Trump Indiana, Inc. ("Trump") also has a Certificate of Suitability issued by the Commission. The Company and Trump jointly developed and operate a docking location from which the entities are conducting their respective riverboat gaming operations in the City.

      Barden Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi's current gaming license expires in December of 2004. There can be no assurance that any subsequent application for a license will be approved.

      On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to Barden Colorado Gaming, LLC, the owner and operator of Fitzgeralds Black Hawk. The operator license was effective as of October 18, 2001. The retail license became effective upon assumption of control of Fitzgeralds Black Hawk by Barden Colorado Gaming, LLC on December 7, 2001. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission in October 2002 and again on October 16, 2003 for a period of one year. There can be no assurance that any subsequent application for a license will be approved.

5.  CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

      On March 26, 1996, the City and the Company entered into a development agreement ("Development Agreement") which required the Company, among other things, (1) to invest $116 million in various on-site improvements over the succeeding five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gambling Act and
(3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12 million.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company fulfilled all investment commitments with respect to the Development Agreement as of September 2000 and continues to pay the 3% economic incentive in accordance with the terms of the agreement.

6.  ACQUISITIONS

      On December 6, 2001, the Company, through certain wholly-owned subsidiaries, completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company (the "Fitzgeralds assets") for approximately $152.7 million in cash. We accounted for the acquisition under the purchase method. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations. The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Investor Holdings funded the acquisition through the issuance of its 11.653% notes (see Note 12). Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million reduction in the purchase price on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001. The $3.8 million was taken against goodwill.

      The results of operations for the twenty-five days ended December 31, 2001, since the acquisition on December 6, 2001, are included in our consolidated statement of operations. The following unaudited pro forma consolidated financial information has been prepared assuming our acquisition had occurred on January 1, 2001.

                                                    For the year ended
                                                    December 31, 2001
                                               ----------------------------
                                                        (unaudited)
Net revenue                                           $ 291,114,248
Income from operations                                   36,724,595
Net income                                                  167,824


      These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of the year, or of future results. In addition, the above pro forma results include the results of operations of Fitzgeralds Las Vegas, which was spun-off to BDI on December 31, 2003. (See Note 7.)

      As a result of the acquisition of the Fitzgeralds assets, the Company recognized intangible assets primarily consisting of $9.8 million for customer relationships, $3.7 million for trade name and $5.2 million for the Nevada gaming license. Intangible assets for customer relationships and trade names are being amortized over a period of 8-10 years. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets, such as the gaming license, are not amortized but instead subject to impairment tests at least annually.

7. SPIN-OFF OF FITZGERALDS LAS VEGAS

      Concurrent with the refinancing of all of the Company's debt as more fully explained in Note 12, Fitzgeralds Las Vegas became an unrestricted subsidiary of the Company. None of the assets or equity interests of Fitzgeralds Las Vegas were pledged as collateral benefiting the 9 1/2% senior secured notes or the $80.0 million Credit Facility. On December 18, 2003, Investor Holdings, the direct owner of Fitzgeralds Las Vegas, and BDI received final regulatory approval to spin-off Fitzgeralds Las Vegas. The spin-off to BDI was completed on December 31, 2003. In connection with the spin-off, Investor Holdings

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded an impairment loss on discontinued operations of $10.0 million. The loss represents the difference between the estimated fair market value and the book carrying value of Fitzgeralds Las Vegas at the date of spin-off. In addition, Investor Holdings, in conjunction with the spin-off of the equity interests in Fitzgeralds Las Vegas, transferred the remaining $27.5 million of Fitzgeralds Las Vegas assets net of liabilities, to BDI and forgave intercompany balances due from Fitzgeralds Las Vegas of $36.7 million.

The following represents selected operational information of Fitzgeralds Las
Vegas:

                                                For the years ended December 31,
                                         ----------------------------------------------
                                             2003              2002          2001(a)
                                         ------------      ------------    ------------
          Gross Revenues                 $ 53,403,324      $ 54,617,588    $  3,445,137
          Net Revenues                   $ 47,613,298      $ 48,812,435    $  3,065,077
          Operating Expenses             $ 49,568,878      $ 50,789,174    $  3,457,953
          Operating Loss                 $ (1,955,580)     $ (1,976,739)   $   (392,876)
          Net Income                     $ (1,972,607)     $ (1,994,777)   $   (394,957)

(a) From inception date of December 7, 2001--See Note 6.

8.  PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2003 and 2002 consist of the following:

                                                                                                 Estimated
                                                                                                Service Life
                                                                2003               2002           (Years)
                                                           --------------     -------------     ------------
Land used in casino operations                             $    3,823,375     $   6,403,375            -
Vessel, buildings & improvements                               96,783,613       116,749,218        25-39
Site improvements                                              17,596,240        17,596,240         9-15
Barge and improvements                                         16,030,350        15,798,767        13-15
Leasehold improvements                                            409,389           395,886            5
Furniture, fixtures and equipment                              55,767,797        50,566,918         4-10
Construction in progress                                        3,948,889         1,513,320
                                                           --------------     -------------
                                                              194,359,653       209,023,724

Less accumulated depreciation and amortization                (52,191,722)      (44,214,566)
                                                           --------------     -------------

   Property and equipment, net                             $  142,167,931     $ 164,809,158
                                                           ==============     =============


      Substantially all property and equipment are pledged as collateral on long-term debt. See Note 12.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  OTHER INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2003 and 2002 are as follows:

                                                                                                    Estimated
                                            Gross Carrying    Accumulated        Net Amount          Expected
                                                 Amount       Amortization     December 31, 2003       Life
                                            --------------    ------------     -----------------    ----------
 Amortized intangible assets:                                (in thousands)
   Customer relationship                        $ 7,840         $(2,033)            $ 5,807            8 yrs
   Tradename                                      3,450            (708)              2,742            10 yrs
   Riverboat excursion license                      700               -                 700            15 yrs
                                                -------         -------             -------
Total intangible assets                         $11,990         $(2,741)            $ 9,249
                                                =======         =======             =======


                                                                                                    Estimated
                                            Gross Carrying    Accumulated         Net Amount         Expected
                                                Amount        Amortization     December 31, 2002       Life
                                            --------------    ------------     -----------------    ----------
 Amortized intangible assets:                                (in thousands)
   Customer relationship                        $  7,840       $ (1,053)            $  6,787          8 yrs
   Tradename                                       3,450           (363)               3,087          10 yrs
   Riverboat excursion license                       700              -                  700          15 yrs
   Intangible asset of discontinued operation      2,210           (292)               1,918
                                                --------       --------             --------
                                                  14,200         (1,708)              12,492
Unamortized intangible assets:
   Intangible asset of discontinued operation      5,200              -                5,200
                                                --------       --------             --------
Total intangible assets                         $ 19,400       $ (1,708)            $ 17,692
                                                ========       ========             ========

      The amortization expense recorded on the intangible assets for the year ended December 31, 2003, December 31, 2002 and for the period from inception of Investor Holdings (September 14, 2001) through December 31, 2001 was $1.3 million, $1.3 million and $0.1 million, respectively. The $700,000 intangible asset, represents a riverboat excursion license for a riverboat, which commenced full operations in March of 2004. Consequently, the $700,000 will be amortized at the rate of approximately $4,000 per month beginning in April 2004. The estimated amortization expense for all amortized intangible assets for each of the five succeeding fiscal years is as follows:

      For the Years Ended December 31,                       (in thousands)
                2004                                           $  1,360
                2005                                              1,372
                2006                                              1,372
                2007                                              1,372
                2008                                              1,372

      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives; rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, Investor Holdings' acquisition of the Fitzgeralds assets was immediately subject to the provision of SFAS No. 142.

10. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

         On October 31, 1995, the Company and Trump Indiana, Inc., our Joint Venture Partner ("Trump"), entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City ("BHR Property"). BHR is responsible for the management, development and operation

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR are billed to Trump and the Company at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump and the Company.

         The Company has paid approximately $5.7 million, $6.0 million and $6.3 million of berthing fees for the years 2003, 2002 and 2001, respectively. Such amounts are recorded in general and administrative expense in the consolidated statement of operations. In addition, the Company has paid approximately $682,000, $979,000 and $805,000 of costs associated with food and beverages, and valet services, and such amounts are recorded in casino expense in the Company's consolidated statements of operations, for the years 2003, 2002 and 2001, respectively. After the Company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. The allocated net losses are approximately $2.4 million, $2.4 million and $2.8 million for the years 2003, 2002 and 2001, respectively.

         During January 2004, BHR received a property tax reassessment notice that increased the valuation of BHR's real property in Lake County, Indiana where BHR is located. The valuation assessments were part of a countywide reassessment, and these reassessments are to be effective as of March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. The reassessments throughout the county have created significant uncertainty for all property owners in Lake County, including BHR, and there are various appeals occurring on the matter, including those made by BHR, which remain pending. Although the valuation was received by BHR, the tax-rate has not been set by the State of Indiana for Lake County and BHR has not received a tax bill. Until the assessment process is finalized and tax rates issued, BHR will not receive a bill. Instead, BHR has followed administrative policies of the taxing authorities and has paid Lake County an amount equal to 70% of its 2001 property tax liability, with the balance due (and an increase, if any) for 2002 and 2003 at the time tax rates are formally established. Accordingly, it is only possible to estimate the remaining tax liability for BHR using information that is currently available, and such estimate is subject to significant uncertainty.

         BHR, within its financial statements, has accrued the retroactive tax liability by taking the new assessed valuations for BHR, multiplied by the last legislatively issued tax rate for Lake County. As a result, BHR has accrued an additional $4.0 million of retroactive property taxes of which one half, or $2.0 million, has been established by BHR as a receivable from Majestic Star as of December 31, 2003. This approach to recording an accrual for property taxes differs from the treatment used by the Company in preparing its own financial statements for the year ended December 31, 2003. As more fully disclosed in Note 15, the Company has consulted with legal counsel and tax experts, and has determined that the Company's potential share of BHR's property tax liability is likely to range from $0.7 million to $2.7 million. The lower end of the range is based on the Company's share of BHR'S property tax liability in prior years, plus a factor for inflation (to take into consideration increases in operating costs of the County), and less payments already made to Lake County. The upper end of the range is the amount calculated by BHR. Given the current status of the County's tax rate-setting process, there is no amount in the range of potential tax liabilities that is a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has recorded a payable to BHR at the low end of the likely range, or approximately $0.7 million. As more information about tax rates becomes available, or the status of assessment appeals change, the Company will adjust its accrual for amounts due to BHR. Such adjustments could result in a material negative adjustment to earnings in future periods.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following represents selected financial information for BHR as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003:

                                                December 31, 2003     December 31, 2002
                                                -----------------     -----------------
                  BALANCE SHEET

Cash                                                $    82,639         $    50,505
Current assets excluding cash                         5,013,217             391,030
Property, plant and equipment, net                   61,881,975          65,616,042
Other assets                                            101,248             108,414
                                                    -----------         -----------

Total assets                                         67,079,079          66,165,991
                                                    ===========         ===========

Current liabilities                                   7,223,402           2,499,369
Capital lease obligations, net of current portion       388,491                   -
                                                    -----------         -----------
Total liabilities                                     7,611,893           2,499,369

Total members' equity                                59,467,186          63,666,622
                                                    -----------         -----------

Total liabilities and members' equity               $67,079,079         $66,165,991
                                                    ===========         ===========

The Majestic Star Casino, LLC - member's equity     $29,733,593         $31,833,311
                                                    ===========         ===========

                                                                         Years Ended December 31,
                                                                         ------------------------
               STATEMENTS OF INCOME                       2003                     2002                   2001
                                                          ----                     ----                   ----

Gross revenue                                        $    18,434,627         $    16,095,365         $    16,468,581

Operating loss                                       $    (4,785,459)        $    (4,794,560)        $    (5,981,620)

Net loss                                             $    (4,790,868)        $    (4,848,863)        $    (5,595,475)

11. OTHER ACCRUED LIABILITIES

      Other accrued liabilities at December 31, 2003 and 2002 were comprised of:


                                                    As of December 31,
                                                -------------------------
                                                    2003          2002
                                                -----------   -----------
                     Property/franchise taxes   $ 3,849,464   $ 2,625,958
                     Gaming taxes                 2,390,077     1,295,627
                     Other taxes                    185,676       348,872
                     Chip & token liability       1,270,260       773,091
                     Accrued trade payables       2,232,981     1,563,904
                     Professional fees              235,141       241,317
                     Accrued rent                   656,489        58,542
                     Other                          775,577     1,309,943
                                                -----------   -----------
                                                $11,595,665   $ 8,217,254
                                                ===========   ===========

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LONG - TERM DEBT

Long-term debt outstanding at December 31 is as follows:                                              2003               2002
                                                                                                  -------------       -----------
 $260,000,000 senior secured notes, bearing interest of 9 1/2% payable on
 October 15 and April 15 beginning April 15, 2004 and due October 15, 2010;
 collateralized by The Majestic Star Casino, LLC's equity interests, The
 Majestic Star Casino, LLC's equity interests in the subsidiary guarantors, and substantially all of The Majestic Star Casino, LLC's and The Majestic Star
 Casino, LLC's subsidiary guarantors' assets, other than certain excluded assets.                 $ 260,000,000       $         -

 $80,000,000 credit facility which expires in October 2007, bears interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo
 Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the loan and security agreement). The credit facility is secured by The Majestic Star Casino, LLC's equity interests,
 The Majestic Star Casino, LLC's equity interests in the subsidiary guarantors, and substantially all of The Majestic Star Casino, LLC's and The Majestic Star
 Casino, LLC's subsidiary guarantors' assets, other than the excluded assets.                        25,958,493                 -

 $16,290,000 unsecured notes payable, net of unamortized discount of $533,169 at
 December 31, 2003 and $151,767,000 senior secured notes payable, net of unamortized discount of $6,235,552 at December 31, 2002. During 2003, Majestic
 Investor Holdings purchased 89.3% of its 11.653% senior secured notes. In addition, in 2002, Majestic Investor Holdings purchased $865,000 of its senior secured notes. Majestic Investor Holdings pays interest at a rate of 11.653% on the notes. Interest is paid semi-annually on May 31 and November 30, with a final payment of principal and interest due on November 30, 2007. On October 7,
 2003, the notes became unsecured obligations of Majestic Investor Holdings.                         15,756,831       145,531,448

 $130,000,000 senior secured notes, net of unamortized discount of $1,120,229 at December 31, 2002.  During 2003, The Majestic Star Casino, LLC  redeemed
 and retired all of its 10 7/8% senior secured notes.                                                         -       128,879,771

 Equipment and software financing payable at Barden Nevada Gaming, LLC including related use taxes; collateralized by gaming equipment; interest rates from 7.5%
 to 12.0%; due in aggregate monthly installments of $13,526 with varying
 maturity dates through 2005. These debt obligations were spun-off to BDI.                                    -           249,150
                                                                                                  -------------     -------------

                                                                                                    301,715,324       274,660,369

 Less current maturities                                                                                      -          (134,084)
                                                                                                  -------------     -------------

 Long-term debt, net of current maturities                                                        $ 301,715,324     $ 274,526,285
                                                                                                  =============     =============




The scheduled maturities of long-term debt are as follows:

For the Years Ended December 31,             (In thousands)
        2004                                            -
        2005                                            -
        2006                                            -
        2007                                   $   41,715
        2008                                            -
        Thereafter                                260,000
                                               ----------
                                               $  301,715
                                               ==========

REFINANCING OF DEBT

      On August 26, 2003, The Majestic Star Casino, LLC commenced a cash tender offer and consent

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

solicitation at a price of 105.438% for its 10 7/8% notes. The solicitation of consents sought approval for amendments to the Indenture governing the 10 7/8% notes (the "Majestic Indenture") in order to (i) eliminate substantially all restrictive covenants and (ii) to release the liens on the collateral that secured the 10 7/8% notes. Upon expiration of the consent solicitation on September 25, 2003, $74.6 million or 57.4% of the aggregate outstanding principal amount of the 10 7/8% notes had been tendered. The Majestic Star Casino, LLC funded the payment of the tendered 10 7/8% notes, along with accrued and unpaid interest, from the proceeds of the issuance of the 9 1/2% senior secured notes, which closed on October 7, 2003. Also, on October 7, 2003, The Majestic Star Casino, LLC called the remaining $55.4 million outstanding principal amount of the 10 7/8% notes which were redeemed on November 6, 2003 at a price of 105.438%, plus accrued and unpaid interest.

      Also, on August 26, 2003, Majestic Investor Holdings commenced a cash tender offer and consent solicitation at a price of 109.0% for its 11.653% notes. The solicitation of consents sought approval for amendments to the Indenture governing the 11.653% notes (the "Majestic Investor Holdings Indenture") in order to (i) eliminate substantially all restrictive covenants,
(ii) terminate the guarantees of the restricted subsidiaries of Majestic Investor Holdings and (iii) release the liens on the collateral that secured the 11.653% notes. Upon expiration of the consent solicitation on September 25, 2003, $135.5 million or 89.3% of the aggregate outstanding principal amount of the 11.653% notes had been tendered. The Company funded the payment of the tendered 11.653% notes, along with accrued and unpaid interest, from the proceeds of the issuance of the 9 1/2% senior secured notes, which closed on October 7, 2003. After the expiration of the offer and consent solicitation related to the 11.653% notes, Majestic Investor Holdings has $16.3 million in 11.653% unsecured notes still outstanding. The 11.653% notes are now unsecured obligations of Majestic Investor Holdings.

      Upon the closing of the 9 1/2% senior secured notes, the Company used approximately $153.2 million to purchase 89.3% of its 11.653% notes, along with accrued and unpaid interest, and approximately $80.9 million to redeem 57.4% of its 10 7/8% notes, along with accrued and unpaid interest. $4.2 million was used for expenses related to the 9 1/2% senior secured notes offering as well as expenses related to the establishment of a new $80 million Credit Facility. Approximately $21.7 million from the 9 1/2% senior secured notes plus $28.0 million from the $80 million Credit Facility, along with the Company's cash were used to redeem the remaining 10 7/8% notes on November 6, 2003. The Company recognized a loss on the retirement of debt of $32.0 million on October 7, 2003. The loss on the retirement is comprised of premiums on the offers to purchase, the write-off of deferred issuance costs and the write-off of original issuance discount on the 10 7/8% notes and 11.653% notes which amounts are reflected in the computation of net income for the year ended December 31, 2003.

      The 9 1/2% senior secured notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year, commencing April 15, 2004. The 9 1/2% senior secured notes will mature on October 15, 2010. The 9 1/2% senior secured notes are secured by a pledge of substantially all of the Company's current and future assets, other than the assets of Fitzgeralds Las Vegas (which became an unrestricted and non-guarantor subsidiary effective October 7, 2003 and was subsequently spun-off to BDI on December 31, 2003) and certain other excluded assets. The 9 1/2% senior secured notes are also collateralized by The Majestic Star Casino, LLC's equity interests and the equity interests in the subsidiary guarantors.

      Prior to October 15, 2006, the Company may redeem up to 35% of the original aggregate principal amount of the 9 1/2% senior secured notes at a redemption price of 109.5% of the principal amount of the notes, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings made by the Company. On or after October 15, 2007, the Company may redeem all or a portion of the 9 1/2% senior secured notes at a price of 104.75%, declining thereafter to 100.0% after October 15, 2009.

      Upon a Change of Control as defined in the Indenture governing the 9 1/2% senior secured notes (the "9 1/2% Indenture"), the Company will be required to offer to repurchase all of the outstanding 9 1/2% senior secured notes at a cash price equal to 101% of the principal amount thereof, plus accrued and

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unpaid interest, to the date of repurchase.

      The 9 1/2% Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
(iii) enter into transactions with affiliates; and (iv) sell any restricted subsidiaries' assets.

      Concurrently with the closing of the 9 1/2% senior secured notes, the Company established the $80 million Credit Facility with Wells Fargo Foothill, Inc., and terminated two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80 million Credit Facility is secured by a pledge of our equity and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company except the assets of Fitzgeralds Las Vegas. Borrowings under the $80 million Credit Facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the loan and security agreement). The Wells Fargo Foothill, Inc. base rate approximates the prime rate. Full payment of any outstanding balance under the $80 million Credit Facility is due upon maturity of the agreement in October 2007. The credit agreement includes covenants, which among other things, (i) require the Company to maintain minimum EBITDA (as defined in the loan and security agreement) and Interest Coverage Ratios (as defined in the covenant), which increase periodically, (ii) restrict the Company's ability to incur, assume, or guarantee any indebtedness, (iii) restrict the Company's ability to transfer or sell assets, including the equity interest of the restricted subsidiaries and (iv) limit on an annual basis capital expenditures.

      At December 31, 2003, the Company had available borrowing capacity under the $80.0 million Credit Facility of approximately $54.0 million. This amount was reduced to $41.0 million at March 30, 2004. The reduction is primarily the result of the amounts borrowed in part to pay for the GNC Land acquisition. See
Note 16.

INTERCREDITOR AGREEMENTS

      In connection with the Company entering into the $80 million Credit Facility, the trustee under the 9 1/2% Indenture (as collateral agent) entered into an intercreditor agreement with Wells Fargo Foothill, Inc., the agent under the $80 million Credit Facility. The intercreditor agreement provides for the contractual subordination of the liens on the collateral securing the 9 1/2% senior secured notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the $80 million Credit Facility.

      The intercreditor agreement, among other things, limits the trustee's rights in an event of default under the 9 1/2% senior secured notes. Under the intercreditor agreement, if the 9 1/2% senior secured notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the $80 million Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the $80 million Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within up to 190 days following notice to such lenders of the occurrence of an event of default under the 9 1/2% Indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the 9 1/2% senior secured notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the $80 million Credit Facility and thereafter to the holders of the 9 1/2% senior secured notes.

OLD MAJESTIC STAR AND MAJESTIC INVESTOR HOLDINGS NOTES

      At December 31, 2003, The Majestic Star Casino, LLC, had no debt outstanding under its 10 7/8% notes, compared to debt of $128.9 million, net of unamortized discount of $1.1 million at December 31, 2002. The 10 7/8% notes bore interest at a fixed rate of 10 7/8% per annum payable January 1 and July 1 each year. As explained above, these notes were fully redeemed and retired in 2003. At December 31, 2003, Majestic Investor Holdings, had debt outstanding of $15.8 million related to its 11.653% notes, net

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of unamortized discount of $0.5 million. This compares to debt of $145.5 million, net of unamortized discount of $6.3 million at December 31, 2002. Approximately $135.5 million of the 11.653% notes were purchased and retired as previously explained. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. Majestic Investor Holdings (nor any other subsidiary of the Company) no longer guarantees the notes and the liens on the collateral have been released.

      In 2002, Majestic Investor Holdings was required to pay liquidated damages related to the unregistered 11.653% notes. The registration statement was not declared effective by the date required pursuant to the registration rights agreement. Majestic Investor Holdings paid liquidated damages of $176,000 during 2002.

      During the fourth quarter of 2002, Majestic Investor Holdings purchased for $759,000, plus accrued interest, its 11.653% notes with a face value of $865,000. The notes, net of unamortized original issue discount, were being carried at a value of $828,000; the resulting gain was $69,000.

OLD CREDIT FACILITIES

      At December 31, 2002, The Majestic Star Casino, LLC had a $20.0 million credit facility (the "Majestic Credit Facility") and Majestic Investor Holdings had a $15.0 million credit facility (the "Majestic Investor Holdings Credit Facility"). These credit facilities were replaced during 2003 with the $80 million Credit Facility. There were no borrowings on the Majestic Credit Facility or the Majestic Investor Holdings Credit Facility as of December 31, 2002 or on the date that both facilities were terminated, October 7, 2003.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying value and estimated fair value as of December 31, 2003 of the Company's financial instruments. (Refer to notes 2 and 12).

                                                    Carrying      Estimated
                                                     Value        Fair Value
                                                  ------------   ------------
Assets:
   Cash and equivalents                           $ 22,058,016   $ 22,058,016
   Restricted Cash                                $  1,400,000   $  1,400,000

Liabilities:
   Long-term debt and line of credit borrowings   $301,715,324   $317,315,324

      While our $260.0 million of 9 1/2% senior secured notes are not actively traded, we believe, based upon information received from brokers, that our $260.0 million of 9 1/2% senior secured notes were priced at 106% of face value for a value of $275.6 million at December 31, 2003. The $15.8 million of 11.653% notes, net of original issue discount of $0.5 million, to our knowledge are not publicly traded. We believe the fair value of this debt to be $15.8 million since these notes are no longer secured by the equity interests and assets of Majestic Investor Holdings and its restricted subsidiaries.

14. SAVINGS PLAN

      The Company contributes to a defined contribution plan, which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $1.0 million, $1.2 million and $0.4 million during 2003, 2002 and 2001, respectively. The $0.8 million increase between 2002 and 2001 is directly related to the acquisition of the Fitzgeralds properties on December 6, 2001. There were no matching contributions made to the Fitzgerald employees in 2001. The matching contribution made during 2002 is inclusive of $185,000 in contributions made to the employees of Fitzgeralds Las Vegas, our discontinued operation. The 2003 matching contributions do not include matching contributions made by our discontinued operation.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  COMMITMENTS AND CONTINGENCIES

LEASES

      The Company has operating leases that cover various office and gaming equipment. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2003 are as follows:

For the Years Ended December 31,
      2004                                             $   1,643,402
      2005                                                 1,563,229
      2006                                                 1,480,125
      2007                                                 1,480,125
      2008                                                 1,478,605
      Thereafter                                           9,467,982
                                                       -------------
                                                       $  17,113,468
                                                       =============

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $8.0 million, $7.9 million and $3.6 million, respectively.

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

      In March 1998, a complaint was filed in the Lake County Superior Court in East Chicago, Indiana, against the BHR Joint Venture, Trump and the Company. The plaintiff, a former employee of the Company, claimed to have been assaulted in the BHR Joint Venture parking lot in June 1997 and requested compensatory and punitive damages totaling approximately $11.0 million. The suit alleged that Trump and the Company failed to provide adequate security to prevent assaults. On March 2, 2004, the parties agreed to settle the lawsuit for $57,500. Majestic Star is responsible for $7,500, with the balance split between Trump and the BHR Joint Venture. The Company had adequately reserved for this settlement at December 31, 2003.

      In March 2000, the Company was issued a notice of audit findings, and in May 2000, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1996 and 1998. The Indiana Department of Revenue has taken the position that Indiana gross wagering tax must be added back to the Company's income for the purpose of determining the Indiana adjusted gross income tax on the Company's non-resident member, and that the Company had the duty to withhold and remit adjusted gross income tax payable by its non-resident member. The tax deficiency assessed for 1996 and 1998 totals $554,000 plus accrued interest. In February 2003, the Company was issued notices of proposed assessment by the Indiana Department of Revenue for income tax withholding deficiencies for the years ended December 31, 1999, 2000 and 2001, concerning the same issue. The tax deficiency assessed for 1999-2001 totals $2.0 million, plus accrued interest. The Company believes that the position of the Indiana Department of Revenue is not valid, and the Company has filed administrative protests and demands for a hearing with the Department of Revenue to protect its rights with respect to all tax years. The Company is aware that other casino operators have also filed similar protests and demands. However, it is too early to determine the outcome of these contested tax assessments and, accordingly, the accompanying financial statements do not include any accrual relating to their contingent liability.

      In December 2002, a complaint was filed in the U.S. District Court for the Northern District of

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The plaintiff is seeking back pay, front pay, compensatory damages and punitive damages in excess of $3.5 million. The Company is vigorously defending the lawsuit. However, it is too early to determine the outcome of this matter and the effect, if any, on the Company's financial position and results of operations and, accordingly, the accompanying financial statements do not include any accrual relating to the contingent liability.

      In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Barden Mississippi. The plaintiffs claim the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The Company intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations and, accordingly, the accompanying financial statements do not include any accrual relating to this contingent liability.

PROPERTY TAXES

         During January 2004, Majestic Star received a property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana where Majestic Star is located. The valuation assessment was part of a countywide reassessment, and these reassessments are to be effective as of March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. The reassessments throughout the county have created significant uncertainty for all property owners in Lake County, including Majestic Star, and there are various appeals occurring on the matter, including those made by Majestic Star, which remain pending. Although an assessed valuation was received by Majestic Star, the tax-rate has not been set by the State of Indiana for Lake County and Majestic Star has not received a tax bill. Until the assessment process is finalized and tax rates issued, Majestic Star will not receive a tax bill. Instead, Majestic Star has followed administrative policies of the taxing authorities and has paid Lake County an amount equal to 70% of its 2001 property tax liability, with the balance due (and an increase, if any) for 2002 and 2003 at the time tax rates are formally established. Accordingly, it is only possible to estimate the remaining property tax liability for Majestic Star using information that is currently available, and such estimate is subject to significant uncertainty.

         As more fully described in Note 10, the Company's joint venture with Trump, BHR, also has received a notice of an increase in assessed value of its real property. Similarly BHPA, the owner of a parking garage for which Majestic Star is a lessee under an operating lease, has received a notice reflecting assessed values. Majestic Star, through the joint venture agreement and the operating lease agreement, would be liable for its portion of BHR's and BHPA's property tax liabilities.

         The Company has met with the third party hired by Lake County, which conducted the assessments of the Majestic Star vessel and the parking garage (the "Assessor"). Management of BHR has similarly met with the Assessor regarding the assessment of the joint venture's real property. While any change in assessed values is subject to State of Indiana approval, tentatively, it appears that the value of Majestic Star's vessel will be reduced to an amount that approximates its previous assessed valuation due to the misapplication by the Assessor of property tax rules affecting riverboat vessels. In addition, it appears that the Assessor is considering a lower assessed valuation than that previously issued to BHPA and BHR, based on information provided by Majestic Star and BHR regarding the actual purchase price of the property, recent appraisals and land sales activity.

         The Company has consulted with legal counsel and tax experts, and believes that its liability for property taxes (including amounts due directly by Majestic Star and indirectly through BHR and BHPA) is likely to range from approximately $4.2 million to approximately $11.6 million. The lower end of the range is based on the Company's property tax liabilities for these entities in prior years (or similar property in the case of the new BHPA parking garage), plus a factor for inflation (to take into consideration increases in operating costs of the County), and less payments already made to Lake County. The upper end of the range is the amount calculated by taking the current assessed values (ignoring the likelihood of reductions through pending appeals), multiplied by the last legislatively issued tax rate for Lake County. Management believes it is remote that the liability would reach the upper end of the range. However, since the State of Indiana has yet to determine a tax rate for Lake County, Indiana, there is no amount in the range of potential property tax liabilities that is a better estimate than any other amount an the range at the present time. Therefore, in accordance with Financial Accounting Standard No. 5, "Accounting for Contingencies," the Company has established an accrual for real property taxes on the Majestic Star vessel, and its proportionate share of liability for BHPA and BHR, at the low end of the likely range, or approximately $4.2 million.

         Depending on the outcome of the recent meetings with the Assessor, the Company will vigorously pursue the adjustment of what it believes to be incorrectly assessed valuations. However, no assurance can be given regarding the timing or outcome of any resolution of these matters. As more information about tax rates becomes available, the Company will adjust its accrual for property taxes. If assessed valuations are not reduced or tax rates issued are unfavorable to Majestic Star, then Majestic Star could be required to increase its accrual for property taxes which could result in a material negative adjustment to earnings in future periods.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GAMING REGULATIONS

      The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Act") and the administrative rules promulgated thereunder. The Indiana Gaming Commission ("IGC") is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as over all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of proposed rules might have on the Company's operations.

      A change in the Indiana state law governing gaming took effect on July 1, 2002. The new law enables Indiana's riverboat casinos to operate dockside. The IGC approved Majestic Star's flexible boarding plan that allows the continuous ingress and egress of patrons for the purpose of gambling while the riverboat is docked. The plan went into effect on August 5, 2002 and imposes a graduated wagering tax based upon adjusted gross receipts. As discussed below in "Retroactive Dockside Tax," the graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. For the period July 1 through August 4, 2002, the wagering tax was raised by statute to 22.5% of adjusted gross receipts, but, as discussed below in "Retroactive Dockside Tax," has been modified. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. Prior to August 5, 2002, Indiana imposed an admissions tax of $3 per patron turnstile count at every boarding time plus the count of the patrons that stayed over on the vessel from a previous boarding time period.

      Effective July 1, 2003, a licensed riverboat owner who implements flexible scheduling can conduct gambling operations for up to 24 hours per day upon receiving IGC approval. Under prior IGC rules, riverboat casinos were required to close for three hours daily. The Majestic Star Casino's plan for 24-Hour Dockside Gaming was submitted to the IGC and approved. The Majestic Star Casino began operating on 24-hour basis on July 12, 2003.

      In June 2003, the Indiana legislature clarified the start date of the graduated wagering tax structure associated with the implementation of dockside gaming. Previously, the start date for the computation of cumulative adjusted gross receipts from gaming revenues ("AGR") under the graduated tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming with flexible scheduling on that date; and August 5, 2002, for three riverboat casinos that implemented dockside gaming with flexible scheduling on that date. The Indiana legislature's clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative AGR under the graduated tax structure starting on July 1, 2002 irrespective of when they implemented dockside gaming. In addition, the State of Indiana's position is that no credit be provided to the casino riverboats for taxes paid at the 22.5% rate. As a result of the "Retroactive Dockside Tax," the Indiana Department of Revenue has assessed an additional $2.1 million of gaming taxes due from the Majestic Star Casino. The Majestic Star Casino took a charge in June 2003 for this assessment. The $2.1 million assessment is required to be paid in two equal installments on July 1, 2003 and July 1, 2004. The Majestic Star Casino paid 50% of the $2.1 million assessment to Indiana Department of Revenue on July 1, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The ownership and operation of our casino gaming facilities in Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our Colorado operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

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

OTHER CONTINGENCIES

      In September of 2000, AMB Parking, LLC, (a limited liability company indirectly owned by Don H. Barden, Chairman and CEO of the Company) and Trump entered into an Operating Agreement to form Buffington Harbor Parking Associates, LLC ("BHPA"). The limited liability company was formed for the purpose of constructing and operating a 2,000 space parking garage. Both the Company and Trump, each advanced prepaid rent of $9.7 million. The Company is amortizing its prepaid rent over the term of the lease agreement. The Company and Trump have each entered into parallel operating lease agreements with BHPA, each having a term until December 31, 2018. The rent payable under the leases is intended to service the debt incurred by BHPA to construct the parking garage. The operating lease agreement calls for the Company and Trump to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment. Since the inception of the lease neither the Company nor Trump have had to make a payment equal to 100% of BHPA's debt service cost.

EMPLOYMENT AGREEMENTS

      Mr. Don H. Barden serves as the Company's Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $425,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with The Majestic Star Casino, LLC. The Company pays life insurance premiums on policies with a value of $5.0 million and provides Mr. Barden with an auto allowance.

      Mr. Michael E. Kelly serves as the Company's Manager, Executive Vice President and Chief Operating Officer and Secretary pursuant to a three-year employment agreement with The Majestic Star

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Casino, LLC dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the consolidated performance of the Company. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in The Majestic Star Casino, LLC's 401(k) plan, together with a $100,000 signing bonus and an interest-free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

      Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement dated October 21, 2002. Under this agreement, Mr. Bennett will receive base compensation of $250,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Company's 401(k) plan and reimbursement of relocation expenses. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement. Mr. Bennett's employment agreement contains certain non-competition provisions with a duration of 12 months if Mr. Bennett should voluntarily terminate his employment within 18 months of the commencement date of his employment agreement.

      The amounts payable pursuant to the agreements with Messrs. Barden, Kelly, and Bennett are the responsibility of the Company. As indicated in Note 16, the Company entered into an Expense Reimbursement/Sharing Agreement with Investor Holdings whereby Investor Holdings reimbursed the Company for a specified percentage of expenses paid by the Company for Investor Holdings' corporate overhead. The Expense Reimbursement/Sharing Agreement was in place for the years ended December 31, 2001 and 2002, but was terminated effective with the refinancing on October 7, 2003.

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

      Effective August 23, 2001, in accordance with an order of the Indiana Gaming Commission, the Company's riverboat owner's license was renewed subject to certain conditions. Pursuant to the license renewal, the Company was required to post a bond in the amount of $1.0 million to secure its regulatory obligations. The $2.5 million bond previously posted was released on the effective date. The $1.0 million bond has yet to be provided. The Indiana Gaming Commission is currently reviewing language to be included in the bond. When the language is finalized, the Company will post the new bond.

      During the year ended December 31, 2002, a $250,000 letter of credit was issued to secure payment

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of self-insured workers compensation claims at Fitzgeralds Black Hawk and Fitzgeralds Tunica. In order to collateralize the letter of credit the bank, through which the letter of credit was issued, restricted $250,000 of Investor Holdings' cash in bank. In 2003, Fitzgeralds Las Vegas joined the self-insured workers compensation program. When this occurred, Investor Holdings was required to increase its letter of credit to $500,000. As collateral, the bank increased restricted cash by an additional $250,000.

      As part of a self insured workers compensation program at Majestic Star, Majestic Star was required to secure a letter of credit in the amount of $900,000 to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $900,000 certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheet.

      The State of Mississippi has required Fitzgeralds Tunica to post surety bonds as security for current and future sales and gaming revenue tax obligations. Fitzgeralds Tunica has four surety bonds: a $600,000 bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guaranties of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guaranties, the Company will be obligated to reimburse Mr. Barden for any such payments.

16.  RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

      In December 2001, Majestic Star made a $300,000 employee loan to Mr. Barden. This loan bore interest at a rate of 7% per annum and was paid in full with interest in April 2003.

      In January 2002, Majestic Star made a $200,000 employee loan to Mr. Kelly. This loan bears no interest and is due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000 in accordance with the loan agreement. As of March 11, 2004 the outstanding balance was $66,000.

      In December 2001, Majestic Investor Holdings issued a $700,000 note to BDI. The Note bore interest at a rate of 7% per annum and was paid in full, with interest, in March 2003.

TRANSACTIONS BY OR WITH AFFILIATES

      On February 11, 2004, we acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate of ours (the "GNC Land"). The purchase price for the GNC Land was not greater than eighty percent (80%) of the appraised value as evidenced by the written appraisal of an independent appraiser dated not more than ninety (90) days prior to the closing. The purchase price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to the Naming Rights Agreement, which was terminated).

      In March 2003, Majestic Star purchased for $1.0 million, net of prorated taxes plus closing costs, approximately 50 acres of land and a building adjacent to the Buffington Harbor gaming complex from an affiliated company. The purchase price was based on an independent third-party appraisal.

      During the twelve months ended December 31, 2003, Majestic Star made distributions totaling $1.7 million to BDI pursuant to the Majestic Star Manager Agreement and the new Manager Agreement related to the fourth quarter of 2002 and the first three quarters of 2003. Majestic Star made distributions of $3.0 million and $0.3 million for the twelve months ended December 31, 2002 and 2001, respectively, related to the Majestic Star Manager Agreement. See "Manager Agreements."

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the twelve months ended December 31, 2003, Majestic Investor Holdings made distributions totaling $3.3 million to BDI pursuant to the Investor Holdings Manager Agreement and the new Manager Agreement related to the fourth quarter of 2002 and the first three quarters of 2003. Majestic Investor Holdings made distributions of $2.5 million and for the twelve months ended December 31, 2002 related to the Investor Holdings Manager Agreement. See "Manager Agreements."

     In April 2003, Majestic Star, in accordance with the indenture relating to the 10 7/8% notes, made a $710,000 distribution to its sole member for income taxes. The calculation for the distribution was based on Majestic Star's net income during the three-month period ended March 31, 2003.

     In April 2003, Majestic Investor Holdings, in accordance with the indenture relating to the 11.653% notes, made a $338,000 distribution to its sole beneficial owner for income taxes. The calculation for the distribution was based on Majestic Investor Holdings' net income during the three-month period ended March 31, 2003.

MANAGER AGREEMENTS

     On October 7, 2003, concurrently with the consummation of the offering of the 9 1/2% senior secured notes, the Company entered into a new Manager Agreement with BDI. Distributions to BDI under the new Manager Agreement are limited by the terms of the 9 1/2% Indenture and by the terms of the $80.0 million Credit Facility. The distributions for each fiscal quarter may not exceed 1% of consolidated net revenue and 5% of the Company's consolidated cash flow (as defined in the 9 1/2% Indenture and the loan and security agreement for the $80.0 million Credit Facility) for the immediately preceding fiscal quarter. The new Manager Agreement supercedes the Majestic Star Manager Agreement and the Majestic Investor Holdings Manager Agreement described below.

     The Company makes distributions to BDI as a return on the investment capital contributed to us by BDI, for corporate oversight and governance services and as an inducement for Mr. Barden, the sole stockholder of BDI, to continue using his visibility in the gaming industry to promote us. The distributions are subordinated to the payment in full of principal, interest, and liquidated damages, if any, then due on the 9 1/2% senior secured notes and to obligations under the $80.0 million Credit Facility and may not be paid if the Company does not meet certain financial ratios as provided in the indenture.

     In June 1999, Majestic Star entered into a LLC Manager Agreement with BDI to provide for, among other things, BDI to act as our manager (the "Majestic Star Manager Agreement"). Distributions to BDI under the Majestic Star Manager Agreement were limited under the terms of the Majestic Indenture. The distributions for each fiscal quarter could not exceed 5% of Majestic Star's consolidated cash flow (as defined in the Majestic Indenture) for the immediately preceding fiscal quarter and could not be paid if Majestic Star was in default under the Majestic Indenture or if Majestic Star did not meet certain financial ratios as provided in such indenture.

     During the nine months ended September 30, 2003, Majestic Star Casino made distributions totaling $1.0 million to BDI in accordance with the Majestic Star Manager Agreement, related to the fourth quarter of 2002 and the six months ended June 30, 2003.

     In December 2001, Majestic Investor Holdings entered into a LLC Manager Agreement with BDI to provide for, among other things, BDI to act as our manager (the "Majestic Investor Holdings Manager Agreement"). Distributions to BDI under the Majestic Investor Holdings Manager Agreement were limited under the terms of the Majestic Investor Holdings Indenture. The distributions for each fiscal quarter could not exceed 1% of net revenues plus 5% of Majestic Investor Holdings' consolidated cash

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flow (as defined in the Majestic Investor Holdings Indenture) for the immediately preceding fiscal quarter and could not be paid if Majestic Investor Holdings was in default under the Majestic Investor Holdings Indenture or if Majestic Investor Holdings did not meet certain financial ratios as provided in such indenture.

     During the nine months ended September 30, 2003, Majestic Investor Holdings made distributions totaling $2.6 million to BDI in accordance with the Majestic Investor Holdings Manager Agreement related to the fourth quarter of 2002 and the six months ended June 30, 2003.

BARDEN NEVADA EXPENSE SHARING AGREEMENT

     Concurrent with the consummation of the offering of the 9 1/2% senior secured notes, we entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to us in the amount of the greater of (i) $500,000 per year or (ii) the actual amount of certain specified expenses incurred by us in connection with providing management services to Barden Nevada.

NAMING RIGHTS AGREEMENT

     Gary New Century, LLC ("GNC"), a company wholly owned by Mr. Barden, intended to develop an outdoor amphitheater on property it owned adjacent to Majestic Star. The Company entered into a Naming Rights Agreement with GNC effective in October 2001. Pursuant to the Naming Rights Agreement, GNC agreed to use the name "The Majestic Star Amphitheater" as the name of the amphitheater and the Company paid GNC $1.5 million during 2001 for such rights. The initial term of the Naming Rights Agreement was three years commencing on the opening of the amphitheater. The Naming Rights Agreement was terminated in connection with the acquisition of the GNC Land by the Company and the Company received a credit of $1.5 million against the purchase price of the GNC Land at closing.

FITZGERALDS ACQUISITION AND EXPENSE REIMBURSEMENT/SHARING AGREEMENT

     In September 2000, Majestic Investor, LLC was capitalized by the Company with $9.0 million of capital contributions, including interest thereon. Majestic Investor, LLC subsequently contributed this $9.0 million to Investor Holdings in connection with the assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to Investor Holdings.

     Prior to the consummation of the offering of the Investor Holdings 11.653% notes, Investor Holdings issued a 35.71% membership interest to BDI in exchange for the contribution by BDI of a note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Majestic Investor, LLC as additional paid-in-equity. Majestic Investor, LLC currently owns 100% of the member interests of Investor Holdings. BDI, upon closing of the offering of the 11.653% notes, contributed $5.0 million in repayment of the promissory note.

     On October 22, 2001, Investor Holdings entered into an Expense Reimbursement/Sharing Agreement with the Majestic Star Casino, pursuant to which Investor Holdings and its restricted subsidiaries would each reimburse the Majestic Star Casino for sixty percent (60%) of the documented out-of-pocket expenses paid by the Majestic Star Casino for Investor Holdings' corporate overhead, including (i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance, and supplies, (ii) rent and (iii) other similar costs and expenses.

     These executives and employees provided services to Investor Holdings, its subsidiaries and Majestic Star. For the twelve months ended December 31, 2002 and 2001 the reimbursement percentage was

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capped at fifty percent (50%) up to an aggregate of $1.7 million due to restrictions set forth in the Majestic Investor Holdings Indenture. Upon completion of the refinancing and elimination of the restrictive covenants, the Expense Reimbursement/Sharing Agreement was terminated.

17.  SUBSEQUENT EVENT

     On February 11, 2004, the Company acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate of ours (the "GNC Land"). The purchase price for the GNC Land was not greater than eighty percent (80%) of the appraised value as evidenced by the written appraisal of an independent appraiser dated not more than ninety (90) days prior to the closing. The purchase price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to the Naming Rights Agreement, which was terminated).

18.  SEGMENT INFORMATION

     The Majestic Star Casino, LLC either directly or indirectly through a wholly subsidiary owns and operates three properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties"). As previously discussed, prior to the spin-off to BDI, the Company owned an additional casino and hotel located in Las Vegas, Nevada.

     The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (in Tunica, Mississippi only), and food and beverage.

     The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. Corporate costs were allocated to the business segments through an expense sharing agreement, that was terminated on October 7, 2003, upon consummation of our refinancing transactions.

     A summary of the Properties' operations by business segment for the years ended December 31, 2003, 2002 and 2001 is presented below:

                                                For the Years Ended
                                                    December 31,
                                     -----------------------------------------
                                       2003             2002            2001
                                     ---------       ---------       ---------
                                                  (in thousands)
Net revenues:
     Majestic Star Casino            $ 138,890       $ 135,129       $ 124,917
     Fitzgeralds Tunica                 89,249          92,835           5,753
     Fitzgeralds Black Hawk             33,644          35,138           2,425
                                     ---------       ---------       ---------
Total                                $ 261,783       $ 263,102       $ 133,095
                                     =========       =========       =========

Operating income (loss):
     Majestic Star Casino            $  15,030       $  17,624       $  14,505
     Fitzgeralds Tunica                 12,341          14,288             654
     Fitzgeralds Black Hawk              6,462           6,694             674
     Majestic Investor Holdings         (2,388)         (2,956)         (1,214)
                                     ---------       ---------       ---------
Total                                $  31,445       $  35,650       $  14,619
                                     =========       =========       =========

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      For the Years Ended
                                                                         December 31,
                                                             -----------------------------------
                                                                2003         2002         2001
                                                             ---------    ---------    ---------
                                                                       (in thousands)
Segment depreciation and amortization:
     Majestic Star Casino                                    $   5,834    $   6,617    $   8,070
     Fitzgeralds Tunica                                          7,820        7,373          485
     Fitzgeralds Black Hawk                                      1,730        1,538           99
     Majestic Investor Holdings                                  2,105        2,597          169
                                                             ---------    ---------    ---------
Total                                                        $  17,489    $  18,125    $   8,823
                                                             =========    =========    =========

Expenditure for additions to long-lived assets:
     Majestic Star Casino                                    $  12,205    $   5,189    $   4,967
     Fitzgeralds Tunica                                          4,395        2,549          100
     Fitzgeralds Black Hawk                                      1,863        1,177           --
                                                             ---------    ---------    ---------
Total                                                        $  18,463    $   8,915    $   5,067
                                                             =========    =========    =========

                                                                As of December 31,
                                                             ----------------------
                                                                2003         2002
                                                             ---------    ---------
Segment assets:
     Majestic Star Casino                                    $ 269,926    $ 113,177
     Fitzgeralds Tunica                                         84,458       88,307
     Fitzgeralds Black Hawk                                     30,498       30,468
     Fitzgeralds Las Vegas (1)                                      --       38,231
     Majestic Investor Holdings                                 64,639      155,574
                                                             ---------    ---------
     Total                                                     449,521      425,757
     Less: Intercompany                                       (216,306)    (149,947)
                                                             ---------    ---------
Total                                                          233,215      275,810
                                                             =========    =========

     (1) The equity interests in Fitzgeralds Las Vegas were spun-off to BDI on December 31, 2003.

19.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     The proceeds from the issuance of the 9 1/2% senior secured notes and approximately $28.0 million of the $80 million Credit Facility were used to retire all of the 10 7/8% notes and substantially all of the 11.653% notes. Under the Indenture for the 9 1/2% senior secured notes and the Loan and Security Agreement for the $80 million Credit Facility, Fitzgeralds Tunica and Fitzgeralds Black Hawk remain as guarantors; however, Fitzgeralds Las Vegas became an unrestricted and non-guarantor subsidiary and was subsequently spun-off to BDI on December 31, 2003.

     The following condensed consolidating information presents condensed consolidating balance sheets as of December 31, 2003 and 2002, condensed consolidating statements of operations for the years ended December 31, 2003, 2002 and 2001 and condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001 for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. (a co-issuer of the 9 1/2% senior secured notes), the guarantor subsidiaries, our discontinued operation, and eliminating entries necessary to consolidate such entities.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             As of December 31, 2003

                                                  The Majestic  The Majestic
                                                  Star Casino,   Star Casino       Guarantor       Eliminating            Total
                                                       LLC      Capital Corp.     Subsidiaries       Entries          Consolidated
                                                 -------------  -------------    -------------    -------------       -------------
ASSETS
Current Assets:
     Cash and cash equivalents                   $  10,929,430  $           -    $  11,128,586    $           -       $  22,058,016
     Restricted cash                                   900,000              -          500,000                -           1,400,000
     Accounts receivable, net                        1,544,483              -          668,063                -           2,212,546
     Inventories                                        77,312              -          630,373                -             707,685
     Prepaid expenses                                1,628,044              -          498,539                -           2,126,583
     Receivables from affiliate                        587,254              -                -         (377,119)(a)         210,135
     Note receivable from related party                133,000              -                -                -             133,000
                                                 -------------  -------------    -------------    -------------       -------------
        Total current assets                        15,799,523              -       13,425,561         (377,119)         28,847,965
                                                 -------------  -------------    -------------    -------------       -------------

Property, equipment and  improvements, net          54,849,742              -       87,318,189                -         142,167,931
Intangible assets, net                                       -              -        9,249,247                -           9,249,247
Goodwill                                                     -              -        5,922,398                -           5,922,398
Other assets:
     Deferred financing costs, net                   5,734,214              -          554,973                -           6,289,187
     Investment in Buffington Harbor
        Riverboat, LLC                              29,733,594              -                -                -          29,733,594
     Long term receivable - related party          144,395,427              -                -     (144,395,427)(a)               -
     Other assets                                   10,412,477              -          591,979                -          11,004,456
                                                 -------------  -------------    -------------    -------------       -------------
                                                   190,275,712              -        1,146,952     (144,395,427)         47,027,237
                                                 -------------  -------------    -------------    -------------       -------------
        Total Assets                             $ 260,924,977  $           -    $ 117,062,347    $(144,772,546)      $ 233,214,778
                                                 =============  =============    =============    =============       =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
     Accounts payable                            $   5,457,108  $           -    $     930,847    $           -       $   6,387,955
     Payable to related party                                -              -          377,366         (377,119)(a)             247
     Accrued liabilities:
        Payroll and related                          2,588,039              -        3,899,068                -           6,487,107
        Interest                                     5,865,514              -          158,189                -           6,023,703
        Progressive jackpot                            608,234              -        2,065,428                -           2,673,662
        Slot club liabilities                                -              -          498,070                -             498,070
        Other accrued liabilities                    8,003,123              -        3,592,542                -          11,595,665
                                                 -------------  -------------    -------------    -------------       -------------
        Total current liabilities                   22,522,018              -       11,521,510         (377,119)         33,666,409
                                                 -------------  -------------    -------------    -------------       -------------

Investment in subsidiaries                          54,611,421              -                -      (54,611,421)(b)               -
Due to related parties                                       -              -      144,395,427     (144,395,427)(a)               -
Long-term debt, net of current maturities          285,958,493    260,000,000       15,756,831     (260,000,000)(c)     301,715,324
                                                 -------------  -------------    -------------    -------------       -------------
        Total Liabilities                          363,091,932    260,000,000      171,673,768     (459,383,967)        335,381,733
                                                 -------------  -------------    -------------    -------------       -------------
     Member's Deficit                             (102,166,955)  (260,000,000)     (54,611,421)     314,611,421 (b)(c)(102,166,955)
                                                 -------------  -------------    -------------    -------------       -------------
        Total Liabilities and Member's Deficit   $ 260,924,977  $           -    $ 117,062,347    $(144,772,546)      $ 233,214,778
                                                 =============  =============    =============    =============       =============

(a)  To eliminate intercompany receivable and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 12, Long Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% senior secured notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             As of December 31, 2002

                                       The Majestic   The Majestic
                                       Star Casino,   Star Casino     Guarantor   Discontinued    Eliminating            Total
                                            LLC      Capital Corp.   Subsidiaries Operation (d)     Entries          Consolidated
                                      -------------  -------------  ------------- -------------  -------------       -------------
ASSETS
Current Assets:
     Cash and cash equivalents        $   8,564,057  $           -  $  11,588,218 $   4,395,606  $           -       $  24,547,881
     Restricted cash                              -              -        250,000             -              -             250,000
     Accounts receivable, net             1,233,543              -        648,404       592,779              -           2,474,726
     Inventories                             53,360              -        610,097       319,029              -             982,486
     Prepaid expenses                     1,237,196              -        707,424       976,444              -           2,921,064
     Receivable from affiliate              323,359              -              -         1,760       (325,119)(a)               -
     Notes receivable from related
        parties                             500,000              -        700,000             -              -           1,200,000
     Due from Buffington Harbor
        Riverboat, LLC                      217,925              -              -             -              -             217,925
                                      -------------  -------------  ------------- -------------  -------------       -------------
        Total current assets             12,129,440              -     14,504,143     6,285,618       (325,119)         32,594,082
                                      -------------  -------------  ------------- -------------  -------------       -------------
Property, equipment and improvements,
   net                                   47,511,652              -     89,302,527    27,994,979              -         164,809,158
Intangible assets, net                            -              -     15,774,246     1,917,500              -          17,691,746
Goodwill                                          -              -      5,922,398             -              -           5,922,398
Other assets:
     Deferred financing costs, net        2,657,165              -      6,714,902             -              -           9,372,067
     Investment in Buffington Harbor
        Riverboat, LLC                   31,833,311              -              -             -              -          31,833,311
     Investment in subsidiaries           8,082,405              -              -             -     (8,082,405)(b)               -
     Long term receivable - related
        party                                     -              -     36,173,404             -    (36,173,404)(a)               -
     Restricted cash                              -              -              -     1,000,000              -           1,000,000
     Other assets                        10,962,753              -        591,979     1,032,380              -          12,587,112
                                      -------------  -------------  ------------- -------------  -------------       -------------
                                         53,535,634              -     43,480,285     2,032,380    (44,255,809)         54,792,490
                                      -------------  -------------  ------------- -------------  -------------       -------------
        Total Assets                  $ 113,176,726  $           -  $ 168,983,599 $  38,230,477  $ (44,580,928)      $ 275,809,874
                                      =============  =============  ============= =============  =============       =============

LIABILITIES AND MEMBER'S
     DEFICIT
Current Liabilities:
     Accounts payable                 $   1,911,929  $           -   $  1,031,604 $   1,104,765  $           -       $   4,048,298
     Current maturities of
       long-term debt                             -              -              -       134,084              -             134,084
     Accrued liabilities:
        Payroll and related               1,707,240              -      3,914,357     2,034,918              -           7,656,515
        Interest                                  -              -      1,473,785             -              -           1,473,785
        Progressive jackpots                713,083              -      2,236,782       239,761              -           3,189,626
        Slot club liabilities                     -              -        611,785       126,774              -             738,559
        Other accrued liabilities         4,139,265              -      3,711,696       691,442       (325,119)(a)       8,217,284
                                      -------------  -------------  ------------- -------------  -------------       -------------
        Total current liabilities         8,471,517              -     12,980,009     4,331,744       (325,119)         25,458,151
                                      -------------  -------------  ------------- -------------  -------------       -------------

Due to related parties                            -              -              -    36,173,404    (36,173,404)(a)               -
Long-term debt, net of current
   maturities                           128,879,771    128,879,771    145,531,448       115,066   (128,879,771)(c)     274,526,285
                                      -------------  -------------  ------------- -------------  -------------       -------------
        Total Liabilities               137,351,288    128,879,771    158,511,457    40,620,214   (165,378,294)        299,984,436
                                      -------------  -------------  ------------- -------------  -------------       -------------
     Member's Equity (Deficit)          (24,174,562)  (128,879,771)    10,472,142    (2,389,737)   120,797,366 (b)(c)  (24,174,562)
                                      -------------  -------------  ------------- -------------  -------------       -------------
        Total Liabilities and
           Member's Equity (Deficit)  $ 113,176,726  $           -  $ 168,983,599 $  38,230,477  $ (44,580,928)      $ 275,809,874
                                      =============  =============  ============= =============  =============       =============

(a)  To eliminate intercompany receivable and payables.

(b)  To eliminate intercompany accounts and investment in subsidiaries.

(c) As more fully described in Note 12, Long Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 10 7/8% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(d) Discontinued Operations reflects the balance sheet accounts of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2003


                                            The Majestic  The Majestic
                                            Star Casino,   Star Casino   Guarantor     Discontinued    Eliminating        Total
                                                LLC       Capital Corp.  Subsidiaries  Operation (b)     Entries      Consolidated
                                           -------------  ------------- -------------  -------------  -------------   -------------
REVENUES:
     Casino                                $ 136,568,073  $           - $ 118,817,746  $           -  $           -   $ 255,385,819
     Rooms                                             -              -     7,932,811              -              -       7,932,811
     Food and beverage                         1,494,793              -    11,304,793              -              -      12,799,586
     Other                                     2,277,143              -     1,689,274              -              -       3,966,417
                                           -------------  ------------- -------------  -------------  -------------   -------------
        Gross revenues                       140,340,009              -   139,744,624              -              -     280,084,633
     Less promotional allowances               1,449,791              -    16,851,683              -              -      18,301,474
                                           -------------  ------------- -------------  -------------  -------------   -------------
        Net revenues                         138,890,218              -   122,892,941              -              -     261,783,159
                                           -------------  ------------- -------------  -------------  -------------   -------------

COSTS AND EXPENSES:
     Casino                                   36,530,051              -    47,681,627              -              -      84,211,678
     Rooms                                             -              -     2,552,127              -              -       2,552,127
     Food and beverage                         1,632,438              -     3,630,498              -              -       5,262,936
     Other                                             -              -     1,179,893              -              -       1,179,893
     Gaming taxes                             40,167,015              -    15,085,240              -              -      55,252,255
     Advertising and promotion                 6,837,262              -     7,829,023              -              -      14,666,285
     General and administrative               24,130,282              -    15,522,452              -              -      39,652,734
     Corporate expense                         2,105,224              -     1,350,937              -              -       3,456,161
     Economic incentive - City of Gary         4,103,010              -             -              -              -       4,103,010
     Depreciation and amortization             5,834,078              -    11,654,722              -              -      17,488,800
     Loss on investment in Buffington
        Harbor Riverboats, LLC                 2,395,436              -             -              -              -       2,395,436
     Loss (gain) loss on disposal
      of assets                                  125,919              -        (8,822)             -              -         117,097
                                           -------------  ------------- -------------  -------------  -------------   -------------
        Total costs and expenses             123,860,715              -   106,477,697              -              -     230,338,412
                                           -------------  ------------- -------------  -------------  -------------   -------------

        Operating income                      15,029,503              -    16,415,244              -              -      31,444,747
                                           -------------  ------------- -------------  -------------  -------------   -------------

OTHER INCOME (EXPENSE):
     Interest income                              62,023              -        42,308              -              -         104,331
     Interest expense                        (17,280,924)             -   (14,001,864)             -              -     (31,282,788)
     Loss on bond redemption                 (10,007,703)             -   (21,952,380)             -              -     (31,960,083)
     Other non-operating expense                (156,362)             -       (29,212)             -              -        (185,574)
     Equity in net loss of subsidiaries      (31,498,511)             -    (1,972,607)             -     33,471,118(a)            -
                                           -------------  ------------- -------------  -------------  -------------   -------------
        Total other income (expense)         (58,881,477)             -   (37,913,755)             -     33,471,118     (63,324,114)
                                           -------------  ------------- -------------  -------------  -------------   -------------

        Loss from continuing operations      (43,851,974)             -   (21,498,511)             -     33,471,118     (31,879,367)

     Loss from discontinued operation                  -              -   (10,000,000)    (1,972,607)             -     (11,972,607)
                                           -------------  ------------- -------------  -------------  -------------   -------------

Net loss                                   $ (43,851,974) $           - $ (31,498,511) $  (1,972,607) $  33,471,118   $ (43,851,974)
                                           =============  ============= =============  =============  =============   =============

(a)  To eliminate equity in net loss of subsidiaries.
(b) The Discontinued Operation reflects the operations of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2002


                                         The Majestic   The Majestic
                                         Star Casino,   Star Casino       Guarantor   Discontinued    Eliminating         Total
                                              LLC      Capital Corp.    Subsidiaries  Operation (b)     Entries       Consolidated
                                        -------------  -------------   -------------  -------------  -------------   -------------
REVENUES:
     Casino                             $ 132,599,608  $           -   $ 124,228,663  $           -  $           -   $ 256,828,271
     Rooms                                          -              -       8,160,611              -              -       8,160,611
     Food and beverage                      1,623,621              -      11,189,142              -              -      12,812,763
     Other                                  1,941,880              -       1,564,194              -              -       3,506,074
                                        -------------  -------------   -------------  -------------  -------------   -------------
        Gross revenues                    136,165,109              -     145,142,610              -              -     281,307,719
     Less promotional allowances            1,036,121              -      17,169,486              -              -      18,205,607
                                        -------------  -------------   -------------  -------------  -------------   -------------
        Net revenues                      135,128,988              -     127,973,124              -              -     263,102,112
                                        -------------  -------------   -------------  -------------  -------------   -------------

COSTS AND EXPENSES:
     Casino                                34,904,409              -      49,712,322              -              -      84,616,731
     Rooms                                          -              -       2,684,354              -              -       2,684,354
     Food and beverage                      1,861,665              -       3,963,068              -              -       5,824,733
     Other                                          -              -       1,030,061              -              -       1,030,061
     Gaming taxes                          33,621,349              -      15,049,686              -              -      48,671,035
     Advertising and promotion              7,319,494              -       8,818,106              -              -      16,137,600
     General and administrative            25,158,762              -      16,020,746              -              -      41,179,508
     Corporate expense                      1,626,416              -       1,133,328              -              -       2,759,744
     Economic incentive - City of Gary      3,980,501              -               -              -              -       3,980,501
     Depreciation and amortization          6,616,863              -      11,507,972              -              -      18,124,835
     Loss on investment in Buffington
        Harbor Riverboats, LLC              2,424,392              -               -              -              -       2,424,392
     (Gain) loss on disposal of assets         (8,850)             -          14,320              -              -           5,470
     Pre-opening expenses                           -              -          13,391              -              -          13,391
                                        -------------  -------------   -------------  -------------  -------------   -------------
        Total costs and expenses          117,505,001              -     109,947,354              -              -     227,452,355
                                        -------------  -------------   -------------  -------------  -------------   -------------

        Operating income                   17,623,987              -      18,025,770              -              -      35,649,757
                                        -------------  -------------   -------------  -------------  -------------   -------------

OTHER INCOME (EXPENSE):
     Interest income                           57,962              -         123,325              -              -         181,287
     Interest expense                     (14,318,995)             -     (18,087,275)             -              -     (32,406,270)
     Gain on bond redemption                        -              -          68,957              -              -          68,957
     Other non-operating expense             (141,516)             -         (41,684)             -              -        (183,200)
     Equity in net loss of subsidiaries    (1,905,684)             -      (1,994,777)             -      3,900,461(a)            -
                                        -------------  -------------   -------------  -------------  -------------   -------------
        Total other income (expense)      (16,308,233)             -     (19,931,454)             -      3,900,461     (32,339,226)
                                        -------------  -------------   -------------  -------------  -------------   -------------

        Income (loss) from
           continuing operations            1,315,754              -      (1,905,684)             -      3,900,461       3,310,531

     Loss from discontinued operation               -              -               -     (1,994,777)             -      (1,994,777)
                                        -------------  -------------   -------------  -------------  -------------   -------------

Net income (loss)                       $   1,315,754  $           -   $  (1,905,684) $  (1,994,777) $   3,900,461   $   1,315,754
                                        =============  =============   =============  =============  =============   =============

(a)  To eliminate equity in net loss of subsidiaries.

(b) The Discontinued Operation reflects the operations of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001


                                  The Majestic  The Majestic  Majestic
                                  Star Casino,  Star Casino   Investor    Guarantor    Discontinued    Eliminating          Total
                                       LLC     Capital Corp.     LLC    Subsidiaries   Operation (b)     Entries       Consolidated
                                 ------------- ------------ ----------- -------------  -------------  -------------   -------------
REVENUES:
     Casino                      $ 122,194,707  $         - $         - $   8,003,352  $           -  $           -   $ 130,198,059
     Rooms                                   -            -           -       544,249              -              -         544,249
     Food and beverage               1,613,902            -           -       742,351              -              -       2,356,253
     Other                           1,726,703            -           -        96,828              -              -       1,823,531
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------
        Gross revenues             125,535,312            -           -     9,386,780              -              -     134,922,092
     Less promotional
        allowances                     618,126            -           -     1,209,171              -              -       1,827,297
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------
        Net revenues               124,917,186            -           -     8,177,609              -              -     133,094,795
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------

COSTS AND EXPENSES:
     Casino                         30,679,057            -           -     3,397,606              -              -      34,076,663
     Rooms                                   -            -           -       187,507              -              -         187,507
     Food and beverage               1,806,678            -           -       287,047              -              -       2,093,725
     Other                                   -            -           -        68,523              -              -          68,523
     Gaming taxes                   34,026,160            -           -       669,203              -              -      34,695,363
     Advertising and promotion       6,682,550            -           -       709,566              -              -       7,392,116
     General and administrative     22,671,083            -           -       972,035              -              -      23,643,118
     Economic incentive -
         City of Gary                3,667,100            -           -             -              -              -       3,667,100
     Depreciation and
        amortization                 8,069,968            -           -       753,250              -              -       8,823,218
     Loss on investment in
        Buffington Harbor
        Riverboats, LLC              2,797,740            -           -             -              -              -       2,797,740
     Loss on disposal of assets         12,114            -           -             -              -              -          12,114
     Pre-opening expenses                    -            -           -     1,018,234              -              -       1,018,234
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------
        Total costs and expenses   110,412,450            -           -     8,062,971              -              -     118,475,421
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------

        Operating income            14,504,736            -           -       114,638              -              -      14,619,374
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------

OTHER INCOME (EXPENSE):
     Interest income                   181,551            -           -       218,201              -              -         399,752
     Interest expense              (14,817,214)           -           -    (1,208,779)             -              -     (16,025,993)
     Other non-operating expense      (148,690)           -           -             -              -              -        (148,690)
     Equity in net loss of
        subsidiaries                (1,270,897)           -           -      (394,957)             -      1,665,854(a)            -
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------
        Total other income
           (expense)               (16,055,250)           -           -    (1,385,535)             -      1,665,854     (15,774,931)
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------

        Loss from continuing
           operations               (1,550,514)           -           -    (1,270,897)             -      1,665,854      (1,155,557)

     Loss from discontinued
        operation                            -            -           -             -       (394,957)             -        (394,957)
                                 -------------  ----------- ----------- -------------  -------------  -------------   -------------

        Net loss                 $  (1,550,514) $         - $         - $  (1,270,897) $    (394,957) $   1,665,854   $  (1,550,514)
                                 =============  =========== =========== =============  =============  =============   =============

(a)  To eliminate equity in net loss of subsidiaries.
(b) The Discontinued Operation reflects the operations of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2003

                                            The Majestic    The Majestic
                                            Star Casino,    Star Casino     Guarantor    Discontinued   Eliminating       Total
                                                LLC        Capital Corp.  Subsidiaries  Operation (a)     Entries      Consolidated
                                           -------------  -------------  -------------  -------------  -------------  -------------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES:                 $  19,736,325  $           -  $  12,240,572  $           -  $           -  $  31,976,897
                                           -------------  -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Increase in restricted cash                (900,000)             -       (250,000)             -              -     (1,150,000)
     Distribution of cash to BDI from
        spin-off of Barden Nevada
        Gaming, LLC                                    -              -              -     (4,395,606)             -     (4,395,606)
     Acquisition of property and equipment   (12,204,798)             -     (6,258,192)             -              -    (18,462,990)
     Cash paid in excess of cost for
        land purchased from a
        related party                           (559,806)             -              -              -              -       (559,806)
     Decrease in prepaid leases and
        deposits                                 102,417              -              -              -              -        102,417
     Investment in Buffington Harbor
        Riverboats, L.L.C                       (295,719)             -              -              -              -       (295,719)
     Proceeds from sale of equipment              14,750              -         62,404              -              -         77,154
                                           -------------  -------------  -------------  -------------  -------------  -------------
        Net cash used in investing
           activities                        (13,843,156)             -     (6,445,788)    (4,395,606)             -    (24,684,550)
                                           -------------  -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Proceeds from issuance of the 9 1/2%
        senior secured notes                 260,000,000              -              -              -              -    260,000,000
     Payment of bond redemption of
        subsidiary                          (153,195,427)             -    153,195,427              -              -              -
     Payment of premium on note
        redemption                            (7,069,400)             -    (12,192,930)             -              -    (19,262,330)
     Issuance cost for the 9 1/2% senior
        secured notes                         (4,420,000)             -              -              -              -     (4,420,000)
     Issuance cost for credit facility        (1,583,162)             -              -              -              -     (1,583,162)
     Payment for purchase of the 11.653%
        senior secured notes                           -              -   (135,477,000)             -              -   (135,477,000)
     Payment for redemption of the 10 7/8%
        senior secured notes                (130,000,000)             -              -              -              -   (130,000,000)
     Proceeds from line of credit             28,000,000              -              -              -              -     28,000,000
     Repayment of line of credit              (2,041,507)             -              -              -              -     (2,041,507)
     Cash received from/(advanced to)
        affiliates and related parties         9,167,000              -     (8,100,000)             -              -      1,067,000
     Distribution to Barden
        Development, Inc.                     (2,385,300)             -     (3,679,913)             -              -     (6,065,213)
                                           -------------  -------------  -------------  -------------  -------------  -------------
        Net cash used in financing
           activities                         (3,527,796)             -     (6,254,416)             -              -     (9,782,212)
                                           -------------  -------------  -------------  -------------  -------------  -------------

Net increase (decrease) in cash and
     cash equivalents                          2,365,373              -       (459,632)    (4,395,606)             -     (2,489,865)
Cash and cash equivalents, beginning
     of period                                 8,564,057              -     11,588,218      4,395,606              -     24,547,881
                                           -------------  -------------  -------------  -------------  -------------  -------------

Cash and cash equivalents, end of period   $  10,929,430  $           -  $  11,128,586  $           -  $           -  $  22,058,016
                                           =============  =============  =============  =============  =============  =============

(a) The Discontinued Operation reflects the cash activities of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2002

                                             The Majestic   The Majestic
                                             Star Casino,   Star Casino     Guarantor    Discontinued    Eliminating       Total
                                                  LLC      Capital Corp.  Subsidiaries   Operation (a)     Entries     Consolidated
                                             ------------   ------------  ------------   ------------   ------------   ------------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES:                   $  8,960,224   $          -  $ 11,286,678   $  1,057,821   $          -   $ 21,304,723
                                             ------------   ------------  ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Acquisition related costs                          -              -      (986,158)             -              -       (986,158)
     Increase in restricted cash                        -              -      (250,000)             -                      (250,000)
     Proceeds from seller for purchase
        price adjustment                                -              -     3,800,000              -              -      3,800,000
     Acquisition of property and equipment     (5,188,766)             -    (3,725,786)    (1,481,670)             -    (10,396,222)
     Increase in prepaid leases and deposits     (113,186)             -                            -              -       (113,186)
     Investment in Buffington Harbor
        Riverboats, L.L.C                        (358,918)             -             -              -              -       (358,918)
     Proceeds from sale of equipment                8,850              -        43,867            400              -         53,117
                                             ------------   ------------  ------------   ------------   ------------   ------------
        Net cash used in investing activities  (5,652,020)             -    (1,118,077)    (1,481,270)             -     (8,251,367)
                                             ------------   ------------  ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Issuance cost for the 11.653% senior
        secured notes                                   -              -    (1,523,568)             -              -     (1,523,568)
     Cash paid for redemption of 11.653%
        senior secured notes                            -              -      (759,038)             -              -       (759,038)
     Proceeds from line of credit                       -              -     2,500,000              -              -      2,500,000
     Repayment of line of credit                        -              -    (9,000,000)             -              -     (9,000,000)
     Repayment of long term debt                        -              -             -       (139,331)             -       (139,331)
     Distribution to Barden Development, Inc.  (2,964,623)             -    (2,544,206)             -              -     (5,508,829)
                                             ------------   ------------  ------------   ------------   ------------   ------------
        Net cash used in financing activities  (2,964,623)             -   (11,326,812)      (139,331)             -    (14,430,766)
                                             ------------   ------------  ------------   ------------   ------------   ------------

Net increase (decrease) in cash and
     cash equivalents                             343,581              -    (1,158,211)      (562,780)             -     (1,377,410)

Cash and cash equivalents, beginning
     of period                                  8,220,476              -    12,746,429      4,958,386              -     25,925,291
                                             ------------   ------------  ------------   ------------   ------------   ------------

Cash and cash equivalents, end of period     $  8,564,057   $          -  $ 11,588,218   $  4,395,606   $          -   $ 24,547,881
                                             ============   ============  ============   ============   ============   ============

(a) The Discontinued Operation reflects the cash activities of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001

                           The Majestic   The Majestic     Majestic
                            Star Casino,  Star Casino      Investor     Guarantor     Discontinued    Eliminating        Total
                                LLC      Capital Corp.        LLC      Subsidiaries   Operation (b)     Entries       Consolidated
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------
NET CASH PROVIDED BY
      (USED IN)
      OPERATING
      ACTIVITIES:          $  8,840,041  $           -  $      18,500 $  (2,352,439)  $   4,986,910  $     918,273(a) $  12,411,285
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Payment for
        Fitzgeralds, net
        of cash acquired              -              -              -  (143,758,152)              -              -     (143,758,152)
     Decrease in restricted
        cash                          -              -      2,000,000             -               -                       2,000,000
     Acquisition of
        property and
        equipment            (4,967,152)             -              -       (99,754)        (22,942)             -       (5,089,848)
     Decrease in prepaid
        leases and
        deposits              2,287,437              -              -                             -              -        2,287,437
     Purchase of naming
        rights               (1,500,000)             -              -             -               -              -       (1,500,000)
     Investment in
        Buffington Harbor
        Riverboats, L.L.C      (214,665)             -              -             -               -              -         (214,665)
     Proceeds from sale of
        equipment                 1,850              -              -             -               -              -            1,850
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------
        Net cash (used in)
           provided by
           investing
           activities        (4,392,530)             -      2,000,000  (143,857,906)        (22,942)             -     (146,273,378)
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Proceeds from issuance
        of 11.653% senior
        secured notes                 -              -              -   145,000,400               -              -      145,000,400
     11.653% note issuance
        costs                         -              -      1,465,860    (6,815,090)              -              -       (5,349,230)
     Proceeds from member's
        equity contribution           -              -              -     5,000,000               -              -        5,000,000
     Contribution from
        Majestic Investor,
        LLC                           -              -     (8,803,191)    8,803,191               -              -                -
     Proceeds from line of
        credit                        -              -              -     6,500,000               -              -        6,500,000
     Repayment of line of
        credit               (7,800,000)             -              -             -               -              -       (7,800,000)
     Cash received from
        loans to Barden
        Development, Inc.             -              -      2,000,000                             -              -        2,000,000
     Cash advance to/from
        related party                 -              -       (250,000)    1,168,273               -       (918,273)(a)            -
     Issuance of loan to
        Barden Development,
        Inc.                          -              -              -      (700,000)              -              -         (700,000)
     Repayment of long term
        debt                   (977,716)             -              -             -          (5,582)             -         (983,298)
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------
        Net cash (used in)
           provided by
           financing
           activities        (8,777,716)             -     (5,587,331)  158,956,774          (5,582)      (918,273)     143,667,872
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------

Net (decrease) increase in
      cash and cash
      equivalents            (4,330,205)             -     (3,568,831)   12,746,429       4,958,386              -        9,805,779

Cash and cash equivalents,
     beginning of period     12,550,681              -      3,568,831             -               -              -       16,119,512
                           ------------  -------------  ------------- -------------   -------------  -------------    -------------

Cash and cash equivalents,
     end of period         $  8,220,476  $           -  $           - $  12,746,429   $   4,958,386  $           -    $  25,925,291
                           ============  =============  ============= =============   =============  =============    =============



(a)  To eliminate cash transfers and payments between affiliates.
(b) The Discontinued Operation reflects the cash activities of Fitzgeralds Las Vegas, which is not a guarantor and was spun-off to BDI on December 31, 2003.

                         THE MAJESTIC STAR CASINO, LLC

SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003



                                            Balance at       Charged to       Charged to                         Balance at
Descriptions                                 of year          expenses      Other Accounts      Deductions        of year
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 2001                  120,000           400,685         35,704          196,687           359,702

Year ended December 31, 2002                  359,702           449,335         50,358          486,706           372,689

Year ended December 31, 2003                  372,689           205,709          4,758          324,610 (a)       258,546



(a) Fitzgeralds Las Vegas' Allowance for Doubtful Account balances and transactions are included in the amounts listed above for the years ended December 31, 2002 and 2001, but are not included for the year ended December 31, 2003, since the spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. The Allowance for Doubtful Accounts 2003 beginning balance totaling $100,938 for Fitzgeralds Las Vegas, our discontinued operation, was adjusted off of the above schedule and is included in the $324,610 in the deductions column for the year 2003.

                         REPORT OF INDEPENDENT AUDITORS


To the Member of
Majestic Investor Holdings, LLC:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Majestic Investor Holdings, LLC and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2, the Company changed its method of accounting for losses on early retirement of debt in connection with its adoption of Financial Accounting Standards Board Statement No. 145.



/s/ PricewaterhouseCoopers LLP


Las Vegas, Nevada
March 2, 2004

                        MAJESTIC INVESTOR HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEETS



                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                      2003               2002
                                                                                 -------------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  11,128,586      $  15,983,824
   Restricted cash                                                                     500,000            250,000
   Accounts receivable, less allowance for doubtful accounts of $87,801 and
     $239,066 as of December 31, 2003 and 2002, respectively                           668,063          1,241,183
   Inventories                                                                         630,373            929,126
   Prepaid expenses                                                                    467,089          1,644,735
   Note receivable due from related party                                                --               700,000
   Other                                                                                31,450             39,133
                                                                                 -------------      -------------
     Total current assets                                                           13,425,561         20,788,001
                                                                                 -------------      -------------

Property, equipment and improvements, net                                           87,318,189        117,297,506
Intangible assets, net                                                               9,249,247         17,691,746
Goodwill                                                                             5,922,398          5,922,398
Other assets:
   Deferred financing costs, net of accumulated amortization of $283,131 and
     $1,407,041 as of December 31, 2003 and 2002, respectively                         554,973          6,714,902
   Restricted cash                                                                       --             1,000,000
   Other assets                                                                        591,979          1,624,359
                                                                                 -------------      -------------
     Total other assets                                                              1,146,952          9,339,261
                                                                                 -------------      -------------

Total Assets                                                                     $ 117,062,347      $ 171,038,912
                                                                                 =============      =============

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current Liabilities:
   Accounts payable                                                              $     930,847      $   2,136,369
   Current maturities of long-term debt                                                  --               134,084
   Due to related party                                                                377,366              --
   Accrued liabilities:
     Payroll and related                                                             3,899,068          5,949,275
     Interest                                                                          158,189          1,473,785
     Progressive jackpots                                                            2,065,428          2,476,543
     Slot club liabilities                                                             498,070            738,559
     Other accrued liabilities                                                       3,592,542          4,401,378
                                                                                 -------------      -------------
          Total current liabilities                                                 11,521,510         17,309,993

Due to related parties                                                             144,395,427              --
Long-term debt, net of current maturities                                           15,756,831        145,646,514
                                                                                 -------------      -------------

Total Liabilities                                                                  171,673,768        162,956,507
                                                                                 -------------      -------------

Member's (deficit) equity                                                          (54,611,421)         8,082,405
                                                                                 -------------      -------------

Total Liabilities and Member's (Deficit) Equity                                  $ 117,062,347      $ 171,038,912
                                                                                 =============      =============


        The accompanying notes are an integral part of these consolidated financial statements.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                    FOR THE PERIOD
                                                            FOR THE              FOR THE            FROM INCEPTION
                                                           YEAR ENDED           YEAR ENDED       (SEPTEMBER 14, 2001)
                                                          DECEMBER 31,         DECEMBER 31,             THROUGH
                                                              2003                 2002            DECEMBER 31, 2001
                                                          ------------------------------------------------------------
REVENUES
   Casino                                                  $  118,817,746       $ 124,228,663          $     8,003,352
   Rooms                                                        7,932,811           8,160,611                  544,249
   Food and beverage                                           11,304,793          11,189,142                  742,351
   Other                                                        1,689,274           1,564,194                   96,828
                                                           --------------       -------------         ----------------
     Gross revenues                                           139,744,624         145,142,610                9,386,780
   Less promotional allowances                                 16,851,683          17,169,486                1,209,171
                                                           --------------       -------------         ----------------
     Net revenues                                             122,892,941         127,973,124                8,177,609
                                                           --------------       -------------         ----------------

COSTS AND EXPENSES
   Casino                                                      47,681,627          49,712,322                3,397,606
   Rooms                                                        2,552,127           2,684,354                  187,507
   Food and beverage                                            3,630,498           3,963,068                  287,047
   Other                                                        1,179,893           1,030,061                   68,523
   Gaming taxes                                                15,085,240          15,049,686                  669,203
   Advertising and promotion                                    7,829,023           8,818,106                  709,566
   General and administrative                                  15,522,452          16,020,746                  972,035
   Corporate expense                                            1,350,937           1,133,328                        -
   Depreciation and amortization                               11,654,722          11,507,972                  753,250
   (Gain) loss on disposal of assets                               (8,822)             14,320                        -
   Pre-opening expenses                                                 -              13,391                1,018,234
                                                           --------------       -------------         ----------------
     Total costs and expenses                                 106,477,697         109,947,354                8,062,971
                                                           --------------       -------------         ----------------

     Operating income                                          16,415,244          18,025,770                  114,638
                                                           --------------       -------------         ----------------

OTHER INCOME (EXPENSE)
   Interest income                                                 42,308             123,325                  218,201
   Interest expense                                           (14,001,864)        (18,087,275)              (1,208,779)
   (Loss) gain on bond redemption                             (21,952,380)             68,957                        -
   Other non-operating expense                                    (29,212)            (41,684)                       -
                                                           --------------       -------------         ----------------
     Total other expense                                      (35,941,148)        (17,936,677)                (990,578)
                                                           --------------       -------------         ----------------

   (Loss) income from continuing operations                   (19,525,904)             89,093                 (875,940)
                                                           --------------       -------------         ----------------

DISCONTINUED OPERATION
   Loss on Barden Nevada Gaming, LLC, including
       $10,000,000 write-down of assets to fair market
       value at spin-off (2003)                               (11,972,607)         (1,994,777)                (394,957)
                                                           --------------       -------------         ----------------
   Net loss                                                $  (31,498,511)      $  (1,905,684)        $     (1,270,897)
                                                           ==============       =============         ================







        The accompanying notes are an integral part of these consolidated financial statements.

                        MAJESTIC INVESTOR HOLDINGS, LLC
        CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

                                                            Total
                                                           Member's
                                                       Equity (Deficit)
                                                       ----------------
BALANCE SEPTEMBER 14, 2001                              $          -
Member's contribution                                     13,803,192
Net loss                                                  (1,270,897)
                                                        ------------
BALANCE, DECEMBER 31, 2001                                12,532,295
Net loss                                                  (1,905,684)
Distribution to Barden Development, Inc.                  (2,544,206)
                                                        ------------
BALANCE, DECEMBER 31, 2002                                 8,082,405
Net loss                                                 (31,498,511)
Distribution to Barden Development, Inc.                  (3,679,913)
Spin-off of Barden Nevada Gaming, LLC to Barden
   Development, Inc.                                     (27,515,402)
                                                        ------------
BALANCE, DECEMBER 31, 2003                              $(54,611,421)
                                                        ============





        The accompanying notes are an integral part of these consolidated financial statements.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               INCEPTION
                                                                                                          (SEPTEMBER 14, 2001)
                                                                         YEAR ENDED        YEAR ENDED           THROUGH
                                                                        DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                                            2003              2002                2001
                                                                       -------------      -------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (31,498,511)     $  (1,905,684)     $  (1,270,897)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation                                                             8,224,524          9,843,712            642,472
  Amortization                                                             3,430,199          4,616,610            278,176
  (Gain) loss on disposal of assets                                           (8,822)            14,069                  -
  Loss (gain) on bond redemption                                          21,952,380            (68,957)                 -
  Loss on disposal of discontinued operation                              11,972,607                  -                  -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                 (19,659)           325,118           (532,843)
  Increase in related party receivables                                     (443,215)          (836,249)            (8,665)
  (Increase) decrease in inventories                                         (20,276)            28,438             20,886
  Decrease (increase) in prepaid expenses                                    165,626           (817,442)          (296,365)
  Decrease (increase) in other assets                                          7,683            788,685            (24,503)
  (Decrease) increase in accounts payable                                   (100,757)            (6,733)           394,988
  (Decrease) increase in accrued payroll and related expenses                (35,289)           856,711                  -
  (Decrease) increase in accrued interest                                 (1,315,596)           265,006          1,208,779
  (Decrease) increase in other accrued liabilities                           (70,322)          (758,785)         2,222,443
                                                                       -------------      -------------      -------------
    Net cash provided by operating activities                             12,240,572         12,344,499          2,634,471
                                                                       -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of Fitzgeralds, net of cash acquired                        -                  -       (143,758,152)
  Acquisition related costs                                                        -           (986,158)                 -
  Increase in restricted cash                                               (250,000)          (250,000)                 -
  Proceeds from seller for purchase price adjustment                               -          3,800,000                  -
  Distribution of cash to Barden Development, Inc. from spin-off
    of Barden Nevada                                                      (4,395,606)                 -                  -
  Acquisition of property and equipment                                   (6,258,192)        (5,207,456)          (122,696)
  Proceeds from sale of equipment                                             62,404             44,267                  -
                                                                       -------------      -------------      -------------
    Net cash used in investing activities                                (10,841,394)        (2,599,347)      (143,880,848)
                                                                       -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of 11.653% senior secured notes                           -                  -        145,000,400
  Issuance costs for 11.653% notes                                                 -         (1,523,568)        (6,815,090)
  Member's equity contribution                                                     -                  -          5,000,000
  Contribution from Majestic Investor                                              -                  -          8,803,191
  Payment (issuance) of loan to Barden Development, Inc.                     700,000                  -           (700,000)
  Payment of bond purchase by parent                                     153,195,427                  -                  -
  Payment of premium on early extinguishment of debt                     (12,192,930)                 -                  -
  Cash paid for purchase of 11.653% notes                               (135,477,000)          (759,038)                 -
  Proceeds from line of credit                                                     -          2,500,000          6,500,000
  Repayment of line of credit                                                      -         (9,000,000)
  Cash advances (to) from affiliates                                      (8,800,000)                 -          1,168,273
  Repayment of long-term debt                                                      -           (139,331)            (5,582)
  Distribution to Barden Development, Inc                                 (3,679,913)        (2,544,206)                 -
                                                                       -------------      -------------      -------------
    Net cash (used in) provided by financing activities                   (6,254,416)       (11,466,143)       158,951,192
                                                                       -------------      -------------      -------------

Net (decrease) increase in cash and cash equivalents                      (4,855,238)        (1,720,991)        17,704,815

Cash and cash equivalents, beginning of period                            15,983,824         17,704,815                  -
                                                                       -------------      -------------      -------------
Cash and cash equivalents, end of period                               $  11,128,586      $  15,983,824      $  17,704,815
                                                                       =============      =============      =============

INTEREST PAID:
  Equipment Debt                                                       $           -      $       8,391      $       2,081
  Senior Secured Notes--fixed interest 11.653%                            15,317,338         17,702,015                  -
  Lines of credit                                                                119             98,168                  -
                                                                       -------------      -------------      -------------
                                                                       $  15,317,457      $  17,808,574      $       2,081
                                                                       =============      =============      =============
SUPPLEMENTAL NONCASH INVESTING ACTIVITIES:
  Spin-off of equity interest in Barden Nevada Gaming, LLC, net of
    cash, to Barden Development, Inc.                                  $  23,938,044      $           -      $           -
                                                                       =============      =============      =============
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
  Elimination of slot based progressive                                $           -      $     400,000      $           -
  Elimination of slot club                                                         -          1,300,000                  -
                                                                       -------------      -------------      -------------
                                                                       $           -      $   1,700,000      $           -
                                                                       =============      =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION

     Majestic Investor Holdings, LLC ("Investor Holdings" or "Majestic Investor Holdings") was formed on September 14, 2001 as a Delaware limited liability company. Investor Holdings is a wholly-owned subsidiary of Majestic Investor, LLC ("Investor"). Investor is a wholly-owned subsidiary of The Majestic Star Casino, LLC ("Majestic Star"), the owner and operator of the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana. Investor Holdings is a multi-jurisdictional gaming company that owns and operates two Fitzgeralds-brand casinos located in Tunica County, Mississippi and Black Hawk, Colorado. Investor Holdings is indirectly wholly-owned and controlled by Don H. Barden, Investor Holdings' Manager, Chairman, President and Chief Executive Officer.

    On December 6, 2001, Investor Holdings completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc., Fitzgerald's Mississippi, Inc., and 101 Main Street Limited Liability Company (collectively the "Fitzgeralds Assets") for approximately $152.7 million (the "Acquisition") (See Note 4). In connection with the Acquisition, Investor Holdings formed three new subsidiaries that held the respective Fitzgeralds Assets: Barden Mississippi Gaming, LLC ("Fitzgeralds Tunica"), Barden Colorado Gaming, LLC ("Fitzgeralds Black Hawk"), and Barden Nevada Gaming, LLC ("Fitzgeralds Las Vegas").

    Majestic Investor Capital Corp. ("Majestic Investor Capital"), a wholly-owned subsidiary of Investor Holdings, was formed specifically to serve as a co-issuer to facilitate the offering of Investor Holdings $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes") which proceeds were used to purchase the Fitzgeralds Assets (See Note 4). Majestic Investor Capital continues as a co-issuer of the 11.653% notes that remain outstanding after the refinancing transactions as discussed below and in Note 8. Majestic Investor Capital Corp. does not have any assets or operations.

    On August 26, 2003, Investor Holdings commenced a cash tender offer and consent solicitation for all of the 11.653% notes, in connection with a refinancing transaction of such notes. On October 7, 2003, Majestic Star and its restricted subsidiary, The Majestic Star Casino Capital Corp., issued $260.0 million of 9 1/2% senior secured notes due 2010 (the "9 1/2% senior secured notes") and entered into a new $80.0 million credit facility (the "$80 million Credit Facility") with Wells Fargo Foothill, Inc. Also, on October 7, 2003, a portion of the proceeds from the issuance of the 9 1/2% senior secured notes were used to purchase $135.5 million or 89.3% of the 11.653% notes that had been tendered through the offer and consent solicitation. Please see Note 8 to the Notes to Consolidated Financial Statements for more information about the issuance of the 9 1/2% senior secured notes and the establishment of the $80.0 million Credit Facility.

    As part of the refinancing, Investor Holdings and its operating subsidiaries Fitzgeralds Tunica and Fitzgeralds Black Hawk (the "Guarantor Subsidiaries") are guarantors under both the 9 1/2% senior secured notes and the $80 million Credit Facility; however, Fitzgeralds Las Vegas, formerly owned by Investor Holdings, became an unrestricted subsidiary of Majestic Star and Investor Holdings. On December 18, 2003, Investor Holdings and Barden Development, Inc. ("BDI"), Majestic Star's parent, received final regulatory approval to spin-off Fitzgeralds Las Vegas. The spin-off to BDI was completed on December 31, 2003. Concurrent with the spin-off, Investor Holdings recorded an impairment loss on Fitzgeralds Las Vegas in the amount of $10.0 million. The loss represents the difference between the estimated fair market value and the book carrying value of Fitzgeralds Las Vegas at the date of spin-off. In conjunction with the spin-off of the equity interests in Fitzgeralds Las Vegas, Investor Holdings, transferred the remaining $27.5 million of Fitzgeralds Las Vegas assets, net of liabilities, to BDI and forgave intercompany balances due from Fitzgeralds Las Vegas (see Note 5).

    Except where otherwise noted, the words "we," "us," "our" and similar terms refer to Majestic Investor Holdings, LLC and all of its remaining subsidiaries.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Investor Holdings and all of its direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. Investments in affiliates in which Investor Holdings has the ability to exercise significant influence, but not control, are accounted for by the equity

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP". The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, estimated liabilities for our self insured medical plan, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

    The spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our consolidated balance sheet as of December 31, 2003. However, the assets of Fitzgerald Las Vegas are being recognized as held for use in our consolidated balance sheet as of December 31, 2002. The consolidated statement of operations recognizes Fitzgeralds Las Vegas as a discontinued operation for the years ended December 31, 2003, 2002 and 2001. The consolidated statement of cash flows for the year ended December 31, 2003 reflects the distribution of cash from Fitzgeralds Las Vegas to BDI. The remaining spin-off of the equity interests in Fitzgeralds Las Vegas involved no cash. The statement of cash flows for the years ended December 31, 2002 and 2001 fully reflect the cash activities of Fitzgeralds Las Vegas.

RECLASSIFICATIONS - The consolidated financial statements and footnotes for the prior years reflect certain reclassifications to conform to the current year presentation. Included in such reclassifications is an increase in net revenues (and a corresponding increase in operating expenses) of approximately $7.5 million and $737,000 for the twelve month periods ended December 31, 2002 and 2001, respectively, to classify the cost of certain promotional allowances to be consistent with the 2003 presentation. Such reclassifications have no effect on previously reported net income.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Investor Holdings and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS - Investor Holdings considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Investor Holdings places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

RESTRICTED CASH -- As of December 31, 2002, restricted cash of $250,000 at Investor Holdings secured a letter of credit for self insured workers compensation at Fitzgeralds Tunica and Fitzgeralds Black Hawk. As of December 31, 2003, restricted cash relating to the self-insured workers compensation program increased to $500,000. The increase relates to additional security for a larger Investor Holdings' letter of credit. Our letter of credit increased as a result of Fitzgeralds Las Vegas being added to the self-insured workers compensation program.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject Investor Holdings to concentrations of credit risk consist principally of casino accounts receivable. Investor Holdings extends credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce Investor Holdings' receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2003, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

OTHER ASSETS - The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets include $372,000 and $662,000 of base stock inventories at December 31, 2003 and 2002, respectively. The base stock inventory balance at December 31, 2002 was inclusive of $290,000 of base stock inventory of Fitzgeralds Las Vegas, our discontinued operation. The base

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



stock inventory balance at December 31, 2003 did not include any of the base stock inventory of our discontinued operation.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases is classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statement of operations when incurred.

CAPITALIZED INTEREST - Investor Holdings capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, Investor Holdings capitalizes interest on amounts expended on the project at the average cost of borrowed money. There was no interest capitalized in any of the three years in the period ended December 31, 2003.

DEFERRED FINANCING COSTS - Deferred financing costs represent underwriter's and agent's fees and commissions, closing costs and professional fees incurred in connection with the issuance of the remaining $16.3 million of Investor Holdings 11.653% notes. Such costs are being amortized over the terms of the related notes, using the effective interest method.

GOODWILL - Goodwill represents the cost of the Fitzgeralds assets acquired in excess of their fair value. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually.

INTANGIBLE ASSETS - Intangible assets are amortized over their estimated useful lives, generally eight to ten years.

CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other revenue are recognized at the time the related service is performed.

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

                            For the years ended December 31,
                      -------------------------------------------
                          2003             2002           2001
                      -----------     -----------     -----------
Hotel                 $ 1,464,915     $ 1,604,384     $   159,106
Food and Beverage       8,193,721       8,337,113         592,093
Other                     314,346         278,341          11,489
                      -----------     -----------     -----------
                      $ 9,972,982     $10,219,838     $   762,688
                      ===========     ===========     ===========

The estimated retail value of such promotional allowances is included in operating revenues as follows:



                            For the years ended December 31,
                      -------------------------------------------
                          2003            2002           2001
                      -----------     -----------     -----------
Hotel                 $ 3,439,367     $ 3,683,398     $   271,320
Food and Beverage       8,726,011       8,481,640         548,769
Other                     412,830         349,650          27,922
                      -----------     -----------     -----------
                      $12,578,208     $12,514,688     $   848,011
                      ===========     ===========     ===========

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PRE-OPENING EXPENSES - Pre-opening expenses are expensed as incurred.

FEDERAL INCOME TAXES - Investor Holdings is a limited liability corporation which results in the tax attributes of Investor Holdings passing through to its Member. Accordingly, no provision for federal or state income taxes is reflected in the financial statements during each of the three years in the period ended December 31, 2003.

ADVERTISING COSTS - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2003 and 2002. Consolidated advertising costs included in advertising and promotion expenses were $2.3 million, $2.9 million and $0.2 million for the years ended December 31, 2003 and 2002 and the interim period (September 14, 2001 through December 31, 2001), respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by Investor Holdings are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Concurrent with the spin-off of Fitzgeralds Las Vegas, Investor Holdings wrote down the value of Fitzgeralds Las Vegas's assets to fair market value, resulting in a $10.0 million charge. SFAS 142 requires annual impairment review of all intangible assets with indefinite lives. Investor Holdings performed an impairment test of its intangible assets with indefinite lives during the year 2003 and concluded that there was no impairment. See notes 6 and 7.

CASINO CLUB LIABILITY - The Fitzgeralds properties have accrued for the liability of points earned but not redeemed by its casino club members, less the points of inactive players and expired points. The liability is calculated based on average historical redemption rate.

SELF INSURANCE LIABILITY -- Investor Holdings maintains accruals for self-insured health costs, which is classified in payroll and related accrued liabilities in the consolidated balance sheet. Management determines the estimate of these accruals by periodically evaluating the historical experience and projects trends related to these accruals. Actual results could differ from these estimates.

PROGRESSIVE LIABILITY - Investor Holdings maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. Investor Holdings has recorded the progressive jackpots as a liability.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Investor Holdings believes, based upon current information, that the carrying value of Investor Holdings' cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value. Investor Holdings estimates that the fair value of its long-term debt approximates its carrying value (see Note 9).

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

EARLY RETIREMENT OF DEBT - In April 2002, the Financial Accounting Standards Board issued statement 145 ("SFAS 145"). SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. Investor Holdings adopted SFAS 145 and as a result, reclassified $69,000 in a gain from the early extinguishment of debt, which item had previously been reported as an extraordinary item in 2002. In 2003, Investor Holdings recognized a loss on the retirement of debt of $22.0 million on October 7, 2003. The loss on the retirement of debt is comprised of the premium on the offers to purchase, the write-off of the deferred debt issuance costs and the original issue discount on 89.3% of the 11.653% notes.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standard Board issued Statement 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002. Adoption of SFAS 146 did not have any material impact on Majestic Investor Holdings, LLC's financial position, results of operations or cash flows.

    In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2003, Investor Holdings did not have any guarantees outside of its consolidated group. Adoption of FIN 45 did not have a material impact on Investor Holdings' financial condition, results of operations or cash flows.

    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. FIN 46 is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for Variable Interest Entities ("VIEs") in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. Investor Holdings has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. Adoption of FIN 46 did not have a material impact on Investor Holdings' financial condition, results of operations or cash flows.

    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Provisions of SFAS 149 became effective for contracts and hedging relationships entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have any material impact on our financial position, results of operations or cash flows as Investor Holdings has not entered into or modified any agreements that contain derivative instrument or involve hedging activities.

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity." Provisions of SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. Investor Holdings is considered a non-public entity, as defined by SFAS 150 and is not required to adopt SFAS 150.

4.  FITZGERALDS ACQUISITION

    On December 6, 2001, Investor Holdings completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company (the "Fitzgeralds Assets") for approximately $152.7 million. We accounted for the acquisition under the purchase method. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations. The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Investor Holdings funded the acquisition through

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the issuance of its 11.653% notes (see Note 8). Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million reduction in the purchase price on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001. The $3.8 million was taken against goodwill.

    Our 2001 operations reflect twenty-five days, since the acquisition occurred on December 6, 2001, and are included in our consolidated statement of operations. The following unaudited pro forma consolidated financial information has been prepared assuming our acquisition had occurred on January 1, 2001.


                                                              For the year ended
                                                               December 31, 2001
                                                               -----------------
                                                                (unaudited, in
                                                                  thousands)
Net revenue                                                        $168,260
Income from operations                                               14,482
                                                                   --------
Net income (loss)                                                  $ (3,542)
                                                                   ========

    These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of the year, or of future results. In addition, the above pro forma results include the results of operations of Fitzgeralds Las Vegas, which was spun off to BDI on December 31, 2003 (see Note 5).

    As a result of the acquisition of the Fitzgeralds assets, Investor Holdings recognized intangible assets primarily consisting of $9.8 million for customer relationships, $3.7 million for trade name and $5.2 million for the Nevada gaming license. Intangible assets for customer relationships and trade names are being amortized over a period of 8-10 years. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets, such as the gaming license, are not amortized but instead subject to impairment tests at least annually.

5. SPIN-OFF OF FITZGERALDS LAS VEGAS

    Concurrent with the refinancing of all of the Majestic Star's and Investor Holdings' debt as more fully explained in Note 8, Fitzgeralds Las Vegas became an unrestricted subsidiary of Investor Holdings. None of the assets or equity interests of Fitzgeralds Las Vegas were pledged as collateral benefiting the 9 1/2% senior secured notes or the $80.0 million Credit Facility. On December 18, 2003, Investor Holdings, the direct owner of Fitzgeralds Las Vegas, and
BDI received final regulatory approval to spin-off Fitzgeralds Las Vegas. The spin-off to BDI was completed on December 31, 2003. In connection with the spin-off, Investor Holdings recorded an impairment loss on discontinued operations of $10.0 million. The loss represents the difference between the estimated fair market value and the book carrying value of Fitzgeralds Las Vegas at the date of spin-off. In addition, Investor Holdings, in conjunction with the spin-off of the equity interests in Fitzgeralds Las Vegas, transferred the remaining $27.5 million of Fitzgeralds Las Vegas assets net of liabilities, to BDI and forgave intercompany balances due from Fitzgeralds Las Vegas of $36.7 million.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following represents selected operational information of Fitzgeralds Las
Vegas:

                                                                    For the Period
                              For the Years Ended December 31,     December 7, 2001
                                                                          to
                                    2003              2002        December 31, 2001
                                ------------      ------------    -----------------

Gross Revenues                  $ 53,403,324      $ 54,617,588      $  3,445,137
Net Revenues                    $ 47,613,298      $ 48,812,435      $  3,065,077
Operating Expenses              $ 49,568,878      $ 50,789,174      $  3,457,953
Operating Loss                  $ (1,955,580)     $ (1,976,739)     $   (392,876)
Net Income                      $ (1,972,607)     $ (1,994,777)     $   (394,957)



6.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                          As of December 31,            Estimated
                                                   --------------------------------    Service Life
                                                      2003                2002           (Years)
                                                   -------------      -------------    ------------

Land used in casino operations                      $  3,823,375      $   6,403,375          -
Vessel, buildings & improvements                      48,689,960         69,812,270        25-39
Site improvements                                     15,971,805         15,971,805         9-15
Barge and improvements                                14,696,168         14,691,854        13-15
Furniture, fixtures and equipment                     16,999,798         20,050,973         4-10
Construction in progress                               3,378,937            900,221
                                                    ------------      -------------
                                                     103,560,043        127,830,498

Less accumulated depreciation and amortization       (16,241,854)       (10,532,992)
                                                    ------------      -------------
   Property and equipment, net                      $ 87,318,189      $ 117,297,506
                                                    ============      =============


     Substantially all property and equipment are pledged as collateral on long-term debt. See Note 8.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  OTHER INTANGIBLE ASSETS

    The gross carrying amount and accumulated amortization of Investor Holdings' intangible assets, other than goodwill, as of December 31, 2003 and 2002 are as follows:




                                                                                                 Estimated
                                           Gross Carrying     Accumulated        Net Amount      Expected
                                               Amount        Amortization    December 31, 2003     Life
                                           --------------    ------------    -----------------   ---------
 Amortized intangible assets:                                      (in thousands)
   Customer relationship                       $ 7,840         $(2,033)           $ 5,807           8 yrs
   Tradename                                     3,450            (708)             2,742           10 yrs
   Riverboat excursion license                     700               -                700           15 yrs
                                               -------         -------            -------
Total intangible assets                        $11,990         $(2,741)           $ 9,249
                                               =======         =======            =======

                                                                                                 Estimated
                                           Gross Carrying     Accumulated        Net Amount       Expected
                                               Amount        Amortization    December 31, 2002      Life
                                           --------------    ------------    -----------------   ---------
 Amortized intangible assets:                                 (in thousands)
    Customer relationship                     $ 7,840         $(1,053)           $ 6,787           8 yrs
    Tradename                                   3,450            (363)             3,087           10 yrs
    Riverboat excursion license                   700               -                700           15 yrs
    Intangible asset of discontinued
      operation                                 2,210            (292)             1,918
                                              -------         -------            -------
                                               14,200          (1,708)            12,492
 Unamortized intangible assets:
    Intangible asset of discontinued
      operation                                 5,200            --                5,200
                                              -------         -------            -------
 Total intangible assets                      $19,400         $(1,708)           $17,692
                                              =======         =======            =======


The amortization expense recorded on the intangible assets for the year ended December 31, 2003, December 31, 2002 and for the period from inception of Investor Holdings, (September 14, 2001), through December 31, 2001 was $1.3 million, $1.3 million and $0.1 million, respectively. The $700,000 intangible asset represents a riverboat excursion license for a riverboat, which commenced full operations in March of 2004. Consequently, the $700,000 will be amortized at the rate of approximately $4,000 per month beginning in April 2004. The estimated amortization expense for all amortized intangible assets for each of the five succeeding fiscal years is as follows:


For the Years Ended December 31,                           (in thousands)
        2004                                                  $ 1,360
        2005                                                    1,372
        2006                                                    1,372
        2007                                                    1,372
        2008                                                    1,372

    Under SFAS No.142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives; rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, Investor Holdings' acquisition of the Fitzgeralds assets was immediately subject to the provision of SFAS No. 142.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT




Long-term debt outstanding at December 31 is as follows:                           2003                 2002
                                                                                   ----                 ----
$16,290,000 unsecured notes payable, net of unamortized discount of $533,169 at
2003 and $151,767,000 notes payable, net of unamortized discount of $6,235,552 at 2002. During 2003 Investor Holdings purchased 89.3% of its 11.653% notes. In addition, in 2002, Investor Holdings purchased $865,000 of its notes. Investor
Holdings pays interest at the rate of 11.653% on the notes. Interest is paid semi-annually on May 31 and November 30, with a final payment of principal and
interest due on November 30, 2007. The notes are not secured.                     $15,756,831        $ 145,531,448

Equipment and software financing payable at Barden Nevada Gaming, LLC including related use taxes; collateralized by gaming equipment; interest rates from 7.5%
to 12.0% due in aggregate monthly installments of $13,526 with varying maturity
dates through 2005. These debt obligations were spun-off to BDI.                         --                249,150
                                                                                  -----------        -------------
                                                                                   15,756,831          145,780,598

 Less current maturities                                                                 --               (134,084)
                                                                                  -----------        -------------
 Long-term debt, net of current maturities                                        $15,756,831        $ 145,646,514
                                                                                  ===========        =============


     The schedules maturities of long-term debt are as follows:

For the Years Ended December 31,

                                                                     (In Thousands)
          2004                                                          $     -
          2005                                                                -
          2006                                                                -
          2007                                                           15,757
                                                                        -------
                                                                        $15,757
                                                                        =======


REFINANCING OF DEBT

    On August 26, 2003, Investor Holdings commenced a cash tender offer and consent solicitation at a price of 109.0% for its 11.653% notes. The solicitation of consents sought approval for amendments to the Indenture governing the 11.653% notes (the "Indenture") in order to (i) eliminate substantially all restrictive covenants, (ii) terminate the guarantees of the restricted subsidiaries of Investor Holdings and (iii) release the liens on the collateral that secured the 11.653% notes. Upon expiration of the consent solicitation on September 25, 2003, $135.5 million or 89.3% of the aggregate outstanding principal amount of the 11.653% notes had been tendered. After the expiration of the offer and consent solicitation related to the 11.653% notes, Investor Holdings has $16.3 million in 11.653% notes still outstanding which are no longer secured (the "11.653% unsecured notes").

    Upon the closing of the 9 1/2% senior secured notes on October 7, 2003, Investor Holdings used approximately $153.2 million of the proceeds to fund the payment of 89.3% of its 11.653% notes, along with accrued and unpaid interest. The remaining proceeds from the issuance of the 9 1/2% senior secured notes were used to redeem a portion of Majestic Star's 10 7/8% senior secured notes and pay certain fees associated with the issuance of the 9 1/2% senior secured notes. Investor Holdings recognized a loss on the retirement of debt of approximately $22.0 million on October 7, 2003. The loss on the retirement is comprised of premiums on the offer to purchase, the write-off of deferred issuance costs and the write-off of original issuance discount on 89.3% of the 11.653% notes, which amounts are reflected in the computation of net income for the year ended December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The 9 1/2% senior secured notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year, commencing April 15, 2004. The 9 1/2% senior secured notes will mature on October 15, 2010. The 9 1/2% senior secured notes are secured by a pledge of the equity interests of Investor Holdings and substantially all of Investor Holdings' current and future assets, including the current and future assets of the Guarantor Subsidiaries, except for the assets of Fitzgeralds Las Vegas, which became an unrestricted and non-guarantor subsidiary effective October 7, 2003 and was subsequently spun-off to BDI on December 31, 2003.

    The Indenture governing the 9 1/2% senior secured notes contains covenants which, among other things, restricts Majestic Star's and Investor Holdings' ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets; (iii) enter into transactions with affiliates; and (iv) sell any restricted subsidiaries' assets.

OLD MAJESTIC INVESTOR HOLDINGS NOTES

    At December 31, 2003, Investor Holdings had debt outstanding of $15.8 million related to its 11.653% unsecured notes, net of unamortized discount of $0.5 million. This compares to $145.6 million of notes, net of unamortized discount of $6.2 million at December 31, 2002. $135.5 million of notes were purchased and retired on October 7, 2003, as previously explained. The 11.653% unsecured notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% unsecured notes will mature on November 30, 2007. Investor Holdings and its restricted subsidiaries no longer guarantee the 11.653% unsecured notes and the liens on the collateral have been released. For the years ended December 31, 2003 and 2002, Investor Holdings had interest expense of $14.0 million and $18.1 million, respectively.

    In 2002, Majestic Investor Holdings, LLC was required to pay liquidated damages related to the unregistered 11.653% notes. Because the registration statement was not declared effective by the Securities and Exchange Commission by the date required by the registration rights agreement, Investor Holdings paid liquidated damages of $176,000 during 2002.

    During the fourth quarter of 2002, Investor Holdings purchased for $759,000, plus accrued interest, its 11.653% notes with a face value of $865,000. The notes, net of unamortized original issue discount, were being carried at a value of $828,000; the resulting gain was $69,000.

OLD CREDIT FACILITIES

    At October 7, 2003, Investor Holdings had a $15.0 million credit facility (the "Majestic Investor Holdings Credit Facility"). This credit facility was terminated on October 7, 2003 when Majestic Star entered into the new $80.0 million Credit Facility. Investor Holdings and its restricted subsidiaries are guarantors of the $80.0 million Credit Facility and their assets are pledged as collateral. There were no borrowings on the Majestic Investor Holdings Credit Facility as of the termination date, October 7, 2003, and December 31, 2002.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying value and estimated fair value as of December 31, 2003 of the Company's financial instruments. (Refer to Notes 2 and 8).

                                                  Carrying             Estimated
                                                   Value              Fair Value
                                                -----------           -----------
Assets:
   Cash and equivalents                         $11,128,586           $11,128,586
   Restricted Cash                              $   500,000           $   500,000

Liabilities:
   Long-term debt                               $15,756,831           $15,756,831


    The remaining $15.8 million of 11.653% notes, net of original issue discount of $0.5 million, to our knowledge are not publicly traded. We believe the fair value of this debt to be approximately $15.8 million since these notes are no longer secured by the equity interests and assets of Investor Holdings and its restricted subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






10.  SAVINGS PLAN

    Investor Holdings contributes to a defined contribution plan, as part of a larger Majestic Star defined contribution plan, which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. Investor Holdings contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. Investor Holdings' contributions to the plan amounted to $562,000, 714,000 and $0 during 2003, 2002 and 2001, respectively. There were no matching contributions made to the Fitzgerald employees in 2001. The matching contribution made during 2002 is inclusive of $185,000 in contributions made to the employees of our discontinued subsidiary.

11.  COMMITMENTS AND CONTINGENCIES

Leases

    Investor Holdings has operating leases that cover various office and gaming equipment. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2003 are as follows:


 For the Years Ended December 31,
     2004                                                  $ 266,500
     2005                                                     96,904
     2006                                                     18,212
     2007                                                     18,212
     2008                                                     16,692
     Thereafter                                               15,932
                                                           ----------
                                                           $ 432,452
                                                           ==========


    Rent expense for years ended December 31, 2003, 2002 and 2001 was $3.6 million, $4.6 million and $0.3 million, respectively.

Legal Proceedings

    Various legal proceedings are pending against Investor Holdings. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to Investor Holdings' business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on Investor Holdings' financial condition, results of operations or cash flows.

    In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi Gaming, LLC and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. ss.1981, as well as certain other state law claims. The plaintiff is seeking back pay, front pay, compensatory damages and punitive damages in excess of $3.5 million. Investor Holdings is vigorously defending the lawsuit. However, it is too early to determine the outcome of this matter and the effect, if any, on Investor Holdings' financial position and results of operations and accordingly, the accompanying financial statements do not include any accrual relating to this contingent liability.

    In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica area casino owners and operators, including Barden Mississippi Gaming, LLC. The plaintiffs claim the defendants conspired to agree not to enter into any advertising or other agreements with the plaintiffs, in violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. Investor Holdings intends to vigorously defend against this lawsuit. However, it is too early to determine the outcome and the effect, if any, on Investor Holdings' financial position and results of operations and accordingly, the accompanying financial statements do not include any accrual relating to this contingent liability.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GAMING REGULATIONS

    The ownership and operation of our casino gaming facilities in Mississippi and Colorado are subject to various state and local regulations in the jurisdictions where they are located. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission, which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

    Investor Holdings' directors, officers, managers and key employees are required to hold individual licenses. These requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and for individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

     Barden Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi's current gaming license expires in December of 2004. There can be no assurance that any subsequent application for a license will be approved.

     On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to Barden Colorado Gaming, LLC, the owner and operator of Fitzgeralds Black Hawk. The operator license was effective as of October 18, 2001. The retail license became effective upon assumption of control of Fitzgeralds Black Hawk by Barden Colorado Gaming, LLC on December 7, 2001. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission in October 2002 and again on October 16, 2003 for a period of one year. There can be no assurance that any subsequent application for a license will be approved.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LETTER OF CREDIT/SURETY BOND

    During the year ended December 31, 2002, a $250,000 letter of credit was issued to secure payment of workers compensation claims at Barden Colorado Gaming, LLC and Barden Mississippi Gaming, LLC. In order to collateralize the letter of credit the bank, through which the letter of credit was issued, restricted $250,000 of Investor Holdings' cash in bank. In 2003, Fitzgeralds Las Vegas joined the self-insured workers compensation program. When this occurred, Investor Holdings was required to increase its letter of credit to $500,000. As collateral, the bank increased restricted cash by an additional $250,000.

    The State of Mississippi has required Barden Mississippi Gaming, LLC to post surety bonds as security for current and future sales and gaming revenue tax obligations. Barden Mississippi Gaming, LLC has four surety bonds; a $600,000 bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guaranties of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guaranties, Investor Holdings and Barden Mississippi Gaming, LLC will be obligated to reimburse Mr. Barden for any such payments.

12.  RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

    In December 2001, Investor Holdings issued a $700,000 note to BDI. The note bore interest at a rate of 7% per annum and was paid in full, with interest, in March 2003.

TRANSACTIONS BY OR WITH AFFILIATES

    In December 2001, Investor Holdings entered into a LLC Manager Agreement with BDI to provide for, among other things, BDI to act as our manager (the "Investor Holdings Manager Agreement"). Distributions to BDI under the Investor Holdings Manager Agreement were limited under the terms of the indenture governing the 11.653% notes. The distributions for each fiscal quarter could not exceed 1% of net revenues plus 5% of Investor Holdings' consolidated cash flow (as defined in the indenture for the 11.653% notes) for the immediately preceding fiscal quarter and could not be paid if Investor Holdings was in default under the indenture relating to the 11.653% notes or if Investor Holdings did not meet certain financial ratios as provided in such indenture. The Investor Holdings Manager Agreement was terminated concurrent with the refinancing transactions and a new Manager Agreement (the "new Manager Agreement") was entered into between Majestic Star and BDI, and became effective on October 7, 2003. Under the new Manager Agreement, distributions for each fiscal quarter, starting with the quarter ended September 30, 2003, can not exceed 1% of Majestic Star's consolidated net revenues plus 5% of Majestic Star's consolidated cash flow (as defined in the indenture for the 9

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1/2% senior secured notes) for the immediately preceding fiscal quarter and may not be paid if Majestic Star is in default under the indenture relating to the 9 1/2% senior secured notes.

    During the twelve months ended December 31, 2003, Investor Holdings made distributions totaling $3,342,000 to BDI pursuant to the Investor Holdings Manager Agreement and the new Manager Agreement related to the fourth quarter of 2002 and the first three quarters of 2003. Investor Holdings made distributions of $2,544,000 and for the twelve months ended December 31, 2002 related to the Investor Holdings Manager Agreement.

    In April 2003, Investor Holdings, in accordance with the indenture relating to the 11.653% notes, made a $338,000 distribution to its sole beneficial owner for income taxes. The calculation for the distribution was based on Investor Holdings' net income during the three-month period ended March 31, 2003.

FITZGERALDS ACQUISITION AND EXPENSE REIMBURSEMENT/SHARING AGREEMENT

    In September 2000, Investor was capitalized by Majestic Star with $9.0 million of capital contributions, including interest thereon. Investor subsequently contributed this $9.0 million to Investor Holdings in connection with the assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to Investor Holdings.

    Prior to the consummation of the offering of the Investor Holdings 11.653% notes, Investor Holdings issued a 35.71% membership interest to BDI (a company wholly-owned by Mr. Barden and a member of Majestic Star) in exchange for the contribution by BDI of a note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Investor as additional paid-in-equity. Investor currently owns 100% of the member interests of Investor Holdings. BDI, upon closing of the offering of the 11.653% notes, contributed $5.0 million in repayment of the promissory note.

    On October 22, 2001, Investor Holdings entered into an Expense Reimbursement/Sharing Agreement with Majestic Star, pursuant to which Investor Holdings and its restricted subsidiaries reimbursed Majestic Star for sixty percent (60%) of the documented out-of-pocket expenses paid by Majestic Star for Investor Holdings' corporate overhead, including (i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance, and supplies, (ii) rent and (iii) other similar costs and expenses.

    These executives and employees provided services to Investor Holdings, its subsidiaries and Majestic Star. The reimbursement percentage was capped at fifty percent (50%) up to an aggregate of $1.7 million due to restrictions set forth in the Investor Holdings Indenture. The Expense Reimbursement/Sharing Agreement was in effect from December 7, 2001 through December 31, 2001, for the twelve months ended December 31, 2002 and for the period January 1, 2003 through October 7, 2003. Upon completion of the refinancing and elimination of the restrictive covenants, the Expense Reimbursement/Sharing Agreement was terminated.

13.  SEGMENT INFORMATION

    As of December 31, 2003, Investor Holdings owns and operates two properties as follows: a casino and hotel located in Tunica, Mississippi and a casino located in Black Hawk, Colorado (collectively, the "Properties"). Prior to the spin-off as previously discussed, Investor Holdings owned an additional casino and hotel located in Las Vegas, Nevada.

    Investor Holdings identifies its business in two segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (in Tunica, Mississippi) and food and beverage.

    The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. Corporate costs are allocated to the business segments through expense reimbursement under Majestic Star, which was terminated on October 7, 2003 upon consummation of our refinancing transactions.

    A summary of the Properties' operations by business segment as of and for the years ended December 31, 2003, 2002 and for the period from inception (September 14, 2001) through December 31, 2001 is presented below:

                         MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                 For the Period
                                                      For the years ended        from Inception
                                                         December 31,         (September 14, 2001)
                                                    ------------------------  through December 31,
                                                       2003           2002           2001
                                                    ---------      ---------  -------------------
                                                             (in thousands)

Net revenues:

   Fitzgeralds Tunica                                  89,249         92,835           5,753
   Fitzgeralds Black Hawk                              33,644         35,138           2,425
                                                    ---------      ---------       ---------
Total                                               $ 122,893      $ 127,973       $   8,178
                                                    =========      =========       =========

Operating income (loss):
   Fitzgeralds Tunica                                  12,341         14,288             654
   Fitzgeralds Black Hawk                               6,462          6,694             675
   Majestic Investor Holdings                          (2,388)        (2,956)         (1,214)
                                                    ---------      ---------       ---------
Total                                               $  16,415      $  18,026       $     115
                                                    =========      =========       =========

Segment depreciation and amortization:
   Fitzgeralds Tunica                                   7,820          7,373             485
   Fitzgeralds Black Hawk                               1,730          1,538              99
   Majestic Investor Holdings                           2,105          2,597             169
                                                    ---------      ---------       ---------
Total                                               $  11,655      $  11,508       $     753
                                                    =========      =========       =========

Expenditure for additions to long-lived assets:
   Fitzgeralds Tunica                                   4,395          2,549             100
   Fitzgeralds Black Hawk                               1,863          1,177              --
                                                    ---------      ---------       ---------
Total                                               $   6,258      $   3,726       $     100
                                                    =========      =========       =========

                                                      As of December 31,
                                                   -------------------------
                                                       2003           2002
                                                   ----------      ---------
Segment assets:
   Fitzgeralds Tunica                                  84,458         88,307
   Fitzgeralds Black Hawk                              30,498         30,468
   Fitzgeralds Las Vegas (1)                               --         38,231
   Majestic Investor Holdings                          64,639        155,574
                                                    ---------      ---------
   Total                                              179,595        312,580
   Less: Intercompany                                 (62,533)      (141,541)
                                                    ---------      ---------
Total                                                 117,062        171,039
                                                    =========      =========



(1) On December 31, 2003, Fitzgeralds Las Vegas was spin-off to BDI.

14.  GUARANTOR FINANCIAL INFORMATION

    A portion of the proceeds from the issuance of the 9 1/2% notes were used to purchase substantially all of the 11.653% notes. Under the Indenture for the 9 1/2% senior secured notes and the Loan and Security Agreement for the $80.0 million Credit Facility, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantors; however, Fitzgeralds Las Vegas became an unrestricted and non-guarantor subsidiary and was subsequently spun-off to BDI on December 31, 2003. The remaining $16.3 million of 11.653% unsecured notes are no longer guaranteed by Investor Holdings or its restricted subsidiaries.

    The following condensed consolidating information presents condensed consolidating balance sheets as of December 31, 2003 and December 31, 2002 and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2003 and 2002 and for the period of inception (September 14, 2001) through December 31, 2001 for Investor Holdings, Majestic Investor Capital Corp., the guarantor subsidiaries, our discontinued subsidiary, and eliminating entries necessary to consolidate such entities.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003


                                           Majestic         Majestic
                                           Investor         Investor
                                          Holdings,         Capital         Guarantor       Eliminating           Total
                                             LLC             Corp.         Subsidiaries       Entries         Consolidated
                                         -------------    -------------   --------------   -------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents              $   1,006,253               -     $   10,122,333   $           -      $  11,128,586
  Restricted cash                              500,000               -                  -               -            500,000
  Accounts receivable, net                           -               -            668,063               -            668,063
  Inventories                                        -               -            630,373               -            630,373
  Prepaid expenses and other current            45,000               -            453,539               -            498,539
  assets
  Receivable from related party                190,016               -                 70        (190,086) (a)             -
                                         -------------    ------------     --------------   -------------      -------------
    Total current assets                     1,741,269               -         11,874,378        (190,086)        13,425,561
                                         -------------    ------------     --------------   -------------      -------------
Property, equipment and improvements,
net                                                  -               -         87,318,189               -         87,318,189
Intangible assets, net                               -               -          9,249,247               -          9,249,247
Goodwill                                             -               -          5,922,398               -          5,922,398
Other assets:
  Deferred financing costs, net                554,973               -                  -               -            554,973
  Due from related parties                  62,342,454               -                  -     (62,342,454) (a)             -
  Other assets                                       -               -            591,979               -            591,979
  Investment in Subsidiaries                41,162,785               -                  -     (41,162,785) (b)             -
                                         -------------    ------------     --------------   -------------      -------------
    Total Assets                         $ 105,801,481               -    $   114,956,191  $ (103,695,325)     $ 117,062,347
                                         =============    ============     ==============   =============      =============
LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                       $           -               -    $       930,847   $           -      $     930,847
  Payable to related party                     102,455                            464,997        (190,086)           377,366
  Accrued liabilities:
    Payroll and related                              -               -          3,899,068               -          3,899,068
    Interest                                   158,189               -                  -               -            158,189
    Progressive jackpot                              -               -          2,065,428               -          2,065,428
    Slot club liabilities                            -               -            498,070               -            498,070
    Other accrued liabilities                        -               -          3,592,542                          3,592,542
                                         -------------    ------------    ---------------   -------------      -------------
      Total current liabilities                260,644               -         11,450,952        (190,086)        11,521,510
                                         -------------    ------------     --------------   -------------      -------------
Due to related parties                     144,395,427               -         62,342,454     (62,342,454) (a)   144,395,427
Long-term debt, net of current
  maturities                                15,756,831      15,756,831                  -     (15,756,831) (c)    15,756,831
                                         -------------    ------------     --------------   -------------      -------------
    Total Liabilities                      160,412,902      15,756,831         73,793,406     (78,289,371)       171,673,768

Member's equity (deficit)                  (54,611,421)    (15,756,831)        41,162,785     (25,405,954)       (54,611,421)
                                         -------------    ------------     --------------   -------------      -------------
    Total Liabilities and Member's
      Equity (Deficit)                   $ 105,801,481    $          -     $  114,956,191   $(103,695,325)      $117,062,347
                                         =============    ============     ==============   =============       ============




(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate investment in subsidiaries.
(c) As more fully described in Note 8, Long Term Debt, Majestic Investor Capital Corp is a co-obligor of the 11.653% notes issued by Majestic Investor Holdings, LLC. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2002

                                         Majestic       Majestic
                                         Investor       Investor
                                         Holdings,      Capital       Guarantor       Discontinued      Eliminating        Total
                                           LLC           Corp.       Subsidiaries     Operation (d)       Entries       Consolidated
                                      ------------   -------------  -------------   --------------- ---------------    -------------
 ASSETS
 Current Assets:
   Cash and cash equivalents          $   1,007,660  $        --    $  10,580,558   $   4,395,606   $        --        $  15,983,824
   Restricted cash                          250,000           --             --              --              --              250,000
   Accounts receivable, net                  52,695           --          595,709         592,779            --            1,241,183
   Inventories                                 --             --          610,097         319,029            --              929,126
   Prepaid expenses and other current
      assets                                125,620           --          581,804         976,444            --            1,683,868
   Receivable from related party          4,748,371           --           15,670           1,760      (4,765,801)(a)           --
   Note receivable from related party       700,000           --             --              --              --              700,000
                                      -------------  -------------  -------------   -------------   -------------      -------------
     Total current assets                 6,884,346           --       12,383,838       6,285,618      (4,765,801)        20,788,001
                                      -------------  -------------  -------------   -------------   -------------      -------------
 Property, equipment and
    improvements, net                          --             --       89,302,527      27,994,979            --          117,297,506
 Intangible assets, net                   5,200,000           --       10,574,246       1,917,500            --           17,691,746
 Goodwill                                      --             --        5,922,398            --              --            5,922,398
 Other assets:
   Deferred financing costs, net          6,714,902           --             --              --              --            6,714,902
   Restricted cash                             --             --             --         1,000,000            --            1,000,000
   Due from related parties             116,816,043           --             --              --      (116,816,043)(a)           --
   Investment in Subsidiaries            19,959,009           --             --              --       (19,959,009)(b)           --
   Other assets                                --             --          591,979       1,032,380                          1,624,359
                                      -------------  -------------  -------------   -------------   -------------      -------------
     Total Assets                     $ 155,574,300  $        --    $ 118,774,988   $  38,230,477   $(141,540,853)     $ 171,038,912
                                      =============  =============  =============   =============   =============      =============

 LIABILITIES AND MEMBER'S EQUITY
      (DEFICIT)
 Current Liabilities:
   Accounts payable                   $        --    $        --    $   1,031,604   $   1,104,765   $        --        $   2,136,369
   Current maturities of long-term
     debt                                      --             --             --           134,084            --              134,084
   Accrued Liabilities:
     Payroll and related                       --             --        3,914,357       2,034,918            --            5,949,275
     Interest                             1,473,785           --             --              --              --            1,473,785
     Progressive jackpot                       --             --        2,236,782         239,761            --            2,476,543
     Slot club liabilities                     --             --          611,785         126,774            --              738,559
     Other accrued liabilities              486,662           --        3,223,274         691,442            --            4,401,378
                                      -------------  -------------  -------------   -------------   -------------      -------------
     Total current liabilities            1,960,447           --       11,017,802       4,331,744            --           17,309,993
                                      -------------  -------------  -------------   -------------   -------------      -------------
 Due to related parties                        --             --       85,408,440      36,173,404    (121,581,844)(a)           --
 Long-term debt, net of current
     maturities                         145,531,448    145,531,448           --           115,066    (145,531,448)(c)    145,646,514
                                      -------------  -------------  -------------   -------------   -------------      -------------
     Total Liabilities                  147,491,895    145,531,448     96,426,242      40,620,214    (267,113,292)       162,956,507
   Member's Equity (Deficit)              8,082,405   (145,531,448)    22,348,746      (2,389,737)    125,572,439          8,082,405
                                      -------------  -------------  -------------   -------------   -------------      -------------
     Total Liabilities and Member's
        Equity (Deficit)              $ 155,574,300  $        --    $ 118,774,988   $  38,230,477   $(141,540,853)     $ 171,038,912
                                      =============  =============  =============   =============   =============      =============


(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate investment in subsidiaries.
(c) As more fully described in Note 8, Long Term Debt, Majestic Investor Capital Corp is a co-obligor of indebtedness issued by Majestic Investor Holdings, LLC. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.
(d) Discontinued Operations reflects the balance sheet accounts of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's
     9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                                  MAJESTIC         MAJESTIC
                                  INVESTOR         INVESTOR                      DISCONTINUED
                                  HOLDINGS,         CAPITAL        GUARANTOR       OPERATION       ELIMINATING           TOTAL
                                     LLC             CORP.       SUBSIDIARIES         (B)            ENTRIES          CONSOLIDATED
                                -------------    -------------   -------------   -------------    -------------       -------------
REVENUES:
  Casino                        $        --      $        --     $ 118,817,746   $        --      $        --         $ 118,817,746
  Rooms                                  --               --         7,932,811            --               --             7,932,811
  Food and beverage                      --               --        11,304,793            --               --            11,304,793
  Other                                  --               --         1,689,274            --               --             1,689,274
                                -------------    -------------   -------------   -------------    -------------       -------------
    Gross revenues                       --               --       139,744,624            --               --           139,744,624
  Less promotional allowances            --               --        16,851,683            --               --            16,851,683
                                -------------    -------------   -------------   -------------    -------------       -------------
    Net revenues                         --               --       122,892,941            --               --           122,892,941
                                -------------    -------------   -------------   -------------    -------------       -------------
COSTS AND EXPENSES:
  Casino                                 --               --        47,681,627            --               --            47,681,627
  Rooms                                  --               --         2,552,127            --               --             2,552,127
  Food and beverage                      --               --         3,630,498            --               --             3,630,498
  Other                                  --               --         1,179,893            --               --             1,179,893
  Gaming taxes                           --               --        15,085,240            --               --            15,085,240
  Advertising and promotion              --               --         7,829,023            --               --             7,829,023
  General and administrative          282,350             --        15,240,102            --               --            15,522,452
  Corporate expense                      --               --         1,350,937            --               --             1,350,937
  Depreciation and amortization     2,105,199             --         9,549,523            --               --            11,654,722
  Gain on disposal of assets             --                             (8,822)           --               --                (8,822)
                                -------------    -------------   -------------   -------------    -------------       -------------
    Total costs and expenses        2,387,549             --       104,090,148            --               --           106,477,697
                                -------------    -------------   -------------   -------------    -------------       -------------
    Operating income (loss)        (2,387,549)            --        18,802,793            --               --            16,415,244
                                -------------    -------------   -------------   -------------    -------------       -------------
OTHER INCOME (EXPENSE):
  Interest income                      31,062             --            11,246            --               --                42,308
  Interest expense                (14,001,864)            --              --              --               --           (14,001,864)
  Loss on bond redemption         (21,952,380)            --              --              --               --           (21,952,380)
  Other non-operating expense         (29,212)            --              --              --               --               (29,212)
  Equity in net income (loss)
    of subsidiaries                 6,841,432             --       (11,972,607)           --          5,131,175(a)             --
                                -------------    -------------   -------------   -------------    -------------       -------------
    Total other income
      (expense)                   (29,110,962)            --       (11,961,361)           --          5,131,175         (35,941,148)
                                -------------    -------------   -------------   -------------    -------------       -------------
    (Loss) income from
      continuing operations       (31,498,511)            --         6,841,432            --          5,131,175         (19,525,904)
  Discontinued operations                --               --              --       (11,972,607)            --           (11,972,607)
                                -------------    -------------   -------------   -------------    -------------       -------------
    Net (loss) income           $ (31,498,511)   $        --     $   6,841,432   $ (11,972,607)   $   5,131,175       $ (31,498,511)
                                =============    =============   =============   =============    =============       =============

(a)      To eliminate equity in net income of subsidiaries.
(b) Discontinued Operations reflects the operating accounts of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's 9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                    Majestic         Majestic
                                    Investor         Investor                     Discontinued
                                    Holdings,         Capital        Guarantor     Operations        Eliminating          Total
                                       LLC             Corp.       Subsidiaries         (b)            Entries        Consolidated
                                  -------------    -------------   -------------   -------------    -------------     -------------
Revenues:
  Casino                          $        --      $        --     $ 124,228,663   $        --      $        --       $ 124,228,663
  Rooms                                    --               --         8,160,611            --               --           8,160,611
  Food and beverage                        --               --        11,189,142            --               --          11,189,142
  Other                                    --               --         1,564,194            --               --           1,564,194
                                  -------------    -------------   -------------   -------------    -------------     -------------
    Gross revenues                         --               --       145,142,610            --               --         145,142,610
  Less promotional allowances              --               --        17,169,486            --               --          17,169,486
                                  -------------    -------------   -------------   -------------    -------------     -------------
    Net revenues                           --               --       127,973,124            --               --         127,973,124
                                  -------------    -------------   -------------   -------------    -------------     -------------
Costs and Expenses:
  Casino                                   --               --        49,712,322            --               --          49,712,322
  Rooms                                    --               --         2,684,354            --               --           2,684,354
  Food and beverage                        --               --         3,963,068            --               --           3,963,068
  Other                                    --               --         1,030,061            --               --           1,030,061
  Gaming taxes                             --               --        15,049,686            --               --          15,049,686
  Advertising and promotion                --               --         8,818,106            --               --           8,818,106
  General and administrative            345,443             --        15,675,303            --               --          16,020,746
  Corporate expense                        --               --         1,133,328            --               --           1,133,328
  Depreciation and amortization       2,597,154             --         8,910,818            --               --          11,507,972
  (Gain) loss on disposal of
     assets                                --               --            14,320            --               --              14,320
  Pre-opening expenses                   13,391             --              --              --               --              13,391
                                  -------------    -------------   -------------   -------------    -------------     -------------
    Total costs and expenses          2,955,988             --       106,991,366            --               --         109,947,354
                                  -------------    -------------   -------------   -------------    -------------     -------------
    Operating income (loss)          (2,955,988)            --        20,981,758            --               --          18,025,770
                                  -------------    -------------   -------------   -------------    -------------     -------------
Other Income (Expense):
  Interest income                        86,401             --            36,924            --               --             123,325
  Interest expense                  (18,086,650)            --              (625)           --               --         (18,087,275)
  Gain on bond redemption                68,957             --              --              --               --              68,957
  Other non-operating expenses          (41,684)            --              --              --               --             (41,684)
  Equity in net income (loss) of
    subsidiaries                     19,023,280             --        (1,994,777)           --        (17,028,503)(a)             --
                                  -------------    -------------   -------------   -------------    -------------     -------------
    Total other income (expense)      1,050,304             --        (1,958,478)           --        (17,028,503)      (17,936,677)
                                  -------------    -------------   -------------   -------------    -------------     -------------
    (Loss) income from continuing
      operations                     (1,905,684)            --        19,023,280            --        (17,028,503)           89,093

  Discontinued operation                   --               --              --        (1,994,777)                        (1,994,777)
                                  -------------    -------------   -------------   -------------    -------------     -------------
    Net (loss) income             $  (1,905,684)   $        --     $  19,023,280   $  (1,994,777)   $ (17,028,503)    $  (1,905,684)
                                  =============    =============   =============   =============    =============     =============


(a)      To eliminate equity in net income of subsidiaries.
(b) Discontinued Operations reflects the operating accounts of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's 9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
          FROM (INCEPTION) SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001

                                                Majestic       Majestic
                                                Investor       Investor
                                                Holdings,       Capital     Guarantor     Discontinued   Eliminating       Total
                                                   LLC           Corp.     Subsidiaries   Operation (b)    Entries      Consolidated
                                              -----------    -----------   ------------   ------------   -----------    ------------
Revenues:
  Casino                                      $      --      $      --     $ 8,003,352    $      --      $      --      $ 8,003,352
  Rooms                                              --             --         544,249           --             --          544,249
  Food and beverage                                  --             --         742,351           --             --          742,351
  Other                                              --             --          96,828           --             --           96,828
                                              -----------    -----------   -----------    -----------    -----------    -----------
    Gross revenues                                   --             --       9,386,780           --             --        9,386,780
  Less promotional allowances                        --             --       1,209,171           --             --        1,209,171
                                              -----------    -----------   -----------    -----------    -----------    -----------
    Net revenues                                     --             --       8,177,609           --             --        8,177,609
                                              -----------    -----------   -----------    -----------    -----------    -----------
Costs and Expenses:
  Casino                                             --             --       3,397,606           --             --        3,397,606
  Rooms                                              --             --         187,507           --             --          187,507
  Food and beverage                                  --             --         287,047           --             --          287,047
  Other                                              --             --          68,523           --             --           68,523
  Gaming taxes                                       --             --         669,203           --             --          669,203
  Advertising and promotion                          --             --         709,566           --             --          709,566
  General and administrative                       26,476           --         945,559           --             --          972,035
  Depreciation and amortization                   168,930           --         584,320           --             --          753,250
  Pre-opening expenses                          1,018,234           --            --             --             --        1,018,234
                                              -----------    -----------   -----------    -----------    -----------    -----------
    Total costs and expenses                    1,213,640           --       6,849,331           --             --        8,062,971
                                              -----------    -----------   -----------    -----------    -----------    -----------
    Operating income (loss)                    (1,213,640)          --       1,328,278           --             --          114,638
                                              -----------    -----------   -----------    -----------    -----------    -----------
Other Income (Expense):
  Interest income                                 215,791           --           2,410           --             --          218,201
  Interest expense                             (1,208,779)          --            --             --             --       (1,208,779)
  Equity in net income (loss) of
    subsidiaries                                  935,731           --        (394,957)          --         (540,774)(a)         --
                                              -----------    -----------   -----------    -----------    -----------    -----------
    Total other income (expense)                  (57,257)          --        (392,547)          --         (540,774)      (990,578)
                                              -----------    -----------   -----------    -----------    -----------    -----------
    (Loss) income from
       continuing operations                   (1,270,897)          --         935,731           --         (540,774)      (875,940)

  Discontinued operation                             --             --            --         (394,957)          --         (394,957)
                                              -----------    -----------   -----------    -----------    -----------    -----------
    Net (loss) income                         $(1,270,897)   $      --     $   935,731    $  (394,957)   $  (540,774)   $(1,270,897)
                                              ===========    ===========   ===========    ===========    ===========    ===========


(a)      To eliminate equity in net income of subsidiaries.
(b) Discontinued Operations reflects the operating accounts of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's 9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                         Majestic        Majestic
                                         Investor        Investor                    Discontinued
                                         Holdings,       Capital     Guarantor        Operation       Eliminating        Total
                                            LLC           Corp.    Subsidiaries          (a)            Entries       Consolidated
                                       -------------    --------   -------------    -------------    -------------    -------------
Net cash (used in) provided by
  operating activities:                $ (15,896,991)   $   --     $  28,137,563    $        --      $        --      $  12,240,572
                                       -------------    --------   -------------    -------------    -------------    -------------
Cash Flows From Investing
  Activities:
  Increase in restricted cash               (250,000)       --              --               --               --           (250,000)
  Distribution of cash to
    Barden Development, Inc.
    from spin-off of Barden
    Nevada Gaming, LLC                          --          --              --         (4,395,606)            --         (4,395,606)
  Acquisition of property and
    equipment                                   --          --        (6,258,192)            --               --         (6,258,192)
  Proceeds from sale of
    equipment                                   --          --            62,404             --               --             62,404
                                       -------------    --------   -------------    -------------    -------------    -------------
  Net cash used in investing
    activities                              (250,000)       --        (6,195,788)      (4,395,606)             --       (10,841,394)
                                       -------------    --------   -------------    -------------    -------------    -------------
Cash Flows From Financing
    Activities:
  Cash provided by parent for
    purchase of 11.653% notes            153,195,427        --              --               --               --        153,195,427
  Payment of premium on early
    extinguishment of debt               (12,192,930)       --              --               --               --        (12,192,930)
  Cash paid for purchase of
    11.653% notes                       (135,477,000)       --              --               --               --       (135,477,000)
  Payment of note from related
    party                                    700,000        --              --               --               --            700,000
  Cash received from (advanced
    to) related party                     13,600,000        --       (22,400,000)            --               --         (8,800,000)
  Distribution to Barden
    Development, Inc                      (3,679,913)       --              --               --               --         (3,679,913)
                                       -------------    --------   -------------    -------------    -------------    -------------
  Net cash provided by (used
    in) financing
    activities                            16,145,584        --       (22,400,000)            --               --         (6,254,416)
                                       -------------    --------   -------------    -------------    -------------    -------------
    Net decrease in cash and
      cash equivalents                        (1,407)       --          (458,225)      (4,395,606)            --         (4,855,238)
Cash and cash equivalents,
  beginning of period                      1,007,660        --        10,580,558        4,395,606             --         15,983,824
                                       -------------    --------   -------------    -------------    -------------    -------------
Cash and cash equivalents, end
   of period                           $   1,006,253    $   --     $  10,122,333    $        --      $        --      $  11,128,586
                                       =============    ========   =============    =============    =============    =============

(a) Discontinued Operations reflects the cash activities of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's
         9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                      Majestic       Majestic
                                      Investor       Investor                       Discontinued
                                      Holdings,       Capital        Guarantor       Operations       Eliminating          Total
                                         LLC           Corp.        Subsidiaries        (b)             Entries        Consolidated
                                    ------------    ------------    ------------    ------------    ----------------   ------------
Net cash (used in) provided by
  operating activities:             $(21,143,727)   $       --      $ 29,394,903    $  1,057,821    $      3,035,502(a)$ 12,344,499
                                    ------------    ------------    ------------    ------------    ----------------   ------------
Cash Flows From Investing
  Activities:
  Acquisition of property and
    equipment                               --              --        (3,725,786)     (1,481,670)               --       (5,207,456)
  Increase in restricted cash           (250,000)           --              --              --                  --         (250,000)
  Proceeds from seller for
    purchase price adjustment          3,800,000            --              --              --                  --        3,800,000
  Payment of acquisition
    related costs                       (986,158)           --              --              --                  --         (986,158)
  Proceeds from sale of
    equipment                               --              --            43,867             400                --           44,267
                                    ------------    ------------    ------------    ------------    ----------------   ------------
    Net cash provided by (used
      in) investing activities         2,563,842            --        (3,681,919)     (1,481,270)               --       (2,599,347)
                                    ------------    ------------    ------------    ------------    ----------------   ------------
Cash Flows From Financing
  Activities:
  Proceeds from line of credit         2,500,000                                                                          2,500,000
  Repayment of line of credit         (9,000,000)                                                                        (9,000,000)
  Payment of 11.653% senior
    secured notes issuance costs      (1,523,568)           --              --              --                  --       (1,523,568)
  Cash paid for purchase of
    11.653% senior secured notes        (759,038)           --              --              --                  --         (759,038)
  Cash paid to reduce
    long-term debt                          --                                          (139,331)                          (139,331)
  Cash received from (advanced
    to) affiliates and related
    parties                           30,415,994            --       (27,380,492)           --            (3,035,502)(a)
  Distributions to Barden
    Development, Inc                  (2,544,206)           --              --              --                  --       (2,544,206)
                                    ------------    ------------    ------------    ------------    ----------------   ------------
    Net cash provided by (used
      in) financing activities        19,089,182            --       (27,380,492)       (139,331)         (3,035,502)   (11,466,143)
                                    ------------    ------------    ------------    ------------    ----------------   ------------
Net increase (decrease) in
   cash and cash equivalents             509,297            --        (1,667,508)       (562,780)               --       (1,720,991)
Cash and cash equivalents,
  beginning of period                    498,363            --        12,248,066       4,958,386                --       17,704,815
                                    ------------    ------------    ------------    ------------    ----------------   ------------
Cash and cash equivalents, end
  of period                         $  1,007,660    $       --      $ 10,580,558    $  4,395,606    $           --     $ 15,983,824
                                    ============    ============    ============    ============    ================   ============


(a)      To eliminate intercompany receivables and payables.
(b) The Discontinued Operation reflects the cash activities of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's 9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 14 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001

                                   Majestic       Majestic
                                   Investor       Investor                     Discontinued
                                   Holdings,      Capital     Guarantor         Operation       Eliminating        Total
                                      LLC          Corp.     Subsidiaries          (a)            Entries       Consolidated
                                 -------------    --------   -------------    -------------    -------------    -------------
Net cash (used in) provided by
  operating activities:          $ (14,700,259)   $   --     $  12,347,820    $   4,986,910    $        --      $   2,634,471
                                 -------------    --------   -------------    -------------    -------------    -------------
Cash Flows From Investing
  Activities:
  Payments for Fitzgeralds,
    net of cash acquired          (143,758,152)                       --               --               --       (143,758,152)
  Acquisition of property and
    equipment                             --          --           (99,754)         (22,942)            --           (122,696)
                                 -------------    --------   -------------    -------------    -------------    -------------
    Net cash (used in)
      provided by investing
      activities                  (143,758,152)       --           (99,754)         (22,942)            --       (143,880,848)
                                 -------------    --------   -------------    -------------    -------------    -------------
Cash Flows From Financing
  Activities:
  Proceeds from issuance of
    11.653% senior secured
    notes                          145,000,400        --              --               --               --        145,000,400
  Payment of 11.653% senior
    secured notes issuance
    costs                           (6,815,090)       --              --               --               --         (6,815,090)
  Member's equity contribution       5,000,000        --              --               --               --          5,000,000
  Contribution from Majestic
    Investor                         8,803,191        --              --               --               --          8,803,191
  Cash received from (advances
    to) affiliates                   1,168,273        --              --               --               --          1,168,273
  Issuance of loan to Barden
    Development, Inc.                 (700,000)       --              --               --               --           (700,000)
  Proceeds from line of credit       6,500,000        --              --               --               --          6,500,000
  Cash paid to reduce
    long-term debt                        --          --              --             (5,582)            --             (5,582)
                                 -------------    --------   -------------    -------------    -------------    -------------
    Net cash provided by (used
      in) financing activities     158,956,774        --              --             (5,582)            --        158,951,192
                                 -------------    --------   -------------    -------------    -------------    -------------
Net increase (decrease) in
  cash and cash equivalents            498,363        --        12,248,066        4,958,386             --         17,704,815
Cash and cash equivalents,
  beginning of period                     --          --              --               --               --               --
                                 -------------    --------   -------------    -------------    -------------    -------------
Cash and cash equivalents, end
  of period                      $     498,363    $   --     $  12,248,066    $   4,958,386    $        --      $  17,704,815
                                 =============    ========   =============    =============    =============    =============

(a) The Discontinued Operation reflects the cash activities of Fitzgeralds Las Vegas, which is not a guarantor of The Majestic Star Casino, LLC's 9 1/2% senior secured notes and was spun-off to BDI on December 31, 2003.

                        MAJESTIC INVESTOR HOLDINGS, LLC
SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                  Balance at     Charged to       Charged to                         Balance at
                                                  beginning      costs and          Other                                end
Descriptions                                       of year        expenses         Accounts          Deductions        of year
-------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 2001                          --            15,463         232,579(a)             --           248,042

Year ended December 31, 2002                       248,042         203,811          28,534             241,321         239,066

Year ended December 31, 2003                       239,066          89,738          (5,493)            235,510(b)       87,801



(a) Related to acquisition of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., and 101 Main Street Limited Liability Company.

(b) Fitzgeralds Las Vegas' Allowance for Doubtful Account balances and transactions are included in the amounts listed above for the years ended December 31, 2002 and 2001, but are not included for the year ended December 31, 2003, since the spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. The Allowance for Doubtful Accounts 2003 beginning balance totaling $101,356 for Fitzgeralds Las Vegas, our discontinued operation, was adjusted off of the above schedule and is included in the $235,510 in the deductions column for the year 2003.

                         Report of Independent Auditors


Members
Buffington Harbor Riverboats, L.L.C.

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. as of December 31, 2003 and 2002, and the related statements of operations, members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                          /S/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 23, 2004

                      Buffington Harbor Riverboats, L.L.C.

                                 Balance Sheets

                                                                     December 31,
                                                                2003               2002
                                                           ------------         ----------
ASSETS
Current Assets:
 Cash                                                      $    82,639          $    50,505
 Trade Receivables                                              56,626               92,787
 Inventory                                                     186,768              181,292
 Prepaid expenses and other current assets                     241,824              116,951
 Due from members                                            4,527,999                 --
                                                           -----------          -----------
Total current assets                                         5,095,856              441,535

Property, plant, and equipment, net                         61,881,975           65,616,042

Other assets                                                   101,248              108,414
                                                           -----------          -----------
Total assets                                               $67,079,079          $66,165,991
                                                           ===========          ===========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
 Current portion of capital lease obligaitons              $    71,152          $      --
 Account payable                                             1,414,654              712,876
 Accrued expense                                               390,012              596,419
 Accrued property taxes                                      5,347,584              838,907
 Due to members                                                   --                351,167
                                                           -----------          -----------
Total current liabilities                                    7,223,402            2,499,369

Capital lease obligations, net of current portion              388,491                 --
Members' capital                                            59,467,186           63,666,622
                                                           -----------          -----------
Total liabilities and memebers capital                     $67,079,079          $66,165,991
                                                           ===========          ===========

See accompanying notes

                      Buffington Harbor Riverboats, L.L.C.

                            Statements of Operations

                                                     Years ended December 31
                                                  2003                       2002
                                             -----------------------------------------
Revenues:
  Food and beverage                          $    757,381                $  1,343,800
  Other -- related party                       17,677,246                  14,751,565
                                             ------------                ------------
Net revenues                                   18,434,627                  16,095,365

Costs and expenses:
  Food and beverage                             1,732,499                   2,646,737
  General and administrative                   16,495,832                  13,026,312
  Depreciation                                  4,788,031                   4,848,501
  Other                                           203,724                     368,375
                                             ------------                ------------
Total costs and expenses                       23,220,086                  20,889,925
                                             ------------                ------------
Loss from operations                           (4,785,459)                 (4,794,560)

Interest (expense) income, net                     (5,409)                    (54,303)
                                             ------------                ------------
Net loss                                     $ (4,790,868)               $ (4,848,863)
                                             ============                ============




See accompanying notes

                      Buffington Harbor Riverboats, L.L.C.

                         Statements of Members' Capital

                                                                          Member              Retained
                                                                       Contributions           Deficit                 Total
                                                                       ---------------------------------------------------------
Balance, December 31, 2001                                             $101,316,444          $(33,518,795)          $ 67,797,649

  Capital contributions made by Trump Trump Indiana, Inc.                   358,918                  --                  358,918
  Capital contributions made by The Majestic Star Casino, LLC               358,918                  --                  358,918
  Net loss                                                                     --              (4,848,863)            (4,848,863)
                                                                       ------------          ------------           ------------
Balance, December 31, 2002                                              102,034,280           (38,367,658)            63,666,622
  Capital contributions made by Trump Trump Indiana, Inc.                   295,716                  --                  295,716
  Capital contributions made by The Majestic Star Casino, LLC               295,716                  --                  295,716
  Net loss                                                                     --              (4,790,868)            (4,790,868)
                                                                       ------------          ------------           ------------
Balance, December 31, 2003                                             $102,625,712          $(43,158,526)          $ 59,467,186
                                                                       ============          ============           ============





See accompanying notes

                      Buffington Harbor Riverboats, L.L.C.

                            Statements of Cash Flows

                                                                       Year ended December 31,
                                                                       2003                 2002
                                                             --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(4,790,868)          $(4,848,863)
Adjustments to reconcile net loss to net cash flows
  provided by (used in) operating activities:
    Depreciation                                                    4,788,031             4,848,501
    Loss on disposal of fixed assets                                     --                  10,861
    Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables                        36,161               (66,773)
       (Increase) decrease in inventory                                (5,476)              129,056
       (Increase) decrease in prepaid expenses and other
         current assets                                              (124,873)               11,042
       Decrease in other assets                                         7,166                 3,064
       Increase in accounts payable                                   701,778               277,551
       (Decrease) increase in accrued expenses                      4,302,270              (316,779)
       Decrease in due to members                                  (4,879,166)             (207,302)
                                                                  -----------           -----------
Net cash flows provided by (used in) operating
   activities                                                          35,023              (159,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net                     (594,321)             (825,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions, net                                            591,432               717,836
                                                                  -----------           -----------
Net increases (decrease) in cash                                       32,134              (267,141)

Cash at beginning of year                                              50,505               317,646
                                                                  -----------           -----------
Cash at end of year                                               $    82,639           $    50,505
                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Equipment obtained through capital lease                          $   459,643           $      --
                                                                  ===========           ===========




See accompanying notes.

                      Buffington Harbor Riverboats, L.L.C.

                          Notes to Financial Statements


1.      ORGANIZATION AND OPERATIONS

        Trump Indiana, Inc. (Trump Indiana) and The Majestic Star Casino, LLC (Barden), the two holders of certificates of suitability for the Gary, Indiana riverboats casinos, formed Buffington Harbor Riverboats, L.L.C.
        (BHR) on September 27, 1995 and have entered into an agreement (the BHR Agreement) relating to the joint ownership, development, and operation of all common land-based and waterside operations in support of the Trump Indiana and Barden riverboat casinos. Under the BHR Agreement, BHR acquired property and constructed common roadways, utilities, and other infrastructure improvements on BHR's property.

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

        INVENTORY

        Inventory consists of food, souvenirs, clothing, and other miscellaneous items. Inventory is stated at cost on the first-in, first-out method.

        REVENUE RECOGNITION

        Under the terms of the BHR Agreement, all expenditures requiring a cash outlay by BHR are billed to Trump Indiana and Barden at cost. Accordingly, BHR records as expense the cost of providing such services and records as other revenues the amounts billed to Trump Indiana and Barden.

        Included in the land-based and waterside operations is the advertising of joint venture interests. BHR expenses advertising costs as incurred. Advertising costs were approximately $252,000 and $291,000 for the years ended December 31, 2003 and 2002, respectively.

                      Buffington Harbor Riverboats, L.L.C.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment is carried at cost. Property, plant, and equipment is depreciated on the straight-line method over the following useful lives:

             Land improvements                                    15 years
             Building                                             40 years
             Building improvements                             5- 10 years
             Harbor improvements                              10- 15 years
             Furniture, fixtures, and equipment                    5 years


        INCOME TAXES

        BHR makes no provision (benefit) for income taxes since taxable income
        (loss) is allocated to the members for inclusion in their respective income tax returns.

        LONG-LIVED ASSETS

        BHR accounts for long-lived assets under the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an assets may not be fully recoverable. BHR took a loss on impairment charge of $18,694 in 2002 to record the disposal of assets no longer operable and in use, in compliance with SFAS No. 144.

        RECLASSIFICATIONS

        Certain amounts in the prior-year financial statements have been reclassified to conform to the current-year presentation.


3.      PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment is comprised of the following:

                      Buffington Harbor Riverboats, L.L.C.

3.      PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

                                                       2003                 2002
                                                   ------------          ------------
Land and land improvements                         $ 34,500,080          $ 34,469,021
Building and building improvements                   41,205,469            40,475,757
Harbor improvements                                  19,564,697            19,628,473
Furniture, fixtures, and equipment                    8,625,177             8,439,418
Construction-in-progress                                 50,476                44,009
                                                   ------------          ------------
                                                    103,945,899           103,056,678
Less accumulated depreciation                        42,063,924            37,440,636
                                                   ------------          ------------
Total property, plant, and equipment, net          $ 61,881,975          $ 65,616,042
                                                   ============          ============


        Depreciation expense, which includes amortization of assets recorded under capital lease obligations, was $4,788,031 and $4,848,501 for the years ended December 31, 2003 and 2002, respectively.


4.      LEASES

        During the year ended December 31, 2003, BHR acquired equipment through a capital lease with a vendor. The lease had no stated interest rate so the Company has imputed interest rate at a rate of 8%. A summary of payments due under the capital lease obligation is as follows:



            2004                                 $ 102,519
            2005                                   111,839
            2006                                   111,839
            2007                                   111,839
            2008                                   111,839
            Thereafter                               9,319
                                                 ---------
                                                   559,194
            Amounts representing interest          (99,551)
                                                 ---------
                                                   459,643
            Current portion                        (71,152)
                                                 ---------
            Long-term portion                    $ 388,491
                                                 =========


5.   EMPLOYEE BENEFIT PLAN

     BHR sponsors a defined contribution benefit plan for substantially all employees who meet certain eligibility criteria. BHR matches employee contributions up to 50% of the first 5% of base compensation that a participant

                      Buffington Harbor Riverboats, L.L.C.

5.   EMPLOYEE BENEFIT PLAN (CONTINUED)

     contributes to the plan. Total contributions to the plan were $31,000 and $124,000 for the years ended December 31, 2003 and 2002, respectively.


6.   COMMITMENTS AND CONTINGENCIES

     INDIANA GAMING REGULATIONS

The ownership and operation of riverboat gaming operations in Indiana are subject to state regulation under the Riverboat Gaming Act (Act) and the administrative rules promulgated thereunder. The Indiana Gaming Commission (IGC) is empowered to administer, regulate, and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming- and nongaming-related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana regulations continue to be revised and adopted by the IGC. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana, and Barden.

     OTHER

BHR is currently undergoing a sales and use tax examination by the Indiana Department of Revenue for the tax years 1998 to 2001 and although the outcome of this examination is not complete, BHR believes there will be no material impact to its financial condition or results of operations.

During January 2004, BHR received a reassessment notice that increased the valuation of its property in Lake County, Indiana where BHR is located. The valuation assessments were a part of a county-wide reassessment, and these reassessments were effective as of March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used as unconstitutional.

The reassessments throughout the county have created significant turmoil for all property owners in Lake County, and there are various appeals occurring on the matter. Although the valuation was received by BHR, the tax rate has not been set by Lake County. Due to these matters, it is difficult for BHR to estimate the amount of the property tax to record in the 2003 financial statements related to this retroactive tax valuation reassessment. For financial statements purposes, BHR has calculated its property tax liability by multiplying the new valuation by the 2001 tax rate which is the most recent legislative rate in place. This resulted in a substantially larger amount of property tax as the estimated tax billings under this method were approximately $2,900,000 for each of the years ended December 31, 2003 and 2002, respectively, compared to approximately $925,000 for the year ended

                      Buffington Harbor Riverboats, L.L.C.

 6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


     OTHER (CONTINUED)

December 31, 2001. As a result of the above, BHR recorded a charge of approximately $4,000,000 to operations for the year ended December 31, 2003 related to the retroactive reassessment.

Management intends to appeal the assessment as management believes that the reassessments are excessive and not reflective of the value of the assets being assessed. If BHR were successful on the appeal, any credit received would be recognized in BHR's operating statement in the period in which the credit is realized.

The majority of BHR's employees are covered by a collective bargaining agreement. Such agreement expires on October 2004, and management believes the agreement will be renewed with no material impact to its financial condition or results of operations.

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

         Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The supplemental combining schedules on pages F-108 through F-115 are presented for purposes of additional analysis of the basic combined financial statements rather than to present the financial position, results of operations, and cash flows of the individual properties, and are not a required part of the basic combined financial statements. These schedules are the responsibility of the Properties' management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic combined financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic combined financial statements taken as a whole.


                                        /s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
April 8, 2002

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                             COMBINED BALANCE SHEETS



                                                                                           AT DECEMBER 31,    AT DECEMBER 6,
                                                                                                2000              2001
                                                                                         -----------------   ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................................. $     2,840,011    $      3,762,56
  Accounts receivable, net................................................................             --            225,495
  Prepaid expenses:
    Gaming taxes..........................................................................        265,381            817,590
    Other.................................................................................        366,312            780,238
                                                                                          ---------------    ---------------
        Total current assets..............................................................      3,471,704          5,585,889
                                                                                          ---------------    ---------------
OTHER ASSETS:
  Net assets held for sale................................................................    143,342,890                 --
  Restricted cash.........................................................................        500,000                 --
  Accounts receivable -- related parties...................................................         5,309         16,762,294
  Other assets............................................................................             --             25,000
                                                                                          ---------------    ---------------
        Total other assets................................................................    143,848,199         16,787,294
                                                                                          ---------------    ---------------
TOTAL.................................................................................... $   147,319,903    $    22,373,183
                                                                                          ===============    ===============
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE
  CURRENT LIABILITIES:
  Accounts payable....................................................................... $            --    $       166,073
  Due to Majestic.........................................................................             --          3,800,000
  Accrued and other:
    Payroll and related...................................................................        491,255            919,143
    Other.................................................................................             --            264,732
                                                                                          ---------------    ---------------
        Total current liabilities.........................................................        491,255          5,149,948
NOTES PAYABLE, related party..............................................................             --            228,825
                                                                                          ---------------    ---------------
        Total liabilities not subject to compromise.......................................        491,255          5,378,773
LIABILITIES SUBJECT TO COMPROMISE.........................................................    225,873,496         70,680,462
                                                                                          ---------------    ---------------
        Total liabilities.................................................................    226,364,751         76,059,235
                                                                                          ---------------    ---------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)
STOCKHOLDER'S DEFICIENCY
  Common stock -- Fitzgeralds Mississippi, Inc., $.01 par value;
    8,000,000 shares authorized; 8,000,000 shares issued and outstanding..................         80,000             80,000
  Common stock -- Fitzgeralds Las Vegas, Inc., $.01 par value;
    25,000 shares authorized; 10,000 shares issued and outstanding........................            100                100
  Additional paid-in-capital..............................................................      7,586,667          7,586,667
  Accumulated deficit.....................................................................    (86,711,615)       (61,352,819)
                                                                                          ---------------    ---------------
        Total stockholder's deficiency....................................................    (79,044,848)       (53,686,052)
                                                                                          ---------------    ---------------
TOTAL.................................................................................... $   147,319,903    $    22,373,183
                                                                                          ===============    ===============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                        COMBINED STATEMENTS OF OPERATIONS




                                                                            FOR THE YEARS ENDED DECEMBER 31,     FOR THE PERIOD FROM
                                                                         --------------------------------------   JANUARY 1, 2001 TO
                                                                                1999                2000          DECEMBER 6, 2001
                                                                         ------------------  ------------------  -------------------
OPERATING REVENUES:
  Casino................................................................   $   138,928,815     $   148,776,855     $   150,670,567
  Food and beverage.....................................................        18,729,064          19,586,213          18,365,243
  Rooms.................................................................        16,293,618          16,600,072          15,042,200
  Other.................................................................         3,285,207           3,530,032           3,545,338
                                                                           ---------------     ---------------     ---------------
         Total..........................................................       177,236,704         188,493,172         187,623,348
    Less promotional allowances.........................................        24,460,048          28,755,624          29,964,002
                                                                           ---------------     ---------------     ---------------
         Net............................................................       152,776,656         159,737,548         157,659,346
                                                                           ---------------     ---------------     ---------------
OPERATING COSTS AND EXPENSES:
  Casino................................................................        64,146,974          69,113,279          69,757,787
  Food and beverage.....................................................        11,793,071          11,508,965          10,625,017
  Rooms.................................................................        10,701,241          10,904,351           9,818,552
  Other.................................................................         1,877,030           1,717,182           1,657,265
  Selling, general and administrative...................................        40,808,792          39,370,958          37,852,210
  Depreciation and amortization.........................................        11,726,085          11,687,964                  --
  Write-down of assets..................................................                --                  --          13,005,582
  Reorganization items..................................................                --              38,967         (10,499,075)
                                                                           ---------------     ---------------     ---------------
         Total..........................................................       141,053,193         144,341,666         132,217,338
                                                                           ---------------     ---------------     ---------------
INCOME FROM OPERATIONS..................................................        11,723,463          15,395,882          25,442,008
OTHER INCOME (EXPENSE):
  Interest income.......................................................           129,654             167,446              38,407
  Interest expense......................................................          (210,314)            (71,382)            (39,959)
  Interest expense -- related party (contractual interest of $29,279,747
    for the year ended December 31, 2000 and $28,549,207 for 2001)......       (27,989,851)        (26,031,023)                 --
  Other, net............................................................            99,012               4,493             (81,660)
                                                                           ---------------     ---------------     ---------------
NET INCOME (LOSS).......................................................   $   (16,248,036)    $   (10,534,584)    $    25,358,796
                                                                           ===============     ===============     ===============


             See notes to historical combined financial statements.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

        FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND \
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                 COMBINED STATEMENTS OF STOCKHOLDERS DEFICIENCY




                                                                COMMON STOCK          ADDITIONAL                          TOTAL
                                                            ---------------------       PAID-IN     ACCUMULATED       STOCKHOLDER'S
                                                              SHARES       AMOUNT       CAPITAL       DEFICIT          DEFICIENCY
                                                            ----------   ---------  ------------ ---------------    --------------
BALANCE, JANUARY 1, 1999..................................   8,010,000   $  80,100  $  7,586,667 $   (59,928,995)   $  (52,262,228)
Net loss..................................................          --          --            --     (16,248,036)      (16,248,036)
                                                            ----------   ---------  ------------ ---------------    --------------
BALANCE, DECEMBER 31, 1999................................   8,010,000      80,100     7,586,667     (76,177,031)      (68,510,264)
Net loss..................................................          --          --            --     (10,534,584)      (10,534,584)
                                                            ----------   ---------  ------------ ---------------    --------------
BALANCE, DECEMBER 31, 2000................................   8,010,000      80,100     7,586,667     (86,711,615)      (79,044,848)
Net income................................................          --          --            --      25,358,796        25,358,796
                                                            ----------   ---------  ------------ ---------------    --------------
BALANCE, DECEMBER 6, 2001.................................   8,010,000   $  80,100  $  7,586,667 $   (61,352,819)   $  (53,686,052)
                                                            ==========   =========  ============ ===============    ==============


             See notes to historical combined financial statements.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                        COMBINED STATEMENTS OF CASH FLOWS



                                                                                        FOR THE YEARS
                                                                                     ENDED DECEMBER 31,            FOR THE PERIOD
                                                                             ----------------------------------    JANUARY 1, 2001
                                                                                   1999               2000       TO DECEMBER 6, 2001
                                                                             ----------------   ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................... $   (16,248,036)   $   (10,534,584)   $     25,358,796
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Depreciation and amortization.............................................      11,726,085         11,687,964                  --
     Write-down of assets...................................................              --                 --          13,005,582
     Gain on sale of assets to Majestic.....................................              --                 --         (11,121,811)
     Reorganization items incurred in connection with
       Chapter 11 and related legal proceedings.............................              --             38,967             622,736
     Other..................................................................         (58,032)            36,487             116,439
     Changes in working capital, net of assets sold
       and liabilities assumed:
     (Increase) decrease in accounts receivable, net........................         136,090           (233,359)            (42,071)
     (Increase) decrease in inventories.....................................        (135,666)            98,529              66,048
     (Increase) decrease in prepaid expenses................................        (401,108)          (492,966)            255,985
     (Increase) decrease in other assets....................................        (130,091)          (139,028)             27,115
     Increase (decrease) in accounts payable................................      (2,511,838)        (1,408,119)            240,806
     Increase in due to Majestic............................................              --                 --           3,800,000
     Increase (decrease) in accrued and other liabilities...................         450,505         (2,124,978)            624,469
     Increase (decrease) in amounts due to related parties, net.............      15,945,345         15,134,274         (40,404,341)
     Increase in liabilities subject to compromise..........................              --            106,677             149,835
                                                                             ---------------    ---------------    ----------------
     Net cash provided by (used in) operating
       activities before reorganization items...............................       8,773,254         12,169,864          (7,300,412)
Reorganization items:
  Interest received on cash accumulated because of the
     bankruptcy proceedings.................................................              --                 --             171,442
  Professional fees paid for services rendered in
     connection with the bankruptcy proceedings.............................              --                 --             (38,392)
  Other reorganization items incurred in connection
     with Chapter 11 and related legal proceedings..........................              --            (38,967)           (755,786)
                                                                             ---------------    ---------------     ---------------
     Net cash provided by (used in) operating activities....................       8,773,254         12,130,897          (7,923,148)
                                                                             ---------------    ---------------     ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets...............................................        77,726              8,463              28,250
   Acquisition of property and equipment......................................    (4,345,588)        (9,011,942)         (1,054,131)
                                                                              --------------    ---------------       --------------
      Net cash used in investing activities...................................    (4,267,862)        (9,003,479)         (1,025,881)
                                                                              --------------    ---------------       --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt................................................    (2,975,622)          (453,560)           (240,288)
                                                                              --------------    ---------------       --------------
   Net cash used in financing activities......................................    (2,975,622)          (453,560)           (240,288)
                                                                              --------------    ---------------       --------------



 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................     1,529,770          2,673,858          (9,189,317)
 CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD................................     8,748,255         10,278,025           2,840,011
 (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
   INCLUDED IN NET ASSETS HELD FOR SALE.......................................            --        (10,111,872)         10,111,872
                                                                              --------------    ---------------       --------------
 CASH AND CASH EQUIVALENTS END OF PERIOD.....................................$    10,278,025    $     2,840,011       $   3,762,566
                                                                             ===============    ===============       ==============


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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)



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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)






REORGANIZATION ITEMS

     For the period from January 1, 2001 through December 6, 2001 and for the year ended December 31, 2000, the Properties incurred the following expenses subsequent to the filing of the Bankruptcy Cases:


                                                                                               2000               2001
                                                                                          ---------------   ---------------
Reorganization items:
  Post-petition professional fees.........................................................$            --   $        38,392
  Pre-petition expenses recorded post-petition............................................         38,967                --
  U.S. trustee fees.......................................................................             --           120,000
  Other...................................................................................             --           635,786
  Gain on sale of assets to Majestic......................................................             --       (11,121,811)
  Interest earned on accumulated cash resulting from the
     bankruptcy proceedings...............................................................             --          (171,442)
                                                                                          ---------------   ---------------
                                                                                          $        38,967   $   (10,499,075)
                                                                                          ===============   ===============



LIABILITIES SUBJECT TO COMPROMISE

    At December 6, 2001 and December 31, 2000, liabilities subject to compromise consisted of the following:


                                                                                             2000                 2001
                                                                                          ---------------   ---------------
Liabilities subject to compromise:
  Due to related parties...............................................................   $  225,774,418    $    70,414,353
  Unsecured creditors..................................................................           99,078            266,109
                                                                                          --------------    ---------------
                                                                                          $  225,873,496    $    70,680,462
                                                                                          ==============    ===============



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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

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

     The retail value of the complimentaries and the cash-back incentives included in promotional allowances are as follows:

                                                                                          1999            2000             2001
                                                                                     --------------  --------------  --------------
     Hotel rooms...................................................................  $    4,509,181  $    4,863,935  $    4,527,788
     Food and beverage.............................................................       9,849,482      10,831,067      10,401,400
     Other.........................................................................         498,476         756,761         819,329
     Cash-back incentives..........................................................       9,602,909      12,303,861      14,215,485
                                                                                     --------------  --------------  --------------
                                                                                     $   24,460,048  $   28,755,624  $   29,964,002
                                                                                     ==============  ==============  ==============


     The estimated costs of providing the complimentary services are charged to the casino department and are as follows:

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                          1999            2000            2001
                                                                                     --------------  --------------  --------------
     Hotel rooms...................................................................  $    2,441,182  $    2,528,282  $    2,925,396
     Food and beverage.............................................................      10,141,593      10,935,259      10,638,710
     Other.........................................................................         280,998         524,426         572,390
                                                                                     --------------  --------------  --------------
                                                                                     $   12,863,773  $   13,987,967  $   14,136,496
                                                                                     ==============  ==============  ==============



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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


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

     See Note 2 and Note 6 for a summary of Liabilities Subject to Compromise and Net Assets Held for Sale.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2000 and December 6, 2001:

                                                                                                                      ESTIMATED
                                                                                          2000           2001       SERVICE LIFE
                                                                                    --------------    ----------    ------------
     Land used in casino operations.............................................    $   10,748,949    $      --     --

     Buildings and improvements.................................................        94,646,085           --     7--40 years
     Site improvements..........................................................        20,930,897           --     20 years
     Barge and improvements.....................................................        12,896,235           --     15 years
     Furniture, fixtures and equipment..........................................        55,288,988           --     3--12 years
                                                                                    --------------     ---------


         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)




                                                                                       194,511,154           --
     Less accumulated depreciation and amortization.............................       (70,612,350)          --
                                                                                    --------------     ---------
                                                                                       123,898,804           --
     Construction in progress...................................................           760,878           --
                                                                                    --------------     ---------
                                                                                       124,659,682           --
     Less net assets held for sale..............................................      (124,659,682)          --
                                                                                    --------------     ---------
     Total......................................................................    $           --    $      --
                                                                                    ==============     =========



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

     The components of the net assets held for sale as of December 31, 2000 are as follows:



                                                                    FITZGERALDS     FITZGERALDS     FITZGERALDS
                                                                     LAS VEGAS        TUNICA        BLACK HAWK        TOTAL
                                                                  -------------   -------------   -------------   -------------
     Assets:
       Cash and cash equivalents................................  $   3,082,396   $   5,274,598   $  1,754,878    $  10,111,872
       Accounts receivable, net of allowance for doubtful
          accounts of $210,586..................................        696,054         539,510         55,420        1,290,984
       Inventories..............................................        445,572         445,722        153,204        1,044,498
       Prepaid gaming taxes.....................................        566,788              --         48,052          614,840
       Other current assets.....................................      1,506,705         366,376        109,802        1,982,883
       Property and equipment, net..............................     37,162,537      62,708,013     24,789,132      124,659,682
       Goodwill, net of accumulated amortization of
          $1,173,579............................................             --              --     13,005,582       13,005,582
       Restricted cash..........................................        500,000              --             --          500,000
       Other non-current assets.................................        320,251         461,361        141,363          922,975
       Current portion of long term debt........................       (167,273)        (73,015)            --         (240,288)
       Accounts payable.........................................       (514,831)       (809,013)      (227,676)      (1,551,520)
     Accrued expenses:
       Payroll and related......................................     (1,336,852)     (2,349,516)      (667,094)      (4,353,462)
       Progressive jackpots.....................................       (269,561)       (322,665)      (387,602)        (979,828)
       Outstanding chips and tokens.............................       (104,175)        (91,247)       (39,152)        (234,574)
       Other....................................................       (788,550)     (1,095,992)    (1,152,148)      (3,036,690)
     Long-term debt.............................................       (394,064)             --             --         (394,064)
                                                                  --------------  --------------  ------------    -------------
                                                                  $   40,704,997  $   65,054,132  $ 37,583,761    $ 143,342,890
                                                                  ==============  ==============  ============    =============


         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


7.   LONG-TERM DEBT

     Long-term debt outstanding at December 31, 2000 and December 6, 2001 is as follows:



                                                                                            2000           2001
                                                                                        ------------   ------------
     Contracts payable secured by certain equipment due in maximum aggregate monthly
       installments of $32,842, with varying maturity dates through 2005..............  $    634,352   $         --
                                                                                        ------------   ------------
     Total debt.......................................................................       634,352             --
     Less net assets held for sale....................................................      (634,352)            --
                                                                                        ------------   ------------
     Long-term debt...................................................................  $         --   $         --
                                                                                        ============   ============



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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


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

     A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to combined income (loss) before taxes is as follows:

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                           1999           2000            2001
                                                                                     --------------  -------------  --------------
     Tax benefit at U.S. statutory rate............................................  $    5,524,332  $   3,687,104  $   (8,774,424)
     (Increase) decrease in valuation allowance....................................      (5,489,867)    (3,553,559)      8,738,172
     Other.........................................................................         (34,465)      (133,545)         36,252
                                                                                     -------------- --------------  --------------
     Total.........................................................................  $           -- $           --  $           --
                                                                                     ============== ==============  ==============

     The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     The tax items comprising the Properties' net deferred tax asset as of December 31, 2000 are as follows:



                                                                                        CURRENT      NONCURRENT          TOTAL
                                                                                     ------------  ---------------  --------------
     Deferred tax assets:
       Accrued and other liabilities...............................................  $    588,486  $            --  $      588,486
       Bad debt reserve............................................................        31,285               --          31,285
       FICA credits not utilized...................................................            --          400,836         400,836
       NOL carryforward............................................................            --       25,795,441      25,795,441
       Other.......................................................................            --           66,826          66,826
                                                                                     ------------  ---------------  --------------
                                                                                          619,771       26,263,103      26,882,874
                                                                                     ------------  ---------------  --------------
     Deferred tax liabilities:
       Difference between book and tax basis of property...........................            --       (4,548,554)     (4,548,554)
       Intangibles.................................................................            --         (710,827)       (710,827)
       Deferred state taxes........................................................            --       (5,552,056)     (5,552,056)
       Prepaid expenses............................................................      (681,523)              --        (681,523)
       Differences from flow through entity........................................            --          (98,482)        (98,482)
                                                                                     ------------  ---------------  --------------
                                                                                         (681,523)     (10,909,919)    (11,591,442)
                                                                                     ------------  ---------------  --------------
                                                                                          (61,752)      15,353,184      15,291,432
     Less: valuation allowance.....................................................        61,752      (15,353,184)    (15,291,432)
                                                                                     ------------  ---------------  --------------
     Net...........................................................................  $         --  $            -- $            --
                                                                                     ============  ===============  ==============



     The tax items comprising the Properties' net deferred tax asset as of December 6, 2001 are as follows:



                                                                                        CURRENT      NONCURRENT           TOTAL
                                                                                     ------------  ---------------  --------------
     Deferred tax assets:
       Accrued and other liabilities............................................     $    101,787  $           --   $      101,781
       FICA credits not utilized................................................               --         462,862          462,862
       NOL carryforward.........................................................               --       6,232,200        6,232,200
       Other....................................................................               --           1,743            1,743
                                                                                     ------------  ---------------  --------------
                                                                                          101,781       6,696,805        6,798,586
                                                                                     ------------  ---------------  --------------
     Deferred tax liabilities:
       Deferred state taxes.....................................................               --        (143,546)        (143,546)
       Prepaid expenses.........................................................         (245,326)             --         (245,326)
                                                                                     ------------  ---------------  --------------
                                                                                         (245,326)       (143,546)        (388,872)
                                                                                     ------------  ---------------  --------------
                                                                                         (143,545)      6,553,259        6,409,714


         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


     Less: valuation allowance..................................................          143,545      (6,553,259)      (6,409,714)
                                                                                     ------------  ---------------  --------------
     Net........................................................................     $         --  $           --   $           --
                                                                                     ============  ===============  ==============


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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


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

     A summary of the Properties' operations by business segment for 1999, 2000 and 2001 is presented below:



                                                                                                                       FOR THE
                                                                                                                   PERIOD JANUARY 1,
                                                                                        YEAR ENDED DECEMBER 31,      2001 THROUGH
                                                                                     ----------------------------     DECEMBER 6,
                                                                                          1999          2000             2001
                                                                                     -------------   ----------     ----------------
                                                                                     (IN THOUSANDS)
     Net operating revenues:
       Fitzgeralds Las Vegas.......................................................  $     50,910    $   52,139      $    49,435
       Fitzgeralds Tunica..........................................................        69,582        75,062           76,713
       Fitzgeralds Black Hawk......................................................        32,284        32,537           31,511
                                                                                     ------------    ----------      -----------
          Total....................................................................  $    152,776    $  159,738      $   157,659
                                                                                     ============    ==========      ===========
     Income (loss) from operations:
       Fitzgeralds Las Vegas.......................................................  $     (1,115)   $       (7)     $   (23,618)
       Fitzgeralds Tunica..........................................................         5,321         9,018           42,033
       Fitzgeralds Black Hawk(1)...................................................         7,517         6,385            7,027
                                                                                     ------------    ----------      -----------
          Total....................................................................  $     11,723    $   15,396      $    25,442
                                                                                     ============    ==========      ===========


         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)



     Reconciliation of total business segment operating income to combined net income (loss) before income tax and extraordinary item:
       Total segment operating income...........................................     $     11,723    $   15,396      $    25,442
       Interest income..........................................................              130           167               38
       Interest expense.........................................................             (210)          (71)             (40)
       Interest expense -- related party........................................          (27,990)      (26,031)              --
       Other, net...............................................................               99             4              (81)
                                                                                     ------------    ----------      -----------
          Net income (loss) before income tax...................................     $    (16,248)   $  (10,535)     $    25,359
                                                                                     ============    ==========      ===========
     EBITDA(2):
       Fitzgeralds Las Vegas(3).................................................     $      2,594    $    3,692      $   (23,618)
       Fitzgeralds Tunica.......................................................           11,553        15,253           42,198
       Fitzgeralds Black Hawk...................................................            9,303         8,138            7,027
                                                                                     ------------    ----------      -----------
          Total.................................................................     $     23,450    $   27,083      $    25,607
                                                                                     ============    ==========      ===========




                                                                                                                       FOR THE
                                                                                                                   PERIOD JANUARY 1,
                                                                                        YEAR ENDED DECEMBER 31,      2001 THROUGH
                                                                                     ----------------------------     DECEMBER 6,
                                                                                          1999          2000             2001
                                                                                     -------------   ----------     ----------------
                                                                                     (IN THOUSANDS)
     Segment depreciation and amortization:
       Fitzgeralds Las Vegas....................................................     $      3,709    $    3,698      $        --
       Fitzgeralds Tunica.......................................................            6,231         6,235               --
       Fitzgeralds Black Hawk...................................................            1,786         1,755               --
                                                                                     ------------    ----------      -----------
          Total.................................................................     $     11,726    $   11,688      $        --
                                                                                     ============    ==========      ===========
     Expenditures for additions to long-lived assets:
       Fitzgeralds Las Vegas....................................................     $      1,635    $    1,619      $       249
       Fitzgeralds Tunica.......................................................            2,393         6,199              627
       Fitzgeralds Black Hawk...................................................              687         1,518              178
                                                                                     ------------    ----------      -----------
          Total.................................................................     $      4,715    $    9,336      $     1,054
                                                                                     ============    ==========      ===========


                                                                                                       AS OF            AS OF
                                                                                                    DECEMBER 31,      DECEMBER 6,
                                                                                                       2000              2001
                                                                                                   ------------       -----------
                                                                                                  (IN THOUSANDS)
    Segment assets:
       Fitzgeralds Las Vegas....................................................                   $     42,657       $    1,789
       Fitzgeralds Tunica.......................................................                         65,943           15,547
       Fitzgeralds Black Hawk...................................................                         38,728            5,024
                                                                                                   ------------       ----------
          Total.................................................................                        147,328           22,360
       Less: inter-company......................................................                             (8)              13
                                                                                                   ------------       ----------
          Total.................................................................                   $    147,320       $   22,373
                                                                                                   ============       ==========


------------

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

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)



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


                                                                               101 MAIN STREET
                                            FITZGERALDS        FITZGERALDS        LIMITED      ELIMINATING
                                          LAS VEGAS, INC     MISSISSIPPI, INC.   LIABILITY CO.   ENTRIES    COMBINED TOTAL
                                          --------------    ------------------  -------------  -----------  --------------
OPERATING REVENUES:
  Casino ............................     $  38,129,610      $  65,676,465      $  35,122,740      $--       $ 138,928,815
  Food and beverage .................         8,502,928          7,936,527          2,289,609       --          18,729,064
  Rooms .............................         8,465,897          7,827,721               --         --          16,293,618
  Other .............................         1,808,135          1,195,908            281,164       --           3,285,207
                                          -------------      -------------      -------------      -----     -------------
         Total ......................        56,906,570         82,636,621         37,693,513       --         177,236,704
  Less promotional allowances .......         5,996,339         13,054,629          5,409,080       --          24,460,048
                                          -------------      -------------      -------------      -----     -------------
         Net ........................        50,910,231         69,581,992         32,284,433       --         152,776,656
                                          -------------      -------------      -------------      -----     -------------
OPERATING COSTS AND EXPENSES:
  Casino ............................        19,583,057         31,027,932         13,535,985       --          64,146,974
  Food and beverage .................         7,695,608          2,929,046          1,168,417       --          11,793,071
  Rooms .............................         6,101,345          4,599,896               --         --          10,701,241
  Other .............................           906,070            386,663            584,297       --           1,877,030
  Selling, general and administrative        14,029,853         19,085,794          7,693,145       --          40,808,792
  Depreciation and amortization .....         3,709,225          6,231,109          1,785,751       --          11,726,085
                                          -------------      -------------      -------------      -----     -------------
         Total ......................        52,025,158         64,260,440         24,767,595       --         141,053,193
                                          -------------      -------------      -------------      -----     -------------
INCOME (LOSS) FROM OPERATIONS .......        (1,114,927)         5,321,552          7,516,838       --          11,723,463
OTHER INCOME (EXPENSE):
  Interest income ...................            43,422             67,221             19,011       --             129,654
  Interest expense ..................          (120,596)           (65,291)           (24,427)      --            (210,314)
  Interest expense-- related party ..        (7,951,662)       (12,722,660)        (7,315,529)      --         (27,989,851)
  Other, net ........................           100,606               --               (1,594)      --              99,012
                                          -------------      -------------      -------------      -----     -------------
INCOME (LOSS) BEFORE INCOME TAXES ...        (9,043,157)        (7,399,178)           194,299       --         (16,248,036)
INCOME TAX (PROVISION) BENEFIT ......              --                 --                 --         --                --
                                          -------------      -------------      -------------      -----     -------------
NET INCOME (LOSS) ...................     $  (9,043,157)     $  (7,399,178)     $     194,299      $--       $ (16,248,036)
                                          =============      =============      =============      =====     =============


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



                                                                                      101 MAIN STREET
                                                    FITZGERALDS       FITZGERALDS         LIMITED      ELIMINATING
                                                   LAS VEGAS, INC   MISSISSIPPI, INC.  LIABILITY CO.   ENTRIES     COMBINED TOTAL
                                                   --------------    ---------------   -------------   ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .............................  $ (9,043,157)     $ (7,399,178)     $    194,299      $--       $(16,248,036)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
    Depreciation and amortization .................     3,709,225         6,231,109         1,785,751       --         11,726,085
    Other .........................................       (59,626)             --               1,594       --            (58,032)
    (Increase) decrease in accounts
      receivable, net .............................       100,735           113,972           (78,617)      --            136,090
    Increase in inventories .......................       (80,012)          (23,278)          (32,376)      --           (135,666)
    (Increase) decrease in prepaid expenses .......      (380,727)          (54,012)           33,631       --           (401,108)
    (Increase) decrease in other assets ...........        41,423          (190,879)           19,365       --           (130,091)
    Increase (decrease) in accounts payable .......    (1,096,585)       (1,453,520)           38,267       --         (2,511,838)
    Increase (decrease) in accrued and other
      liabilities .................................      (355,418)        1,031,932          (226,009)      --            450,505
    Increase (decrease) in amounts due to
      related parties, net ........................    10,196,712         5,808,510           (59,877)      --         15,945,345
                                                     ------------      ------------      ------------      -----     ------------
          Net cash provided by operating
           activities .............................     3,032,570         4,064,656         1,676,028       --          8,773,254
                                                     ------------      ------------      ------------      -----     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets ....................        59,626              --              18,100       --             77,726
  Acquisition of property and equipment ...........    (1,568,093)       (2,090,648)         (686,847)      --         (4,345,588)
                                                     ------------      ------------      ------------      -----     ------------
         Net cash used in investing activities.....    (1,508,467)       (2,090,648)         (668,747)      --         (4,267,862)
                                                     ------------      ------------      ------------      -----     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .....................    (1,511,339)         (891,606)         (572,677)      --         (2,975,622)
                                                     ------------      ------------      ------------      -----     ------------
         Net cash used in financing activities         (1,511,339)         (891,606)         (572,677)      --         (2,975,622)
                                                     ------------      ------------      ------------      -----     ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS .....................................        12,764         1,082,402           434,604       --          1,529,770
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR .........................................     3,113,838         4,104,073         1,530,344       --          8,748,255
                                                     ------------      ------------      ------------      -----     ------------
CASH AND CASH EQUIVALENTS, END OF
  YEAR ............................................  $  3,126,602      $  5,186,475      $  1,964,948      $--       $ 10,278,025
                                                     ============      ============      ============      =====     ============


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


                                                                                 101 MAIN STREET
                                               FITZGERALDS      FITZGERALDS         LIMITED         ELIMINATING
                                             LAS VEGAS, INC.  MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES       COMBINED TOTAL
                                              -------------    ----------------   -------------    -------------    ---------------
                                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................  $   1,068,324    $     684,394    $   1,087,293    $        --        $   2,840,011
  Prepaid expenses: ........................           --
    Gaming taxes ...........................        237,196           28,185             --               --              265,381
    Other ..................................        133,269          176,266           56,777             --              366,312
                                              -------------    -------------    -------------    -------------      -------------
         Total current assets ..............      1,438,789          888,845        1,144,070             --            3,471,704
                                              -------------    -------------    -------------    -------------      -------------
OTHER ASSETS:
  Net assets held for sale .................     40,704,997       65,054,132       37,583,761             --          143,342,890
  Restricted cash ..........................        500,000             --               --               --              500,000
    Long-term accounts receivable -- related
    parties ................................         13,033             --               --             (7,724)(a)          5,309
                                              -------------    -------------    -------------    -------------      -------------
         Total other assets ................     41,218,030       65,054,132       37,583,761           (7,724)       143,848,199
                                              -------------    -------------    -------------    -------------      -------------
TOTAL ......................................  $  42,656,819    $  65,942,977    $  38,727,831    $      (7,724)     $ 147,319,903
                                              =============    =============    =============    =============      =============
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Payroll and related ......................  $     118,409    $     305,652    $      67,194    $        --        $     491,255
                                              -------------    -------------    -------------    -------------      -------------
           Total liabilities not subject to
           compromise ......................        118,409          305,652           67,194             --              491,255
LIABILITIES SUBJECT TO COMPROMISE ..........     88,396,939       96,492,176       40,992,105           (7,724)(b)    225,873,496
                                              -------------    -------------    -------------    -------------      -------------
         Total liabilities .................     88,515,348       96,797,828       41,059,299           (7,724)       226,364,751
                                              -------------    -------------    -------------    -------------      -------------
STOCKHOLDER'S DEFICIENCY ...................    (45,858,529)     (30,854,851)      (2,331,468)            --          (79,044,848)
                                              -------------    -------------    -------------    -------------      -------------
TOTAL ......................................  $  42,656,819    $  65,942,977    $  38,727,831    $      (7,724)     $ 147,319,903
                                              =============    =============    =============    =============      =============
------------

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


                                                                          101 MAIN STREET
                                         FITZGERALDS     FITZGERALDS          LIMITED      ELIMINATING
                                       LAS VEGAS, INC.  MISSISSIPPI, INC.  LIABILITY CO.    ENTRIES     COMBINED TOTAL
                                       --------------   ----------------   -------------   -----------  --------------
OPERATING REVENUES:
  Casino ............................   $  38,476,427    $  73,506,899    $  36,793,529     $--         $ 148,776,855
  Food and beverage .................       8,541,003        8,658,645        2,386,565      --            19,586,213
  Rooms .............................       8,452,168        8,147,904             --        --            16,600,072
  Other .............................       2,246,343          977,444          306,245      --             3,530,032
                                        -------------    -------------    -------------    -----        -------------
          Total .....................      57,715,941       91,290,892       39,486,339      --           188,493,172
     Less promotional allowances ....       5,576,597       16,229,247        6,949,780      --            28,755,624
                                        -------------    -------------    -------------    -----        -------------
          Net .......................      52,139,344       75,061,645       32,536,559      --           159,737,548
                                        -------------    -------------    -------------    -----        -------------
OPERATING COSTS AND EXPENSES:
  Casino ............................      19,945,222       34,163,968       15,004,089      --            69,113,279
  Food and beverage .................       7,487,388        3,241,141          780,436      --            11,508,965
  Rooms .............................       6,672,465        4,231,886             --        --            10,904,351
  Other .............................         756,129          377,204          583,849      --             1,717,182
  Selling, general and administrative      13,586,618       17,757,582        8,026,758      --            39,370,958
  Depreciation and amortization .....       3,698,468        6,234,911        1,754,585      --            11,687,964
  Reorganization items ..............            --             37,015            1,952      --                38,967
                                        -------------    -------------    -------------    -----        -------------
          Total .....................      52,146,290       66,043,707       26,151,669      --           144,341,666
                                        -------------    -------------    -------------    -----        -------------
INCOME (LOSS) FROM OPERATIONS .......          (6,946)       9,017,938        6,384,890      --            15,395,882
OTHER INCOME (EXPENSE):
  Interest income ...................          49,433           88,699           29,314      --               167,446
  Interest expense ..................         (52,923)         (16,561)          (1,898)     --               (71,382)
  Interest expense-- related party ..      (7,386,790)     (11,848,387)      (6,795,846)     --           (26,031,023)
  Other, net ........................          48,943          (44,450)            --        --                 4,493
                                        -------------    -------------    -------------    -----        -------------
NET LOSS ............................   $  (7,348,283)   $  (2,802,761)   $    (383,540)   $--          $ (10,534,584)
                                        =============    =============    =============    =====        =============


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

                                                                                       101 MAIN STREET
                                                    FITZGERALDS      FITZGERALDS          LIMITED        ELIMINATING
                                                  LAS VEGAS, INC.   MISSISSIPPI, INC.   LIABILITY CO.     ENTRIES     COMBINED TOTAL
                                                  ---------------   -----------------  ---------------  -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................    $ (7,348,283)    $ (2,802,761)    $   (383,540)      $--         $(10,534,584)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization ...............       3,698,468        6,234,911        1,754,585        --           11,687,964
    Reorganization items incurred in connection
      with Chapter 11 and related legal
      proceedings ...............................            --             37,015            1,952        --               38,967
    Other .......................................          (7,963)          44,450             --          --               36,487
    (Increase) decrease in accounts receivable,
      net .......................................        (295,349)         (13,680)          75,670        --             (233,359)
    (Increase) decrease in inventories ..........         146,770          (57,423)           9,182        --               98,529
    (Increase) decrease in prepaid expenses .....        (365,739)           6,734         (133,961)       --             (492,966)
    (Increase) decrease in other assets .........          17,285          (14,950)        (141,363)       --             (139,028)
    Decrease in accounts payable ................        (746,909)        (429,695)        (231,515)       --           (1,408,119)
    Decrease in accrued and other liabilities ...        (232,349)      (1,864,197)         (28,432)       --           (2,124,978)
    Increase in amounts due to related parties,
      net ........................................      7,599,558        6,067,908        1,466,808        --           15,134,274
    Increase in liabilities subject to compromise          33,677           65,267            7,733        --              106,677
                                                     ------------     ------------     ------------       ---         ------------
    Net cash provided by operating activities
     before reorganization items ................       2,499,166        7,273,579        2,397,119        --           12,169,864
    Reorganization items incurred in connection
     with Chapter 11 and related legal proceedings ..          --          (37,015)          (1,952)       --              (38,967)
                                                     ------------     ------------     ------------       ---         ------------
       Net cash provided by operating activities..      2,499,166        7,236,564        2,395,167        --           12,130,897
                                                     ------------     ------------     ------------       ---         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets ..................           7,963             --                500        --                8,463
  Acquisition of property and equipment .........      (1,250,139)      (6,243,359)      (1,518,444)       --           (9,011,942)
                                                     ------------     ------------     ------------       ---         ------------
         Net cash used in investing activities ..      (1,242,176)      (6,243,359)      (1,517,944)       --           (9,003,479)
                                                     ------------     ------------     ------------       ---         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ...................        (232,872)        (220,688)            --          --             (453,560)
                                                     ------------     ------------     ------------       ---         ------------
         Net cash used in financing activities ..        (232,872)        (220,688)            --          --             (453,560)
                                                     ------------     ------------     ------------       ---         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......       1,024,118          772,517          877,223        --            2,673,858
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR .............................       3,126,602        5,186,475        1,964,948        --           10,278,025
INCREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE ..........      (3,082,396)      (5,274,598)      (1,754,878)       --          (10,111,872)
                                                     ------------     ------------     ------------       ---         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ..........    $  1,068,324     $    684,394     $  1,087,293       $--         $  2,840,011
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



                                                                                       101 MAIN STREET
                                                    FITZGERALDS        FITZGERALDS         LIMITED       ELIMINATING
                                                  LAS VEGAS, INC.   MISSISSIPPI, INC.   LIABILITY CO.      ENTRIES   COMBINED TOTAL
                                                  ---------------   -----------------  ---------------   ----------- --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................   $    726,021     $  2,388,390      $    648,155    $       --      $  3,762,566
  Accounts receivable, net ......................          3,963          192,532            29,000            --           225,495
  Prepaid expenses:
    Gaming taxes ................................        783,392           32,360             1,838            --           817,590
    Other .......................................        275,749          309,651           194,838            --           780,238
                                                    ------------     ------------      ------------    ------------    ------------
      Total current assets ......................      1,789,125        2,922,933           873,831            --         5,585,889
                                                    ------------     ------------      ------------    ------------    ------------
OTHER ASSETS:
  Accounts receivable-- related parties .........           --         12,599,516         4,149,702          13,076(a)   16,762,294
  Other assets ..................................           --             25,000              --                            25,000
                                                    ------------     ------------      ------------    ------------    ------------
      Total other assets ........................           --         12,624,516         4,149,702          13,076      16,787,294
                                                    ------------     ------------      ------------    ------------    ------------
TOTAL ...........................................   $  1,789,125     $ 15,547,449      $  5,023,533    $     13,076    $ 22,373,183
                                                    ============     ============      ============    ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Accounts payable ..............................   $    166,073     $       --        $       --      $       --      $    166,073
  Due to Majestic ...............................      2,405,289        1,716,150          (321,439)           --         3,800,000
  Accrued and other:
    Payroll and related .........................        204,835          486,628           227,680            --           919,143
    Other .......................................         76,034           98,912            89,786            --           264,732
                                                    ------------     ------------      ------------    ------------    ------------
      Total current liabilities .................      2,852,231        2,301,690            (3,973)           --         5,149,948
                                                    ------------     ------------      ------------    ------------    ------------
NOTE PAYABLE-- RELATED PARTY ....................        215,749             --                --            13,076(a)      228,825
                                                    ------------     ------------      ------------    ------------    ------------
      Total liabilities not subject to compromise      3,067,980        2,301,690            (3,973)         13,076       5,378,773
LIABILITIES SUBJECT TO COMPROMISE ...............     68,245,167        2,071,002           364,293            --        70,680,462
                                                    ------------     ------------      ------------    ------------    ------------
      Total liabilities .........................     71,313,147        4,372,692           360,320          13,076      76,059,235
                                                    ------------     ------------      ------------    ------------    ------------
STOCKHOLDER'S DEFICIENCY ........................    (69,524,022)      11,174,757         4,663,213            --       (53,686,052)
                                                    ------------     ------------      ------------    ------------    ------------
TOTAL ...........................................   $  1,789,125     $ 15,547,449      $  5,023,533    $     13,076    $ 22,373,183
                                                    ============     ============      ============    ============    ============

------------

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



                                                                                            101 MAIN STREET
                                          FITZGERALDS        FITZGERALDS         LIMITED       ELIMINATING    COMBINED
                                         LAS VEGAS, INC.   MISSISSIPPI, INC.  LIABILITY CO.      ENTRIES        TOTAL
                                         ---------------   -----------------  ------------- ---------------  -------------
OPERATING REVENUES:
  Casino ............................     $  37,401,549      $  77,462,357      $  35,806,661       --       $ 150,670,567
  Food and beverage .................         7,619,373          8,480,323          2,265,547       --          18,365,243
  Rooms .............................         7,421,444          7,620,756               --         --          15,042,200
  Other .............................         2,150,660          1,114,620            280,058       --           3,545,338
                                          -------------      -------------      -------------      -----     -------------
      Total .........................        54,593,026         94,678,056         38,352,266       --         187,623,348
Less promotional allowances .........         5,157,564         17,965,548          6,840,890       --          29,964,002
                                          -------------      -------------      -------------      -----     -------------
      Net ...........................        49,435,462         76,712,508         31,511,376       --         157,659,346
                                          -------------      -------------      -------------      -----     -------------
OPERATING COSTS AND EXPENSES:
  Casino ............................        19,802,333         35,536,411         14,419,043       --          69,757,787
  Food and beverage .................         6,692,684          3,041,117            891,216       --          10,625,017
  Rooms .............................         6,357,318          3,461,234               --         --           9,818,552
  Other .............................           582,166            440,179            634,920       --           1,657,265
  Selling, general and administrative..      13,792,262         16,194,550          7,865,398       --          37,852,210
  Depreciation and amortization .....              --                 --                 --         --                --
  Reorganization items ..............        25,826,705        (23,994,013)       (12,331,767)      --         (10,499,075)
  Write-down of assets ..............              --                 --           13,005,582                   13,005,582
                                          -------------      -------------      -------------      -----     -------------
      Total .........................        73,053,468         34,679,478         24,484,392       --         132,217,338
                                          -------------      -------------      -------------      -----     -------------
INCOME (LOSS) FROM OPERATIONS .......       (23,618,006)        42,033,030          7,026,984       --          25,442,008
OTHER INCOME (EXPENSE)
  Interest income ...................            38,407               --                 --         --              38,407
  Interest expense ..................           (34,637)            (5,322)              --         --             (39,959)
  Other, net ........................           (51,258)             1,900            (32,302)      --             (81,660)
                                          -------------      -------------      -------------      -----     -------------
NET INCOME (LOSS) ...................     $ (23,665,494) $      42,029,608      $   6,994,682      $--       $  25,358,796
                                          =============      =============      =============      =====     =============


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



                                                                                           101 MAIN STREET
                                                         FITZGERALDS       FITZGERALDS         LIMITED      ELIMINATING   COMBINED
                                                       LAS VEGAS, INC.   MISSISSIPPI, INC.  LIABILITY CO.     ENTRIES      TOTAL
                                                       ---------------   ----------------   ------------    -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................     $ (23,665,494)   $   42,029,608       $  6,994,682      $--     $ 25,358,796
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
Write-down of assets ..............................             --                --           13,005,582       --       13,005,582
(Gain) loss on sale of assets to Majestic .........       25,290,831       (24,079,205)       (12,333,437)      --      (11,121,811)
Reorganization items incurred in connection
  with Chapter 11 and related legal
  proceedings .....................................          535,874            85,192              1,670       --          622,736
Other .............................................           89,632            (1,900)            28,707       --          116,439
(Increase) decrease in accounts receivable,
  net .............................................           36,093           (24,085)           (54,079)      --          (42,071)
Decrease in amounts due to related parties,
  net .............................................       (8,418,141)      (22,898,876)        (9,087,324)      --      (40,404,341)
(Increase) decrease in inventories ................           66,699            28,960            (29,611)      --           66,048
(Increase) decrease in prepaid expenses ...........          424,323           (65,417)          (102,921)      --          255,985
(Increase) decrease in other assets ...............           34,204            (7,089)              --         --           27,115
Increase (decrease) in accounts payable ...........          799,009          (451,016)          (107,187)      --          240,806
Increase (decrease) in due to Majestic ............        2,405,290         1,716,150           (321,440)      --        3,800,000
Increase (decrease) in liabilities subject to
  compromise ......................................           16,298           125,805              7,732       --          149,835
Increase (decrease) in accrued and other
  liabilities .....................................          (87,589)          756,736            (44,678)      --          624,469
                                                        ------------      ------------       ------------      ---     ------------
Net cash used in operating activities before
  reorganizational items ..........................       (2,472,971)       (2,785,137)        (2,042,304)      --       (7,300,412)
Reorganization items:
Interest received on cash accumulated because
  of the bankruptcy proceedings ...................             --             119,848             51,594       --          171,442
Professional fees paid for services rendered
  in connection with the bankruptcy
  proceedings .....................................          (25,128)             --              (13,264)      --          (38,392)
Other reorganization items incurred in
  connection with Chapter 11 and related
  legal proceedings ...............................         (510,746)         (205,040)           (40,000)      --         (755,786)
                                                        ------------      ------------       ------------      ---     ------------
Net cash used in operating activities .............       (3,008,845)       (2,870,329)        (2,043,974)      --       (7,923,148)
                                                        ------------      ------------       ------------      ---     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets .....................             --                --               28,250       --           28,250
Acquisition of property and equipment .............         (248,581)         (627,258)          (178,292)      --       (1,054,131)
                                                        ------------      ------------       ------------      ---     ------------
Net cash used in investing activities .............         (248,581)         (627,258)          (150,042)      --       (1,025,881)
                                                        ------------      ------------       ------------      ---     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt .......................         (167,273)          (73,015)              --         --         (240,288)
                                                        ------------      ------------       ------------      ---     ------------
Net cash used in financing activities .............         (167,273)          (73,015)              --         --         (240,288)
                                                        ------------      ------------       ------------      ---     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........       (3,424,699)       (3,570,602)        (2,194,016)      --       (9,189,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ..........................................        1,068,324           684,394          1,087,293       --        2,840,011
INCREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE ............        3,082,396         5,274,598          1,754,878       --       10,111,872
                                                        ------------      ------------       ------------      ---     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........   $       726,021      $  2,388,390       $    648,155      $--     $  3,762,566
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

                   COMBINED VALUATION AND QUALIFYING ACCOUNTS

                                                                                          ADDITIONS
                                                                             BALANCE AT   CHARGED TO
                                                                            BEGINNING OF   COSTS AND                 BALANCE AT
DESCRIPTION                                                                    PERIOD      EXPENSES   DEDUCTIONS(1) END OF PERIOD
                                                                           ------------ ----------- -------------- -------------
Allowance for doubtful accounts receivable
Period from January 1, 2001 to December 6, 2001............................  $   210,586 $   209,983 $   (223,670) $   196,899
Year ended December 31, 2000...............................................      356,397      98,242     (244,053)     210,586
Year ended December 31, 1999...............................................      291,925     414,716     (350,244)     356,397
------------

(1)  Write-offs of uncollectible accounts receivable, net of recoveries