Form 10-Q
period 2004-03-31
MAJESTIC STAR CASINO LLC
filed 2004-05-14
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                               301 FREMONT STREET
                            LAS VEGAS, NEVADA 89101
                                (702) 388 - 2224
         (Address of principal executive offices and telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes     X       No
     -------       -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes             No    X
     -------       -------

As of March 31, 2004, shares outstanding of each of the registrant's classes of common stock:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

PART I            FINANCIAL INFORMATION                                                PAGE NO.
                                                                                       --------
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
                  and December 31, 2003 ...............................................   1

                  Consolidated Statements of Operations for the three months
                  ended March 31, 2004 and 2003 (Unaudited) ...........................   2

                  Consolidated Statements of Changes in Member's Deficit for the three months ended March 31, 2004 (Unaudited) and the year ended
                  December 31, 2003 ...................................................   3

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2004 and 2003 (Unaudited) .................................   4

                  Notes to Consolidated Financial Statements ..........................   5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................  27

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........  40

         Item 4.  Controls and Procedures .............................................  41

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings ...................................................  42

         Item 6.  Exhibits and Reports on Form 8-K ....................................  43

         SIGNATURES ...................................................................  S-1

                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 1

                        CONSOLIDATED FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,          December 31,
                                                                                         2004                 2003
                                                                                     --------------      --------------
                                                                                      (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                        $   20,517,861      $   22,058,016
    Restricted cash                                                                       1,400,000           1,400,000
    Accounts receivable, less allowance for doubtful accounts of $321,003 and
      $258,546 as of March 31, 2004 and December 31, 2003, respectively                   2,517,248           2,212,546
    Inventories                                                                             700,523             707,685
    Prepaid expenses                                                                      2,974,712           2,126,583
    Receivable from affiliate                                                               301,300             210,135
    Note receivable due from related party                                                   66,000             133,000
    Other                                                                                    35,970                  --
                                                                                     --------------      --------------
      Total current assets                                                               28,513,614          28,847,965
                                                                                     --------------      --------------

Property, equipment and improvements, net                                               163,880,893         142,167,931
Intangible assets, net                                                                    8,917,996           9,249,247
Goodwill                                                                                  5,922,398           5,922,398

Other assets:
    Deferred financing costs, net of accumulated amortization
      of $841,895 and $552,079 as of March 31, 2004 and
      December 31, 2003, respectively                                                     6,109,478           6,289,187
    Investment in Buffington Harbor Riverboats, LLC                                      29,174,857          29,733,594
    Other assets                                                                          9,253,857          11,004,456
                                                                                     --------------      --------------
      Total other assets                                                                 44,538,192          47,027,237
                                                                                     --------------      --------------

Total Assets                                                                         $  251,773,093      $  233,214,778
                                                                                     ==============      ==============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Accounts payable                                                                 $    3,291,920      $    6,387,955
    Payable to related party                                                                     --                 247
    Accrued liabilities:
      Payroll and related                                                                 6,049,250           6,487,107
      Interest                                                                           12,850,555           6,023,703
      Progressive jackpots                                                                2,847,760           2,673,662
      Slot club liabilities                                                                 588,320             498,070
      Other accrued liabilities                                                          14,126,429          11,595,665
                                                                                     --------------      --------------
    Total current liabilities                                                            39,754,234          33,666,409

Long-term debt, net of current maturities                                               314,790,863         301,715,324
                                                                                     --------------      --------------

Total Liabilities                                                                       354,545,097         335,381,733
                                                                                     --------------      --------------

Member's Deficit                                                                       (102,772,004)       (102,166,955)
                                                                                     --------------      --------------

Total Liabilities and Member's Deficit                                               $  251,773,093      $  233,214,778
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

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
OPERATING REVENUES:
    Casino                                                            $ 71,042,503      $ 65,256,203
    Rooms                                                                1,873,837         1,925,669
    Food and beverage                                                    3,344,460         3,220,198
    Other                                                                1,059,644           935,165
                                                                      ------------      ------------
      Gross revenues                                                    77,320,444        71,337,235
    Less promotional allowances                                          5,027,775         4,480,958
                                                                      ------------      ------------
      Net operating revenues                                            72,292,669        66,856,277
                                                                      ------------      ------------

OPERATING COSTS AND EXPENSES:
    Casino                                                              23,107,517        20,277,519
    Rooms                                                                  465,242           602,837
    Food and beverage                                                    1,457,442         1,300,603
    Other                                                                  241,533           252,171
    Gaming taxes                                                        15,184,114        13,575,621
    Advertising and promotion                                            3,749,256         3,701,938
    General and administrative                                          13,425,582         9,319,122
    Corporate expense                                                      805,606           883,187
    Economic incentive - City of Gary                                    1,177,155         1,060,247
    Depreciation and amortization                                        4,499,843         4,396,503
    Loss on investment in Buffington Harbor Riverboats, LLC                612,841           604,021
    Loss on disposal of assets                                               1,055           109,720
                                                                      ------------      ------------
      Total operating costs and expenses                                64,727,186        56,083,489
                                                                      ------------      ------------

      Operating income                                                   7,565,483        10,772,788
                                                                      ------------      ------------

OTHER INCOME (EXPENSE)
    Interest income                                                          5,114            35,742
    Interest expense                                                    (7,058,045)       (7,955,798)
    Other non-operating expense                                            (28,209)          (47,814)
                                                                      ------------      ------------
      Total other expense                                               (7,081,140)       (7,967,870)
                                                                      ------------      ------------

      Income from continuing operations                                    484,343         2,804,918

DISCONTINUED OPERATION
    Income from discontinued operation                                          --           230,299
                                                                      ------------      ------------

      Net income                                                      $    484,343      $  3,035,217
                                                                      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND THE YEAR ENDED DECEMBER 31, 2003
                                  (UNAUDITED)

                                                                          Member's Deficit
                                                                          ----------------
BALANCE, DECEMBER 31, 2002                                                $    (24,174,562)
Net loss                                                                       (43,851,974)
Distributions to Barden Development, Inc.                                       (6,065,213)
Distribution of Barden Nevada Gaming, LLC to Barden
   Development, Inc.                                                           (27,515,400)
Appreciated value of land purchased from a related party                          (559,806)
                                                                          ----------------
BALANCE, DECEMBER 31, 2003                                                $   (102,166,955)
Net income                                                                         484,343
Distribution to Barden Development, Inc.                                        (1,089,392)
                                                                          ----------------
BALANCE, MARCH 31, 2004                                                   $   (102,772,004)
                                                                          ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                           2004                 2003(1)
                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    484,343         $  3,035,217
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                                          3,844,304            3,720,735
    Amortization                                                            655,539            1,346,820
    Loss on investment in Buffington Harbor Riverboats, LLC                 612,841              604,021
    Loss on disposal of assets                                                1,055              109,720
Changes in operating assets and liabilities:
    Decrease in accounts receivable, net                                  1,195,298              205,243
    Decrease in inventories                                                   7,163                6,477
    Increase in prepaid expenses                                           (879,579)            (672,937)
    Decrease in other assets                                                246,079              151,342
    Decrease in accounts payable                                         (3,096,035)            (677,909)
    Decrease in related parties payables                                    (91,412)                  --
    Decrease in accrued payroll and other expenses                         (437,858)          (1,049,452)
    Increase in accrued interest                                          6,826,412            7,955,736
    Increase (decrease) in other accrued liabilities                      2,795,112              (95,433)
                                                                       ------------         ------------
      Net cash provided by operating activities                          12,163,262           14,639,580
                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                                  --             (250,000)
    Acquisition of property and equipment                               (25,665,295)          (1,986,298)
    Appreciated value of land purchased from a related party                     --             (559,806)
    Decrease in prepaid leases and deposits                                      --                1,000
    Investment in Buffington Harbor Riverboats, LLC                         (54,104)                  --
    Proceeds from disposal of equipment                                     106,975               29,750
                                                                       ------------         ------------
      Net cash used in investing activities                             (25,612,424)          (2,765,354)
                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance cost for the 9 1/2% senior secured notes                       (73,110)                  --
    Issuance cost for the 11.653% senior secured notes                           --               (2,337)
    Issuance cost for the $80.0 million secured credit facility             (36,997)                  --
    Proceeds from line of credit                                         20,001,293                   --
    Repayment of line of credit                                          (6,959,787)                  --
    Repayment of notes from related parties                                  67,000              982,911
    Repayment of long-term debt                                                  --              (75,209)
    Distribution to Barden Development, Inc.                             (1,089,392)          (1,247,782)
                                                                       ------------         ------------
      Net cash provided by (used in) financing activities                11,909,007             (342,417)
                                                                       ------------         ------------

Net (decrease) increase in cash and cash equivalents                     (1,540,155)          11,531,809
Cash and cash equivalents, beginning of period                           22,058,016           24,547,881
                                                                       ------------         ------------

Cash and cash equivalents, end of period                               $ 20,517,861         $ 36,079,690
                                                                       ============         ============

INTEREST PAID:
    Equipment Debt                                                     $         --         $      4,981
    Lines of credit                                                         231,193                   61
                                                                       ------------         ------------
                                                                       $    231,193         $      5,042
                                                                       ============         ============

----------
(1) Contained within the March 31, 2003 consolidated statement of cash flows are the cash flow activities of Barden Nevada Gaming, LLC, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

    The Majestic Star Casino, LLC (the "Company") was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996. Majestic Investor, LLC ("Investor") was formed in September 2000 to satisfy the Company's off-site development obligations under the Development Agreement with the City of Gary.

    As a result of the acquisition of three additional casino properties in December of 2001 from Fitzgeralds Gaming Corporation and certain of its affiliates, The Majestic Star Casino, LLC is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star") and through its wholly-owned subsidiary, Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings") owns two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi Gaming, LLC", "Barden Mississippi" or "Fitzgeralds Tunica"), Black Hawk, Colorado (casino only) ("Barden Colorado Gaming, LLC", "Barden Colorado" or "Fitzgeralds Black Hawk"), and prior to January 1, 2004, owned a third Fitzgeralds-brand casino-hotel located in Las Vegas, Nevada ("Barden Nevada Gaming, LLC", "Barden Nevada" or "Fitzgeralds Las Vegas"). See Note 2 for further discussion of the spin-off of Fitzgeralds Las Vegas on December 31, 2003.

    The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of the The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating the offering of The Majestic Star Casino, LLC's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. On October 7, 2003, the Company issued $260.0 million 9 1/2% senior secured notes (the "9 1/2% notes") and entered into an $80.0 million credit facility (the"$80.0 million credit facility"). The proceeds from the 9 1/2% notes and $28.0 million from the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase approximately 89.3%, or $135.5 million, of the 11.653% notes (see Note 6 for a further discussion of the debt refinancing and the 9 1/2% notes).

    Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2. BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited. All inter-company transactions and balances have been eliminated. Investments in affiliates in

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

    In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC's Annual Report on Form 10-K for the year ended December 31, 2003.

SPIN-OFF

The spin-off of Fitzgeralds Las Vegas to Barden Development, Inc. ("BDI"), our member, occurred on December 31, 2003. As such, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our consolidated balance sheets as of March 31, 2004 or at December 31, 2003. The consolidated statements of operations and cash flows for the three months ended March 31, 2004 do not include the activities of Fitzgeralds Las Vegas. However, the consolidated statement of operations recognizes Fitzgeralds Las Vegas as a discontinued operation for the three months ended March 31, 2003.

RECLASSIFICATIONS

    The consolidated financial statements and footnotes for the prior year reflect certain reclassifications to conform to the current year presentation, which have no effect on previously reported net income.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PROMOTIONAL ALLOWANCES

    Cash discounts and other cash incentives related to gaming play and the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge are included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:

                                For the three months ended March 31,
                               ---------------------------------------
                                    2004                   2003
                               ---------------        ----------------
Hotel                          $       563,667        $        349,146
Food and Beverage                    2,177,407               2,088,478
Other                                  121,422                 101,451
                               ---------------        ----------------
  Total                        $     2,862,496        $      2,539,075
                               ===============        ================

    The estimated retail value of such promotional allowances is included in operating revenues as follows:

                                For the three months ended March 31,
                               ---------------------------------------
                                    2004                   2003
                               ---------------        ----------------
Hotel                          $     1,181,455        $        825,959
Food and Beverage                    2,319,501               2,303,569
Other                                  313,800                 298,485
                               ---------------        ----------------
   Total                       $     3,814,756        $      3,428,013
                               ===============        ================

RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Provisions of SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS 150 on January 1, 2004. The adoption had no impact on its financial position, results of operations or cash flows.

NOTE 3. RESTRICTED CASH

    As of both March 31, 2004 and December 31, 2003, restricted cash relating to the Company's self-insured workers compensation programs totaled $1.4 million. The Majestic Star Casino, LLC purchased a $0.9 million certificate of deposit to secure a letter of credit related to the Majestic Star workers compensation program. The certificate of deposit is recorded as restricted cash. Investor Holdings maintains a letter of credit in the amount of $0.5 million for the self-insured workers compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. The bank that issued the $0.5 million letter of credit has restricted the cash of Investor Holdings in an equivalent amount as security for the letter of credit.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4.  INTANGIBLE ASSETS

    Intangible assets at Investor Holdings primarily include $7.8 million for customer relationships and $3.4 million for trade names. The $0.7 million intangible asset represents an excursion license for a riverboat, which commenced full operations on March 18, 2004. An intangible asset of $5.2 million pertaining to the Nevada gaming license was transferred to Fitzgeralds Las Vegas and subsequently spun off to BDI. Intangible assets for customer relationships and trade names are being amortized over a period of 8-10 years. The riverboat excursion license is being amortized over 15 years, the period of the license. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment tests at least annually.

    The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2004 is as follows:


                                  Gross Carrying    Accumulated      Net Amount     Expected
                                      Amount        Amortization   March 31, 2004     Life
                                  --------------    ------------   --------------   --------
                                                   (in thousands)
 Amortized intangible assets:
     Customer relationship        $        7,840    $     (2,277)  $        5,563     8 yrs
     Trade names                           3,450            (795)           2,655    10 yrs
     Riverboat excursion license             700              --              700    15 yrs
                                  --------------    ------------   --------------
 Total intangible assets          $       11,990    $     (3,072)  $        8,918
                                  ==============    ============   ==============

    The amortization expense recorded on the intangible assets for both of the three-month periods ended March 31, 2004 and 2003 was $0.3 million. The riverboat excursion license will be amortized at the rate of approximately $4,000 per month beginning in April 2004.

NOTE 5.  INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

    On October 31, 1995, the Company and Trump Indiana, Inc., our Joint Venture Partner ("Trump"), entered into the First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC ("BHR") for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR are billed to Trump and the Company at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump and the Company.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The Company has paid to BHR approximately $1.8 million and $1.3 million of berthing fees for the three months ended March 31, 2004 and 2003, respectively. Such amounts are recorded in general and administrative expense in the consolidated statement of operations. In addition, the Company has paid approximately $0.4 million and $0.2 million of costs associated with food and beverages, and valet services, and such amounts are recorded in casino expense in the Company's consolidated statements of operations, for the three months ended March 31, 2004 and 2003, respectively. After the Company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. The allocated net losses are approximately $0.6 million for each of the three month periods ended March 31, 2004 and 2003, respectively.

    The following represents selected financial information for BHR as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003:

                                                         MARCH 31,      DECEMBER 31,
                                                           2004             2003
                                                       ------------     ------------
                 BALANCE SHEETS
 Cash                                                  $     21,011     $     82,639
 Current assets, excluding cash                           3,922,786        5,013,217
 Property, plant and equipment, net                      60,699,441       61,881,975
 Other assets                                               100,094          101,248
                                                       ------------     ------------

 Total assets                                          $ 64,743,332     $ 67,079,079
                                                       ============     ============

 Current liabilities                                   $  6,005,127     $  7,223,402
 Capital lease obligation, net of current                   388,491          388,491
                                                       ------------     ------------

 Total liabilities                                        6,393,618        7,611,893

 Total members' equity                                   58,349,714       59,467,186
                                                       ------------     ------------

 Total liabilities and members' equity                 $ 64,743,332     $ 67,079,079
                                                       ============     ============

 The Majestic Star Casino, LLC member's equity         $ 29,174,857     $ 29,733,593
                                                       ============     ============

                                                        FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -----------------------------
                                                          2004                 2003
                                                       -----------       -----------
              STATEMENTS OF INCOME
 Gross revenue                                         $ 1,955,021       $ 3,377,808

 Operating loss                                        $(1,225,545)      $(1,203,740)

 Net loss                                              $(1,225,679)      $(1,208,041)

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  LONG-TERM DEBT


                                                                                            March 31,      December 31,
 Long-term debt outstanding at March 31, 2004 and December 31, 2003 is as follows:            2004             2003
                                                                                          -------------   --------------
 $260,000,000 senior secured notes, bearing interest of 9 1/2% payable on
 October 15 and April 15 beginning April 15, 2004 and due October 15, 2010;
 collateralized by The Majestic Star Casino, LLC's  equity interests, and its equity interests in the subsidiary guarantors, and substantially all of the assets of The Majestic Star Casino, LLC and the assets of its subsidiary
 guarantors, other than the excluded assets.                                              $ 260,000,000    $ 260,000,000

 $80,000,000 credit facility, which expires in October 2007, bears interest at the
 Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo
 Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%.  The range is based on the Company's EBITDA (as defined in the Loan and Security Agreement).  The credit facility is secured by The Majestic Star Casino, LLC's equity interests and its equity interests in the subsidiary guarantors, and substantially all the assets of
 The Majestic Star Casino, LLC and the assets of its subsidiary guarantors, other
 than the excluded assets.                                                                   39,000,000       25,958,493

 $16,290,000 unsecured notes payable, net of unamortized discount of $499,137 and
 $533,169 at March 31, 2004 and December 31, 2003, respectively.  Investor Holdings pays interest at a rate of 11.653% on the notes.  Interest is paid semi-annually on
 May 31 and November 30, with a final payment of principal and interest due on
 November 30, 2007.  On October 7, 2003, the notes became unsecured obligations
 of Investor Holdings.                                                                       15,790,863       15,756,831
                                                                                          -------------   --------------

 Long-term debt                                                                           $ 314,790,863   $  301,715,324

 Less current maturities                                                                             --               --
                                                                                          -------------   --------------

 Total long-term debt                                                                     $ 314,790,863   $  301,715,324
                                                                                          =============   ==============


9  1/2% NOTES

    The 9 1/2% notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year, commencing April 15, 2004. The 9 1/2% notes will mature on

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


October 15, 2010. The 9 1/2% notes are secured by a pledge of substantially all of the Company's current and future assets, other than the assets of Fitzgeralds Las Vegas (which became an unrestricted and non-guarantor subsidiary effective October 7, 2003 and was subsequently spun off to BDI on December 31, 2003) and certain other excluded assets. The 9 1/2% notes are also collateralized by our equity interests held by BDI and our equity interests in the subsidiary guarantors.

    The indenture governing the 9 1/2% notes contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets; (iii) enter into transactions with affiliates; and (iv) sell any restricted subsidiaries' assets. In addition, upon a Change of Control as defined in the indenture governing the 9 1/2% notes, the Company will be required to offer to repurchase all of the outstanding 9 1/2% notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

    Concurrent with the closing of the 9 1/2% notes, the Company established the $80.0 million credit facility with Wells Fargo Foothill, Inc., and terminated two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company (which excludes the assets of Fitzgeralds Las Vegas). Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the Loan and Security Agreement). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the agreement in October 2007. The credit agreement includes covenants similar to those set forth in the indenture governing the 9 1/2% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the three months ended March 31, 2004, the Company paid interest on borrowings ranging from 4.37% to 4.75%.

    At March 31, 2004 and at December 31, 2003, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $41.0 million and $54.0 million, respectively.

    On May 4, 2004, the Company and the lenders to the $80.0 million credit facility agreed to the form of an amendment to the loan and security agreement (attached as Exhibit 10.1 to this Form 10-Q). The amendment modifies the definition of EBITDA to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to the previously discussed retroactive property tax adjustment at Majestic Star. The modified definition of EBITDA is effective as of December 31, 2003. Without the amendment, the Company would have not met the required $13.9 million EBITDA covenant for the quarter ended March 31, 2004.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.653% NOTES

    At March 31, 2004 and at December 31, 2003, Investor Holdings had debt outstanding of $15.8 million related to its 11.653% notes, net of unamortized discount of $0.5 million. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. Investor Holdings no longer guarantees the 11.653% notes (nor does any other subsidiary of the Company), and the liens on the collateral have been released.

OLD CREDIT FACILITIES

    During the first quarter of 2003, The Majestic Star Casino, LLC had a $20.0 million credit facility (the "Majestic credit facility") and Investor Holdings had a $15.0 million credit facility (the "Majestic Investor Holdings credit facility"). There were no borrowings against either of these lines of credit during the first quarter of 2003, and therefore, there was minimal interest expense. However, there were non-usage fees charged during the first quarter of 2003, which totaled $48,000. These credit facilities were replaced in October 2003 with the $80.0 million credit facility. There were no borrowings on the Majestic credit facility or the Majestic Investor Holdings credit facility on the date that both facilities were terminated, October 7, 2003.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Except as described below, management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition, results of operations or cash flows.

    On April 19, 2004 the Indiana Tax Court ruled on the matter of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of State Revenue ("Department of Revenue"). Aztar operates a riverboat casino in Indiana. The ruling denied Aztar's deductions claimed on its Indiana income tax returns for taxes paid on gaming revenues to the state. This ruling has significant implications for all Indiana casinos. Majestic Star has been issued notices of proposed assessments by the Department of Revenue totaling $2.6 million for the period 1996 to June 16, 2001. While The Majestic Star Casino, LLC is a limited liability company and its income and expenses pass to its member, the

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Department of Revenue has taken the position that The Majestic Star Casino, LLC had a requirement to withhold and remit state income tax. No assessment has been issued by the Department of Revenue for any tax periods subsequent to June 16, 2001, but the Company estimates that if the assessments were extended through the latest reporting date of March 31, 2004, there would be an additional tax liability of approximately $2.7 million, plus interest. This additional tax liability amount would be adjusted against any net taxable income or losses previously reported to the state by our member. In addition, to date, the Company has not been charged a penalty for failing to withhold and remit the taxes to the state. Aztar has announced that it will request a rehearing of the tax court ruling. If the outcome of the rehearing is unfavorable to Aztar, then the Company's member could similarly be required to pay additional taxes to the State of Indiana, along with interest. Under its indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility, the Company is allowed to make distributions to its member for tax purposes, and the Company intends to do so when this matter is ultimately resolved. Any payments would be recorded as distributions to its member.

    In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The lawsuit pertains to certain events alleged to have occurred on or about December 7, 2001 in connection with Investor Holdings' acquisition of Fitzgeralds Tunica from its former owner. The plaintiff was seeking back pay, front pay, compensatory damages and punitive damages in excess of $3.5 million. The former owner of Fitzgeralds Tunica has been dismissed from the case. After a three-day bench trial against Barden Mississippi, on May 6, 2004, the Judge awarded the plaintiff $312,006, which incorporates back pay, emotional distress and punitive damages plus an additional sum for reasonable attorney fees in an amount that has not yet been determined. The Company has established a reserve at March 31, 2004 for the award in the amount of $392,006 along with $35,000 for the Company's attorney fees. The Company intends to appeal the judgment.

PROPERTY TAXES

    During January 2004, Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana, where Majestic Star is located. The valuation assessment was part of a countywide reassessment, and these reassessments are to be retroactively effective as of March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star has followed administrative policies of the taxing authorities and has paid Lake County an amount equal to 70% of its 2001 property tax liability, and has accrued the balance due for 2002 and 2003. At December 31, 2003, it was only possible to estimate the remaining property tax liability for Majestic Star using information that was currently available, and such estimate was subject to significant uncertainty given the appeal made by Majestic Star as to the very high assessed valuation to its vessel and the fact that no real property tax rates had been issued for Lake County. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. The Company has used the information provided in April to revise its estimate of the amounts due, as more fully described below.

    BHR, the Company's joint venture with Trump, also received a notice of final assessed value of its real property. Similarly Buffington Harbor Parking Associates ("BHPA"), the owner of a parking garage for which Majestic Star is a lessee under an operating lease, has received a notice reflecting final assessed values. Majestic Star, through the joint venture agreement and the operating lease agreement, would be liable for its portion of BHR's and BHPA's property tax liabilities.

    Previously, the Company met with the third party hired by the State of Indiana, which conducted the assessments of Majestic Star's vessel and the parking garage (the "Assessor"). Management of BHR similarly met with the Assessor regarding the assessment of the joint venture's real property. The reason for these meetings was to discuss what the Company and BHR management felt were incorrect assessed valuations. Based on these meetings and the approval of the State of Indiana, the value of Majestic Star's vessel was reduced to an amount that approximates its previous assessed valuation. In addition, the assessed valuation of certain real property of BHPA and BHR has been reduced.

    The Company had previously consulted with legal counsel and tax experts, and believed that its liability for property taxes (including amounts due directly by Majestic Star and indirectly through BHR and BHPA) was likely to range from approximately $4.2 million to approximately $11.6 million. The lower end of the range was based on the Company's property tax liabilities for these entities in prior years (or similar property in the case of the new BHPA parking garage), plus a factor for inflation (to take into consideration increases in operating costs of Lake County), and less the payments already made to Lake County. The upper end of the range was the amount calculated by taking the preliminary assessed values (ignoring the likelihood of reductions through then pending appeals), multiplied by the last legislatively issued tax rate for Lake County. Management believed it was remote that the liability would reach the upper end of the range. However, since the State of Indiana had yet to determine a tax rate for Lake County, there was no amount in the range of potential property tax liabilities that was a better estimate than any other amount in the range at that time. Accordingly, the Company accrued a liability of $4.2 million at December 31, 2003. Based on the assessments and tax rates issued in April 2004, the Company has increased its accrual for real property taxes on Majestic Star's vessel, and its proportionate share of liability for BHPA and BHR, by $2.2 million. At March 31, 2004, the accrual for all unpaid property taxes owed directly or indirectly by Majestic Star is $8.2 million.

    Final tax bills for 2002 were scheduled to be mailed in May 2004 with payment due at the end of the month. However, a group of taxpayers in Lake County has filed a lawsuit against the State of Indiana, claiming that the 2002 real estate reassessment was unlawful. On May 7, 2004, the Lake County Superior Court ruled in favor of the taxpayers, and issued an order prohibiting Lake County from mailing tax bills based on the reassessment. The Court ordered Lake County to send property tax bills for the remaining 30% of taxes due for 2002, based on the 2001 assessed values and tax rates. Lake County has stated that it will not be able to mail such bills for several months. It is likely the Lake County Superior Court's order will be appealed, and the outcome cannot be determined at this time. The Company has not adjusted its accrual at March 31, 2004. In the event there is no appeal or no reversal on appeal, the Company will then reduce its current accrual.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

    Effective July 1, 2003, a licensed riverboat owner who implements flexible scheduling can conduct gambling operations for up to 24 hours per day upon receiving IGC approval. Under prior IGC rules, riverboat casinos were required to close for three hours daily. Majestic Star's plan for 24-Hour Dockside Gaming was submitted to the IGC and approved. Majestic Star began operating on 24-hour basis on July 12, 2003.

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

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


OTHER CONTINGENCIES

    The Company and Trump have each entered into parallel operating lease agreements with Buffington Harbor Parking Associates, LLC ("BHPA"), each having a term until December 31, 2018. The operating lease agreement calls for the Company and Trump to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment. Since the inception of the lease, neither the Company nor Trump has had to make a payment equal to 100% of BHPA's debt service cost.

LETTER OF CREDIT/SURETY BOND

    In accordance with an order of the IGC, the Company's riverboat owner's license was renewed subject to certain conditions. Pursuant to the license renewal, the Company was required to post a bond in the amount of $1.0 million to secure its regulatory obligations. The $1.0 million bond has yet to be provided. The IGC is currently reviewing language to be included in the bond. When the language is finalized, the Company will post the new bond.

    To secure payment of claims under the workers compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $0.5 million. This letter of credit is secured by restricted cash (see Note 3).

    As part of a self-insured workers compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheet (see Note 3).

    The State of Mississippi has required Fitzgeralds Tunica to post surety bonds as security for current and future sales and gaming revenue tax obligations. Fitzgeralds Tunica has four surety bonds: a $0.6 million bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guaranties of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guaranties, the Company will be obligated to reimburse Mr. Barden for any such payments.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

    In January 2002, the Company made a $200,000 employee loan to Mr. Michael Kelly, Executive Vice President and Chief Operating Officer of the Company. This loan bears no interest and is due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000 in accordance with the loan agreement. As of March 31, 2004, the outstanding balance was $66,000.

TRANSACTIONS BY OR WITH AFFILIATES

    On February 11, 2004, we acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate of ours (the "GNC Land"). The purchase price for the GNC Land was not greater than eighty percent (80%) of the appraised value as evidenced by the written appraisal of an independent appraiser dated not more than ninety (90) days prior to the closing. The purchase price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to the Naming Rights Agreement discussed below, which was terminated).

    Gary New Century, LLC ("GNC"), a company wholly-owned by Mr. Barden, intended to develop an outdoor amphitheater on property it owned adjacent to Majestic Star. The Company entered into a Naming Rights Agreement with GNC effective in October 2001. Pursuant to the Naming Rights Agreement, GNC agreed to use the name "The Majestic Star Amphitheater" as the name of the amphitheater and the Company paid GNC $1.5 million during 2001 for such rights. The initial term of the Naming Rights Agreement was three years commencing on the opening of the amphitheater. The Naming Rights Agreement was terminated in connection with the acquisition of the GNC Land by the Company and the Company received a credit of $1.5 million against the purchase price of the GNC Land at closing.

    During the three months ended March 31, 2004, Majestic Star made a distribution of $1.1 million to BDI pursuant to a new Manager Agreement (see below). Majestic Star made a distribution of $0.4 million for the three months ended March 31, 2003 related to the prior Majestic Star Manager Agreement.

    Investor Holdings made a distribution of $0.9 million for the three months ended March 31, 2003 related to the prior Investor Holdings Manager Agreement.

MANAGER AGREEMENT

    On October 7, 2003, concurrent with the consummation of the offering of the 9 1/2% notes, the Company entered into a new Manager Agreement with BDI. Distributions to BDI under the new Manager Agreement are governed and limited by the terms of the

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


indenture governing the 9 1/2% notes and by the terms of the $80.0 million credit facility. The distributions for each fiscal quarter may not exceed 1% of the Company's consolidated net operating revenue and 5% of the Company's consolidated cash flow (as defined in the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility) for the immediately preceding fiscal quarter.

BARDEN NEVADA EXPENSE SHARING AGREEMENT

    Concurrent with the consummation of the offering of the 9 1/2% notes, we entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to us in the amount of the greater of (i) $500,000 per year or (ii) the actual amount of certain specified expenses incurred by us in connection with providing management services to Barden Nevada. For the three months ended March 31, 2004, Barden Nevada paid us an expense sharing fee of $269,000.

NOTE 9.  SEGMENT INFORMATION

    The Majestic Star Casino, LLC either directly or indirectly through wholly-owned subsidiaries owns and operates three properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties").

    The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (in Tunica, Mississippi only), and food and beverage.

    The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There are minimal inter-segment sales.

    A summary of the Properties' operations by business segment for the three months ended March 31, 2004 and 2003 and a summary of the Properties' segment assets as of March 31, 2004 are presented below:

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------
                                                          (in thousands)
Net revenues:
   Majestic Star                                      $ 39,961      $ 35,975
   Fitzgeralds Tunica                                   23,484        22,965
   Fitzgeralds Black Hawk                                8,848         7,916
                                                      --------      --------
Total                                                 $ 72,293      $ 66,856
                                                      ========      ========

Operating income (loss):
   Majestic Star                                      $  2,810      $  6,245
   Fitzgeralds Tunica                                    3,589         4,704
   Fitzgeralds Black Hawk                                2,042         1,373
   Corporate (1)                                          (806)         (883)
   Majestic Investor Holdings                              (70)         (666)
                                                      --------      --------
Total                                                 $  7,565      $ 10,773
                                                      ========      ========

Segment depreciation and amortization:
   Majestic Star                                      $  1,912      $  1,414
   Fitzgeralds Tunica                                    2,060         1,905
   Fitzgeralds Black Hawk                                  458           412
   Majestic Investor Holdings                               70           666
                                                      --------      --------
Total                                                 $  4,500      $  4,397
                                                      ========      ========

Expenditure for additions to long-lived assets:
   Majestic Star                                      $ 25,166      $    923
   Fitzgeralds Tunica                                      444           267
   Fitzgeralds Black Hawk                                   55           249
   Fitzgeralds Las Vegas (2)                                --           547
                                                      --------      --------
Total                                                 $ 25,665      $  1,986
                                                      ========      ========

                                                       As of
                                                     March 31,
                                                       2004
                                                     ---------
Segment assets:
   Majestic Star                                     $ 283,861
   Fitzgeralds Tunica                                   81,895
   Fitzgeralds Black Hawk                               30,134
   Majestic Investor Holdings                           59,251
                                                     ---------
   Total                                               455,141
   Less: Intercompany                                 (203,368)
                                                     ---------
Total                                                $ 251,773
                                                     =========

(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2) The equity interests in Fitzgeralds Las Vegas were spun off to BDI on December 31, 2003. Prior to the spin-off, the assets of Fitzgeralds Las Vegas were reflected as held for use.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

    The proceeds from the issuance of the 9 1/2% notes and approximately $28.0 million of the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase substantially all of the 11.653% notes. Under the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility, Fitzgeralds Tunica and Fitzgeralds Black Hawk remain as guarantors; however, Fitzgeralds Las Vegas became an unrestricted and non-guarantor subsidiary and was subsequently spun off to BDI on December 31, 2003.

    The following condensed consolidating information presents condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003, condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003 and condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003 for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. (a co-issuer of the 9 1/2% notes), the guarantor subsidiaries, our discontinued operation, and eliminating entries necessary to consolidate such entities.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

                                               The Majestic    The Majestic
                                               Star Casino,     Star Casino      Guarantor     Eliminating               Total
                                                    LLC        Capital Corp.   Subsidiaries       Entries            Consolidated
                                               -------------   -------------   -------------   -------------         -------------
ASSETS
Current Assets:
    Cash and cash equivalents                  $   8,554,546   $          --   $  11,963,315   $          --         $  20,517,861
    Restricted cash                                  900,000              --         500,000              --             1,400,000
    Accounts receivable, net                       1,774,207              --         743,041              --             2,517,248
    Inventories                                       65,959              --         634,564              --               700,523
    Prepaid expenses                               2,355,733              --         618,979              --             2,974,712
    Receivables from affiliate                       319,608              --          58,710         (77,018)(a)           301,300
    Note receivable from related party                66,000              --              --              --                66,000
    Other                                                 --              --          35,970              --                35,970
                                               -------------   -------------   -------------   -------------         -------------
      Total current assets                        14,036,053              --      14,554,579         (77,018)           28,513,614
                                               -------------   -------------   -------------   -------------         -------------

Property, equipment and improvements, net         78,252,928              --      85,627,965              --           163,880,893
Intangible assets, net                                    --              --       8,917,996              --             8,917,996
Goodwill                                                  --              --       5,922,398              --             5,922,398
Other assets:
    Deferred financing costs, net                  5,589,813              --         519,665              --             6,109,478
    Investment in Buffington Harbor
      Riverboat, LLC                              29,174,857              --              --              --            29,174,857
    Long term receivable - related party         139,145,427              --              --    (139,145,427)(a)                --
    Other assets                                   8,661,878              --         591,979              --             9,253,857
                                               -------------   -------------   -------------   -------------         -------------
      Total other assets                         182,571,975              --       1,111,644    (139,145,427)           44,538,192
                                               -------------   -------------   -------------   -------------         -------------
      Total Assets                             $ 274,860,956   $          --   $ 116,134,582   $(139,222,445)        $ 251,773,093
                                               =============   =============   =============   =============         =============

LIABILITIES AND MEMBER'S
    DEFICIT
Current Liabilities:
    Accounts payable                           $   2,471,501   $          --   $     820,419   $          --         $   3,291,920
    Other accrued liabilities:
      Payroll and related                          2,502,612              --       3,546,638              --             6,049,250
      Payable to related party                         1,720              --          75,298         (77,018)(a)                --
      Interest                                    12,217,797              --         632,758              --            12,850,555
      Progressive jackpots                           730,948              --       2,116,812              --             2,847,760
      Slot club liabilities                           95,950              --         492,370              --               588,320
      Other accrued liabilities                   11,090,843              --       3,035,586              --            14,126,429
                                               -------------   -------------   -------------   -------------         -------------
      Total current liabilities                   29,111,371              --      10,719,881         (77,018)           39,754,234
                                               -------------   -------------   -------------   -------------         -------------

Investment in subsidiaries                        49,521,589              --              --     (49,521,589)(b)                --
Due to related parties                                    --              --     139,145,427    (139,145,427)(a)                --
Long-term debt, net of current maturities        299,000,000     260,000,000      15,790,863    (260,000,000)(c)       314,790,863
                                               -------------   -------------   -------------   -------------         -------------
      Total Liabilities                          377,632,960     260,000,000     165,656,171    (448,744,034)          354,545,097
                                               -------------   -------------   -------------   -------------         -------------
    Member's Deficit                            (102,772,004)   (260,000,000)    (49,521,589)    309,521,589(b)(c)    (102,772,004)
                                               -------------   -------------   -------------   -------------         -------------
      Total Liabilities and Member's Deficit   $ 274,860,956   $          --   $ 116,134,582   $(139,222,445)        $ 251,773,093
                                               =============   =============   =============   =============         =============

----------
(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 6, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003


                                               The Majestic     The Majestic
                                               Star Casino,      Star Casino      Guarantor      Eliminating             Total
                                                    LLC         Capital Corp.    Subsidiaries      Entries            Consolidated
                                               -------------    -------------    ------------    -----------          ------------
ASSETS
Current Assets:
    Cash and cash equivalents                  $  10,929,430    $          --    $ 11,128,586    $          --        $ 22,058,016
    Restricted cash                                  900,000               --         500,000               --           1,400,000
    Accounts receivable, net                       1,544,483               --         668,063               --           2,212,546
    Inventories                                       77,312               --         630,373               --             707,685
    Prepaid expenses                               1,628,044               --         498,539               --           2,126,583
    Receivable from affiliate                        587,254               --              --         (377,119)(a)         210,135
    Note receivable from related party               133,000               --              --               --             133,000
                                               -------------    -------------    ------------    -------------        ------------
      Total current assets                        15,799,523               --      13,425,561         (377,119)         28,847,965
                                               -------------    -------------    ------------    -------------        ------------

Property, equipment and improvements, net         54,849,742               --      87,318,189               --         142,167,931
Intangible assets, net                                    --               --       9,249,247               --           9,249,247
Goodwill                                                  --               --       5,922,398               --           5,922,398
Other assets:
    Deferred financing costs, net                  5,734,214               --         554,973               --           6,289,187
    Investment in Buffington Harbor
      Riverboat, LLC                              29,733,594               --              --               --          29,733,594
    Long term receivable - related party         144,395,427               --              --     (144,395,427)(a)              --
    Other assets                                  10,412,477               --         591,979               --          11,004,456
                                               -------------    -------------    ------------    -------------        ------------
      Total other assets                         190,275,712               --       1,146,952     (144,395,427)         47,027,237
                                               -------------    -------------    ------------    -------------        ------------
      Total Assets                             $ 260,924,977    $          --    $117,062,347    $(144,772,546)       $233,214,778
                                               =============    =============    ============    =============        ============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Accounts payable                           $   5,457,108    $          --    $    930,847    $          --        $  6,387,955
    Payable to related party                              --               --         377,366         (377,119)(a)             247
    Accrued liabilities:
      Payroll and related                          2,588,039               --       3,899,068               --           6,487,107
      Interest                                     5,865,514               --         158,189               --           6,023,703
      Progressive jackpots                           608,234               --       2,065,428               --           2,673,662
      Slot club liabilities                               --               --         498,070               --             498,070
      Other accrued liabilities                    8,003,123               --       3,592,542               --          11,595,665
                                               -------------    -------------    ------------    -------------        ------------
      Total current liabilities                   22,522,018               --      11,521,510         (377,119)         33,666,409
                                               -------------    -------------    ------------    -------------        ------------

Investment in subsidiaries                        54,611,421               --              --      (54,611,421)(b)              --
Due to related parties                                    --               --     144,395,427     (144,395,427)(a)              --
Long-term debt, net of current maturities        285,958,493      260,000,000      15,756,831     (260,000,000)(c)     301,715,324
                                               -------------    -------------    ------------    -------------        ------------
      Total Liabilities                          363,091,932      260,000,000     171,673,768     (459,383,967)        335,381,733
                                               -------------    -------------    ------------    -------------        ------------
    Member's Deficit                            (102,166,955)    (260,000,000)    (54,611,421)     314,611,421(b)(c)  (102,166,955)
                                               -------------    -------------    ------------    -------------        ------------
      Total Liabilities and Member's Deficit   $ 260,924,977    $          --    $117,062,347    $(144,772,546)       $233,214,778
                                               =============    =============    ============    =============        ============

----------
(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 6, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                           The Majestic     The Majestic
                                           Star Casino,      Star Casino      Guarantor       Eliminating           Total
                                                LLC         Capital Corp.   Subsidiaries        Entries          Consolidated
                                           -------------    -------------   -------------    -------------       ------------
OPERATING REVENUES:
    Casino                                 $  39,206,159    $          --   $  31,836,344    $          --       $ 71,042,503
    Rooms                                             --               --       1,873,837               --          1,873,837
    Food and beverage                            487,193               --       2,857,267               --          3,344,460
    Other                                        612,898               --         446,746               --          1,059,644
                                           -------------    -------------   -------------    -------------       ------------
      Gross revenues                          40,306,250               --      37,014,194               --         77,320,444
    Less promotional allowances                  345,664               --       4,682,111               --          5,027,775
                                           -------------    -------------   -------------    -------------       ------------
      Net operating revenues                  39,960,586               --      32,332,083               --         72,292,669
                                           -------------    -------------   -------------    -------------       ------------

OPERATING COSTS AND EXPENSES:
    Casino                                    10,658,745               --      12,448,772               --         23,107,517
    Rooms                                             --               --         465,242               --            465,242
    Food and beverage                            551,037               --         906,405               --          1,457,442
    Other                                             --               --         241,533               --            241,533
    Gaming taxes                              11,063,904               --       4,120,210               --         15,184,114
    Advertising and promotion                  1,991,066               --       1,758,190               --          3,749,256
    General and administrative                 9,184,481               --       4,241,101               --         13,425,582
    Corporate expense                            805,606               --              --               --            805,606
    Economic incentive - City of Gary          1,177,155               --              --               --          1,177,155
    Depreciation and amortization              1,912,408               --       2,587,435               --          4,499,843
    Loss on investment in Buffington
      Harbor Riverboats, LLC                     612,841               --              --               --            612,841
    (Gain) loss on disposal of assets               (916)              --           1,971               --              1,055
                                           -------------    -------------   -------------    -------------       ------------
      Total operating costs and expenses      37,956,327               --      26,770,859               --         64,727,186
                                           -------------    -------------   -------------    -------------       ------------

      Operating income                         2,004,259               --       5,561,224               --          7,565,483
                                           -------------    -------------   -------------    -------------       ------------

OTHER INCOME (EXPENSE):
    Interest income                                1,938               --           3,176               --              5,114
    Interest expense                          (6,583,476)              --        (474,569)              --         (7,058,045)
    Other non-operating expense                  (28,209)              --              --               --            (28,209)
    Equity in net income of subsidiaries       5,089,831               --              --       (5,089,831)(a)             --
                                           -------------    -------------   -------------    -------------       ------------
      Total other expense                     (1,519,916)              --        (471,393)      (5,089,831)        (7,081,140)
                                           -------------    -------------   -------------    -------------       ------------
      Net income                           $     484,343    $          --   $   5,089,831    $  (5,089,831)      $    484,343
                                           =============    =============   =============    =============       ============

----------
(a)   To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                     The Majestic    The Majestic
                                      Star Casino,    Star Casino    Guarantor      Discontinued    Eliminating         Total
                                          LLC        Capital Corp.  Subsidiaries    Operation (b)     Entries         Consolidated
                                     -------------   -------------  -------------   -------------   ------------      ------------
OPERATING REVENUES:
    Casino                           $  35,332,173   $          --  $  29,924,030   $          --   $         --      $ 65,256,203
    Rooms                                       --              --      1,925,669              --             --         1,925,669
    Food and beverage                      391,922              --      2,828,276              --             --         3,220,198
    Other                                  570,798              --        364,367              --             --           935,165
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Gross revenues                    36,294,893              --     35,042,342              --             --        71,337,235
    Less promotional allowances            319,471              --      4,161,487              --             --         4,480,958
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Net operating revenues            35,975,422              --     30,880,855              --             --        66,856,277
                                     -------------   -------------  -------------   -------------   ------------      ------------

OPERATING COSTS AND EXPENSES:
    Casino                               8,803,070              --     11,474,449              --             --        20,277,519
    Rooms                                       --              --        602,837              --             --           602,837
    Food and beverage                      383,862              --        916,741              --             --         1,300,603
    Other                                       --              --        252,171              --             --           252,171
    Gaming taxes                         9,740,773              --      3,834,848              --             --        13,575,621
    Advertising and promotion            1,714,985              --      1,986,953              --             --         3,701,938
    General and administrative           5,885,187              --      3,433,935              --             --         9,319,122
    Corporate expense                      599,855              --        283,332              --             --           883,187
    Economic incentive - City of
      Gary                               1,060,247              --             --              --             --         1,060,247
    Depreciation and amortization        1,414,095              --      2,982,408              --             --         4,396,503
    Loss on investment in
      Buffington Harbor Riverboats,
      LLC                                  604,021              --             --              --             --           604,021
    Loss (gain) on disposal of
      assets                               124,720              --        (15,000)             --             --           109,720
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Total operating costs and
        expenses                        30,330,815              --     25,752,674              --             --        56,083,489
                                     -------------   -------------  -------------   -------------   ------------      ------------

      Operating income                   5,644,607              --      5,128,181              --             --        10,772,788
                                     -------------   -------------  -------------   -------------   ------------      ------------

OTHER INCOME (EXPENSE):
    Interest income                         14,157              --         21,585              --             --            35,742
    Interest expense                    (3,534,438)             --     (4,421,360)             --             --        (7,955,798)
    Other non-operating expense            (38,335)             --         (9,479)             --             --           (47,814)
    Equity in net income of
      subsidiaries                         949,226              --        230,299              --     (1,179,525)(a)            --
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Total other expense               (2,609,390)             --     (4,178,955)             --     (1,179,525)       (7,967,870)
                                     -------------   -------------  -------------   -------------   ------------      ------------

      Income from continuing
        operations                       3,035,217              --        949,226              --     (1,179,525)        2,804,918

    Income from discontinued
        operation                               --              --             --         230,299             --           230,299
                                     -------------   -------------  -------------   -------------   ------------      ------------

      Net income                     $   3,035,217   $          --  $     949,226   $     230,299   $ (1,179,525)     $  3,035,217
                                     =============   =============  =============   =============   ============      ============

(A) To eliminate equity in net income of subsidiaries.
(b) The Discontinued Operation reflects the operations of Fitzgeralds Las Vegas, which is not a guarantor of the 9 1/2% notes and was spun off to BDI on December 31, 2003.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                    The Majestic    The Majestic
                                                    Star Casino,     Star Casino       Guarantor       Eliminating       Total
                                                        LLC         Capital Corp.    Subsidiaries        Entries      Consolidated
                                                   -------------    -------------    -------------    -------------   -------------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES:                        $   5,580,383    $          --    $   6,582,879    $          --   $  12,163,262
                                                   -------------    -------------    -------------    -------------   -------------

CASH FLOWS FROM INVESTING
      ACTIVITIES:
      Acquisition of property and equipment          (25,166,345)              --         (498,950)              --     (25,665,295)
      Investment in Buffington Harbor
           Riverboats, LLC                               (54,104)              --               --               --         (54,104)
      Proceeds from disposal of equipment                106,175               --              800               --         106,975
                                                   -------------    -------------    -------------    -------------   -------------
           Net cash used in investing activities     (25,114,274)              --         (498,150)              --     (25,612,424)
                                                   -------------    -------------    -------------    -------------   -------------

CASH FLOWS FROM FINANCING
      ACTIVITIES:
      Issuance cost for the 9-1/2% senior
           secured notes                                 (73,110)              --               --               --         (73,110)
      Issuance cost for credit facility                  (36,997)              --               --               --         (36,997)
      Proceeds from line of credit                    20,001,293               --               --               --      20,001,293
      Repayment of line of credit                     (6,959,787)              --               --               --      (6,959,787)
      Cash received from (advanced to)
           related parties                             5,317,000                        (5,250,000)              --          67,000
      Distribution to Barden Development, Inc.        (1,089,392)              --               --               --      (1,089,392)
                                                   -------------    -------------    -------------    -------------   -------------
           Net cash provided by (used in)
             financing activities                     17,159,007               --       (5,250,000)              --      11,909,007
                                                   -------------    -------------    -------------    -------------   -------------

Net (decrease) increase in cash and
      cash equivalents                                (2,374,884)              --          834,729               --      (1,540,155)
Cash and cash equivalents, beginning
      of period                                       10,929,430               --       11,128,586               --      22,058,016
                                                   -------------    -------------    -------------    -------------   -------------

Cash and cash equivalents, end of period           $   8,554,546    $          --    $  11,963,315    $          --   $  20,517,861
                                                   =============    =============    =============    =============   =============

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 10   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                        The Majestic    The Majestic
                                        Star Casino,     Star Casino      Guarantor      Discontinued    Eliminating      Total
                                             LLC        Capital Corp.   Subsidiaries     Operation (a)     Entries     Consolidated
                                        ------------    -------------   -------------    -------------   -----------   ------------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES:               $  8,007,222    $          --   $   5,660,575    $     971,783   $        --   $ 14,639,580
                                        ------------    -------------   -------------    -------------   -----------   ------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Increase in restricted cash                   --               --        (250,000)              --            --       (250,000)
    Acquisition of property and
       equipment                            (923,175)              --        (515,746)        (547,377)           --     (1,986,298)
    Appreciated value of land
       purchased from a related party       (559,806)              --              --               --            --       (559,806)
    Decrease in prepaid leases and
       deposits                                1,000               --              --               --            --          1,000
    Proceeds from disposal of
       equipment                              14,750               --          15,000               --            --         29,750
                                        ------------    -------------   -------------    -------------   -----------   ------------
       Net cash used in investing
        activities                        (1,467,231)              --        (750,746)        (547,377)           --     (2,765,354)
                                        ------------    -------------   -------------    -------------   -----------   ------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Payment of 11.653% notes issuance
      costs                                       --               --          (2,337)              --            --         (2,337)
    Repayment of long-term debt                   --               --              --          (75,209)           --        (75,209)
    Repayment of notes from related
      parties                                282,911               --         700,000               --            --        982,911
    Distribution to Barden
      Development, Inc.                     (383,488)              --        (864,294)              --            --     (1,247,782)
                                        ------------    -------------   -------------    -------------   -----------   ------------
       Net cash used in financing
         activities                         (100,577)              --        (166,631)         (75,209)           --       (342,417)

Net increase in cash and cash
  equivalents                              6,439,414               --       4,743,198          349,197            --     11,531,809
Cash and cash equivalents,
    beginning of period                    8,564,057               --      11,588,218        4,395,606            --     24,547,881
                                        ------------    -------------   -------------    -------------   -----------   ------------
Cash and cash equivalents, end
    of period                           $ 15,003,471    $          --   $  16,331,416    $   4,744,803   $        --   $ 36,079,690
                                        ============    =============   =============    =============   ===========   ============

----------
(a) The Discontinued Operation reflects the operations of Fitzgeralds Las Vegas, which is not a guarantor of the 9 1/2% notes and was spun off to BDI on December 31, 2003.

                                     ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

STATEMENT ON FORWARD-LOOKING INFORMATION

    Throughout this report we make forward-looking statements. Forward-looking statements include the words "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

    Specific factors that might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include, but are not limited to:

- the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under the $80.0 million credit facility and the 9 1/2% notes;

- changes in our financial condition that may cause us to not be in compliance with the covenants contained within the indenture governing the 9 1/2 notes or the Loan and Security Agreement governing the $80.0 million credit facility, and thus causing us to be in default with the trustee for the 9 1/2% notes and the lenders to the $80.0 million credit facility, requiring a payment acceleration on the debt obligations outstanding;

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

- adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the charge in the current quarter of retroactive property taxes and the recent ruling in the Aztar case, which denied Aztar's deductions of taxes paid on its casino revenue on its Indiana state income tax return for which Majestic Star's member faces a similar issue;

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

- factors relating to the current state of world affairs and any further acts of terrorism or any other destabilizing events in the United States or elsewhere; and

- other factors discussed under "Factors that May Affect Future Results" in our December 31, 2003 Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in that report or that may be disclosed from time to time in filings we make with the SEC or otherwise.

    All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

    The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto.

EXECUTIVE OVERVIEW

The Company

    The Majestic Star Casino, LLC and its subsidiaries (collectively, the "Company"), operate a riverboat gaming facility located in Gary, Indiana ("Majestic Star") and two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi" or "Fitzgeralds Tunica") and Black Hawk, Colorado (casino only) ("Barden Colorado" or "Fitzgeralds Black Hawk"). Fitzgeralds Tunica and Fitzgeralds Black Hawk are collectively referred to herein as the "Fitzgeralds Casinos." The Company, for a fee, manages the operations of Barden Nevada Gaming, LLC ("Barden Nevada" or "Fitzgeralds Las Vegas"). Fitzgeralds Las Vegas was spun off to Barden Development, Inc. ("BDI"), the Company's parent, effective on December 31, 2003. Because the spin-off of Fitzgeralds Las Vegas was effective December 31, 2003, the discussion of our historical operating results in this section does not include the financial results of Fitzgeralds Las Vegas except to the extent it is a discontinued operation.

Overall Operating Results

    Our consolidated gross operating revenues in the three month period ended March 31, 2004 of $77.3 million was an improvement over our consolidated gross operating revenues in the three month period ended March 31, 2003 of $71.3 million. The increase is primarily due to the March kick-off of our multi-media campaign featuring Mike Ditka as the Majestic Star's celebrity spokesperson, greater promotional activities, better weather conditions, particularly in and around the Black Hawk area, generally better market conditions, public acceptance of improvements we made during the year 2003 at our facilities, and displacement of customers from a competitor in the Black Hawk market. We had a consolidated net income of $0.5 million during the three-month period ended March 31, 2004 compared to a consolidated net income of $3.0 million during the three-month period ended March 31, 2003. The decline in net income is primarily due to higher gaming taxes of $1.6 million (of which Majestic Star accounts for $1.3 million), higher casino expenses of $2.8 million, a $2.2 million retroactive property tax accrual at Majestic Star, increased berthing fees of $0.5 million incurred by Majestic Star related to the Buffington Harbor Riverboats, LLC ("BHR") operations, and generally higher property taxes, insurance costs and reserves related to an unfavorable judgment to a lawsuit that relates back to the acquisition of Fitzgeralds Tunica in December 2001.

    An overview of the developments that affected our results during the quarter ended March 31, 2004, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results:

    - On October 7, 2003, the Company completed a refinancing of substantially all of its debt. As a result of the refinancing, the Company was able to issue debt and enter into a credit agreement with significantly lower interest rates. At March 31, 2004, the Company had $315.3 million of debt outstanding. At March 31, 2003, total debt outstanding was $281.8 million. Despite the increase in debt, the Company was able to reduce interest expense by $900,000 due to the lower interest rates of its current debt obligations.

    - We spent $25.7 million on capital expenditures in the first quarter of 2004, principally for the acquisition of approximately 170 acres of land from an affiliate. The purchase price of the land was $21.9 million and we paid $22.0 million, which includes capitalized legal fees and other costs associated with the purchase, to consummate the transaction. We also continue to invest in slot machine technology. At Majestic Star, approximately one-third of our casino floor or over 500 slot machines are equipped with ticket-in ticket-out ("TITO") technology. We anticipate the implementation of TITO on another 300 slot machines over the next few weeks with the majority of Majestic Star's slot machines equipped with TITO by year-end. We also plan to install TITO technology on approximately 200 slot machines at Fitzgeralds Tunica and approximately 120 slot machines at Fitzgeralds Black Hawk by the end of the year. We believe that TITO technology should lead to greater efficiency on our casino floor and longer slot machine playing times by our customers without interruptions.

     - We continue to purchase the latest slot machine product at all of our properties. We feel that the new slot machine product provides the game features and entertainment that our slot customers are looking for.

     - Majestic Star took a non-recurring $2.2 million charge related to retroactive property taxes. Please see the discussion in Note 7 to our consolidated financial statements.

     - At Majestic Star, we kicked-off our multimedia campaign featuring Mike Ditka as Majestic Star's celebrity spokesperson. As a result, the 12.5% growth rate of our casino revenues to $13.5 million for March 2004 was significantly higher (and set a record for casino revenues in a month) than the growth rate experienced by the four other casinos (less than 1.0%, on a combined basis), that comprise the northwest Indiana market.

     - The new Koko Taylor's Blues Cafe and Passports World Class Buffet at Buffington Harbor are being well accepted by our casino patrons. These two food outlets provide a different and improved dining experience for our customers. In addition, the casino and restroom remodeling project at Majestic Star that was completed in October 2003 has been well accepted by our casino patrons.

     - The City of Gary is expected to start construction in the summer of 2004 on a new road that will provide better access to Buffington Harbor and the 170 acres of property we acquired from an affiliate in February 2004. Road construction costs will be paid from public funds and is the first step to developing the 170 acres.

     - Within the Majestic Star vessel, construction of the new Don and Mike's Sports Bar was completed and the opening was on May 5, 2004. The Sports Bar offers sports entertainment on 13 flat screen TV's, coupled with a food and beverage operation. The Sports Bar contains approximately 40 slot machines and was constructed in the third floor players lounge. The new Sports Bar has allowed us to close our first floor snack bar so that we can expand our casino floor and add additional slot machines.

     - The Majestic Star festival area has been completed and the first event is scheduled for mid-June 2004. We have tentatively scheduled numerous additional events through the remainder of 2004. Majestic Star intends to utilize the festival area to expand its market reach.

     - On April 19, 2004, the Indiana Tax Court ruled on the matter of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of State Revenue ("Department of Revenue"). The decision denied Aztar's deduction of taxes paid on casino revenues when computing Indiana state income tax. Majestic Star has received notices of proposed assessments from the Department of Revenue for similar deductions taken on Majestic Star's Indiana state income tax returns. For the period 1996 to June 16, 2001, Majestic Star has been assessed $2.6 million by the Department of Revenue, exclusive of interest. Majestic Star has estimated potential additional tax liabilities of $2.7 million from the date of last assessment through March 31, 2004, exclusive of interest. Majestic Star is a limited liability company and its income and expenses pass to its member. Under the indenture governing the Company's $260.0 million 9 1/2% notes, the Company can and will make distributions to fund its member's tax liabilities. Aztar has announced that it will ask for a rehearing before the tax court; however, there is no certainty as to Aztar's success and the Company may have to make future distributions to its member.

     - In February 2004, Fitzgeralds Tunica completed a room remodeling project with improvements to approximately 100 of the property's 507 hotel rooms. The property is also making improvements to the second floor of its casino, which includes larger restrooms, enhanced cage and guest service areas and an expanded casino floor that when completed will provide space for 100 additional slot machines. It is anticipated that the project will be completed in June 2004. We also anticipate the implementation of a new slot monitoring and player tracking system in June 2004. The new system will give us the ability to better track and promote to our slot players.

     - The Tunica River Park had its grand opening on March 18, 2004. The Park is adjacent to our Fitzgeralds Tunica property. In addition, a sightseeing riverboat recommenced operations concurrent with the grand opening. Fitzgeralds Tunica can promote directly to passengers of the riverboat.

     - The Company's gaming and admissions tax increased $1.6 million during the first quarter of 2004 over the first quarter of 2003 as a result of higher casino revenues.

     - In early May, the Ho-Chunk Indian Tribe unveiled plans to develop a casino hotel complex in the south suburbs of Chicago. In addition, discussions have occurred on granting three to four new casino licenses in Illinois. These projects, if they materialize, could have a direct impact on Majestic Star. The Company will monitor this situation as it develops and will work to continue to enhance its gaming interests in the region and the economic benefits that it brings to the surrounding community.

     - The information contained above under "Statement on Forward Looking Information" and the competitive factors set forth in Item 1. Business, under the caption "Competition", in our December 31, 2003 Form 10-K have had and will continue to have an effect on our operations.

RESULTS OF OPERATIONS

    The following table sets forth information derived from the Company's statements of income expressed as a percentage of gross operating revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES


                                                       FOR THE
                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                              ------------------------
                                                 2004          2003
                                              ----------    ----------
OPERATING REVENUES:
  Casino                                            91.9%         91.5%
  Rooms                                              2.4%          2.7%
  Food and beverage                                  4.3%          4.5%
  Other                                              1.4%          1.3%
                                              ----------    ----------
Gross operating revenues                           100.0%        100.0%
  Less promotional allowances                        6.5%          6.3%
                                              ----------    ----------
Net operating revenues                              93.5%         93.7%
                                              ----------    ----------

OPERATING COSTS AND EXPENSES:
  Casino                                            29.9%         28.4%
  Rooms                                              0.6%          0.8%
  Food and beverage                                  1.9%          1.8%
  Other                                              0.3%          0.3%
  Gaming taxes                                      19.6%         19.0%
  Advertising and promotion                          4.9%          5.2%
  General and administrative (1)                    17.3%         13.1%
  Corporate expenses                                 1.1%          1.2%
  Economic incentive - City of Gary                  1.5%          1.5%
  Depreciation and amortization                      5.8%          6.2%
  Loss on investment in the BHR joint venture        0.8%          0.9%
  Loss on sale of assets                             0.0%          0.2%
                                              ----------    ----------
Total operating costs and expenses                  83.7%         78.6%
                                              ----------    ----------
Operating income                                     9.8%         15.1%
                                              ----------    ----------

OTHER INCOME (EXPENSES):
  Interest income                                     --           0.1%
  Interest expense                                  -9.1%        -11.2%
  Other non-operating expense                       -0.1%         -0.1%
                                              ----------    ----------
Total other expenses                                -9.2%        -11.2%
                                              ----------    ----------
Income from continuing operations                    0.6%          3.9%
  Income from discontinued operations                 --           0.3%
                                              ----------    ----------
Net income                                           0.6%          4.2%
                                              ==========    ==========

----------
(1) General and administrative expenses include the $2.2 million retroactive property tax accrual related to 2002 and 2003.

    The following table provides certain selected financial information from our consolidated statements of operations.

Consolidated


                                             FOR THE
                                        THREE MONTHS ENDED
                                             MARCH 31,           Percentage
                                     ------------------------     Increase
                                        2004          2003       (Decrease)
                                     ----------    ----------    ----------
                                         (in millions)
Casino revenues                      $     71.0    $     65.3           8.9%
Room revenues                               1.9           1.9          -2.7%
Food and beverage revenues                  3.3           3.2           3.9%
Other revenues                              1.1           0.9          13.3%
                                     ----------    ----------    ----------
  Gross operating revenues                 77.3          71.3           8.4%
Less promotional allowances                 5.0           4.4          12.2%
                                     ----------    ----------    ----------
  Net operating revenues                   72.3          66.9           8.1%
Operating expenses                         64.7          56.1          15.4%
                                     ----------    ----------    ----------
  Operating income                          7.6          10.8         -29.8%
Other expenses                             (7.1)         (8.0)        -11.1%
                                     ----------    ----------    ----------
  Income from continuing operations         0.5           2.8         -82.7%
Income from discontinued operation           --           0.2        -100.0%
                                     ----------    ----------    ----------
  Net income                         $      0.5    $      3.0         -84.0%
                                     ==========    ==========    ==========


    The following tables provide certain selected segment financial information for each of the Majestic Star, Fitzgeralds Tunica, and Fitzgeralds Black Hawk, as well as Majestic Investor Holdings (an intermediate holding company that owns Fitzgeralds Tunica and Fitzgeralds Black Hawk). All amounts are shown before corporate overhead.

Majestic Star

                                         FOR THE
                                    THREE MONTHS ENDED
                                         MARCH 31,           Percentage
                                 ------------------------     Increase
                                    2004          2003       (Decrease)
                                 ----------    ----------    ----------
                                       (in millions)
Casino revenues                  $     39.2    $     35.3          11.0%
Room revenues                            --            --            --
Food and beverage revenues              0.5           0.4          24.3%
Other revenues                          0.6           0.6           7.4%
                                 ----------    ----------    ----------
      Gross operating revenues         40.3          36.3          11.1%
Less promotional allowances             0.3           0.3           8.2%
                                 ----------    ----------    ----------
      Net operating revenues           40.0          36.0          11.1%
Operating expenses                     37.2          29.7          25.0%
                                 ----------    ----------    ----------
      Operating income                  2.8           6.3         -55.0%
Other expenses                         (6.6)         (3.6)         85.7%
                                 ----------    ----------    ----------
      Net (loss) income          $     (3.8)   $      2.7        -241.5%
                                 ==========    ==========    ==========

Fitzgeralds Tunica

                                        FOR THE
                                    THREE MONTHS ENDED
                                        MARCH 31,          Percentage
                                 -----------------------    Increase
                                    2004         2003      (Decrease)
                                 ----------   ----------   ----------
                                      (in millions)
Casino revenues                  $     22.8   $     21.8          4.5%
Room revenues                           1.9          1.9         -2.7%
Food and beverage revenues              2.3          2.4         -1.0%
Other revenues                          0.3          0.3         17.8%
                                 ----------   ----------   ----------
      Gross operating revenues         27.3         26.4          3.6%
Less promotional allowances             3.8          3.4         12.7%
                                 ----------   ----------   ----------
      Net operating revenues           23.5         23.0          2.3%
Operating expenses                     19.9         18.3          8.9%
                                 ----------   ----------   ----------
      Operating income                  3.6          4.7        -23.7%
Other income (expense)                  0.0          0.0        -16.9%
                                 ----------   ----------   ----------
      Net income                 $      3.6   $      4.7        -23.7%
                                 ==========   ==========   ==========

Fitzgeralds Black Hawk

                                         FOR THE
                                    THREE MONTHS ENDED
                                        MARCH 31,          Percentage
                                 -----------------------    Increase
                                    2004         2003      (Decrease)
                                 ----------   ----------   ----------
                                      (in millions)
Casino revenues                  $      9.1   $      8.1         11.6%
Room revenues                            --           --           --
Food and beverage revenues              0.5          0.5         10.7%
Other revenues                          0.1          0.1         46.2%
                                 ----------   ----------   ----------
      Gross operating revenues          9.7          8.7         11.8%
Less promotional allowances             0.9          0.8         11.5%
                                 ----------   ----------   ----------
      Net operating revenues            8.8          7.9         11.8%
Operating expenses                      6.8          6.5          4.0%
                                 ----------   ----------   ----------
      Operating income                  2.0          1.4         48.7%
Other income (expense)                   --           --           --
                                 ----------   ----------   ----------
      Net income                 $      2.0   $      1.4         48.7%
                                 ==========   ==========   ==========

Majestic Investor Holdings

                                                 FOR THE
                                            THREE MONTHS ENDED
                                                MARCH 31,           Percentage
                                        ------------------------     Increase
                                           2004          2003       (Decrease)
                                        ----------    ----------    ----------
                                             (in millions)
Casino revenues                         $       --    $       --            --
Room revenues                                   --            --            --
Food and beverage revenues                      --            --            --
Other revenues                                  --            --            --
                                        ----------    ----------    ----------
      Gross operating revenues                  --            --            --
Less promotional allowances                     --            --            --
                                        ----------    ----------    ----------
      Net operating revenues                    --            --            --
Operating expenses                              --           0.7         -89.5%
                                        ----------    ----------    ----------
      Operating loss                            --          (0.7)        -89.5%
Other expenses                                (0.5)         (4.4)        -89.3%
                                        ----------    ----------    ----------
      Loss from continuing operations         (0.5)         (5.1)        -89.3%
Income from discontinued operation              --           0.2        -100.0%
                                        ----------    ----------    ----------
      Net loss                          $     (0.5)   $     (4.9)        -88.8%
                                        ==========    ==========    ==========

    The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at the Majestic Star, Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

                                       FOR THE
                                 THREE MONTHS ENDED
                                      MARCH 31,
                              ------------------------
                                 2004          2003
                              ----------    ----------
Casino revenues                     50.7%         49.5%
Room revenues                         --            --
Food and beverage revenues           0.6%          0.6%
Other revenues                       0.8%          0.8%
                              ----------    ----------
  Gross operating revenues          52.1%         50.9%
Less promotional allowances          0.4%          0.5%
                              ----------    ----------
  Net operating revenues            51.7%         50.4%
Operating expenses                  48.1%         41.7%
                              ----------    ----------
  Operating income                   3.6%          8.7%
Other expenses                      -8.5%         -5.0%
                              ----------    ----------
  Net (loss) income                 -4.9%          3.7%
                              ==========    ==========

Fitzgeralds Tunica

                                       FOR THE
                                  THREE MONTHS ENDED
                                      MARCH 31,
                              ------------------------
                                 2004          2003
                              ----------    ----------
Casino revenues                     29.5%         30.6%
Room revenues                        2.4%          2.7%
Food and beverage revenues           3.0%          3.3%
Other revenues                       0.5%          0.4%
                              ----------    ----------
  Gross operating revenues          35.4%         37.0%
Less promotional allowances          5.0%          4.8%
                              ----------    ----------
  Net operating revenues            30.4%         32.2%
Operating expenses                  25.7%         25.6%
                              ----------    ----------
  Operating income                   4.7%          6.6%
Other expenses                       0.0%          0.0%
                              ----------    ----------
  Net income                         4.7%          6.6%
                              ==========    ==========

Fitzgeralds Black Hawk

                                       FOR THE
                                  THREE MONTHS ENDED
                                      MARCH 31,
                              ------------------------
                                 2004          2003
                              ----------    ----------
Casino revenues                     11.7%         11.3%
Room revenues                         --            --
Food and beverage revenues           0.7%          0.7%
Other revenues                       0.1%          0.1%
                              ----------    ----------
  Gross operating revenues          12.5%         12.1%
Less promotional allowances          1.1%          1.0%
                              ----------    ----------
  Net operating revenues            11.4%         11.1%
Operating expenses                   8.8%          9.2%
                              ----------    ----------
  Operating income                   2.6%          1.9%
Other expenses                        --            --
                              ----------    ----------
  Net income                         2.6%          1.9%
                              ==========    ==========

Majestic Investor Holdings

                                                   FOR THE
                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           -----------------------
                                              2004         2003
                                           ----------   ----------
Casino revenues                                    --           --
Room revenues                                      --           --
Food and beverage revenues                         --           --
Other revenues                                     --           --
                                           ----------   ----------
  Gross operating revenues                         --           --
Less promotional allowances                        --           --
                                           ----------   ----------
  Net operating revenues                           --           --
Operating expenses                                0.1%         0.9%
                                           ----------   ----------
  Operating loss                                 -0.1%        -0.9%
Other expenses                                   -0.6%        -6.2%
                                           ----------   ----------
  Loss from continuing operations                -0.7%        -7.1%
Income from discontinued operations                --          0.3%
                                           ----------   ----------
  Net loss                                       -0.7%        -6.8%
                                           ==========   ==========

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

    Consolidated gross operating revenues for the first quarter of 2004 increased $6.0 million or 8.4% over consolidated gross operating revenues recorded in the first quarter of 2003. This increase is primarily attributable to increases in consolidated casino revenues at all three of our casinos. Consolidated casino revenues were up $3.9 million at Majestic Star, $1.0 million at Fitzgeralds Tunica and $0.9 million at Fitzgeralds Black Hawk for the first quarter of 2004 as compared to the first quarter of 2003. The increase in our consolidated casino revenues represents 96.7% of the increase in our consolidated gross operating revenues.

    Consolidated casino revenues increased $5.8 million or 8.9% to $71.0 million during the first quarter of 2004 as compared to the first quarter of 2003. Majestic Star accounted for 67.0% of the increase to consolidated casino revenues, which primarily resulted from the March 2004 kick-off of a multimedia advertising campaign featuring former Chicago Bears player and coach, Mike Ditka, as the property's celebrity spokesperson, more aggressive direct mail and cash promotional efforts, and the positive acceptance by our customers of the new Koko Taylor's Blues Cafe and Passports World Class Buffet at Buffington Harbor along with the casino and restroom facility improvements made at Majestic Star during 2003.

    Casino revenue was higher at Fitzgeralds Black Hawk because of management's continued focus on maximizing yield on marketing and promotional activities, generally better economic conditions, improved weather conditions particularly in March of this year versus March of last year, and displacement of customers from a competitor that is undergoing remodeling and construction. With respect to Fitzgeralds Black Hawk, the maximum wager is $5.00. Fitzgeralds Tunica's increase in casino revenue resulted from better market conditions and increases in direct mail and patron complimentary allowances. Higher levels of direct mail and patron complimentary allowances reflect a shift in strategy from the first quarter of 2003 and were implemented to address the increasing competitiveness of the market.

    Consolidated promotional allowances increased $0.5 million or 12.2% in the first quarter of 2004 as compared to the first quarter of 2003, primarily due to increases in casino related promotional cash activities and higher levels of complimentaries at Fitzgeralds Tunica in an effort to increase revenues and to remain competitive in the Tunica market. Promotional allowances at Fitzgeralds Tunica increased $0.4 million in the first quarter of 2004 or 12.7% as compared to the first quarter of 2003 and represents 79.6% of the consolidated increase.

    Total consolidated operating expenses increased $8.6 million or 15.4% in the first quarter of 2004 as compared to the first quarter of 2003, due primarily to company wide increases in casino expenses of $2.8 million, gaming taxes of $1.6 million and general and administrative expenses of $4.1 million.

    Consolidated casino expenses were $23.1 million in the first quarter of 2004, an increase of $2.8 million or 14.0% from the same period in 2003. The increase in casino expenses is due in part to increased business volumes at all of the properties, especially at Majestic Star, which comprised 65.6% of the quarter over quarter increase. Casino expenses were higher due to greater levels of cash promotional activities directed toward our casino guests, higher progressive expenses as we had some large progressive jackpots in the first quarter of 2003 and increased costs of comps provided to our casino guests, particularly at Fitzgeralds Tunica.

    Consolidated gaming taxes increased $1.6 million or 11.8% to $15.2 million in the first quarter of 2004 from the first quarter or 2003 primarily because of the increased casino revenues at all of our properties, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $1.1 million increase in gaming taxes and a $0.2 million increase in admission tax. The tax structures and rates were similar at all of our casinos in the first quarter of 2004 and the first quarter of 2003.

    Consolidated general and administrative expenses increased $4.1 million or 44.1% to $13.4 million in the first quarter of 2004 from the first quarter of 2003. The increase in general and administrative expense in the first quarter of 2004 was mostly due to events occurring at Majestic Star, which comprised $3.3 million of the increase. The most significant item affecting general and administrative expense at Majestic Star was a $2.2 million increase in retroactive property tax accruals for the years 2002 and 2003 (see Note 7 under the heading "Property Taxes"). Majestic Star also incurred greater berthing fee expenses of $0.5 million related to the operations of BHR, and $0.3 million of higher current quarter property taxes and insurance costs. Fitzgeralds Tunica recognized greater costs of $0.9 million. The increases come primarily from payroll and benefit expenses, higher insurance and claim costs, and a $0.4 million reserve for a recent judgment to a lawsuit against Fitzgeralds Tunica pertaining to certain events alleged to have occurred on about December 7, 2001 in connection with Investor Holdings' acquisition of Fitzgeralds Tunica from its former owner (see Part II, Item 1. Legal Proceedings).

    Consolidated other expenses consist primarily of interest expense, which declined by $0.9 million in the first quarter of 2004 as compared to the same period in 2003. The reduced interest expense is the result of the October 7, 2003 purchase and redemption of all of The Majestic Star Casino, LLC's $130.0 million 10 7/8% notes and purchase of 89.3% of Majestic Investor Holdings LLC's $151.8 million 11.653% notes. To purchase and redeem these notes, and pay the related premium thereon, the Company issued $260.0 million of 9 1/2% notes and entered into an $80.0 million credit facility. During the quarter ended March 31, 2004, the Company paid interest on advances under the credit facility at interest rates ranging from 4.37% to 4.75%.

    The Company is recognizing income from discontinued operations of $0.2 million in the first quarter of 2003. The income from discontinued operations relates to Fitzgeralds Las Vegas, which was spun off to BDI on December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations with internal cash flow from our operations and borrowings under our line of credit. We generate substantial cash flows from operating activities. For the quarter ended March 31, 2004 and 2003, we reported cash flows from operating activities of $12.2 million and $14.6 million, respectively. We use our cash flows to meet our cash requirements, which consist principally of financing our operations, meeting our debt service requirements, and making distributions to BDI under the manager agreement. During the quarter we used our line of credit to partially finance capital expenditures, including the acquisition of 170 acres of land, plus associated legal fees and other costs, from an affiliate.

    At March 31, 2004, $39.0 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $20.5 million at March 31, 2004, compared to $22.1 million at December 31, 2003. For the quarter ended March 31, 2004, the Company spent $25.7 million for property, plant and equipment, which consisted principally of the land acquisition mentioned previously, the construction of a new administrative building and integration of slot machines with ticket-in ticket-out technology ("TITO") at Majestic Star, expansion of our casino floor and implementation of a new slot marketing and player tracking system at Fitzgeralds Tunica and our continued investment in the newest slot machines at each of our properties. During the first quarter of 2003, the Company spent $2.0 million primarily on the purchase of land and a building, technology enhancements and gaming equipment. For the remainder of 2004, the Company anticipates spending an additional $14.3 million on capital expenditures. This amount will be primarily directed toward purchasing new slot machines, the continued implementation of the new slot marketing and player tracking system at Fitzgeralds Tunica, integrating almost all of Majestic Star's slot machines with TITO and installing TITO on selected slot machines at Fitzgeralds Tunica and Fitzgeralds Black Hawk. We believe that TITO technology will lead to greater efficiency on our casino floor, thus providing cost savings, and longer slot machine playing times by our customers without interruptions, which should enhance our casino revenues.

    Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated normal operating requirements for working capital, its planned capital expenditures and its significant contractual obligations with respect to amounts outstanding under the $80.0 million credit facility, the 11.653% notes, and the 9 1/2% notes, payments to BHR, and lease payments to BHPA. The majority of principal payments on our senior debt is not due until October 2010. However, the Company will be required to pay $16.3 million still outstanding on the 11.653% notes, plus accrued interest thereon, and any amounts outstanding on the $80.0 million credit facility, plus accrued interest thereon, in 2007. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

    While we continue to evaluate potential opportunities to expand our existing casinos or to pursue other growth opportunities, we may not have sufficient funds to finance such strategic projects under our existing debt agreements, which also limits our ability to incur additional debt. The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company. If necessary and to the extent permitted under the indenture governing the 9 1/2% notes, the Company will seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds. The recent retroactive property tax accrual as explained above and the ruling on the matter of Aztar Indiana Gaming Corporation
v. Indiana Department of State Revenue as more fully described in Part II Item 1, Legal Proceedings, could have a material impact on the Company's liquidity.


    On May 4, 2004, the Company and the lenders to the $80.0 million credit facility agreed to the form of an amendment to the loan and security agreement (attached as Exhibit 10.1 to this Form 10-Q). The amendment modifies the definition of EBITDA to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to the previously discussed retroactive property tax adjustment at Majestic Star. The modified definition of EBITDA is effective as of December 31, 2003. Without the amendment, the Company would have not met the required $13.9 million EBITDA covenant for the quarter ended March 31, 2004.

    As of March 31, 2004, the Company had $41.0 million available on its $80.0 million credit facility.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

    There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Except as described below, management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition, results of operations or cash flows.

    On April 19, 2004, the Indiana Tax Court ruled on the matter of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of State Revenue ("Department of Revenue"). Aztar operates a riverboat casino in Indiana. The ruling denied Aztar's deductions claimed on its Indiana income tax returns for taxes paid on gaming revenues to the state. This ruling has significant implications for all Indiana casinos. Majestic Star has been issued notices of proposed assessments by the Department of Revenue totaling $2.6 million for the period 1996 to June 16, 2001. While Majestic Star is a limited liability company and its income and expenses pass to its member, the Department of Revenue has taken the position that Majestic Star had a requirement to withhold and remit state income tax. No assessment has been issued by the Department of Revenue for any tax period subsequent to June 16, 2001, but the Company estimates that if the assessment were extended through the latest reporting date of March 31, 2004, there would be an additional tax liability of approximately $2.7 million, plus interest. This additional tax liability amount would be adjusted against any net taxable income or losses previously reported to the state by our member. In addition, to date, Majestic Star has not been charged a penalty for the claim it failed to withhold and remit the taxes to the state. Aztar has announced that it will request a rehearing of the tax court ruling. If the outcome of the rehearing is unfavorable to Aztar, then the Company's member could similarly be required to pay additional taxes to the State of Indiana, along with interest. Under its loan indenture, the Company is allowed to make distributions to its member for tax purposes, and the Company intends to do so when this matter is ultimately resolved. Any payments would be recorded as distributions to its member.

         In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The lawsuit pertains to certain events alleged to have occurred on or about December 7, 2001 in connection with Investor Holdings' acquisition of Fitzgeralds Tunica from its former owner. The plaintiff was seeking back pay, front pay, compensatory damages and punitive damages in excess of $3.5 million. The former owner of Fitzgeralds Tunica has been dismissed from the case. After a three-day bench trial against Barden Mississippi, on May 6, 2004, the Judge awarded the plaintiff $312,006, which incorporates back pay, emotional distress and punitive damages plus an additional sum for reasonable attorney fees in an amount that has not yet been determined. The Company has established a reserve at March 31, 2004 for the award in the amount of $392,006 along with $35,000 for the Company's attorney fees. The Company intends to appeal the judgment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit No.       Description of Document
         -----------       -----------------------
         10.1              Amendment Number One to Loan And Security Agreement
                           by and between The Majestic Star Casino, LLC and
                           each of its guarantor subsidiaries and the lenders
                           to the $80.0 million senior secured credit facility

         10.2 Six month extension to the Employment Agreement for the Chief Financial Officer of the Company

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

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002


     (b) Reports on Form 8-K.

         On January 15, 2004, the Company filed a report on Form 8-K under Items 2 and 7 to furnish information regarding the spin-off of Barden Nevada to BDI.

         On March 2, 2004, the Company filed a report on Form 8-K under Items 7, 9 and 12 to furnish a press release announcing the Company's financial results for its quarter and year ended December 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2004

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
-----------------
Don H. Barden
Manager, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
-----------------
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               10-Q EXHIBIT INDEX

         EXHIBIT NO.       DESCRIPTION OF DOCUMENT
         -----------       -----------------------
         10.1              Amendment Number One to Loan And Security Agreement
                           by and between The Majestic Star Casino, LLC and each
                           of its guarantor subsidiaries and the lenders to the
                           $80.0 million senior secured credit facility

         10.2 Six month extension to the Employment Agreement for the Chief Financial Officer of the Company

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302.

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302.

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002