Form 10-Q
period 2004-06-30
MAJESTIC STAR CASINO LLC
filed 2004-08-16
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                   or

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-06489

INDIANA                  THE MAJESTIC STAR CASINO, LLC          43-1664986
INDIANA             THE MAJESTIC STAR CASINO CAPITAL CORP.      35-2100872

(State or other            (Exact name of registrant as      (I.R.S. Employer
jurisdiction of            specified in its charter)         Identification No.)
incorporation or
organization)
                               301 FREMONT STREET
                             LAS VEGAS, NEVADA 89101
                                 (702) 388-2224
          (Address of principal executive offices and telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   __X__   No   _____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes _____     No __X__


As of June 30, 2004, shares outstanding of each of the registrant's classes of common stock:

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

                Consolidated Balance Sheets as of June 30, 2004 (unaudited)
                and December 31, 2003......................................................1

                Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (unaudited)...................................2

                Consolidated Statements of Changes in Member's Deficit for the six
                months ended June 30, 2004 (unaudited) and the year ended
                December 31, 2003..........................................................3

                Consolidated Statements of Cash Flows for the six months ended
                June 30, 2004 and 2003 (unaudited).........................................4

                Notes to Consolidated Financial Statements.................................6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................32

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................50

       Item 4.  Controls and Procedures....................................................50

PART II         OTHER INFORMATION

       Item 1.  Legal Proceedings..........................................................52

       Item 5.  Other Information..........................................................53

       Item 6.  Exhibits and Reports on Form 8-K...........................................54

       SIGNATURES..........................................................................S-1

                                     PART I

                              FINANCIAL INFORMATION




                                     ITEM 1

                        CONSOLIDATED FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           June 30,               December 31,
                                                                                             2004                    2003
                                                                                         -------------           -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                            $  20,712,582           $  22,058,016
    Restricted cash                                                                          1,790,008               1,400,000
    Accounts receivable, less allowance for doubtful accounts of $361,159 and
      $258,546 as of June 30, 2004 and December 31, 2003, respectively                       2,746,775               2,212,546
    Inventories                                                                                721,527                 707,685
    Prepaid expenses                                                                         5,116,977               2,126,583
    Receivable from affiliate                                                                  120,698                 210,135
    Note receivable due from related party                                                      66,000                 133,000
                                                                                         -------------           -------------
      Total current assets                                                                  31,274,567              28,847,965
                                                                                         -------------           -------------

Property, equipment and improvements, net                                                  164,853,654             142,167,931
Intangible assets, net                                                                       8,575,080               9,249,247
Goodwill                                                                                     5,922,398               5,922,398

Other assets:
    Deferred financing costs, net of accumulated amortization of $1,140,649 and
      $552,079 as of June 30, 2004 and December 31, 2003, respectively                       5,810,502               6,289,187
    Investment in Buffington Harbor Riverboats, LLC                                         28,566,851              29,733,594
    Other assets                                                                             8,847,871              11,004,456
                                                                                         -------------           -------------
      Total other assets                                                                    43,225,224              47,027,237
                                                                                         -------------           -------------

Total Assets                                                                             $ 253,850,923           $ 233,214,778
                                                                                         =============           =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Accounts payable                                                                     $   2,602,657           $   6,387,955
    Payable to related party                                                                        --                     247
    Accrued liabilities:
      Payroll and related                                                                    6,648,146               6,487,107
      Interest                                                                               5,661,579               6,023,703
      Progressive jackpots                                                                   3,147,238               2,673,662
      Slot club liabilities                                                                    766,081                 498,070
      Other accrued liabilities                                                             14,794,891              11,595,665
                                                                                         -------------           -------------
      Total current liabilities                                                             33,620,592              33,666,409
                                                                                         -------------           -------------

Long-term debt, net of current maturities                                                  321,464,897             301,715,324
                                                                                         -------------           -------------

Total Liabilities                                                                          355,085,489             335,381,733
                                                                                         -------------           -------------

Member's Deficit                                                                          (101,234,566)           (102,166,955)
                                                                                         -------------           -------------

Total Liabilities and Member's Deficit                                                   $ 253,850,923           $ 233,214,778
                                                                                         =============           =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                For The Three Months Ended         For The Six Months Ended
                                                                         June 30,                          June 30,
                                                              ------------------------------    ------------------------------
                                                                  2004              2003            2004             2003
                                                              -------------    -------------    -------------    -------------
OPERATING REVENUES:
    Casino                                                    $  70,609,286    $  63,802,275    $ 141,651,789    $ 129,058,478
    Rooms                                                         1,919,669        1,960,836        3,793,506        3,886,505
    Food and beverage                                             3,124,713        3,142,537        6,469,173        6,362,735
    Other                                                         1,155,236        1,049,370        2,214,880        1,984,535
                                                              -------------    -------------    -------------    -------------
      Gross revenues                                             76,808,904       69,955,018      154,129,348      141,292,253
    Less promotional allowances                                   5,087,860        4,480,749       10,115,635        8,961,707
                                                              -------------    -------------    -------------    -------------
      Net operating revenues                                     71,721,044       65,474,269      144,013,713      132,330,546
                                                              -------------    -------------    -------------    -------------

OPERATING COSTS AND EXPENSES:
    Casino                                                       22,264,933       21,656,312       45,372,451       41,933,831
    Rooms                                                           467,054          660,398          932,296        1,263,235
    Food and beverage                                             1,376,421        1,378,337        2,833,863        2,678,940
    Other                                                           323,551          267,487          565,084          519,658
    Gaming taxes                                                 15,327,424       15,166,124       30,511,538       28,741,745
    Advertising and promotion                                     4,183,041        3,565,906        7,932,297        7,267,844
    General and administrative                                   10,308,799        9,327,378       23,734,381       18,646,500
    Corporate expense                                               874,680          777,843        1,680,286        1,661,030
    Economic incentive - City of Gary                             1,159,082        1,011,164        2,336,237        2,071,411
    Depreciation and amortization                                 4,595,487        4,400,462        9,095,333        8,796,965
    Loss on investment in Buffington Harbor Riverboats, LLC         625,507          595,159        1,238,348        1,199,180
    Loss (gain) on disposal of assets                                18,302           (8,762)          19,357          100,958
                                                              -------------    -------------    -------------    -------------
      Total operating costs and expenses                         61,524,281       58,797,808      126,251,471      114,881,297
                                                              -------------    -------------    -------------    -------------

      Operating income                                           10,196,763        6,676,461       17,762,242       17,449,249
                                                              -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                                                   5,289           26,266           10,403           62,008
    Interest expense                                             (7,196,240)      (7,955,890)     (14,254,285)     (15,911,688)
    Other non-operating expense                                     (95,639)         (46,640)        (123,847)         (94,454)
                                                              -------------    -------------    -------------    -------------
      Total other expense                                        (7,286,590)      (7,976,264)     (14,367,729)     (15,944,134)
                                                              -------------    -------------    -------------    -------------

      Income (loss) from continuing operations                    2,910,173       (1,299,803)       3,394,513        1,505,115

DISCONTINUED OPERATION
    Loss from discontinued operation                                     --         (329,694)              --          (99,395)
                                                              -------------    -------------    -------------    -------------

      Net income (loss)                                       $   2,910,173    $  (1,629,497)   $   3,394,513    $   1,405,720
                                                              =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
  For the Six Months Ended June 30, 2004 and the Year Ended December 31, 2003
                                  (unaudited)

                                                                                                       Member's Deficit
                                                                                                       ----------------
BALANCE, DECEMBER 31, 2002                                                                             $  (24,174,562)
Net loss                                                                                                  (43,851,974)
Distributions to Barden Development, Inc.                                                                  (6,065,213)
Distribution of Barden Nevada Gaming, LLC to Barden
   Development, Inc.                                                                                      (27,515,400)
Cash paid in excess of historical cost for land purchased from a related party                               (559,806)
                                                                                                       ----------------
BALANCE, DECEMBER 31, 2003                                                                             $ (102,166,955)
Net income                                                                                                  3,394,513
Distribution to Barden Development, Inc.                                                                   (2,462,124)
                                                                                                       ----------------
BALANCE, JUNE 30, 2004                                                                                 $ (101,234,566)
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

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              For the six months ended
                                                                                                      June 30,
                                                                                        ------------------------------------
                                                                                              2004             2003 (1)
                                                                                        -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $     3,394,513    $    1,405,720
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                                                              7,764,091         7,489,647
    Amortization                                                                              1,331,242         2,681,069
    Loss on investment in Buffington Harbor Riverboats, LLC                                   1,238,348         1,199,180
    Loss on disposal of assets                                                                   19,357           100,958
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable, net                                            (534,229)           16,325
    (Increase) decrease in inventories                                                          (13,842)           23,788
    Increase in prepaid expenses                                                             (3,021,845)       (1,307,754)
    Decrease in other assets                                                                    680,752           292,229
    Decrease in accounts payable                                                             (3,785,298)         (576,759)
    Increase in related parties payables                                                         89,189                --
    Increase in accrued payroll and other expenses                                              161,039            58,616
    (Decrease) increase in accrued interest                                                    (362,124)        7,068,756
    Increase in other accrued liabilities                                                     3,940,375           114,280
                                                                                           ------------      ------------
      Net cash provided by operating activities                                              10,901,568        18,566,055
                                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                                                (390,008)         (250,000)
    Acquisition of property and equipment                                                   (29,160,744)       (5,823,805)
    Cash paid in excess of historical cost for land purchased from a related party                   --          (559,806)
    Decrease in prepaid leases and deposits                                                       7,284                --
    Investment in Buffington Harbor Riverboats, LLC                                             (71,606)            3,500
    Proceeds from disposal of equipment                                                         191,573            48,739
                                                                                           ------------      ------------
      Net cash used in investing activities                                                 (29,423,501)       (6,581,372)
                                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance cost for the 9 1/2% senior secured notes                                           (58,652)               --
    Issuance cost for the 11.653% senior secured notes (2)                                           --            (2,337)
    Issuance cost for the $80.0 million secured credit facility                                 (51,232)               --
    Proceeds from line of credit                                                             27,901,293                --
    Repayment of line of credit                                                              (8,219,786)               --
    Repayment of notes from related parties                                                      67,000         1,067,000
    Repayment of long-term debt                                                                      --           (94,392)
    Distribution to Barden Development, Inc.                                                 (2,462,124)       (3,565,980)
                                                                                           ------------      ------------
      Net cash provided by (used in) financing activities                                    17,176,499        (2,595,709)
                                                                                           ------------      ------------

Net (decrease) increase in cash and cash equivalents                                         (1,345,434)        9,388,974

Cash and cash equivalents, beginning of period                                               22,058,016        24,547,881
                                                                                           ------------      ------------

Cash and cash equivalents, end of period                                                   $ 20,712,582      $ 33,936,855
                                                                                           ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                -------------------------------
                                                                                   2004              2003 (1)
                                                                                -----------        ------------
NON-CASH INVESTING ACTIVITIES:
    Credit received from Naming Rights Agreement and applied to acquisition
    of 170 acres of property from an affiliate                                  $ 1,500,000        $         --
                                                                                ===========        ============



(1) Contained within the June 30, 2003 consolidated statement of cash flows are the cash flow activities of Barden Nevada Gaming, LLC, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003.

(2) Effective on October 7, 2003, with the purchase and retirement of all but $16.3 million of the 11.653% Senior Secured Notes, the remaining 11.653% notes that were not purchased became unsecured obligations of the Company (See Note 6, Long-term debt).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

       The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating the offering of The Majestic Star Casino, LLC's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. On October 7, 2003, the Company issued $260.0 million 9 1/2% senior secured notes (the "9 1/2% notes") and entered into an $80.0 million credit facility (the"$80.0 million credit facility"). The proceeds from the 9 1/2% notes and $28.0 million from the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase approximately 89.3%, or $135.5 million, of the 11.653% notes (see Note 6 for a further discussion of the debt refinancing and the 9 1/2% notes).

       Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2.  BASIS OF PRESENTATION

       The accompanying consolidated financial statements are unaudited. All inter-company transactions and balances have been eliminated. Investments in affiliates in

                          THE MAJESTIC STAR CASINO, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

       In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC's Annual Report on Form 10-K for the year ended December 31, 2003.

SPIN-OFF

       The spin-off of Fitzgeralds Las Vegas to Barden Development, Inc. ("BDI"), our member, occurred on December 31, 2003. As such, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our consolidated balance sheets as of June 30, 2004 or at December 31, 2003. The consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 do not include the activities of Fitzgeralds Las Vegas. However, the consolidated statement of operations recognizes Fitzgeralds Las Vegas as a discontinued operation for the three and six months ended June 30, 2003.

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

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


without charge are included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:

                             For the three months ended June 30,          For the six months ended June 30,
                           ---------------------------------------     ---------------------------------------
                                 2004                  2003                  2004                  2003
                           -----------------     -----------------     -----------------     -----------------
Hotel                      $        584,717      $        377,503      $      1,148,384      $        726,649
Food and Beverage                 2,141,247             2,266,507             4,318,654             4,354,984
Other                               114,616               109,937               236,038               211,388
                           -----------------     -----------------     -----------------     -----------------
     Total                 $      2,840,580      $      2,753,947      $      5,703,076      $      5,293,021
                           =================     =================     =================     =================



       The estimated retail value of such promotional allowances is included in operating revenues as follows:

                             For the three months ended June 30,          For the six months ended June 30,
                           ---------------------------------------     ---------------------------------------
                                 2004                  2003                  2004                  2003
                           -----------------     -----------------     -----------------     -----------------
Hotel                      $      1,249,775      $        843,340      $      2,431,230      $      1,669,299
Food and Beverage                 2,073,771             2,246,790             4,393,272             4,550,359
Other                               337,383               285,527               651,183               584,012
                           -----------------     -----------------     -----------------     -----------------
     Total                 $      3,660,929      $      3,375,657      $      7,475,685      $      6,803,670
                           =================     =================     =================     =================


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

       In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R ("FIN46R"), "Consolidation of Variable Interest Entities -- an interpretation of Accounting Research Bulletin No. 51" (revised December
2003). FIN46R addresses consolidation by business enterprises of certain variable interest entities. Application of FIN46R is required in financial statements of public entities that have interests in variable interest entities for periods ending December 15, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. Adoption of FIN46R did not have a material impact on the Company's financial statements for the period ending June 30, 2004

NOTE 3.  RESTRICTED CASH

       As of December 31, 2003, restricted cash relating to the Company's self-insured workers compensation programs totaled $1.4 million. The Majestic Star Casino, LLC

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purchased a $0.9 million certificate of deposit to secure a letter of credit related to the Majestic Star workers compensation program. The certificate of deposit is recorded as restricted cash. Investor Holdings maintains a letter of credit in the amount of $0.5 million for the self-insured workers compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. The bank that issued the $0.5 million letter of credit has restricted the cash of Investor Holdings in an equivalent amount as security for the letter of credit.

       Restricted cash increased to $1.8 million as of June 30, 2004. The Company was required to post a bond in the amount of $0.4 million to appeal an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi (see Note 7). The insurance company that issued the bond on behalf of the Company required that the bond be secured. The Company secured the bond with a $0.4 million letter of credit. The bank that issued the letter of credit restricted the cash of the Company by the same amount.


NOTE 4.  INTANGIBLE ASSETS

       Intangible assets at Investor Holdings primarily include $7.8 million for customer relationships and $3.4 million for trade names. The $0.7 million intangible asset represents an excursion license for a riverboat, which commenced full operations on March 18, 2004. Intangible assets for customer relationships and trade names are being amortized over periods of 8 and 10 years, respectively. The riverboat excursion license is being amortized over 15 years, the period of the license. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment tests at least annually.

       The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of June 30, 2004 and December 31, 2003 are as follows:

 As of June 30, 2004                      Gross Carrying       Accumulated           Net Amount        Expected
---------------------                         Amount           Amortization        June 30, 2004         Life
                                        -----------------   -----------------  --------------------  -----------
Amortized intangible assets:                                  (in thousands)
     Customer relationship              $          7,840    $        (2,517)   $             5,323        8 yrs
     Trade names                                   3,450               (886)                 2,564       10 yrs
     Riverboat excursion license                     700                (12)                   688       15 yrs
                                        -----------------   -----------------  --------------------
 Total intangible assets                $         11,990    $        (3,415)   $             8,575
                                        =================   =================  ====================


 As of December 31, 2003                   Gross Carrying       Accumulated         Net Amount        Expected
-------------------------                     Amount           Amortization      December 31, 2003       Life
                                        -----------------   -----------------  --------------------  -----------
Amortized intangible assets:                                  (in thousands)
     Customer relationship              $          7,840    $        (2,033)   $             5,807      8 yrs
     Tradename                                     3,450               (708)                 2,742     10 yrs
     Riverboat excursion license                     700                   -                   700     15 yrs
                                        -----------------   -----------------  --------------------
 Total intangible assets                $         11,990    $        (2,741)   $             9,249
                                        =================   =================  ====================



The amortization expense recorded on the intangible assets was $0.3 million and $0.7

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, respectively, for the three-month and six-month periods ended June 30, 2004 and for the same periods in 2003.

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

       On August 9, 2004, Trump Hotels and Casino Resorts, Inc. ("THCR") announced a plan to restructure THCR's public indebtedness and recapitalize THCR. THCR is the parent to Trump. According to the announcement, in order to accomplish the restructuring, THCR intends to enter into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code at the end of September 2004. THCR also stated that it intends to maintain its current level of operations during the Chapter 11 proceedings.

       The Company has paid to BHR approximately $1.2 million and $3.9 million of berthing fees for the three and six months ended June 30, 2004, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2003, respectively. Such amounts are recorded in general and administrative expense in the consolidated statement of operations. During the six months ended June 30, 2004, substantially all of the restaurants and food and beverage services at BHR were operated by third parties. During the first six months of 2003, BHR owned and operated a buffet, which closed in February 2003 and re-opened in December 2003 as Passports -- A World Class Buffet ("Passports") and South Shore Grill, which closed at the end of 2003 and later re-opened as Koko Taylor's Blues Cafe. Passports and Koko Taylor's Blues Cafe are owned and operated by a third party. The Company sends guests to these restaurants, and food and beverage operators and the proprietors of these businesses charge the Company for the meals served. The Company paid approximately $0.6 million and $1.1 million to these restaurants and the other food and beverage operators at BHR in the three and six month periods ended June 30, 2004. In addition, the Company has reimbursed BHR for valet services in the amount of $14,000 and $40,000 in the three and six month periods ended June 30, 2004. Food, beverage and valet costs are recorded in casino expense in the Company's Consolidated Statements of Operations. The Company paid approximately $0.2 million and $0.4 million for food, beverage and valet services in the three and six months ended June 30, 2003, respectively. After the Company and Trump reimburse

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property. The allocated net losses are approximately $0.6 million and $1.2 million for the three and six month periods ended June 30, 2004 and 2003, and are classified as "Loss on investment in Buffington Harbor Riverboats, LLC" on the Company's Consolidated Statements of Operations.

    The following represents selected financial information for BHR as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, respectively:

                                                   June 30,       December 31,
                 BALANCE SHEETS                      2004            2003
                                                --------------  ---------------

 Cash                                           $      215,574  $        82,639
 Current assets, excluding cash                      3,232,694        5,013,217
 Property, plant and equipment, net                 59,484,632       61,881,975
 Other assets                                           98,511          101,248
                                                --------------  ---------------

 Total assets                                   $   63,031,411  $    67,079,079
                                                ==============  ===============

 Current liabilities                            $    5,509,218  $     7,223,402
 Capital lease obligation, net of current              388,491          388,491
                                                --------------  ---------------

 Total liabilities                                   5,897,709        7,611,893

 Total members' equity                              57,133,702       59,467,186
                                                --------------  ---------------

 Total liabilities and members' equity          $   63,031,411  $    67,079,079
                                                ==============  ===============

 The Majestic Star Casino, LLC member's equity  $   28,566,851  $    29,733,593

                                                ==============  ===============


                                                  For the three months ended        For the six months ended
                                                           June 30,                         June 30,
                                                -------------------------------  -------------------------------
              STATEMENTS OF INCOME                  2004             2003             2004            2003
                                                --------------  ---------------  ---------------  --------------

 Gross revenue                                  $    3,629,217  $     3,338,168  $     5,584,238  $    6,715,976

 Gross profit                                   $    2,979,554  $     2,872,688  $     4,349,936  $    5,703,692

 Operating loss                                 $   (1,250,813) $    (1,189,306) $    (2,476,358) $   (2,393,046)

 Net loss                                       $   (1,251,015) $    (1,190,326) $    (2,476,694) $   (2,398,367)


                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  LONG-TERM DEBT


                                                                                            June 30,           December 31,
                                                                                              2004                 2003
                                                                                         ---------------     ----------------
Long-term debt outstanding at June 30, 2004 and December 31, 2003 is as follows:

$260,000,000 senior secured notes, bearing interest of 9 1/2% payable semi-annually on October 15 and April 15, with a final payment of principal and interest due on October 15, 2010; collateralized by The Majestic Star Casino,
LLC's equity interests, and its equity interests in the subsidiary guarantors, and substantially all of the assets of The Majestic Star Casino, LLC and the
assets of its subsidiary guarantors, other than the excluded assets.                     $   260,000,000     $    260,000,000


$80,000,000 credit facility, which expires in October 2007, bears interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo
Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the Loan and Security Agreement). The credit facility is secured by The Majestic Star Casino, LLC's equity interests and its equity interests in the subsidiary guarantors, and substantially all the assets of The Majestic Star Casino, LLC and the assets of its subsidiary guarantors,
other than the excluded assets.                                                               45,640,000           25,958,493


$16,290,000 unsecured notes payable, net of unamortized discount of $465,103 and
$533,169 at June 30, 2004 and December 31, 2003, respectively. Investor Holdings pays interest at a rate of 11.653% on the notes. Interest is paid semi-annually on May 31 and November 30, with a final payment of principal and interest due on
November 30, 2007. On October 7, 2003, the notes became unsecured obligations of
Investor Holdings.                                                                            15,824,897           15,756,831
                                                                                         ---------------     ----------------

Long-term debt                                                                           $   321,464,897     $    301,715,324


Less current maturities                                                                               -                    -
                                                                                         ---------------     ----------------


Total long-term debt                                                                     $   321,464,897      $   301,715,324
                                                                                         ===============     ================



9 1/2% NOTES

       The 9 1/2% notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year. The first payment was due and paid on April 15, 2004. The 9 1/2% notes will mature on October 15, 2010. The 9 1/2% notes are secured by a pledge of substantially all of the Company's current and future assets, other than the assets of Fitzgeralds Las Vegas (which became an unrestricted and non-guarantor subsidiary effective October 7, 2003 and was subsequently spun off to BDI on December 31, 2003) and certain other excluded assets. The 9 1/2% notes are also collateralized by our equity interests held by BDI and our equity interests in the subsidiary guarantors.

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

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company will be required to offer to repurchase all of the outstanding 9 1/2% notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

       Concurrent with the closing of the 9 1/2% notes, the Company established the $80.0 million credit facility with Wells Fargo Foothill, Inc., and terminated two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company (which excludes the assets of Fitzgeralds Las Vegas). Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the Loan and Security Agreement). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the agreement in October 2007. The $80.0 million credit facility includes covenants similar to those set forth in the indenture governing the 9 1/2% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the six months ended June 30, 2004, the Company paid interest on borrowings ranging from 4.61% to 5.00%.

       At June 30, 2004 and at December 31, 2003, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $34.4 million and $54.0 million, respectively.

       On May 4, 2004, The Company entered into Amendment Number One to Loan and Security Agreement ("Amendment") with the lenders to the $80.0 million credit facility. The main item addressed in the Amendment was the definition of EBITDA, which was amended to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to a retroactive property tax adjustment at Majestic Star (see Note 7). The modified definition of EBITDA is effective as of December 31, 2003.

11.653% NOTES

       At June 30, 2004 and at December 31, 2003, Investor Holdings had debt outstanding of $15.8 million related to its 11.653% notes, net of unamortized discount of $0.5 million. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. There are no guarantees related to the 11.653% notes, and the liens on the collateral have been released.

OLD CREDIT FACILITIES

       During the first quarter of 2003, The Majestic Star Casino, LLC had a $20.0 million credit facility (the "Majestic credit facility") and Investor Holdings had a $15.0 million

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

credit facility (the "Majestic Investor Holdings credit facility"). There were no borrowings against either of these lines of credit during the six months ended June 30, 2003, and therefore, there was minimal interest expense. However, there were non-usage fees charged during the first and second quarters of 2003, which totaled $94,000. These credit facilities were replaced in October 2003 with the $80.0 million credit facility. There were no borrowings on the Majestic credit facility or the Majestic Investor Holdings credit facility on the date that both facilities were terminated, October 7, 2003.

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

       On April 19, 2004 the Indiana Tax Court ruled on the matter of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of State Revenue ("Department of Revenue"). Aztar operates a riverboat casino in Indiana. The ruling denied Aztar's deductions claimed on its Indiana income tax returns for taxes paid on gaming revenues to the state. This ruling has significant implications for all Indiana casinos. Majestic Star has been issued notices of proposed assessments by the Department of Revenue totaling $2.6 million for the years 1996 and 1998, and the period January 1, 1999 to June 18, 2001. While The Majestic Star Casino, LLC is a limited liability company and its income and expenses pass to its member, the Department of Revenue has taken the position that The Majestic Star Casino, LLC had a requirement to withhold and remit state income tax. The Company has filed an administrative protest and demand for hearing to challenge the proposed assessments for which it received notice. No assessment has been issued by the Department of Revenue for any tax periods subsequent to June 18, 2001, but the Company estimates that if the assessments were extended through the latest reporting date of June 30, 2004, there would be an additional tax liability of approximately $3.1 million, plus interest. This additional tax liability amount would be adjusted against any net taxable income or losses previously reported to the state by our member. In addition, to date, the Company has not been charged a penalty for failing to withhold and remit the taxes to the state. Aztar requested a rehearing by the Indiana Tax Court. The Indiana Tax Court declined to rehear the matter. Aztar has now appealed to the Indiana Supreme Court. The Indiana Supreme Court has not yet announced whether it will grant review. The Indiana Supreme Court has allowed Majestic Star and other Indiana casinos to submit Amici Curiae in support of Aztar. Under its indenture governing the 9 1/2% notes and the Loan and Security Agreement governing the $80.0 million credit facility, the Company is allowed to make distributions to its member for tax purposes. Any payments would be recorded as distributions in Member's Deficit. However, the Company does not intend to make any distributions unless the Company believes that the matter would be resolved against it.

       In December 2002, a complaint was filed in the U.S. District Court for the Northern

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The former owner of Fitzgeralds Tunica was dismissed from the case. On May 6, 2004, the Judge awarded the plaintiff $312,000, which incorporates back pay, emotional distress and punitive damages plus an additional sum for reasonable attorney fees. The Company established a reserve of $427,000 at March 31, 2004 for the plaintiff's award, the estimated plaintiff's attorney fees and the Company's attorney fees. Our insurance carrier has agreed to extend coverage over the claim and share past and current expenses with the Company. Based upon the agreement with the insurance carrier the Company has reduced its reserve by $95,000. The Company is in the process of appealing the plaintiff's award and as required by the court has posted an appeal bond in the amount of $0.4 million (see, Letter of Credit/Surety Bond, below, within this Note).

    In August 2003 a former employee of Majestic Star filed a complaint in the U.S. District Court, Northern District of Indiana, Hammond Division seeking back wages plus all other relief to which he may be entitled under the Fair Labor Standards Act (the "August 2003 FLSA Seaman's Case"). Majestic Star's position is that the plaintiff was employed as an able-bodied seaman and thus is exempt from the overtime provisions of the FLSA. Plaintiff's counsel has indicated that he may amend the complaint to a collective action. On or about July 20, 2004 another individual formerly employed with Majestic Star as an able-bodied seaman filed a similar complaint in the same court on behalf of himself and a class of employees similarly situated (the "July 2004 FLSA Seaman's Case") seeking back wages, plus all other relief to which he may be entitled, at law or in admiralty, including liquidated damages and attorney's fees under 29 U.S.C. 216(b). Potentially, the four seamen currently employed by Majestic Star and approximately 19 former seamen could qualify for the class, if class action status were to be granted. Due to the recent filing of the complaint, the Company has no indication of whether such class action status would be granted relating to this matter. The Company intends to vigorously defend both the August 2003 FLSA Seaman's Case and the July 2004 FLSA Seaman's Case; however, the August 2003 FLSA Seaman's case is in discovery and the July 2004 FLSA Seaman's Case has not yet progressed to a formal discovery stage, and it is too early to determine the likelihood of an unfavorable outcome or range of potential loss in either matter.

PROPERTY TAXES

       During January 2004, Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana, where Majestic Star is located. The valuation assessment was part of a countywide reassessment, and these reassessments were retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star followed administrative policies of the taxing authorities and paid Lake County an amount equal to 70% of its 2001 property tax liability, and had estimated an accrual for the balance due for 2002 and 2003. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April 2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. The Company used the information provided in April to revise its estimate of the amounts due.

       BHR, the Company's joint venture with Trump, also received a notice of final assessed value of its real property. Similarly Buffington Harbor Parking Associates ("BHPA"), the owner of a parking garage for which Majestic Star is a lessee under an operating lease, received a notice reflecting final assessed values. Majestic Star, through the joint venture agreement and the operating lease agreement, would be liable for its portion of BHR's and BHPA's property tax liabilities.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Based on the assessments and tax rates issued in April 2004, Majestic Star increased its accrual for real property taxes on its vessel and its proportionate share of liability for BHPA and BHR, by $2.2 million. At June 30, 2004, the accrual for all unpaid property taxes owed directly or indirectly by Majestic Star is $8.6 million.

       On July 12, 2004, Majestic Star paid its remaining 2002 property tax bill. The balance due was the difference between the new assessed values times the new tax rates less the provisional tax payments previously paid by Majestic Star. Majestic Star anticipates paying its 2003 tax bill in September and November; however, a citizens group in Lake County is challenging the method of assessment of property in Lake County. At this time we cannot determine if there will be any modifications to the current assessed value of real property. As such, Majestic Star has made no reductions in its current accrual for 2003 and 2004 property taxes.

SALE OF FITZGERALDS BLACK HAWK

       On July 12, 2004, the Company announced the sale of substantially all of the assets of Fitzgeralds Black Hawk to Legends Gaming, LLC ("Legends").
The sale price is $66.0 million, subject to certain adjustments, including adjustments for working capital, capital expenditures and reimbursement of shared expenses in excess of $0.3 million. Closing is estimated to occur within six to nine months, but cannot occur prior to Legends receiving all prerequisite gaming and liquor licenses. In no event can the transaction close after May 1, 2005, unless such date is extended by the parties. The major classification of assets being sold and liabilities being assumed by Legends, with balances determined as of June 30, 2004, are current assets of $3.1 million, long term assets of $27.2 million and current liabilities of $3.1 million.

       Under the indenture governing the 9 1/2% notes and the Loan and Security Agreement to the $80.0 million credit facility, the Company must invest the net proceeds from the sale of the Fitzgeralds Black Hawk assets in fixed assets or property that will be used in a related business of the Company, or repay indebtedness under the $80.0 million credit facility and permanently reduce the commitment thereunder in the amount so repaid, and with any excess proceeds offer to purchase the 9 1/2% notes.

       The Company has been aggressively seeking new growth opportunities in numerous locations. Since many of these new gaming possibilities are still evolving and being analyzed, or are part of a broader bidding process, it is premature to indicate specifically and quantitatively when these opportunities and the investments needed to bring these opportunities to fruition will transpire, if at all.

       The following represents selected pro forma balance sheet information as if the transaction closed on June 30, 2004 and statement of income information as if the transaction closed on January 1, 2003.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                            June 30,
              BALANCE SHEET                   2004
                                         ---------------
 Cash                                    $    18,114,317
 Current assets, excluding cash               10,311,485
 Property, plant and equipment, net          142,683,693
 Other assets                                 60,159,603
                                         ---------------

 Total assets                            $   231,269,098
                                         ===============

 Current liabilities                     $    30,540,773
 Long-term debt                              321,464,897
                                         ---------------

 Total liabilities                           352,005,670

 Total member's deficit                     (120,736,572)
                                         ---------------

 Total liabilities and member's deficit  $   231,269,098
                                         ===============


                                            For the three months ended          For the six months ended
                                                     June 30,                           June 30,
                                         ---------------------------------  ---------------------------------
          STATEMENTS OF INCOME                2004             2003              2004              2003
                                         ---------------  ----------------  ----------------  ----------------
 Gross revenue                           $    65,872,885  $     60,610,525  $    133,515,515  $    123,288,168

 Operating income                        $     7,396,066  $      4,936,087  $     12,919,356  $     14,335,886

 Net income (loss)                       $       109,476  $     (3,369,871) $     (1,448,373) $     (1,707,643)

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

       In June 2004, Majestic Star's annual gaming license expired. Majestic Star timely submitted the application for renewal of its gaming license and was investigated by the IGC. On August 6, 2004, the IGC unanimously renewed Majestic Star's gaming license for an additional year.

       Effective July 1, 2003, a licensed riverboat owner who implements flexible scheduling

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

can conduct gambling operations for up to 24 hours per day upon receiving IGC approval. Under prior IGC rules, riverboat casinos were required to close for three hours daily. Majestic Star's plan for 24-Hour Dockside Gaming was submitted to the IGC and approved. Majestic Star began operating on a 24-hour basis on July 12, 2003.

    In the second quarter of 2003, Majestic Star took a $2.1 million charge for retroactive gaming taxes. This charge occurred when the State of Indiana clarified the start date for recognizing gaming taxes under the current tiered tax structure associated with the implementation of dockside gaming. Even though Majestic Star did not implement dockside gaming until August 5, 2002, Majestic Star, along with all other Indiana casinos, was required to begin paying taxes under the tiered structure effective July 1, 2002, the effective date of the legislation allowing dockside gaming. From the period July 1, 2002 to August 4, 2002, Majestic Star was paying taxes at a rate of 22.5%, none of which was credited by the State of Indiana against the retroactive tax. An Indiana casino ("taxpayer") filed a protest with the State of Indiana Department of Revenue ("Department of Revenue") arguing that it was inappropriate for the Department to collect taxes under both tax structures. On July 30, 2004, the Department of Revenue denied the taxpayer's protest.

       The ownership and operation of our casino gaming facilities in Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission, which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our Colorado operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities. The Company recently filed the application to renew the gaming license for its Black Hawk, Colorado property. The license is due to expire in October 2004. The Company does not anticipate any problems with renewal of its Colorado gaming license.

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

OTHER CONTINGENCIES

       The Company and Trump have each entered into parallel operating lease agreements with Buffington Harbor Parking Associates, LLC ("BHPA"), each having a term until December 31, 2018. The operating lease agreement calls for the Company and Trump to make monthly lease payments equal to 100% of BHPA's debt service requirement for the following month, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment. Since the inception of the lease, neither the Company nor Trump has had to make a payment greater than 50% of BHPA's debt service cost.

       On August 9, 2004, THCR announced a plan to restructure THCR's public indebtedness and recapitalize THCR. THCR is the parent to Trump. According to the announcement, in order to

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accomplish the restructuring, THCR intends to enter into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code at the end of September 2004. THCR also stated that it intends to maintain its current level of operations during the Chapter 11 proceedings.

LETTER OF CREDIT/SURETY BOND


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

       The Company has posted an appeal bond in the amount of $0.4 million in order to proceed with its appeal regarding the unfavorable ruling against the Company by the U.S. District Court for the Northern District of Mississippi (see Legal Proceedings within this Note). This bond is secured by a letter of credit. Investor Holdings in turn has restricted $0.4 million of its cash to secure the letter of credit.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

       In January 2002, the Company made a $200,000 employee loan to Mr. Michael Kelly, Executive Vice President and Chief Operating Officer of the Company. This loan bears no interest and is due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000 in accordance with the loan agreement. As of June 30, 2004, the outstanding balance was $66,000.

TRANSACTIONS BY OR WITH AFFILIATES

       On February 11, 2004, the Company acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate (the "GNC Land"). The purchase price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to the naming rights agreement discussed below).

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

      In April 2003, the Company, as authorized by the indentures governing the 10 7/8% notes and the 11.653% notes, made income tax distributions totaling $1.0 million to its sole member.

MANAGER AGREEMENT

       During the six months ended June 30, 2004, Majestic Star made distributions totaling $2.5 million to BDI pursuant to a new Manager Agreement (see below). Majestic Star made distributions totaling $0.8 million for the six months ended June 30, 2003 related to the prior Majestic Star manager agreement.

       Investor Holdings made a distribution of $1.8 million for the six months ended June 30, 2003 related to the prior Investor Holdings manager agreement.

       On October 7, 2003, concurrent with the consummation of the offering of the 9 1/2% notes, the Company entered into a new Manager Agreement with BDI. Distributions to BDI under the new Manager Agreement are governed and limited by the terms of the indenture governing the 9 1/2% notes and by the terms of the $80.0 million credit facility. The distributions for each fiscal quarter may not exceed 1% of the Company's consolidated net operating revenue and 5% of the Company's consolidated cash flow (as defined in the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility) for the immediately preceding fiscal quarter.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BARDEN NEVADA EXPENSE SHARING AGREEMENT

       Concurrent with the consummation of the offering of the 9 1/2% notes, the Company entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing management services to Barden Nevada. During the six months ended June 30, 2004, the expense sharing fees charged to Barden Nevada were $0.6 million.

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

       A summary of the Properties' operations by business segment for the three and six months ended June 30, 2004 and 2003 and a summary of the Properties' segment assets as of June 30, 2004 and December 31, 2003 are presented below:

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                    Ended June 30
                                                          --------------------------        --------------------------
                                                             2004             2003             2004             2003
                                                          ---------        ---------        ---------        ---------
                                                                                 (in thousands)
Net revenues:
    Majestic Star Casino                                  $  39,268        $  34,251        $  79,229        $  70,227
    Fitzgeralds Tunica                                       22,357           22,688           45,840           45,654
    Fitzgeralds Black Hawk                                   10,096            8,535           18,945           16,450
                                                          ---------        ---------        ---------        ---------
Total                                                     $  71,721        $  65,474        $ 144,014        $ 132,331
                                                          =========        =========        =========        =========

Operating income (loss):
    Majestic Star Casino                                  $   5,251        $   3,326        $   8,060        $   9,571
    Fitzgeralds Tunica                                        3,051            3,076            7,067            7,780
    Fitzgeralds Black Hawk                                    2,801            1,740            4,843            3,113
    Corporate (1)                                              (875)            (778)          (1,680)          (1,661)
    Majestic Investor Holdings                                  (31)            (688)            (528)          (1,354)
                                                          ---------        ---------        ---------        ---------
Total                                                     $  10,197        $   6,676        $  17,762        $  17,449
                                                          =========        =========        =========        =========

Segment depreciation and amortization:
    Majestic Star Casino                                  $   1,880        $   1,394        $   3,793        $   2,809
    Fitzgeralds Tunica                                        2,175            1,928            4,234            3,833
    Fitzgeralds Black Hawk                                      471              412              929              823
    Majestic Investor Holdings                                   69              666              139            1,332
                                                          ---------        ---------        ---------        ---------
Total                                                     $   4,595        $   4,400        $   9,095        $   8,797
                                                          =========        =========        =========        =========

Expenditure for additions to long-lived assets:
    Majestic Star Casino                                  $   1,790        $   1,413        $  25,456        $   2,336
    Fitzgeralds Tunica                                        2,625            1,529            3,069            1,796
    Fitzgeralds Black Hawk                                      581              523              636              772
    Fitzgeralds Las Vegas (2)                                    --              373               --              920
                                                          ---------        ---------        ---------        ---------
Total                                                     $   4,996        $   3,838        $  29,161        $   5,824
                                                          =========        =========        =========        =========



                                                               As of          As of
                                                             June 30,      December 31,
Segment assets:                                                2004            2003
                                                            ---------        ---------
    Majestic Star Casino                                    $ 280,056        $ 269,926
    Fitzgeralds Tunica                                         82,285           84,458
    Fitzgeralds Black Hawk                                     30,425           30,498
    Majestic Investor Holdings                                 51,623           64,639
                                                            ---------        ---------
    Total                                                   $ 444,389        $ 449,521

    Less: Intercompany                                       (190,538)        (216,306)
                                                            ---------        ---------
Total                                                       $ 253,851        $ 233,215
                                                            =========        =========


(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2) The equity interests in Fitzgeralds Las Vegas were spun off to BDI on December 31, 2003. Prior to the spin-off, the assets of Fitzgeralds Las Vegas were reflected as held for use.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       The following condensed consolidating information presents condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, condensed consolidating statements of operations for the three and six months ended June 30, 2004 and 2003 and condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003 for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. (a co-issuer of the 9 1/2% notes), the guarantor subsidiaries, our discontinued operation, and eliminating entries necessary to consolidate such entities.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               As of June 30, 2004
                                   (unaudited)



                                                 The Majestic   The Majestic
                                                 Star Casino,    Star Casino        Guarantor      Eliminating             Total
                                                     LLC        Capital Corp.     Subsidiaries       Entries           Consolidated
                                               --------------- ---------------  --------------- -----------------     --------------
ASSETS
Current Assets:
    Cash and cash equivalents                  $  10,157,927   $          --    $  10,554,655  $             --       $  20,712,582
    Restricted cash                                  900,000              --          890,008                --           1,790,008
    Accounts receivable, net                       2,133,770              --          613,005                --           2,746,775
    Inventories                                       56,205              --          665,322                --             721,527
    Prepaid expenses                               4,342,751              --          774,226                --           5,116,977
    Receivables from affiliate                       380,373              --           23,804          (283,479)(a)         120,698
    Note receivable from related party                66,000              --               --                --              66,000
                                               -------------   -------------    -------------  ----------------       -------------
      Total current assets                        18,037,026              --       13,521,020          (283,479)         31,274,567
                                               -------------   -------------    -------------  ----------------       -------------

Property, equipment and  improvements, net        78,365,237              --       86,488,417                --         164,853,654
Intangible assets, net                                    --              --        8,575,080                --           8,575,080
Goodwill                                                  --              --        5,922,398                --           5,922,398
Other assets:
    Deferred financing costs, net                  5,326,145              --          484,357                --           5,810,502
    Investment in Buffington Harbor
      Riverboat, LLC                              28,566,851              --               --                --          28,566,851
    Long term receivable - related party         132,545,427              --               --      (132,545,427)(a)              --
    Other assets                                   8,214,414              --          633,457                --           8,847,871
                                               -------------   -------------    -------------  ----------------       -------------
      Total other assets                         174,652,837              --        1,117,814      (132,545,427)         43,225,224
                                               -------------   -------------    -------------  ----------------       -------------
      Total Assets                             $ 271,055,100   $          --    $ 115,624,729  $   (132,828,906)      $ 253,850,923
                                               =============   =============    =============  ================       =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Accounts payable                           $   1,310,757   $          --    $   1,291,900  $              --      $   2,602,657
    Other accrued liabilities:
      Payroll and related                          2,533,541              --        4,114,605                 --          6,648,146
      Payable to related party                            --              --          283,479          (283,479)(a)              --
      Interest                                     5,503,390              --          158,189                --           5,661,579
      Progressive jackpots                           862,443              --        2,284,795                --           3,147,238
      Slot club liabilities                          203,714              --          562,367                --             766,081
      Other accrued liabilities                   12,063,038              --        2,731,853                --          14,794,891
                                               -------------   -------------    -------------  ----------------       -------------
      Total current liabilities                   22,476,883              --       11,427,188          (283,479)         33,620,592
                                               -------------   -------------    -------------  ----------------       -------------

Investment in subsidiaries                        44,172,783              --               --       (44,172,783)(b)              --
Due to related parties                                    --              --      132,545,427      (132,545,427)(a)              --
Long-term debt, net of current maturities        305,640,000     260,000,000       15,824,897      (260,000,000)(c)     321,464,897
                                               -------------   -------------    -------------  ----------------       -------------
      Total Liabilities                          372,289,666     260,000,000      159,797,512      (437,001,689)        355,085,489
                                               -------------   -------------    -------------  ----------------       -------------
    Member's Deficit                            (101,234,566)   (260,000,000)     (44,172,783)      304,172,783(b)(c)  (101,234,566)
                                               -------------   -------------    -------------  ----------------       -------------
      Total Liabilities and Member's Deficit   $ 271,055,100   $          --    $ 115,624,729  $   (132,828,906)      $ 253,850,923
                                               =============   =============    =============  ================       =============

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

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            As of December 31, 2003



                                                 The Majestic   The Majestic
                                                 Star Casino,   Star Casino       Guarantor      Eliminating            Total
                                                     LLC       Capital Corp.    Subsidiaries       Entries           Consolidated
                                               --------------  -------------    -------------  ---------------       -------------
ASSETS
Current Assets:
    Cash and cash equivalents                  $   10,929,430  $          --    $  11,128,586   $           --       $  22,058,016
    Restricted cash                                   900,000             --          500,000               --           1,400,000
    Accounts receivable, net                        1,544,483             --          668,063               --           2,212,546
    Inventories                                        77,312             --          630,373               --             707,685
    Prepaid expenses                                1,628,044             --          498,539               --           2,126,583
    Receivable from affiliate                         587,254             --               --         (377,119)(a)         210,135
    Note receivable from related party                133,000             --               --               --             133,000
                                               --------------  -------------    -------------   --------------       -------------
      Total current assets                         15,799,523             --       13,425,561         (377,119)         28,847,965
                                               --------------  -------------    -------------   --------------       -------------

Property, equipment and  improvements, net         54,849,742             --       87,318,189               --         142,167,931
Intangible assets, net                                     --             --        9,249,247               --           9,249,247
Goodwill                                                   --             --        5,922,398               --           5,922,398
Other assets:
    Deferred financing costs, net                   5,734,214             --          554,973               --           6,289,187
    Investment in Buffington Harbor
      Riverboat, LLC                               29,733,594             --               --               --          29,733,594
    Long term receivable - related party          144,395,427             --               --     (144,395,427)(a)              --
    Other assets                                   10,412,477             --          591,979               --          11,004,456
                                               --------------  -------------    -------------   --------------       -------------
      Total other assets                          190,275,712             --        1,146,952     (144,395,427)         47,027,237
                                               --------------  -------------    -------------   --------------       -------------
      Total Assets                             $  260,924,977  $          --    $ 117,062,347   $ (144,772,546)      $ 233,214,778
                                               ==============  =============    =============   ==============       =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Accounts payable                           $   5,457,108   $          --    $     930,847   $           --       $   6,387,955
    Payable to related party                              --              --          377,366         (377,119)(a)             247
    Accrued liabilities:
      Payroll and related                          2,588,039              --        3,899,068               --           6,487,107
      Interest                                     5,865,514              --          158,189               --           6,023,703
      Progressive jackpots                           608,234              --        2,065,428               --           2,673,662
      Slot club liabilities                               --              --          498,070               --             498,070
      Other accrued liabilities                    8,003,123              --        3,592,542               --          11,595,665
                                               -------------   -------------    -------------   --------------       -------------
      Total current liabilities                   22,522,018              --       11,521,510         (377,119)         33,666,409
                                               -------------   -------------    -------------   --------------       -------------

Investment in subsidiaries                        54,611,421              --               --      (54,611,421)(b)              --
Due to related parties                                    --              --      144,395,427     (144,395,427)(a)              --
Long-term debt, net of current maturities        285,958,493     260,000,000       15,756,831     (260,000,000)(c)     301,715,324
                                               -------------   -------------    -------------  ---------------       -------------
      Total Liabilities                          363,091,932     260,000,000      171,673,768     (459,383,967)        335,381,733
                                               -------------   -------------    -------------  ---------------       -------------
    Member's Deficit                            (102,166,955)   (260,000,000)     (54,611,421)     314,611,421 (b)(c) (102,166,955)
                                               -------------   -------------    -------------  ---------------       -------------
      Total Liabilities and Member's Deficit   $ 260,924,977   $           -    $ 117,062,347  $  (144,772,546)      $ 233,214,778
                                               =============   =============    =============  ===============       =============


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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2004
                                  (unaudited)



                                              The Majestic     The Majestic
                                              Star Casino,     Star Casino      Guarantor         Eliminating            Total
                                                  LLC          Capital Corp.   Subsidiaries          Entries         Consolidated
                                              -----------      ------------    ------------       ------------       ------------
OPERATING REVENUES:
    Casino                                    $38,698,144      $         --    $ 31,911,142       $         --       $ 70,609,286
    Rooms                                              --                --       1,919,669                 --          1,919,669
    Food and beverage                             451,048                --       2,673,665                 --          3,124,713
    Other                                         728,988                --         426,248                 --          1,155,236
                                              -----------      ------------    ------------       ------------       ------------
      Gross revenues                           39,878,180                --      36,930,724                 --         76,808,904
    Less promotional allowances                   609,888                --       4,477,972                 --          5,087,860
                                              -----------      ------------    ------------       ------------       ------------
      Net operating revenues                   39,268,292                --      32,452,752                 --         71,721,044
                                              -----------      ------------    ------------       ------------       ------------

OPERATING COSTS AND EXPENSES:
    Casino                                     10,037,410                --      12,227,523                 --         22,264,933
    Rooms                                              --                --         467,054                 --            467,054
    Food and beverage                             510,863                --         865,558                 --          1,376,421
    Other                                          65,646                --         257,905                 --            323,551
    Gaming taxes                               11,146,341                --       4,181,083                 --         15,327,424
    Advertising and promotion                   2,416,376                --       1,766,665                 --          4,183,041
    General and administrative                  6,176,934                --       4,131,865                 --         10,308,799
    Corporate expense                             874,680                --              --                 --            874,680
    Economic incentive - City of Gary           1,159,082                --              --                 --          1,159,082
    Depreciation and amortization               1,880,122                --       2,715,365                 --          4,595,487
    Loss on investment in Buffington
      Harbor Riverboats, LLC                      625,507                --              --                 --            625,507
    (Gain) loss on disposal of assets                (746)               --          19,048                 --             18,302
                                              -----------      ------------    ------------       ------------       ------------
      Total operating costs and expenses       34,892,215                --      26,632,066                 --         61,524,281
                                              -----------      ------------    ------------       ------------       ------------

      Operating income                          4,376,077                --       5,820,686                 --         10,196,763
                                              -----------      ------------    ------------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest income                                 2,597                --           2,692                 --              5,289
    Interest expense                           (6,721,673)               --        (474,567)                --         (7,196,240)
    Other non-operating expense                   (95,639)               --              --                 --            (95,639)
    Equity in net income of subsidiaries        5,348,811                --              --         (5,348,811)(a)             --
                                              -----------      ------------    ------------       ------------       ------------

      Total other expense                      (1,465,904)               --        (471,875)        (5,348,811)        (7,286,590)
                                              -----------      ------------    ------------       ------------       ------------

      Net income                              $ 2,910,173      $         --    $  5,348,811       $ (5,348,811)      $  2,910,173
                                              ===========      ============    ============       ============       ============


(a)   To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2003
                                   (unaudited)

                                           The Majestic  The Majestic
                                           Star Casino,  Star Casino     Guarantor     Discontinued   Eliminating         Total
                                               LLC       Capital Corp.  Subsidiaries   Operation(b)     Entries        Consolidated
                                           -----------   ------------   ------------   ------------  ------------      -----------
OPERATING REVENUES:
    Casino                                 $33,598,792   $         --   $ 30,203,483   $         --  $         --      $63,802,275
    Rooms                                           --             --      1,960,836             --            --        1,960,836
    Food and beverage                          343,563             --      2,798,974             --            --        3,142,537
    Other                                      629,151             --        420,219             --            --        1,049,370
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Gross revenues                        34,571,506             --     35,383,512             --            --       69,955,018
    Less promotional allowances                320,055             --      4,160,694             --            --        4,480,749
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Net operating revenues                34,251,451             --     31,222,818             --            --       65,474,269
                                           -----------   ------------   ------------   ------------  ------------      -----------

OPERATING COSTS AND EXPENSES:
    Casino                                   9,130,864             --     12,525,448             --            --       21,656,312
    Rooms                                           --             --        660,398             --            --          660,398
    Food and beverage                          419,726             --        958,611             --            --        1,378,337
    Other                                           --             --        267,487             --            --          267,487
    Gaming taxes                            11,427,754             --      3,738,370             --            --       15,166,124
    Advertising and promotion                1,487,895             --      2,078,011             --            --        3,565,906
    General and administrative               5,456,459             --      3,870,919             --            --        9,327,378
    Corporate expense                          421,951             --        355,892             --            --          777,843
    Economic incentive - City of Gary        1,011,164             --             --             --            --        1,011,164
    Depreciation and amortization            1,394,607             --      3,005,855             --            --        4,400,462
    Loss on investment in Buffington
      Harbor Riverboats, LLC                   595,159             --             --             --            --          595,159
    Loss (gain) on disposal of assets            1,199             --         (9,961)            --            --           (8,762)
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Total operating costs and expenses    31,346,778             --     27,451,030             --            --       58,797,808
                                           -----------   ------------   ------------   ------------  ------------      -----------

      Operating income                       2,904,673             --      3,771,788             --            --        6,676,461
                                           -----------   ------------   ------------   ------------  ------------      -----------

OTHER INCOME (EXPENSE):
    Interest income                             15,935             --         10,331             --            --           26,266
    Interest expense                        (3,534,451)            --     (4,421,439)            --            --       (7,955,890)
    Other non-operating expense                (37,219)            --         (9,421)            --            --          (46,640)
    Equity in net loss of subsidiaries        (978,435)            --       (329,694)            --     1,308,129 (a)           --
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Total other expense                   (4,534,170)            --     (4,750,223)            --     1,308,129       (7,976,264)
                                           -----------   ------------   ------------   ------------  ------------      -----------

      Loss from continuing operations       (1,629,497)            --       (978,435)            --     1,308,129       (1,299,803)

    Loss from discontinued operation                --             --                      (329,694)          --          (329,694)
                                           -----------   ------------   ------------   ------------  ------------      -----------

      Net loss                             $(1,629,497)  $         --   $   (978,435)  $   (329,694) $  1,308,129      $(1,629,497)
                                           ===========   ============   ============   ============  ============      ===========

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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2004
                                   (unaudited)

                                               The Majestic    The Majestic
                                               Star Casino,    Star Casino      Guarantor          Eliminating           Total
                                                    LLC        Capital Corp.   Subsidiaries          Entries         Consolidated
                                               -------------   -------------   -------------      -------------      -------------
OPERATING REVENUES:
    Casino                                     $  77,904,303        $   --     $  63,747,486      $          --      $ 141,651,789
    Rooms                                                 --            --         3,793,506                 --          3,793,506
    Food and beverage                                938,241            --         5,530,932                 --          6,469,173
    Other                                          1,341,886            --           872,994                 --          2,214,880
                                               -------------        ------     -------------      -------------      -------------
      Gross revenues                              80,184,430            --        73,944,918                 --        154,129,348
    Less promotional allowances                      955,552            --         9,160,083                 --         10,115,635
                                               -------------        ------     -------------      -------------      -------------
      Net operating revenues                      79,228,878            --        64,784,835                 --        144,013,713
                                               -------------        ------     -------------      -------------      -------------

OPERATING COSTS AND EXPENSES:
    Casino                                        20,696,155            --        24,676,296                 --         45,372,451
    Rooms                                                 --            --           932,296                 --            932,296
    Food and beverage                              1,061,900            --         1,771,963                 --          2,833,863
    Other                                             65,646            --           499,438                 --            565,084
    Gaming taxes                                  22,210,245            --         8,301,293                 --         30,511,538
    Advertising and promotion                      4,407,442            --         3,524,855                 --          7,932,297
    General and administrative                    15,361,415            --         8,372,966                 --         23,734,381
    Corporate expense                              1,680,286            --                --                 --          1,680,286
    Economic incentive - City of Gary              2,336,237            --                --                 --          2,336,237
    Depreciation and amortization                  3,792,530            --         5,302,803                 --          9,095,333
    Loss on investment in Buffington
      Harbor Riverboats, LLC                       1,238,348            --                --                 --          1,238,348
    (Gain) loss on disposal of assets                 (1,662)           --            21,019                 --             19,357
                                               -------------        ------     -------------      -------------      -------------
      Total operating costs and expenses          72,848,542            --        53,402,929                 --        126,251,471
                                               -------------        ------     -------------      -------------      -------------

      Operating income                             6,380,336            --        11,381,906                 --         17,762,242
                                               -------------        ------     -------------      -------------      -------------

OTHER INCOME (EXPENSE):
    Interest income                                    4,535            --             5,868                 --             10,403
    Interest expense                             (13,305,149)           --          (949,136)                --        (14,254,285)
    Other non-operating expense                     (123,847)           --                --                 --           (123,847)
    Equity in net income of subsidiaries          10,438,638            --                --        (10,438,638) (a)            --
                                               -------------        ------     -------------      -------------      -------------
      Total other expense                         (2,985,823)           --          (943,268)       (10,438,638)       (14,367,729)
                                               -------------        ------     -------------      -------------      -------------

      Net income                               $   3,394,513        $   --     $  10,438,638      $ (10,438,638)     $   3,394,513
                                               =============        ======     =============      =============      =============


(a)    To eliminate equity in net income of subsidiaries.

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2003
                                   (unaudited)

                                          The Majestic The Majestic
                                          Star Casino, Star Casino    Guarantor      Discontinued   Eliminating        Total
                                               LLC     Capital Corp. Subsidiaries    Operation (b)    Entries        Consolidated
                                          ------------ ------------  ------------    ------------   ----------      -------------
OPERATING REVENUES:
    Casino                               $  68,930,965   $     --   $  60,127,513   $          --   $          --     $ 129,058,478
    Rooms                                           --         --       3,886,505              --              --         3,886,505
    Food and beverage                          735,485         --       5,627,250              --              --         6,362,735
    Other                                    1,199,949         --         784,586              --              --         1,984,535
                                         -------------   --------   -------------   -------------   -------------     -------------
      Gross revenues                        70,866,399         --      70,425,854              --              --       141,292,253
    Less promotional allowances                639,526         --       8,322,181              --              --         8,961,707
                                         -------------   --------   -------------   -------------   -------------     -------------
      Net operating revenues                70,226,873         --      62,103,673              --              --       132,330,546
                                         -------------   --------   -------------   -------------   -------------     -------------

OPERATING COSTS AND EXPENSES:
    Casino                                  17,933,934         --      23,999,897              --              --        41,933,831
    Rooms                                           --         --       1,263,235              --              --         1,263,235
    Food and beverage                          803,588         --       1,875,352              --              --         2,678,940
    Other                                           --         --         519,658              --              --           519,658
    Gaming taxes                            21,168,527         --       7,573,218              --              --        28,741,745
    Advertising and promotion                3,202,880         --       4,064,964              --              --         7,267,844
    General and administrative              11,341,646         --       7,304,854              --              --        18,646,500
    Corporate expense                        1,021,806         --         639,224              --              --         1,661,030
    Economic incentive - City of Gary        2,071,411         --              --              --              --         2,071,411
    Depreciation and amortization            2,808,702         --       5,988,263              --              --         8,796,965
    Loss on investment in Buffington
      Harbor Riverboats, LLC                 1,199,180         --              --              --              --         1,199,180
    Loss (gain) on disposal of assets          125,919         --         (24,961)             --              --           100,958
                                         -------------   --------   -------------   -------------   -------------     -------------
      Total operating costs and expenses    61,677,593         --      53,203,704              --              --       114,881,297
                                         -------------   --------   -------------   -------------   -------------     -------------

      Operating income                       8,549,280         --       8,899,969              --              --        17,449,249
                                         -------------   --------   -------------   -------------   -------------     -------------

OTHER INCOME (EXPENSE):
    Interest income                             30,092         --          31,916              --              --            62,008
    Interest expense                        (7,068,889)        --      (8,842,799)             --              --       (15,911,688)
    Other non-operating expense                (75,554)        --         (18,900)             --              --           (94,454)
    Equity in net loss of subsidiaries         (29,209)        --         (99,395)             --         128,604 (a)            --
                                         -------------   --------   -------------   -------------   -------------     -------------

      Total other expense                   (7,143,560)        --      (8,929,178)             --         128,604       (15,944,134)
                                         -------------   --------   -------------   -------------   -------------     -------------

      Income (loss) from continuing
      operations                             1,405,720         --         (29,209)             --         128,604         1,505,115

    Loss from discontinued operation                --         --                         (99,395)             --           (99,395)
                                         -------------   --------   -------------   -------------   -------------     -------------

      Net income (loss)                  $   1,405,720   $     --   $     (29,209)  $     (99,395)  $     128,604     $   1,405,720
                                         =============   ========   =============   =============   =============     =============

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

                          THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2004
                                   (unaudited)


                                                     The Majestic    The Majestic
                                                     Star Casino,    Star Casino      Guarantor      Eliminating        Total
                                                          LLC        Capital Corp.   Subsidiaries       Entries     Consolidated
                                                     ------------    ------------    ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                            $ (4,445,270)   $         --    $ 15,346,838    $         --    $ 10,901,568
                                                     ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Acquisition of property and equipment             (25,455,822)             --      (3,704,922)             --     (29,160,744)
    Increase in restricted cash                                --              --        (390,008)             --        (390,008)
    Decrease in prepaid leases and deposits                 7,284              --              --              --           7,284
    Investment in Buffington Harbor
      Riverboats, LLC
                                                          (71,606)             --              --              --         (71,606)
    Proceeds from disposal of equipment                   167,412              --          24,161              --         191,573
                                                     ------------    ------------    ------------    ------------    ------------
      Net cash used in investing activities           (25,352,732)             --      (4,070,769)             --     (29,423,501)
                                                     ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Issuance cost for the 9-1/2% senior
      secured notes                                       (58,652)             --              --              --         (58,652)
    Issuance cost for credit facility                     (51,232)             --              --              --         (51,232)
    Proceeds from line of credit                       27,901,293              --              --              --      27,901,293
    Repayment of line of credit                        (8,219,786)             --              --              --      (8,219,786)
    Cash received from (advanced to)
      related parties                                  11,917,000                     (11,850,000)             --          67,000
    Distribution to Barden Development, Inc.           (2,462,124)             --              --              --      (2,462,124)
                                                     ------------    ------------    ------------    ------------    ------------
      Net cash provided by (used in)
          financing activities                         29,026,499              --     (11,850,000)             --      17,176,499
                                                     ------------    ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents                (771,503)             --        (573,931)             --      (1,345,434)

Cash and cash equivalents, beginning of period         10,929,430              --      11,128,586              --      22,058,016
                                                     ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period             $ 10,157,927    $         --    $ 10,554,655    $         --    $ 20,712,582
                                                     ============    ============    ============    ============    ============

                         THE MAJESTIC STAR CASINO, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE. 10   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2003
                                  (unaudited)

                                               The Majestic  The Majestic
                                               Star Casino,   Star Casino   Guarantor     Discontinued   Eliminating      Total
                                                    LLC      Capital Corp. Subsidiaries   Operation(a)     Entries     Consolidated
                                               ------------  ------------- ------------   ------------  -------------  ------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES:                       $ 13,225,762   $        --  $  4,646,876   $    693,417  $          --  $ 18,566,055
                                               ------------   -----------  ------------   ------------  -------------  ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Increase in restricted cash                           --            --      (250,000)            --             --      (250,000)
   Acquisition of property and equipment         (2,336,333)           --    (2,567,426)      (920,046)            --    (5,823,805)
   Cash paid in excess of historical cost
     for land purchased from a related party       (559,806)           --            --             --             --      (559,806)
   Investment in Buffington Harbor
     Riverboats, LLC                                  3,500            --            --             --             --         3,500
   Proceeds from disposal of equipment               14,750            --        27,725          6,264             --        48,739
                                               ------------   -----------  ------------   ------------  -------------  ------------
     Net cash used in investing activities       (2,877,889)           --    (2,789,701)      (913,782)            --    (6,581,372)
                                               ------------   -----------  ------------   ------------  -------------  ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Payment of 11.653% notes issuance costs               --            --        (2,337)            --             --        (2,337)
   Repayment of long-term debt                           --            --            --        (94,392)            --       (94,392)
   Repayment of notes from related parties          367,000            --       700,000             --             --     1,067,000
   Distribution to Barden Development, Inc.      (1,476,901)           --    (2,089,079)            --             --    (3,565,980)
                                               ------------   -----------  ------------   ------------  -------------  ------------
     Net cash used in financing activities       (1,109,901)           --    (1,391,416)       (94,392)            --    (2,595,709)

Net increase (decrease) in cash and cash
   equivalents                                    9,237,972            --       465,759       (314,757)            --     9,388,974

Cash and cash equivalents, beginning
  of period                                       8,564,057            --    11,588,218      4,395,606             --    24,547,881
                                               ------------   -----------  ------------   ------------  -------------  ------------
Cash and cash equivalents, end of period       $ 17,802,029   $        --  $ 12,053,977   $  4,080,849  $          --  $ 33,936,855
                                               ============   ===========  ============   ============  =============  ============

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

    Specific factors that might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include, but are not limited to:

- the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under the $80.0 million credit facility, the 11.653% notes and the 9 1/2% notes;

- changes in our financial condition that may cause us to not be in compliance with the covenants contained within the indenture governing the 9 1/2% notes or the Loan and Security Agreement governing the $80.0 million credit facility, and thus causing us to be in default with the trustee for the 9 1/2% notes and the lenders to the $80.0 million credit facility, requiring a payment acceleration on the debt obligations outstanding;

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

- adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the charge in the current year of retroactive property taxes and the recent ruling in the Aztar case, which denied Aztar's deductions of taxes paid on its casino revenue on its Indiana state income tax return for which Majestic Star's member faces a similar issue;

- other adverse conditions, such as adverse weather and economic conditions in the Company's markets, changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular;

- the ability to fund capital improvements and development needs from existing operations, available credit, or new financing;

- risk of our joint venture partner, Trump Indiana, Inc., not making its lease payments when due in connection with the parking facility in Gary, Indiana or failing to fund the BHR joint venture, and potential adverse effects from THCR's announced restructuring plans;

- the failure of the purchaser to close on the sale of our casino in Black Hawk, Colorado thus restricting the ability of the Company to invest in new projects or the inability of the Company to find an economically viable project to invest the net proceeds after closing, thus causing the Company to pay down on the $80.0 million credit facility and take a permanent reduction in the $80.0 million credit facility by the amount of the pay down and to purchase the Company's 9 1/2% notes with any remaining proceeds;

- the potential disruption to our casino operation in Black Hawk, Colorado if rocks on a cliff wall adjacent to our parking garage should become dislodged and thus damage our property;

-     the loss of key employees or our managers;

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

Overall Operating Results

    Consolidated gross operating revenues in the three-month period ended June 30, 2004 of $76.8 million increased $6.9 million or 9.8% over consolidated gross operating revenues of $70.0 million in the three-month period ended June 30, 2003. The increase is primarily due to the implementation and establishment of new marketing programs, focus on providing our casino guests with the newest and most appealing slot products, and disruption to competitors in the Black Hawk market, which we believe is causing some of their casino customers to play at our Black Hawk facility. Second quarter 2004 gross revenues at Fitzgeralds Black Hawk were a property record. At Majestic Star, second quarter gross revenues represent the second best quarter in the property's history trailing only the gross revenues from the first quarter of this year. For the six-month period ended June 30, 2004, gross revenues were $154.1 million, a 9.1% increase or $12.8 million over the $141.3 million generated in the prior year. In addition to the items above, our gross revenues were positively impacted by greater promotional and complimentary awards, better weather conditions, particularly in and around the Black Hawk area and public acceptance of remodeling and improvements at our facilities. Both Majestic Star and Fitzgeralds Black Hawk set property records for gross revenues in the six-month period ended June 30, 2004. We had a consolidated net income of $2.9 million during the three-month period ended June 30, 2004 compared to a consolidated net loss of $1.6 million during the same period in 2003. The improvement in quarterly net income was $4.5 million or 278.6%. The increase in net income is primarily due to our strong gross revenues of which casino revenues were the primary contributor. Casino revenues for the quarter increased $6.8 million or 10.7%. For the six-month period ended June 30, 2004, net income increased to $3.4 million from $1.4 million in the prior year. Our $2.0 million or 141.5% increase in net income was again driven by our substantial gross revenue growth, of which casino revenues were again the primary contributor. Casino revenues for the six-month period ended June 30, 2004 were $141.7 million compared to $129.1 million in the prior year, an increase of $12.6 million or 9.8%.

    An overview of the developments that affected our results during the three- and six-month periods ended June 30, 2004, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results:

    - On July 12, 2004, the Company announced the sale of substantially all of the assets of Fitzgeralds Black Hawk to Legends Gaming, LLC for $66.0 million, subject to certain adjustments. It is anticipated that the Company will utilize the net proceeds from the sale for investment in its existing facilities, an acquisition of an existing casino operation, development of a casino project in another jurisdiction, repayment of amounts borrowed on the $80.0 million credit facility and 9 1/2% notes, or some combination of the above.

    - On October 7, 2003, the Company completed a refinancing of substantially all of its debt.

         As a result of the refinancing, the Company was able to issue debt and enter into a credit agreement with significantly lower interest rates, which resulted in reduced interest expense of $0.8 million and $1.7 million for the three- and six- month periods ended June 30, 2004 when compared to the same prior year periods.

    - We spent $29.2 million on capital expenditures in the first half of 2004, principally for the acquisition of approximately 170 acres of land from an affiliate. The purchase price of the land was $21.9 million and we paid $22.1 million, which includes capitalized legal fees and other costs associated with consummating the transaction. We also continue to invest in slot machine technology. At Majestic Star, approximately one-half of our casino floor or over 850 slot machines is now equipped with ticket-in ticket-out ("TITO") technology. We anticipate the implementation of TITO on the majority of Majestic Star's slot machines by year-end. We also plan to install TITO technology on approximately 200 slot machines at Fitzgeralds Tunica and approximately 120 slot machines at Fitzgeralds Black Hawk during the second half of the year. We believe that TITO technology should lead to greater efficiency on our casino floor and longer slot machine playing times by our customers without interruptions.

    - We continue to purchase the latest slot machine product at all of our properties. We feel that the new slot machine product provides the game features and entertainment that our slot customers are looking for.

    - Impacting our 2004 and 2003 operating results are two non-recurring charges. First, in March of this year, Majestic Star took a charge of $2.2 million for retroactive property taxes. In May and June of 2003 Majestic Star took charges totaling $2.1 million for retroactive gaming taxes.

    - In the second quarter of 2004, Majestic Star's multimedia campaign featuring Mike Ditka as the property's celebrity spokesperson was fully implemented. In conjunction with the Mike Ditka marketing campaign, we re-branded Majestic Star as the "Winning Place to Play". As a result of our marketing efforts, we lead the market in growth and increased our market share.

    - The City of Gary is starting construction on new roads that will provide better access to Majestic Star, Buffington Harbor and the 170 acres of property Majestic Star acquired from an affiliate in February 2004. Road construction costs will be paid from public funds. Road construction is the first step to developing the 170 acres and is scheduled to be completed in April of 2005.

    - Within the Majestic Star vessel, construction of the new Don and Mike's Sports Bar was completed and the bar opened on May 5, 2004. The Sports Bar offers sports entertainment on 13 flat screen TV's, coupled with a food and beverage operation. The Sports Bar contains 39 slot machines and was constructed in the third floor players lounge. The new Sports Bar has allowed us to close our first floor snack bar so that we can expand our casino floor and add additional slot machines.

    - The Majestic Star festival area has been completed and the first event took place in mid-June 2004. We have tentatively scheduled numerous additional events into October 2004.

         Majestic Star intends to utilize the festival area to expand its market reach.

    - Majestic Star implemented a new, more competitive players club loyalty program and remodeled the VIP lounge and its high limit table games area known as the Monte Carlo Room.

    - The matter of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of State Revenue ("Department of Revenue") is now pending before the Indiana Supreme Court. Earlier in the year, the Indiana Tax Court denied Aztar's deduction of taxes paid on casino revenues when computing Indiana state income tax. While The Majestic Star Casino, LLC is a limited liability company and its income and expenses pass to its member, the Department of Revenue has taken the position that The Majestic Star Casino, LLC had a requirement to withhold and remit state income tax. For the years 1996 and 1998, and the period January 1, 1999 to June 18, 2001, The Majestic Star Casino, LLC has been assessed $2.6 million by the Department of Revenue, exclusive of interest. The Majestic Star Casino, LLC has estimated potential additional tax liabilities of $3.1 million from the date of last assessment through June 30, 2004, exclusive of interest. Under the indenture governing the Company's 9 1/2% notes, the Company can and will make distributions to fund its member's unpaid tax liabilities if necessary.

    - In February 2004, Fitzgeralds Tunica completed a room remodeling project with improvements to approximately 100 of the property's 507 hotel rooms. In June 2004, the property completed improvements to the second floor of its casino, which includes larger restrooms, enhanced cage and guest service areas and an expanded casino floor that provided space for 90 additional slot machines, which became operational on July 9, 2004. The property also implemented a new slot monitoring and player tracking system in June 2004 and is currently in the process of converting slot machines from the old slot system to the new slot system. We anticipate completion of the conversion process within the next sixty days. The new system gives the property the ability to better track and promote to its slot players.

    - The Tunica River Park had its grand opening on March 18, 2004. The Park is adjacent to our Fitzgeralds Tunica property. In addition, a sightseeing riverboat recommenced operations concurrent with the grand opening. Fitzgeralds Tunica can promote directly to passengers of the riverboat. The property is refining its strategies to get park visitors into the property.

    - Starting in mid-September, there will be major bridge repair work on U.S. Highway 6, the main road into Black Hawk, Colorado. We have been advised that the road is expected to be closed for as long as 30 days, thus impacting those gamblers coming to Black Hawk and Fitzgeralds Black Hawk. The Black Hawk Casino Association is putting together a multi-media campaign to educate those in the surrounding areas on other routes to Black Hawk and to provide incentives for coming to Black Hawk during this period. In addition, Fitzgeralds Black Hawk will be increasing its marketing efforts to attract players; however, there can be no assurance as to the success of these enhanced efforts during the period of road closure nor that the repair work will be completed within the time period scheduled.

    - On July 1, 2004 Harrahs Entertainment Inc. ("Harrahs") completed its acquisition of Horseshoe Gaming Holding Corp. ("Horseshoe"). Harrahs and Horseshoe both operate casinos in northwest Indiana and Tunica, Mississippi. The Company also operates casinos (Majestic Star and Fitzgeralds Tunica) within these markets. While it is difficult to determine the actual effects of the acquisition, the Harrahs organization will have acquired the top competitor in these markets, will have expanded its database of players and market share significantly, and may be able to recognize operating synergies within both markets.

    - The recent announcements of Harrahs' proposed acquisition of Caesars Entertainment, Inc. and MGM Mirage's ("MGM") proposed acquisition announcement of Mandalay Resorts Group would give Harrahs and MGM significant properties in and around the Company's properties and would give these two large national gaming companies an even greater presence in gaming on a national scale. As an example of property concentration, Harrahs would now own five of the nine casinos in Tunica, Mississippi. While it is difficult to determine the actual effects of these acquisitions, both Harrahs and MGM will have acquired numerous casinos providing an expanded database of players and greater market share in many regions of the country, plus the potential to recognize operating and administrative synergies.

    - In early May 2004, the Ho-Chunk Indian Tribe unveiled plans to develop a casino hotel complex in the south suburbs of Chicago. In addition, discussions have occurred on granting three to four new casino licenses in Illinois. These projects, if they materialize, could have a direct impact on Majestic Star. The Company will monitor this situation as it develops and will work to continue to enhance its gaming interests in the region and the economic benefits that it brings to the surrounding community.

    - The Pokagon Band of Potawatomi Indians, a Federally recognized Native American tribe, previously announced its desire to build a land-based gaming operation in or around the City of New Buffalo, Michigan. In August 2004, the Pokagons received a favorable ruling from the Michigan Supreme Court regarding the validity of their compact with the State of Michigan. While the Pokagons have other remaining legal and regulatory matters that must be resolved prior to constructing a gaming facility, if these matters are resolved by the Pokagons and a gaming facility is constructed, then competition will most likely intensify in the northwest Indiana market, for which Majestic Star competes for casino customers.

    - In June 2004, Myriad World Resorts of Tunica was granted permission by the Mississippi Gaming Commission to build a $900.0 million, 540 acre resort in Tunica, Mississippi. The resort will contain a hotel, golf course, convention center and retail shops, and if constructed, could greatly increase competition in the Tunica market, for which Fitzgerald's Tunica competes for casino customers.

    - The information contained above under "Statement on Forward Looking Information" and the competitive factors set forth in Item 1. Business, under the caption "Competition", in our December 31, 2003 Form 10-K have had and will continue to have an effect on our operations.

RESULTS OF OPERATIONS

    The following table sets forth information derived from the Company's statements of operations expressed as a percentage of gross operating revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES


                                                               For the                          For the
                                                         Three months ended                Six months ended
                                                              June 30,                         June 30,
                                                    ------------------------------   ------------------------------
                                                        2004            2003             2004             2003
                                                    -------------   --------------   -------------    -------------
OPERATING REVENUES:
  Casino                                                   91.9%            91.2%           91.9%            91.3%
  Rooms                                                     2.5%             2.8%            2.5%             2.8%
  Food and beverage                                         4.1%             4.5%            4.2%             4.5%
  Other                                                     1.5%             1.5%            1.4%             1.4%
                                                    -------------   --------------   -------------    -------------
Gross operating revenues                                  100.0%           100.0%          100.0%           100.0%
  Less promotional allowances                               6.6%             6.4%            6.6%             6.3%
                                                    -------------   --------------   -------------    -------------
Net operating revenues                                     93.4%            93.6%           93.4%            93.7%
                                                    -------------   --------------   -------------    -------------

OPERATING COSTS AND EXPENSES:
  Casino                                                   29.0%            31.0%           29.4%            29.7%
  Rooms                                                     0.6%             0.9%            0.6%             0.9%
  Food and beverage                                         1.8%             2.0%            1.8%             1.9%
  Other                                                     0.4%             0.4%            0.4%             0.4%
  Gaming taxes (1)                                         20.0%            21.7%           19.8%            20.3%
  Advertising and promotion                                 5.5%             5.1%            5.2%             5.1%
  General and administrative (2)                           13.4%            13.3%           15.4%            13.2%
  Corporate expenses                                        1.1%             1.1%            1.1%             1.2%
  Economic incentive - City of Gary                         1.5%             1.4%            1.5%             1.5%
  Depreciation and amortization                             6.0%             6.3%            5.9%             6.2%
  Loss on investment in Buffington Harbor
    Riverboats, LLC                                         0.8%             0.9%            0.8%             0.9%
  Loss on sale of assets                                    0.0%             0.0%            0.0%             0.1%
                                                    -------------   --------------   -------------    -------------
Total operating costs and expenses                         80.1%            84.1%           81.9%            81.4%
                                                    -------------   --------------   -------------    -------------
Operating income                                           13.3%             9.5%           11.5%            12.3%
                                                    -------------   --------------   -------------    -------------

OTHER INCOME (EXPENSES):
  Interest income                                            --              0.0%            0.0%             0.1%
  Interest expense                                         -9.4%           -11.3%           -9.2%           -11.3%
  Other non-operating expense                              -0.1%            -0.1%           -0.1%            -0.1%
                                                    -------------   --------------   -------------    -------------
Total other expenses                                       -9.5%           -11.4%           -9.3%           -11.3%
                                                    -------------   --------------   -------------    -------------
Income (loss) from continuing operations                    3.8%            -1.9%            2.2%             1.0%
  Loss from discontinued operations                          --             -0.4%             --              0.0%
                                                    -------------   --------------   -------------    -------------
Net income (loss)                                           3.8%            -2.3%            2.2%             1.0%
                                                    =============   ==============   =============    =============

(1) Gaming taxes includes the $2.1 million retroactive property charge in the three- and six-month periods end June 30, 2003.
(2) General and administrative expenses for the six-months ended June 30, 2004 includes the $2.2 million retroactive property tax charge.

    The following table provides certain selected financial information from our consolidated statements of operations.

Consolidated

                                                For the                                  For the
                                           Three months ended                        Six months ended
                                                June 30,            Percentage            June 30,          Percentage
                                         -----------------------     Increase     -----------------------    Increase
                                            2004        2003        (Decrease)      2004         2003       (Decrease)
                                         -----------  ----------   -------------  ----------   ----------  -------------
                                             (in millions)                            (in millions)
Casino revenues                              $ 70.6     $  63.8           10.7%     $ 141.6      $ 129.0           9.8%
Room revenues                                   1.9         2.0           -2.1%         3.8          3.9          -2.4%
Food and beverage revenues                      3.1         3.1           -0.6%         6.5          6.4           1.7%
Other revenues                                  1.2         1.1           10.1%         2.2          2.0          11.6%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Gross operating revenues                     76.8        70.0            9.8%       154.1        141.3           9.1%
Less promotional allowances                     5.1         4.5           13.5%        10.1          9.0          12.9%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Net operating revenues                       71.7        65.5            9.5%       144.0        132.3           8.8%
Operating expenses                             61.5        58.8            4.6%       126.3        114.9           9.9%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Operating income                             10.2         6.7           52.7%        17.7         17.4           1.8%
Other expenses                                 (7.3)       (8.0)          -8.6%       (14.3)       (15.9)         -9.9%
                                         -----------  ----------   -------------  ----------   ----------  -------------
Income (loss) from continuing
 operations                                     2.9        (1.3)         323.9%         3.4          1.5         125.5%
Loss from discontinued operation                 --        (0.3)        -100.0%          --         (0.1)       -100.0%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Net income (loss)                          $  2.9     $  (1.6)         278.6%     $   3.4      $   1.4         141.5%
                                         ===========  ==========   =============  ==========   ==========  =============



    The following tables provide certain selected segment financial information for each of the Majestic Star, Fitzgeralds Tunica, and Fitzgeralds Black Hawk, as well as Majestic Investor Holdings (an intermediate holding company that owns Fitzgeralds Tunica and Fitzgeralds Black Hawk). All amounts are shown before corporate overhead.

Majestic Star

                                        For the                                    For the
                                   Three months ended                         Six months ended
                                        June 30,           Percentage              June 30,           Percentage
                                 -----------------------    Increase       -----------------------     Increase
                                   2004         2003       (Decrease)         2004        2003        (Decrease)
                                 ----------   ----------  --------------   -----------  ----------   -------------
                                     (in millions)                             (in millions)
Casino revenues                    $  38.7      $  33.6           15.2%       $  77.9      $ 68.9           13.0%
Room revenues                           --           --            0.0%            --          --            0.0%
Food and beverage revenues             0.5          0.4           31.3%           0.9         0.7           27.6%
Other revenues                         0.7          0.6           15.9%           1.4         1.2           11.8%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Gross operating revenues            39.9         34.6           15.3%          80.2        70.8           13.1%
Less promotional allowances            0.6          0.3           90.6%           1.0         0.6           49.4%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net operating revenues              39.3         34.3           14.6%          79.2        70.2           12.8%
Operating expenses                    34.0         30.9            9.9%          71.2        60.6           17.3%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Operating income                     5.3          3.4           66.2%           8.0         9.6          -15.8%
Other expense                         (6.8)        (3.6)          91.7%         (13.4)       (7.1)          88.7%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net (loss) income                $  (1.5)     $  (0.2)         205.0%       $  (5.4)     $  2.5         -318.3%
                                 ==========   ==========  ==============   ===========  ==========   =============

Fitzgeralds Tunica

                                         For the                                   For the
                                   Three months ended                         Six months ended
                                        June 30,           Percentage              June 30,           Percentage
                                 -----------------------    Increase       -----------------------     Increase
                                    2004         2003      (Decrease)         2004         2003       (Decrease)
                                 ----------   ----------  --------------   -----------  ----------   -------------
                                     (in millions)                             (in millions)
Casino revenues                     $ 21.6       $ 21.4            0.9%        $ 44.4      $ 43.2            2.7%
Room revenues                          1.9          2.0           -2.1%           3.8         3.9           -2.4%
Food and beverage revenues             2.2          2.3           -7.4%           4.4         4.6           -4.2%
Other revenues                         0.3          0.4          -10.2%           0.7         0.7            2.6%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Gross operating revenues            26.0         26.1           -0.2%          53.3        52.4            1.7%
Less promotional allowances            3.6          3.4            8.6%           7.5         6.7           10.7%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net operating revenues              22.4         22.7           -1.5%          45.8        45.7            0.4%
Operating expenses                    19.3         19.6           -1.5%          38.7        37.9            2.4%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Operating income                     3.1          3.1           -0.9%           7.1         7.8           -9.2%
Other income (expense)                 0.0          0.0          -40.7%           0.0         0.0          -28.9%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net income                        $  3.1       $  3.1           -0.9%        $  7.1      $  7.8           -9.2%
                                 ==========   ==========  ==============   ===========  ==========   =============


Fitzgeralds Black Hawk

                                        For the                                    For the
                                   Three months ended                         Six months ended
                                        June 30,            Percentage             June 30,           Percentage
                                 -----------------------     Increase       -----------------------    Increase
                                    2004         2003       (Decrease)        2004         2003       (Decrease)
                                 ----------   ----------  --------------   -----------  ----------   -------------
                                     (in millions)                              (in millions)
Casino revenues                     $ 10.3       $  8.7           17.1%        $ 19.3      $ 16.9           14.5%
Room revenues                           --           --             --             --          --             --
Food and beverage revenues             0.5          0.5            8.9%           1.1         1.0            9.8%
Other revenues                         0.1          0.1           65.6%           0.2         0.1           56.0%
                                 ----------   ----------  -------------    -----------  -----------  -------------
  Gross operating revenues            10.9          9.3           17.0%          20.6        18.0           14.5%
Less promotional allowances            0.8          0.8            3.7%           1.7         1.6            7.4%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net operating revenues              10.1          8.5           18.3%          18.9        16.4           15.2%
Operating expenses                     7.3          6.8            7.2%          14.1        13.3            5.7%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Operating income                     2.8          1.7           67.8%           4.8         3.1           55.6%
Other income (expense)                  --           --             --             --          --             --
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net income                        $  2.8       $  1.7           67.8%        $  4.8      $  3.1           55.6%
                                 ==========   ==========  ==============   ===========  ==========   =============

Majestic Investor Holdings

                                               For the                                   For the
                                          Three months ended                        Six months ended
                                               June 30,           Percentage             June 30,           Percentage
                                        -----------------------    Increase       -----------------------    Increase
                                           2004        2003       (Decrease)         2004         2003      (Decrease)
                                        ----------  -----------  -------------    ----------   ----------  -------------
                                            (in millions)                             (in millions)
Casino revenues                           $   --       $   --             --        $   --      $    --             --
Room revenues                                 --           --             --            --           --             --
Food and beverage revenues                    --           --             --            --           --             --
Other revenues                                --           --             --            --           --             --
                                        ----------  -----------  -------------    ----------   ----------  -------------
  Gross operating revenues                    --           --             --            --           --             --
Less promotional allowances                   --           --             --            --           --             --
                                        ----------  -----------  -------------    ----------   ----------  -------------
  Net operating revenues                      --           --             --            --           --             --
Operating expenses                            --          0.7          -95.5%          0.5          1.4          -61.0%
                                        ----------  -----------  -------------    ----------   ----------  -------------
  Operating loss                              --         (0.7)         -95.5%         (0.5)        (1.4)         -61.0%
Other expenses                              (0.5)        (4.4)         -89.3%         (1.0)        (8.8)         -89.3%
                                        ----------  -----------  -------------    ----------   ----------  -------------
  Loss from continuing operations           (0.5)        (5.1)         -90.1%         (1.5)       (10.2)         -85.5%
Loss from discontinued operation              --         (0.3)        -100.0%           --         (0.1)        -100.0%
                                        ----------  -----------  -------------    ----------   ----------  -------------
  Net loss                                $ (0.5)      $ (5.4)         -90.7%       $ (1.5)     $ (10.3)         -85.7%
                                        ==========  ===========  =============    ==========   ==========  =============

    The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at the Majestic Star, Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

                                                        For the                          For the
                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                              ------------------------------   ------------------------------
                                                  2004             2003            2004             2003
                                              -------------    -------------   -------------    -------------

             Casino revenues                         50.4%            48.0%           50.5%            48.8%
             Room revenues                             --               --              --               --
             Food and beverage revenues               0.6%             0.5%            0.6%             0.6%
             Other revenues                           0.9%             0.9%            0.9%             0.8%
                                              -------------    -------------   -------------    -------------
               Gross operating revenues              51.9%            49.4%           52.0%            50.2%
             Less promotional allowances              0.8%             0.4%            0.6%             0.5%
                                              -------------    -------------   -------------    -------------
               Net operating revenues                51.1%            49.0%           51.4%            49.7%
             Operating expenses                      44.3%            44.2%           46.2%            42.9%
                                              -------------    -------------   -------------    -------------
               Operating income                       6.8%             4.8%            5.2%             6.8%
             Other expenses                          -8.9%            -5.1%           -8.7%            -5.1%
                                              -------------    -------------   -------------    -------------
               Net (loss) income                     -2.1%            -0.3%           -3.5%             1.7%
                                              =============    =============   =============    =============

Fitzgeralds Tunica

                                                        For the                           For the
                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                              ------------------------------   ------------------------------
                                                  2004             2003            2004             2003
                                              -------------    -------------   -------------    -------------
          Casino revenues                            28.1%            30.6%           28.8%            30.6%
          Room revenues                               2.5%             2.8%            2.5%             2.8%
          Food and beverage revenues                  2.8%             3.3%            2.9%             3.3%
          Other revenues                              0.4%             0.5%            0.4%             0.4%
                                              -------------    -------------   -------------    -------------
            Gross operating revenues                 33.8%            37.2%           34.6%            37.1%
          Less promotional allowances                 4.7%             4.8%            4.9%             4.8%
                                              -------------    -------------   -------------    -------------
            Net operating revenues                   29.1%            32.4%           29.7%            32.3%
          Operating expenses                         25.1%            28.0%           25.1%            26.8%
                                              -------------    -------------   -------------    -------------
            Operating income                          4.0%             4.4%            4.6%             5.5%
          Other expenses                              0.0%             0.0%            0.0%             0.0%
                                              -------------    -------------   -------------    -------------
            Net income                                4.0%             4.4%            4.6%             5.5%
                                              =============    =============   =============    =============


Fitzgeralds Black Hawk

                                                            For the                         For the
                                                      Three months ended                Six months ended
                                                           June 30,                         June 30,
                                                 ------------------------------   ------------------------------
                                                     2004             2003            2004             2003
                                                 -------------    -------------   -------------    -------------
             Casino revenues                            13.4%            12.6%           12.5%            12.0%
             Room revenues                                --               --              --               --
             Food and beverage revenues                  0.7%             0.7%            0.7%             0.6%
             Other revenues                              0.1%             0.1%            0.1%             0.1%
                                                 -------------    -------------   -------------    -------------
               Gross operating revenues                 14.2%            13.4%           13.3%            12.7%
             Less promotional allowances                 1.1%             1.2%            1.1%             1.1%
                                                 -------------    -------------   -------------    -------------
               Net operating revenues                   13.1%            12.2%           12.2%            11.6%
             Operating expenses                          9.5%             9.7%            9.1%             9.4%
                                                 -------------    -------------   -------------    -------------
               Operating income                          3.6%             2.5%            3.1%             2.2%
             Other expenses                               --               --              --               --
                                                 -------------    -------------   -------------    -------------
               Net income                                3.6%             2.5%            3.1%             2.2%
                                                 =============    =============   =============    =============

Majestic Investor Holdings

                                                            For the                       For the
                                                       Three months ended             Six months ended
                                                            June 30,                      June 30,
                                                   ---------------------------   ---------------------------
                                                      2004            2003           2004           2003
                                                   -----------    ------------   ------------   ------------
      Casino revenues                                      --              --             --             --
      Room revenues                                        --              --             --             --
      Food and beverage revenues                           --              --             --             --
      Other revenues                                       --              --             --             --
                                                   -----------    ------------   ------------   ------------
        Gross operating revenues                           --              --             --             --
      Less promotional allowances                          --              --             --             --
                                                   -----------    ------------   ------------   ------------
        Net operating revenues                             --              --             --             --
      Operating expenses                                 0.1%            1.0%           0.4%           1.0%
                                                   -----------    ------------   ------------   ------------
        Operating loss                                  -0.1%           -1.0%          -0.4%          -1.0%
      Other expenses                                    -0.6%           -6.3%          -0.6%          -6.2%
                                                   -----------    ------------   ------------   ------------
        Loss from continuing operations                 -0.7%           -7.3%          -1.0%          -7.2%
      Loss from discontinued operations                    --           -0.4%             --          -0.0%
                                                   -----------    ------------   ------------   ------------
        Net loss                                        -0.7%           -7.7%          -1.0%          -7.2%
                                                   ===========    ============   ============   ============





SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

    Consolidated gross operating revenues for the second quarter of 2004 increased $6.9 million or 9.8% over consolidated gross operating revenues recorded in the second quarter of 2003. The Company's higher gross operating revenues were the result of strong growth at both Majestic Star and Fitzgeralds Black Hawk. Implementation and establishment of new marketing programs, focus on providing our casino guests with the newest and most appealing slot products, implementation of the latest slot technology, and displacement of customers from competitors that are undergoing remodeling and construction in Black Hawk, Colorado, all contributed to our strong revenue growth.

    Consolidated casino revenues increased $6.8 million or 10.7% to $70.6 million during the second quarter of 2004 as compared to the second quarter of 2003. Majestic Star accounted for 74.9% of the increase to consolidated casino revenues, which primarily resulted from the March implementation of a multimedia advertising campaign featuring former Chicago Bears player and coach, Mike Ditka as the property's celebrity spokesperson, more aggressive direct mail and cash promotional efforts, which, when combined with our other marketing programs generated a 12.1% increase in slot coin-in, continued focus on the Asian and middle market for table games players and increased table game limits, a higher table games win percentage to 16.1% from 14.8% in the same quarter last year, and the impact of the new Koko Taylor's Blues Cafe and Passports - A World

Class Buffet at Buffington Harbor along with acceptance of our remodel projects and new entertainment options.

    Casino revenue at Fitzgeralds Black Hawk increased $1.5 million or 17.1% because of management's continued focus on maximizing yield on marketing and promotional activities, a 0.4% increase in slot and a 1.6% increase in table game win percentages, and displacement of customers from competitors that are undergoing remodeling and construction. With respect to Fitzgeralds Black Hawk, the maximum wager is $5.00.

    Consolidated promotional allowances increased $0.6 million or 13.5% in the second quarter of 2004 as compared to the second quarter of 2003, primarily due to increases at Fitzgeralds Tunica and Majestic Star. A new, more competitive, slot club program contributed to a $0.3 million increase in promotional allowances at Majestic Star. Fitzgeralds Tunica also had a $0.3 million increase in promotional allowances as a result of providing more complimentary hotel rooms. During the second quarter, Fitzgeralds Tunica was providing complimentary rooms to our better gamblers in order to generate greater levels of activity on the casino floor. This strategy was implemented to combat the highly competitive Tunica market.

    Total consolidated operating expenses increased $2.7 million or 4.6% in the second quarter of 2004 as compared to the second quarter of 2003, due primarily to company wide increases in gaming taxes of $0.2 million, general and administrative expenses of $1.0 million and depreciation and amortization expenses of $0.2 million. In addition, both consolidated casino and advertising and promotional expenses increased $0.6 million. The increases were driven primarily by activities at Majestic Star.

    Consolidated casino expenses were $22.3 million in the three months ended June 30, 2004, an increase of $0.6 million or 2.8% from the three months ended June 30, 2003. The increase in casino expenses is almost entirely due to increased business volumes at Majestic Star. Casino expenses were higher due to greater levels of cash promotional activities directed toward our casino guests and increased costs of food and beverages provided on a complimentary basis to our casino guests at the Buffington Harbor food facilities.

    Consolidated gaming taxes increased only $0.2 million or 1.1% to $15.3 million in the three months ended June 30, 2004 from the three months ended June 30, 2003. However, the increase would have been $2.3 million had it not been for the Indiana retroactive gaming tax assessment of $2.1 million during the second quarter of 2003 (see Note 7 to the notes for our consolidated financial statements). This $2.2 million increase (exclusive of the effect of the retroactive gaming tax assessment) is primarily because of the increased casino revenues at all of our properties, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $1.8 million increase in gaming and admission taxes (exclusive of the retroactive gaming tax assessment). The tax structures and rates were similar at all of our casinos in the three months ended June 30, 2004 and the three months ended June 30, 2003.

    Consolidated advertising and promotion expenses increased $0.6 million or 17.3% to $4.2 million primarily due to increases at Majestic Star in newspaper, radio and television expense in connection with the new advertising campaign which began in March of 2004 featuring former Chicago Bears player and coach, Mike Ditka, as the property's celebrity spokesperson.

    Consolidated general and administrative expenses increased $1.0 million or 10.5% to $10.3 million in the second quarter of 2004 from the second quarter of 2003. Majestic Star accounted for $0.7 million of the increase, which resulted from greater berthing fee expenses related to the operations of BHR, higher current quarter property taxes, and higher insurance and claim costs. Fitzgeralds Tunica took a charge in the second quarter of $0.1 million to fund the audit expenses of the Mississippi Gaming Commission. In Mississippi, casino operators are required to fund the costs associated with their compliance audits performed by the Mississippi Gaming Commission.

    Consolidated other expenses consist primarily of interest expense, which declined by $0.8 million in the second quarter of 2004 as compared to the same period in 2003. The reduced interest expense is the result of the October 7, 2003 purchase and redemption of all of The Majestic Star Casino, LLC's $130.0 million 10 7/8% notes and purchase of 89.3% of Majestic Investor Holdings LLC's $151.8 million 11.653% notes. To purchase and redeem these notes, and pay the related premium thereon, the Company issued $260.0 million of 9 1/2% notes and entered into an $80.0 million credit facility. During the quarter ended June 30, 2004, the Company paid interest on advances under the credit facility at interest rates ranging from 4.61% to 5.00%.

    The Company recognized income from discontinued operations of $0.3 million in the second quarter of 2003. The income from discontinued operations relates to Fitzgeralds Las Vegas, which was spun off to BDI on December 31, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Consolidated gross operating revenues for the six months ended June 30, 2004 increased $12.8 million or 9.1% over consolidated gross operating revenues recorded in the six months ended June 30, 2003. This increase is primarily attributable to increases in consolidated casino revenues at all three of our casinos. Consolidated casino revenues were up $9.0 million at Majestic Star, $1.2 million at Fitzgeralds Tunica and $2.4 million at Fitzgeralds Black Hawk for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in our consolidated casino revenues represents 98.1% of the increase in our consolidated gross operating revenues.

    Consolidated casino revenues increased $12.6 million or 9.8% to $141.7 million during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Majestic Star accounted for 71.2% of the increase to consolidated casino revenues, which primarily resulted from the continuing success of the March 2004 kick-off of a multimedia advertising campaign featuring former Chicago Bears player and coach, Mike Ditka, as the property's celebrity spokesperson, which, when combined with our other marketing programs generated a 9.1% increase in coin-in, continued focus on the Asian and middle market for table games players and increased table game limits, a higher table games win percentage to 17.3% from 15.4% in the same six month period last year, and the positive impact of the new Koko Taylor's Blues Cafe and Passports World Class Buffet at Buffington Harbor along with acceptance of our remodel projects and new entertainment options.

    Casino revenue was higher at Fitzgeralds Black Hawk because of management's continued focus on maximizing yield on marketing and promotional activities, improved weather conditions particularly in March of this year, and displacement of customers from competitors that are undergoing remodeling and construction. With respect to Fitzgeralds Black Hawk, the maximum wager is $5.00. Fitzgeralds Tunica's increase in casino revenue resulted from increases in direct mail and patron complimentary allowances. Higher levels of direct mail and patron complimentary allowances reflect a shift in strategy from the six months ended June 30, 2003 and were implemented to address the increasing competitiveness of the market.

    Consolidated promotional allowances increased $1.2 million or 12.9% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, primarily due to increases in casino related promotional cash activities and higher levels of complimentaries at Fitzgeralds Tunica in an effort to increase revenues and to remain competitive in the Tunica market. Promotional allowances at Fitzgeralds Tunica increased $0.7 million in the six months ended June 30, 2004 or 10.7% as compared to the six months ended June 30, 2003. Majestic Star's promotional allowances also increased $0.3 million from the six months ended June 30, 2003 due to a new and more competitive slot club program this year.

    Total consolidated operating expenses increased $11.4 million or 9.9% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, due primarily to increases in casino expenses of $3.4 million, gaming and incentive taxes of $2.0 million, advertising and promotion expenses of $0.7 million and general and administrative expenses of $5.1 million.

    Consolidated casino expenses were $45.4 million in the six months ended June 30, 2004, an increase of $3.4 million or 8.2% from the six months ended June 30, 2003. The increase in casino expenses is directly related to the increased business volumes at all three of our casinos. Majestic Star comprised approximately 80.3%, or $2.8 million, of our increased consolidated casino expenses as a result of the $9.0 million increase in casino revenues. At Majestic Star casino expenses were higher due to greater levels of cash promotional activities directed toward our casino guests, increased payroll and related expenses, higher progressive expenses and increased costs of providing complimentary food and beverage services to our casino guests at the food operations within BHR.

    Consolidated gaming taxes increased $1.8 million or 6.2% to $30.5 million in the six months ended June 30, 2004 from the six months ended June 30, 2003. However, the increase would have been $3.9 million had it not been for the Indiana retroactive gaming tax assessment of $2.1 million during the second quarter of 2003 (see Note 7 of the notes to our consolidated financial statements). This $3.8 million increase (exclusive of the effect of the retroactive gaming tax assessment) is primarily because of the increased casino revenues at all of our properties, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $3.1 million increase in gaming and admission taxes (exclusive of the retroactive gaming tax assessment).

    Consolidated general and administrative expenses increased $5.1 million or 27.3% to $23.7 million in the six months ended June 30, 2004 from the six months ended June 30, 2003. The increase in general and administrative expense in the six months ended June 30, 2004 was mostly due to events occurring at Majestic Star, which comprised $4.0 million of the increase. The most significant item affecting general and administrative expense at Majestic Star was a $2.2 million increase due to retroactive property tax accruals for the years 2002 and 2003 (see discussion on retroactive property taxes immediately below). Majestic Star also incurred higher current year to date property taxes of $0.6 million, greater berthing fee expenses of $0.2 million related to the operations of BHR, $0.3 in increased insurance and claim costs, and $0.2 million in increased payroll and benefits. Fitzgeralds Tunica recognized greater costs of $0.6 million, which primarily resulted from payroll and benefit expenses, higher insurance and claim costs, and a charge in the second quarter of 2004 of $0.1 million to fund the audit expenses of the Mississippi Gaming Commission. In Mississippi, casino operators are required to fund the costs associated with their compliance audits performed by the Mississippi Gaming Commission. Also, increasing consolidated general and administrative expense was a $0.3 million reserve at Investor Holding's for a recent judgment in a lawsuit against Fitzgeralds Tunica pertaining to certain events relating to the acquisition of Fitzgeralds Tunica from its former owner (see Part II, Item 1. Legal Proceedings).

    The $2.2 million increase in retroactive property tax accruals at Majestic Star discussed above resulted from events beginning in January 2004, when Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana, where Majestic Star is located. The valuation assessment was part of a county-wide reassessment, and these reassessments were retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star followed administrative policies of the taxing authorities and paid Lake County an amount equal to 70% of its 2001 property tax liability, and had estimated an accrual for the balance due for 2002 and 2003. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April 2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. The Company used the information provided in April to revise its estimate of the amounts due.

    BHR, the Company's joint venture with Trump, also received a notice of final assessed value of its real property. Similarly Buffington Harbor Parking Associates ("BHPA"), the owner of a parking garage for which Majestic Star is a lessee under an operating lease, received a notice reflecting final assessed values. Majestic Star, through the joint venture agreement and the operating lease agreement, would be liable for its portion of BHR's and BHPA's property tax liabilities.

    Based on the assessments and tax rates issued in April 2004, Majestic Star increased its accrual for real property taxes on its vessel and its proportionate share of liability for BHPA and BHR, by $2.2 million. At June 30, 2004, the accrual for all unpaid property taxes owed directly or indirectly by Majestic Star is $8.6 million.

    On July 12, 2004, Majestic Star paid its remaining 2002 property tax bill. The balance due was the difference between the new assessed values times the new tax rates less the provisional tax payments previously paid by Majestic Star. Majestic Star anticipates paying its 2003 tax bill in September and November of 2004; however, a citizens group in Lake County is challenging the method of assessment of property in Lake County. At this time we cannot determine if there will be any modifications to the current assessed value of real property. As such, Majestic Star has made no reductions in its current accruals for 2003 and 2004 property taxes.

    Consolidated other expenses consist primarily of interest expense, which declined by $1.7 million in the six months ended June 30, 2004 as compared to the same period in 2003. The reduced interest expense is the result of the October 7, 2003 purchase and redemption of all of The Majestic Star Casino, LLC's $130.0 million 10 7/8% notes and 89.3% of Majestic Investor Holdings LLC's $151.8 million 11.653% notes. To purchase and redeem these notes, and pay the related premium thereon, the Company issued $260.0 million of 9 1/2% notes and entered into an $80.0 million credit facility.

    The Company recognized a loss from discontinued operations of $0.1 million in the six months ended June 30, 2003. The loss from discontinued operations relates to Fitzgeralds Las Vegas, which was spun off to BDI on December 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility. We generate substantial cash flows from operating activities. For the six months ended June 30, 2004 and 2003, we reported cash flows from operating activities of $10.9 million and $18.5 million, respectively. The timing of payments of interest on our senior secured notes and the $80.0 million credit facility caused the decrease in cash flow from operating activities between June 30, 2004 and 2003. We use our cash flows to meet our financial obligations, which consist principally of financing our operations, meeting our debt service requirements, funding capital improvements and projects, and making distributions to BDI under the manager agreement. During the six months ended June 30, 2004 we used our line of credit to partially finance capital expenditures, including the acquisition of 170 acres of land, plus associated legal fees and other costs, from an affiliate.

    At June 30, 2004, $45.6 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $20.7 million at June 30, 2004, compared to $22.1 million at December 31, 2003. For the six months ended June 30, 2004, the Company spent $29.2 million for property, plant and equipment, which consisted principally of the land acquisition mentioned previously, the construction of a new administrative building and integration of slot machines with ticket-in ticket-out technology ("TITO") at Majestic Star, expansion of our casino floor and implementation of a new slot marketing and player tracking system at Fitzgeralds Tunica and our continued investment in the newest and most entertaining slot machines and gaming equipment at each of our properties. During the six months ended June 30, 2003, the Company spent $4.9 million, primarily on the purchase of land and a building, technology enhancements and slot machines and gaming equipment. For the remainder of 2004, the Company anticipates spending up to an additional $9.2 million on capital expenditures. This amount will be primarily directed toward purchasing new slot machines, stabilizing a rock wall adjacent to the parking garage at Fitzgeralds Black Hawk, the continued implementation of slot machines on the new slot marketing and player tracking system at Fitzgeralds Tunica, integrating the majority of Majestic Star's slot machines with TITO, and installing TITO on selected slot machines at Fitzgeralds Tunica and Fitzgeralds Black Hawk. We believe that TITO technology will lead to greater efficiency on our casino floor, thus providing cost savings, and longer slot machine playing times by our customers without interruptions, which should enhance our casino revenues.

    Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated normal operating requirements for working capital, its planned capital expenditures and its significant contractual obligations with respect to amounts outstanding under the $80.0 million credit facility, the 11.653% notes, the 9 1/2% notes, payments to BHR, and lease payments to BHPA. The majority of principal payments on our senior debt are not due until October 2010. However, the Company will be required to pay $16.3 million still outstanding on the 11.653% notes, plus accrued interest thereon, and any amounts outstanding on the $80.0 million credit facility, plus accrued interest thereon, in 2007. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

    While we continue to evaluate potential opportunities to expand our existing casinos or to pursue other growth opportunities, we may not have sufficient funds to finance such strategic projects under our existing debt agreements. In addition, our existing debt agreements limit our ability to incur additional debt unless we can meet certain financial ratios. The Company has entered into an agreement to sell certain assets of its Black Hawk gaming facility for $66.0 million, subject to certain adjustments. Pursuant to the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility, the Company must invest the net proceeds from the sale in related assets or businesses, or the Company will need to pay down the current outstanding balance on the $80.0 million credit facility and take a permanent reduction in the $80.0 million credit facility for such amounts paid and offer to purchase the Company's 9 1/2 notes with any remaining proceeds. Should the Company identify an asset or business acquisition, there is no guarantee that any additional financing needed by the Company will be available on acceptable terms or at all. In addition, we anticipate that the sale of the assets of Fitzgeralds Black Hawk will generate a gain. The Majestic Star Casino, LLC is a limited liability company and the income and expenses of the Company pass through to its member. The indenture governing the 9 1/2% notes and the Loan and Security Agreement to the $80.0 million credit facility allow for distributions to our member to pay income taxes. Any gain will be included with other income and expenses the Company passes through to its member. The Company's member will need to determine, based on current year income and expense, and prior years tax losses and benefit carry forwards, if a distribution is warranted and provide the Company with a calculation of the distribution amount, if any.

    The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company. If necessary and to the extent permitted under the indenture governing the 9 1/2% notes, the Company will seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds. The recent retroactive property tax accrual as explained above and the ruling on the matter of Aztar Indiana Gaming Corporation v. Indiana Department of State Revenue as more fully described in Part II Item 1, Legal Proceedings, could have a material impact on the Company's liquidity.

    On May 4, 2004, the Company entered into Amendment Number One to Loan and Security Agreement ("Amendment") with the lenders to the $80.0 million credit facility. The main item addressed in the Amendment was the definition of EBITDA, which was amended to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to the previously discussed retroactive property tax adjustment at Majestic Star. The modified definition of EBITDA is effective as of December 31, 2003. Without the Amendment, the Company would have not met the required $13.9 million EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement. For the six-month period ended June 30, 2004, the Company was in compliance with all covenants to the $80.0 million credit facility.

    As of June 30, 2004, the Company had $34.4 million available on its $80.0 million credit facility.

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

    In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R ("FIN46R"), "Consolidation of Variable Interest Entities -- an interpretation of Accounting Research Bulletin No. 51" (revised December
2003). FIN46R addresses consolidation by business enterprises of certain variable interest entities. Application of FIN46R is required in financial statements of public entities that have interests in variable interest entities for periods ending December 15, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. Adoption of FIN46R did not have a material impact on the Company's financial statements for the period ending June 30, 2004

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    There have been no changes in the Company's disclosure controls during the six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

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

       On April 19, 2004 the Indiana Tax Court ruled on the matter of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of State Revenue ("Department of Revenue"). Aztar operates a riverboat casino in Indiana. The ruling denied Aztar's deductions claimed on its Indiana income tax returns for taxes paid on gaming revenues to the state. This ruling has significant implications for all Indiana casinos. Majestic Star has been issued notices of proposed assessments by the Department of Revenue totaling $2.6 million for the years 1996 and 1998 and the period January 1, 1999 to June 18, 2001. While The Majestic Star Casino, LLC is a limited liability company and its income and expenses pass to its member, the Department of Revenue has taken the position that The Majestic Star Casino, LLC had a requirement to withhold and remit state income tax. The Company has filed an administrative protest and demand for hearing to challenge the proposed assessments for which it received notice. No assessment has been issued by the Department of Revenue for any tax periods subsequent to June 18, 2001, but the Company estimates that if the assessments were extended through the latest reporting date of June 30, 2004, there would be an additional tax liability of approximately $3.1 million, plus interest. This additional tax liability amount would be adjusted against any net taxable income or losses previously reported to the state by our member. In addition, to date, the Company has not been charged a penalty for failing to withhold and remit the taxes to the state. Aztar requested a rehearing by the Indiana Tax Court. The Indiana Tax Court declined to rehear the matter. Aztar has now appealed to the Indiana Supreme Court. The Indiana Supreme Court has not yet announced whether it will grant review. The Indiana Supreme Court has allowed Majestic Star and other Indiana casinos to submit Amici Curiae in support of Aztar. Under its indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility, the Company is allowed to make distributions to its member for tax purposes. Any payments would be recorded as distributions in Member's Deficit. However, the Company does not intend to make any distributions unless the Company believes the matter would be resolved against it.

       In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The former owner of Fitzgeralds Tunica was dismissed from the case. On May 6, 2004, the Judge awarded the plaintiff $312,000, which incorporates back pay, emotional distress and punitive damages plus an additional sum for reasonable attorney fees. The Company established a reserve of $427,000 at March 31, 2004 for the plaintiff's award, the estimated plaintiff's attorney fees and the Company's attorney fees. Our insurance carrier has agreed to extend coverage over the claim and share past and current expenses with the Company. Based upon the agreement with the insurance carrier the Company has reduced its reserve by $95,000. The Company is in the process of appealing the plaintiff's award and as required by the court has posted an appeal bond in the amount of $0.4 million.

         In August 2003 a former employee of Majestic Star filed a complaint in the U.S. District Court, Northern District of Indiana, Hammond Division seeking back wages plus all other relief to which he may be entitled under the Fair Labor Standards Act(the "August 2003 FLSA Seaman's Case"). Majestic Star's position is that the plaintiff was employed as an able-bodied seaman and thus is exempt from the overtime provisions of the FLSA. Plaintiff's counsel has indicated that he may amend the complaint to a collective action. On or about July 20, 2004 another individual formerly employed with Majestic Star as an able-bodied seaman filed a similar complaint in the same court on behalf of himself and a class of employees similarly situated (the "July 2004 FLSA Seaman's Case") seeking back wages, plus all other relief to which he may be entitled, at law or in admiralty, including liquidated damages and attorney's fees under 29 U.S.C. 216(b). Potentially, the 4 seaman currently employed by Majestic Star and approximately 19 former seamen could qualify for the class, if class action status were to be granted. Due to the recent filing of the complaint, the Company has no indication of whether such class action status would be granted relating to this matter. The Company intends to vigorously defend both the August 2003 FLSA Seaman's Case and the July 2004 FLSA Seaman's Case; however, the August 2003 FLSA Seaman's case is in discovery and the July 2004 FLSA Seaman's Case has not yet progressed to a formal discovery stage, and it is too early to determine the likelihood of an unfavorable outcome or range of potential loss in either matter.

ITEM 5. OTHER INFORMATION

         The United Steelworkers of America ("Union") held an election in May 2002 to represent 21 full and regular-part time slot mechanics at Majestic Star. While the Union received a majority of the votes, the Company contested the election results with the National Labor Relations Board ("NLRB"). The NLRB reaffirmed the election results. The Company pursued this matter in the courts and on July 13, 2004, the United States District Court of Appeals for the District of Columbia Circuit affirmed the NLRB's decision. The Company has elected not to appeal the matter further and has received notice from the Union to bargain. It is anticipated that the Union will be representing 21 full and regular-part time slot mechanics.

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

        32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K.

        On May 4, 2004, the Company filed a report on Form 8-K under Items 7 and 12 to furnish a press release announcing the Company's financial results for its first quarter ended March 31, 2004.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 2004

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
------------------
Don H. Barden
Manager, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
-------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
------------------
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
-------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

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