Form 10-Q
period 2004-09-30
MAJESTIC STAR CASINO LLC
filed 2004-11-15
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                        Commission file number: 333-06489

INDIANA                 THE MAJESTIC STAR CASINO, LLC            43-1664986
INDIANA            THE MAJESTIC STAR CASINO CAPITAL CORP.        35-2100872

(State or         (Exact name of registrant as specified      (I.R.S. Employer
other                         in its charter)                Identification No.)
jurisdiction
of incorporation
or organization)

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

Yes [ ]  No [X]

As of September 30, 2004, shares outstanding of each of the registrant's classes of common stock:

Class                                 Number of shares
-----                                 ----------------
Not applicable                         Not applicable

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I         FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2004 (unaudited)
               and December 31, 2003 ..................................................   1

               Consolidated Statements of Operations for the three and nine months
               ended September 30, 2004 and 2003 (unaudited) ..........................   2

               Consolidated Statements of Changes in Member's Deficit for the nine months ended September 30, 2004 (unaudited) and the year ended
               December 31, 2003 ......................................................   3

               Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2004 and 2003 (unaudited) ................................   4

               Notes to the Consolidated Financial Statements .........................   6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................................   34

       Item 3. Quantitative and Qualitative Disclosures About Market Risk ............   52

       Item 4. Controls and Procedures ...............................................   52

PART II        OTHER INFORMATION

       Item 1. Legal Proceedings .....................................................   53

       Item 5. Other Information .....................................................   54

       Item 6. Exhibits ..............................................................   55

       SIGNATURES ....................................................................  S-1

                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 1

                        CONSOLIDATED FINANCIAL STATEMENTS

                          THE MAJESTIC STAR CASINO, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30,     December 31,
                                                                                       2004              2003
                                                                                   -------------     -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                    $  15,583,654     $  22,058,016
      Restricted cash                                                                  1,790,008         1,400,000
      Accounts receivable, less allowance for doubtful accounts of $495,047 and
         $258,546 as of September 30, 2004 and December 31, 2003, respectively         2,523,386         2,212,546
      Inventories                                                                        498,283           707,685
      Prepaid expenses                                                                 3,065,492         2,126,583
      Receivable from affiliate                                                          107,807           210,135
      Note receivable due from related party                                                   -           133,000
      Assets held for sale                                                            30,112,759                 -
                                                                                   -------------     -------------
         Total current assets                                                         53,681,389        28,847,965
                                                                                   -------------     -------------

Property, equipment and improvements, net                                            141,258,704       142,167,931
Intangible assets, net                                                                 5,450,883         9,249,247
Goodwill                                                                               3,997,904         5,922,398

Other assets:
      Deferred financing costs, net of accumulated amortization
         of $1,463,724 and $552,079 as of September 30, 2004 and
         December 31, 2003, respectively                                               5,665,703         6,289,187
      Investment in Buffington Harbor Riverboats, LLC                                 27,950,794        29,733,594
      Other assets                                                                     8,492,466        11,004,456
                                                                                   -------------     -------------
        Total other assets                                                            42,108,963        47,027,237
                                                                                   -------------     -------------

Total Assets                                                                       $ 246,497,843     $ 233,214,778
                                                                                   =============     =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
      Accounts payable                                                             $   1,324,768     $   6,387,955
      Payable to related party                                                                 -               247
      Accrued liabilities:
         Payroll and related                                                           5,658,524         6,487,107
         Interest                                                                     12,093,678         6,023,703
         Progressive jackpots                                                          1,763,240         2,673,662
         Slot club liabilities                                                           504,896           498,070
         Other accrued liabilities                                                    12,775,639        11,595,665
         Liabilities related to assets held for sale                                   2,598,736                 -
                                                                                   -------------     -------------
        Total current liabilities                                                     36,719,481        33,666,409
                                                                                   -------------     -------------

Long-term debt, net of current maturities                                            311,473,928       301,715,324
                                                                                   -------------     -------------

Total Liabilities                                                                    348,193,409       335,381,733
                                                                                   -------------     -------------

Member's Deficit                                                                    (101,695,566)     (102,166,955)
                                                                                   -------------     -------------

Total Liabilities and Member's Deficit                                             $ 246,497,843     $ 233,214,778
                                                                                   =============     =============

   The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For The Three Months Ended        For The Nine Months Ended
                                                                       September 30,                     September 30,
                                                              ------------------------------    --------------------------------
                                                                  2004             2003             2004              2003
                                                                  ----             ----             ----              ----
OPERATING REVENUES:
     Casino                                                   $ 58,158,742     $ 55,554,104     $ 180,481,342     $ 167,725,235
     Rooms                                                       2,026,708        2,155,546         5,820,214         6,042,051
     Food and beverage                                           3,032,634        2,736,494         8,414,932         8,109,231
     Other                                                       1,095,844          903,583         3,112,955         2,761,378
                                                              ------------     ------------     -------------     -------------
         Gross revenues                                         64,313,928       61,349,727       197,829,443       184,637,895
     Less promotional allowances                                 4,894,277        3,718,136        13,340,508        11,125,915
                                                              ------------     ------------     -------------     -------------
         Net operating revenues                                 59,419,651       57,631,591       184,488,935       173,511,980
                                                              ------------     ------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
     Casino                                                     19,037,940       18,671,522        58,512,217        55,136,249
     Rooms                                                         449,177          658,404         1,381,473         1,921,639
     Food and beverage                                           1,432,422        1,181,910         3,813,858         3,312,812
     Other                                                         583,091          144,705           784,955           335,906
     Gaming taxes                                               13,033,727       12,113,632        40,529,945        38,209,407
     Advertising and promotion                                   3,677,204        3,161,818        10,462,947         9,088,629
     General and administrative                                  9,076,049        9,401,567        30,536,975        25,863,016
     Corporate expense                                             825,766          874,000         2,506,052         2,535,030
     Economic incentive - City of Gary                           1,087,049        1,035,573         3,423,286         3,106,984
     Depreciation and amortization                               4,365,733        4,043,481        12,531,588        12,017,044
     Loss on investment in Buffington Harbor Riverboats, LLC       616,058          594,718         1,854,406         1,793,898
     (Gain) loss on disposal of assets                              (2,704)           4,671            (6,266)          109,890
                                                              ------------     ------------     -------------     -------------
         Total operating costs and expenses                     54,181,512       51,886,001       166,331,436       153,430,504
                                                              ------------     ------------     -------------     -------------

         Operating income                                        5,238,139        5,745,590        18,157,499        20,081,476
                                                              ------------     ------------     -------------     -------------

OTHER INCOME (EXPENSE):
     Interest income                                                13,834           18,135            24,237            80,143
     Interest expense                                           (7,117,213)      (7,956,269)      (21,371,498)      (23,867,957)
     Other non-operating expense                                   (44,656)         (47,348)         (168,504)         (141,802)
                                                              ------------     ------------     -------------     -------------
         Total other expense                                    (7,148,035)      (7,985,482)      (21,515,765)      (23,929,616)
                                                              ------------     ------------     -------------     -------------

         Loss from continuing operations                        (1,909,896)      (2,239,892)       (3,358,266)       (3,848,140)

DISCONTINUED OPERATIONS:

     Income from discontinued operations                         2,930,076          913,944         7,772,962         3,927,912
                                                              ------------     ------------     -------------     -------------

         Net income (loss)                                    $  1,020,180     $ (1,325,948)    $   4,414,696     $      79,772
                                                              ============     ============     =============     =============

   The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
                For the Nine Months Ended September 30, 2004 and
                        the Year Ended December 31, 2003

                                                                                Member's Deficit
                                                                                ----------------
BALANCE, DECEMBER 31, 2002                                                        $ (24,174,562)
Net loss                                                                            (43,851,974)
Distributions to Barden Development, Inc.                                            (6,065,213)
Distribution of Barden Nevada Gaming, LLC to Barden
   Development, Inc.                                                                (27,515,400)
Cash paid in excess of historical cost for land purchased from a related party         (559,806)
                                                                                  -------------
BALANCE, DECEMBER 31, 2003                                                        $(102,166,955)
Net income (unaudited)                                                                4,414,696
Distributions to Barden Development, Inc. (unaudited)                                (3,943,307)
                                                                                  -------------
BALANCE, SEPTEMBER 30, 2004 (UNAUDITED)                                           $(101,695,566)
                                                                                  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        For The Nine Months Ended
                                                                                                September 30,
                                                                                       -----------------------------
                                                                                          2004             2003
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  4,414,696     $     79,772
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation                                                                        11,600,690       11,357,959
     Amortization                                                                         1,925,230        4,015,318
     Loss on investment in Buffington Harbor Riverboats, LLC                              1,854,406        1,793,898
     Loss on disposal of assets                                                               6,292          105,629
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable, net                                       (381,805)          56,891
     Decrease in related parties receivables                                                102,079          323,359
     Decrease (increase) in inventories                                                      81,244          (31,583)
     Increase in prepaid expenses                                                        (1,045,667)        (339,230)
     Decrease in other assets                                                               859,944          473,180
     (Decrease) increase in accounts payable                                             (4,594,723)         187,209
     Decrease in accrued payroll and other expenses                                        (603,790)        (829,767)
     Increase in accrued interest                                                         6,069,975        7,955,832
     Increase in other accrued liabilities                                                2,181,420        1,242,485
                                                                                       ------------     ------------
         Net cash provided by operating activities                                       22,469,991       26,390,952
                                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                           (390,008)        (250,000)
     Acquisition of property and equipment                                              (31,976,010)     (10,914,305)
     Cash paid in excess of historical cost for land purchased from a related party               -         (559,806)
     Decrease in prepaid leases and deposits                                                 10,683          108,500
     Investment in Buffington Harbor Riverboats, LLC                                        (71,606)        (211,138)
     Proceeds from disposal of equipment                                                    249,373           56,219
                                                                                       ------------     ------------
         Net cash used in investing activities                                          (32,177,568)     (11,770,530)
                                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance cost for the 9 1/2% senior secured notes                                     (229,507)        (206,276)
     Issuance cost for the $80.0 million secured credit facility                            (58,652)               -
     Proceeds from line of credit                                                        32,901,293                -
     Repayment of line of credit                                                        (23,244,786)               -
     Repayment of notes from related parties                                                133,000        1,067,000
     Repayment of long-term debt                                                                  -         (114,014)
     Distribution to Barden Development, Inc.                                            (3,943,307)      (4,658,705)
                                                                                       ------------     ------------
         Net cash provided by (used in) financing activities                              5,558,041       (3,911,995)
                                                                                       ------------     ------------

Net (decrease) increase in cash and cash equivalents                                     (4,149,536)      10,708,427

Cash related to discontinued operations                                                  (2,324,826)               -

Cash and cash equivalents, beginning of period                                           22,058,016       24,547,881
                                                                                       ------------     ------------
Cash and cash equivalents, end of period                                               $ 15,583,654     $ 35,256,308
                                                                                       ============     ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          THE MAJESTIC STAR CASINO, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                                 For The Nine Months Ended
                                                                                        September 30,
                                                                                 -------------------------
                                                                                    2004          2003
                                                                                    ----          ----
NON-CASH INVESTING ACTIVITIES:
     Credit received from Naming Rights Agreement and applied to acquisition
     of 170 acres of property from an affiliate                                   $1,500,000    $      -
                                                                                  ==========    ========

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

      As a result of the acquisition of three additional casino properties in December of 2001 from Fitzgeralds Gaming Corporation and certain of its affiliates, The Majestic Star Casino, LLC is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star") and through its wholly-owned subsidiary, Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings") owns two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi Gaming, LLC", "Barden Mississippi" or "Fitzgeralds Tunica"), and Black Hawk, Colorado (casino only) ("Barden Colorado Gaming, LLC", "Barden Colorado" or "Fitzgeralds Black Hawk"), and prior to January 1, 2004, owned a third Fitzgeralds-brand casino-hotel located in Las Vegas, Nevada ("Barden Nevada Gaming, LLC", "Barden Nevada" or "Fitzgeralds Las Vegas"). See Note 2 for further discussion of the spin-off of Fitzgeralds Las Vegas on December 31, 2003. Also, on July 12, 2004, the Company entered into an agreement to sell substantially all of the assets of Fitzgeralds Black Hawk subject to certain of its liabilities to a third party (see Note 3 for a further discussion on the sales agreement).

      The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating the offering of The Majestic Star Casino, LLC's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. On October 7, 2003, the Company issued $260.0 million 9 1/2% senior secured notes (the "9 1/2% notes") and entered into an $80.0 million credit facility (the "$80.0 million credit facility"). The proceeds from the 9 1/2% notes and $28.0 million from the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase approximately 89.3%, or $135.5 million, of the 11.653% notes (see Note 8 for a further discussion of the debt refinancing and the 9 1/2% notes).

      Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2. BASIS OF PRESENTATION

      The accompanying consolidated financial statements are unaudited. All inter-company

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical plan, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

      In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC's Annual Report on Form 10-K for the year ended December 31, 2003.

SPIN-OFF

      The spin-off of Fitzgeralds Las Vegas to Barden Development, Inc. ("BDI"), our member, occurred on December 31, 2003. As such, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our Consolidated Balance Sheets as of September 30, 2004 or as of December 31, 2003. The Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2004 do not include the activities of Fitzgeralds Las Vegas. However, the Consolidated Statements of Operations recognize Fitzgeralds Las Vegas as a discontinued operation for the three and nine months ended September 30, 2003 (see Note 3, Discontinued Operations).

SUPPLEMENTAL CASH FLOW INFORMATION

      Contained within the September 30, 2004 and 2003 Consolidated Statements of Cash Flows are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was executed on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities. Also, contained within the September 30, 2003 Consolidated Statement of Cash Flows are the cash flow activities of Fitzgeralds Las Vegas.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROMOTIONAL ALLOWANCES

      Cash discounts and other cash incentives related to gaming play and the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge are included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:

                   For the three months ended September 30,      For the nine months ended September 30,
                   ----------------------------------------      ---------------------------------------
                       2004               2003                        2004                2003
                       ----               ----                        ----                ----
Hotel                $  618,950         $  363,468                  $1,769,690          $1,090,162
Food and Beverage     1,913,893          1,848,658                   5,479,107           5,515,575
Other                   111,638            100,895                     347,683             311,571
                     ----------         ----------                  ----------          ----------
  Total              $2,644,481         $2,313,021                  $7,596,480          $6,917,308
                     ==========         ==========                  ==========          ==========

      The estimated retail value of such promotional allowances is included in operating revenues as follows:

                   For the three months ended September 30,    For the nine months ended September 30,
                   ----------------------------------------    ---------------------------------------
                        2004              2003                     2004                  2003
                        ----              ----                     ----                  ----
Hotel                $1,404,330        $  928,447               $ 3,835,560           $2,597,746
Food and Beverage     2,004,085         1,933,943                 5,675,952            5,738,057
Other                   326,940           248,501                   978,123              832,513
                     ----------        ----------               -----------           ----------
  Total              $3,735,355        $3,110,891               $10,489,635           $9,168,316
                     ==========        ==========               ===========           ==========

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

      In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R ("FIN46R"), "Consolidation of Variable Interest Entities
- an

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interpretation of Accounting Research Bulletin No. 51" (revised December
2003). FIN46R addresses consolidation by business enterprises of certain variable interest entities. Application of FIN46R is required in financial statements of public entities that have interests in variable interest entities for periods ending December 15, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. Adoption of FIN46R did not have a material impact on the Company's financial statements for the period ending September 30, 2004.

RECLASSIFICATIONS

      The consolidated financial statements and footnotes for the prior year reflect certain reclassifications to conform to the current year presentation, which have no effect on previously reported net income.


NOTE 3. DISCONTINUED OPERATIONS

FITZGERALDS BLACK HAWK

      On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk for a purchase price of $66.0 million, which purchase price will be subject to adjustments based on working capital and certain capital expenditures made as of the closing date. The Company anticipates the transaction to close on or before May 1, 2005. Consummation of the transaction is subject to normal and customary closing requirements. If the Company should choose not to close on the transaction, then the Company will be required to pay the purchaser money damages of $2.0 million plus other costs as described in the agreement.

      The results of Fitzgeralds Black Hawk are reflected in discontinued operations in the accompanying Consolidated Statements of Operations for the three- and nine-month periods presented. Net revenues of Fitzgeralds Black Hawk for the three months ended September 30, 2004 and 2003 were $9.8 million and $8.8 million, respectively. Fitzgeralds Black Hawk's net revenues for the nine months ended September 30, 2004 and 2003 were $28.7 million and $25.3 million, respectively. Fitzgeralds Black Hawk's net income for the three and nine months ended September 30, 2004 and 2003 was $2.9 million and $7.8 million, respectively, compared to $2.3 million and $5.4 million, respectively. The estimated fair value less costs to sell Fitzgeralds Black Hawk exceeds the carrying value; therefore, no impairment has been recognized.

      The following table summarizes the assets and liabilities of Fitzgeralds Black Hawk as of September 30, 2004 included as assets and liabilities held for sale in the accompanying Consolidated Balance Sheet:

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    As of
                                                September 30,
                                                    2004
                                                ------------
Cash                                            $ 2,324,826
Accounts receivable, net                             70,966
Inventory                                           128,158
Prepaid expenses and other                          106,757
                                                -----------
  Total current assets                            2,630,707
Property and equipment, net                      22,528,883
Other assets, net                                 4,953,169
                                                -----------
  Total assets                                  $30,112,759
                                                -----------

Accounts payable                                $   468,464
Other current liabilities                         2,130,272
                                                -----------
  Total liabilities                               2,598,736
                                                -----------

Net assets                                      $27,514,023
                                                ===========

      Under the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility, the net proceeds from the sale of the Fitzgeralds Black Hawk assets must be (i) invested in fixed assets or property that will be used in a related business of the Company or its restricted subsidiaries, or (ii) applied to repay indebtedness under the $80.0 million credit facility and permanently reduce the commitment thereunder in the amount so repaid. To the extent such net proceeds are not used as described in
(i) and (ii), the Company is required to make an offer to purchase the 9 1/2% notes.

      The Company has been aggressively seeking new growth opportunities in numerous locations. Since many of these new gaming possibilities are still evolving and being analyzed, or are part of a broader bidding process, it is premature to indicate specifically and quantitatively when these opportunities and the investments needed to bring these opportunities to fruition will transpire, if at all. Reinvestment could also include enhancing or upgrading the facilities and amenities at either Majestic Star or Fitzgeralds Tunica.

FITZGERALDS LAS VEGAS

      As discussed above in more detail in Note 2, Fitzgeralds Las Vegas was spun off to our member, BDI, effective December 31, 2003. The net loss recorded in discontinued operations for Fitzgeralds Las Vegas was $1.4 million and $1.5 million for the three and nine months ended September 30, 2003, respectively.

NOTE 4. RESTRICTED CASH

      As of December 31, 2003, restricted cash relating to the Company's self-insured workers' compensation programs totaled $1.4 million. The Majestic Star Casino, LLC purchased a $0.9 million certificate of deposit to secure a letter of credit related to the Majestic Star workers' compensation program. The certificate of deposit is recorded as

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restricted cash. Investor Holdings maintains a letter of credit in the amount of $0.5 million for the self-insured workers' compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. The bank that issued the $0.5 million letter of credit has restricted the cash of Investor Holdings in an equivalent amount as security for the letter of credit.

      Restricted cash increased to $1.8 million as of September 30, 2004. The Company was required to post a bond in the amount of $0.4 million to appeal an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi. The insurance company that issued the bond on behalf of the Company required that the bond be secured. The Company secured the bond with a $0.4 million letter of credit. The bank that issued the letter of credit restricted the cash of the Company by the same amount.

NOTE 5. INTANGIBLE ASSETS

      Intangible assets at Investor Holdings primarily include $5.0 million for customer relationships and $2.2 million for trade names. Intangible assets for customer relationships and trade names are being amortized over periods of 8 and 10 years, respectively. The $0.7 million intangible asset represents an excursion license for a riverboat, which commenced full operations on March 18, 2004. The riverboat excursion license is being amortized over 15 years, the period of the license. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment tests at least annually.

      The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of September 30, 2004 and December 31, 2003 are as follows:

                               Gross Carrying      Accumulated          Net Amount           Expected
As of September 30, 2004          Amount           Amortization     September 30, 2004         Life
------------------------       ---------------    -------------     -------------------      ----------
Amortized intangible assets:                      (in thousands)
  Customer relationship             $4,954           $(1,745)             $ 3,209              8 yrs
  Tradename                          2,180           $  (615)               1,565             10 yrs
  Riverboat excursion license          700               (23)                 677             15 yrs
                                    ------           -------              -------
Total intangible assets             $7,834           $(2,383)             $ 5,451
                                    ======           =======              =======

                               Gross Carrying      Accumulated          Net Amount           Expected
As of December 31, 2003           Amount           Amortization      December 31, 2003         Life
------------------------       ---------------    -------------     -------------------      ----------
Amortized intangible assets:                        (in thousands)
  Customer relationship            $ 7,840           $(2,033)            $     5,807           8 yrs
  Tradename                          3,450              (708)                  2,742          10 yrs
  Riverboat excursion license          700                 -                     700          15 yrs
                                   -------           -------             -----------
Total intangible assets            $11,990           $(2,741)            $     9,249
                                   =======           =======             ===========

      The schedule of amortized intangible assets as of December 31, 2003 includes our

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

discontinued operation, Fitzgeralds Black Hawk. Fitzgeralds Black Hawk had intangible assets for customer relations and trade name, net of accumulated amortization, of $2.1 million and $1.0 million, respectively, at December 31, 2003.

      The amortization expense recorded on the intangible assets, excluding those of Fitzgeralds Black Hawk, was $0.2 million and $0.7 million, respectively, for the three-month and nine-month periods ended September 30, 2004 and $0.2 million and $0.6 million for the same periods in 2003.

      In accordance with Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), Barden Colorado discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed above in Note 3. Consequently, amortization expense recorded on its intangible assets was $16,000 and $0.3 million, respectively, for the three-month and nine-month periods ended September 30, 2004 and $0.1 million and $0.4 million for the same periods in 2003.

NOTE 6. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

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

      The Company has paid to BHR approximately $1.3 million and $5.2 million of berthing fees for the three and nine months ended September 30, 2004, respectively, and $1.5 million and $4.1 million for the three and nine months ended September 30, 2003, respectively. Such amounts are recorded in general and administrative expense in the Consolidated Statements of Operations.

      Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. Late in 2003, two new restaurants opened at BHR. Passports-A World Class Buffet ("Passports") replaced the existing buffet and Koko Taylor's Blues Cafe ("Koko Taylor's") replaced the South Shore Grill. In addition, both Passports and Koko Taylor's are run by a third party operator. The prior restaurants were operated by BHR. The Company sends guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charge the Company for the meals served and the services provided. The Company paid approximately $0.6 million

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and $1.6 million to these restaurants, and other food and beverage operators at BHR, in the three- and nine-month periods ended September 30, 2004. In addition, the Company has reimbursed BHR for valet services in the amount of $25,000 and $85,000 in the three- and nine-month periods ended September 30, 2004. Food, beverage and valet costs are recorded in casino expense in the Company's Consolidated Statements of Operations. The Company paid approximately $0.3 million and $0.8 million for food, beverage and valet services in the three and nine months ended September 30, 2003, respectively. After the Company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property and is recorded as a loss on investment in Buffington Harbor Riverboats, LLC on the Company's Consolidated Statements of Operations. The allocated net losses are approximately $1.2 million and $3.7 million for the three- and nine-month periods ended September 30, 2004, respectively, and $1.2 million and $3.6 million for the three- and nine-month periods ended September 30, 2003, respectively.

      The following represents selected financial information for BHR as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                September 30,   December 31,
             BALANCE SHEETS                        2004            2003
                                                ------------    ------------
Cash                                             $   343,343    $    82,639
Current assets, excluding cash                     2,157,262      5,013,217
Property, plant and equipment, net                58,374,722     61,881,975
Other assets                                          98,070        101,248
                                                 -----------    -----------

Total assets                                     $60,973,397    $67,079,079
                                                 ===========    ===========

Current liabilities                              $ 4,720,595    $ 7,223,400
Capital lease obligation, net of current             351,214        388,491
                                                 -----------    -----------

Total liabilities                                  5,071,809      7,611,891

Total members' equity                             55,901,588     59,467,188
                                                 -----------    -----------

Total liabilities and members' equity            $60,973,397    $67,079,079
                                                 ===========    ===========

The Majestic Star Casino, LLC member's equity    $27,950,794    $29,733,594
                                                 ===========    ===========

                            For The Three Months Ended      For The Nine Months Ended
                                   September 30,                  September 30,
                            --------------------------      --------------------------
  STATEMENTS OF INCOME         2004             2003           2004             2003
                               ----             ----           ----             ----
Gross revenue               $ 2,951,871     $ 3,560,391     $ 8,536,109     $ 10,276,367

Gross profit                $ 2,923,276     $ 3,060,285     $ 7,273,212     $  8,763,977

Operating loss              $(1,232,095)    $(1,190,998)    $(3,708,453)    $ (3,584,044)

Net loss                    $(1,232,118)    $(1,190,849)    $(3,708,812)    $ (3,589,216)

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. LONG-TERM DEBT

                                                                                  September 30,    December 31,
                                                                                     2004             2003
                                                                                  -------------    ------------
Long-term debt outstanding at September 30, 2004 and December 31, 2003 is as
follows:

$260,000,000 senior secured notes, bearing interest of 9 1/2% payable semi-annually on October 15 and April 15, with a final payment of principal and interest due on October 15, 2010; collateralized by The Majestic Star Casino,
LLC's equity interests, and its equity interests in the subsidiary guarantors, and substantially all of the assets of The Majestic Star Casino, LLC and the
assets of its subsidiary guarantors, other than the excluded assets.               $260,000,000    $260,000,000

$80,000,000 credit facility, which expires in October 2007, bears interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo
Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (as defined in the Loan and Security Agreement). The credit facility is secured by The Majestic Star Casino, LLC's equity interests and its equity interests in the subsidiary guarantors, and substantially all the assets of The Majestic Star Casino, LLC and the assets of its subsidiary
guarantors, other than the excluded assets.                                          35,615,000      25,958,493

$16,290,000 unsecured notes payable, net of unamortized discount of $431,072 and $533,169 at September 30, 2004 and December 31, 2003, respectively.
Investor Holdings pays interest at a rate of 11.653% on the notes. Interest is paid semi-annually on May 31 and November 30, with a final payment of principal and interest due on November 30, 2007. On October 7, 2003, the notes became
unsecured obligations of Investor Holdings.                                          15,858,928      15,756,831
                                                                                   ------------    ------------

Long-term debt                                                                     $311,473,928    $301,715,324

Less current maturities                                                                       -               -
                                                                                   ------------    ------------
Total long-term debt                                                               $311,473,928    $301,715,324
                                                                                   ============    ============

9 1/2% NOTES

      The 9 1/2% notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year and have a maturity date of October 15, 2010. The 9 1/2% notes are secured by a pledge of substantially all of the Company's current and future assets, other than certain excluded assets. The 9 1/2% notes are also collateralized by our equity interests held by BDI and our equity interests in the subsidiary guarantors.

      The indenture governing the 9 1/2% notes contains covenants which, among other things, restrict the Company's ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties; (iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries' assets. In addition, upon a Change of Control as defined in the indenture governing the 9 1/2% notes, the Company will be required to offer to repurchase all of the outstanding 9 1/2% notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

      Concurrent with the closing of the 9 1/2% notes, the Company established the $80.0

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million credit facility with Wells Fargo Foothill, Inc., and terminated two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company. Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is determined based on the Company's EBITDA (as defined in the Loan and Security Agreement). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the agreement in October 2007. The $80.0 million credit facility includes covenants similar to those set forth in the indenture governing the 9 1/2% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the nine months ended September 30, 2004, the Company paid interest on borrowings ranging from 4.61% to 5.29%.

      At September 30, 2004 and at December 31, 2003, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $44.4 million and $54.0 million, respectively.

      On May 4, 2004, The Company entered into Amendment Number One to Loan and Security Agreement ("Amendment") with the lenders to the $80.0 million credit facility. The main item addressed in the Amendment was the definition of EBITDA, which was amended to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to a retroactive property tax adjustment at Majestic Star (see Note 8). The modified definition of EBITDA is effective as of December 31, 2003. Without the Amendment, the Company would have not met the required EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement. For the nine-month period ended September 30, 2004, the Company was in compliance with all covenants to the $80.0 million credit facility.

11.653% NOTES

      At September 30, 2004 and at December 31, 2003, Investor Holdings had debt outstanding of $15.9 million and $15.8 million, respectively, related to its 11.653% notes, net of unamortized discount of $0.4 million and $0.5 million, respectively. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. There are no guarantees related to the 11.653% notes, and the notes are unsecured.

OLD CREDIT FACILITIES

      Prior to October 7, 2003, The Majestic Star Casino, LLC had a $20.0 million credit facility (the "Majestic credit facility") and Investor Holdings had a $15.0 million credit facility (the "Majestic Investor Holdings credit facility"). There were no borrowings against either of these lines of credit during the nine months ended September 30, 2003,

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and therefore, there was no interest expense. However, there were non-usage fees charged during the three and nine months ended September 30, 2003, which are reflected in other non-operating expense in the Consolidated Statements of Operations. These credit facilities were replaced in October 2003 with the $80.0 million credit facility.

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

      In August 2003, a former employee of Majestic Star filed a complaint in the U.S. District Court, Northern District of Indiana seeking back wages for overtime hours worked while employed with Majestic Star plus all other relief to which he may be entitled under the Fair Labor Standards Act ("FLSA") (the "2003 Complaint"). The plaintiff is challenging his "seaman" status in the calculation of overtime hours and wages. Majestic Star filed an answer to the 2003 Complaint asserting its position that plaintiff was employed as an able-bodied seaman and thus is exempt from the overtime provisions of the FLSA. The parties have entered into a settlement agreement pursuant to which Majestic Star will pay plaintiff a nominal amount in exchange for dismissal of the 2003 Complaint with prejudice.

      In July 2004, a former employee of Majestic Star filed a complaint against the Majestic Star vessel in the U.S. District Court, Northern District of Indiana on behalf of himself and a class of employees similarly situated seeking to enforce a maritime lien for back wages for overtime hours worked while employed with Majestic Star plus all other relief to which they may be entitled under the Fair Labor Standards Act ("FLSA") (the "2004 Complaint"). Similar to the 2003 Complaint, the plaintiff is challenging his "seaman" status in the calculation of overtime hours and wages. On September 29, 2004, the clerk of the court entered an entry of default against the Company without a hearing. On October 1, 2004, the Company moved to set aside the entry of default and to dismiss the 2004 Complaint for insufficiency of service of process. The plaintiff has filed a response to the motion indicating that he has no objection to setting aside the clerk's entry of default. There could be potentially 23 seamen that qualify for the 2004 Complaint. To date, two additional individuals formerly employed with Majestic Star as able-bodied seamen have filed consents to join in the 2004 Complaint. On November 11, 2004, the plaintiff in the 2004 Complaint filed a Motion to File Second Amended Complaint to add Majestic Star as a party to the 2004 Complaint. The Company intends to file an opposition to plaintiff's motion. Since any potential liability in this matter cannot be reasonably estimated, no liability has been recorded. The Company will vigorously defend this matter.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAX MATTER

      The Majestic Star Casino, LLC has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for its non-resident member. The Company timely filed protests that are currently pending before the Legal Division of the Department. On September 7, 2004, the Department assessed Barden Development, Inc., the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for the fiscal year 2003 or the period to date of fiscal year 2004. The Department had held the assessments and protest in abeyance while awaiting the resolution of Aztar Indiana Gaming Corporation ("Aztar") v. Indiana Department of Revenue. Aztar faced a similar issue to that of the Company's member. On April 19, 2004 the Indiana Tax Court ruled in favor of the Department and against Aztar. Aztar asked the Indiana Supreme Court to review the Indiana Tax Court's decision. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review. On October 5, 2004, the Department sent a letter considering the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Majestic Star Casino, LLC is a limited liability company, and as such, it is a pass through entity for federal and state tax purposes. It is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. However, under the Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility, the Company is allowed to make distributions to its member for tax purposes. Any payments would be recorded as distributions in Member's Deficit. The Company's protest sets forth issues not decided in Aztar and therefore the Company will continue to pursue its protest with the Department. The Company does not intend to make any distributions until it has fully evaluated its options with its member and parent, Barden Development, Inc.

PROPERTY TAXES

      During January 2004, Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana, where Majestic Star is located. The valuation assessment was part of a countywide reassessment, which are retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star followed administrative policies of the taxing authorities and paid Lake County an amount equal to 70% of its 2001 property tax liability, and had estimated an accrual for the balance due for 2002 and 2003. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April 2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. The Company used the information provided in April to revise its estimate of the amounts due.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      Based on the assessments and tax rates issued in April 2004, Majestic Star increased its accrual for real property taxes on its vessel and its proportionate share of liability for BHPA and BHR, by $2.2 million for the quarter ended March 31, 2004, but this amount was subsequently adjusted downward by $0.1 million in the current quarter as the Company has changed its estimate for the retroactive tax liability for the year 2003. At September 30, 2004, the accrual related to the nine-month period ended September 30, 2004 and to the fiscal year 2003 for property taxes owed directly or indirectly by Majestic Star is $7.9 million. Majestic Star anticipates paying its 2003 tax bill in early 2005.

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

      On August 6, 2004, the IGC unanimously renewed Majestic Star's gaming license for an additional one-year period commencing on June 2, 2004.

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

      In the second quarter of 2003, Majestic Star took a $2.1 million charge for retroactive gaming taxes. This charge occurred when the State of Indiana clarified the start date for recognizing gaming taxes under the current tiered tax structure associated with the implementation of dockside gaming. Even though Majestic Star did not implement

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dockside gaming until August 5, 2002, Majestic Star, along with all other Indiana casinos, was required to begin paying taxes under the tiered structure effective July 1, 2002, the effective date of the legislation allowing dockside gaming. From the period July 1, 2002 to August 4, 2002, Majestic Star was paying taxes at a rate of 22.5%, none of which was credited by the State of Indiana against the retroactive tax. An Indiana casino ("taxpayer") filed a protest with the state of Indiana Department of Revenue ("Department") arguing that it was inappropriate for the Department to collect taxes under both tax structures. On July 30, 2004, the Department denied the taxpayer's protest. The protest denial has no impact on Majestic Star's financial results, because the Company previously paid the $2.1 million retroactive gaming tax assessment.

      The ownership and operation of our casino gaming facilities in Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission, which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our Colorado operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities. The Division of Gaming renewed our Black Hawk limited gaming license for a twelve-month period expiring on October 18, 2005.

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

      On October 20, 2004, Trump Hotels and Casino Resorts, Inc. ("THCR") entered into a Restructuring Support Agreement ("Agreement") with certain note holders in order to facilitate the restructuring of THCR's public indebtedness and recapitalize THCR. THCR is the parent to Trump. According to the Agreement, in order to accomplish the restructuring, THCR intends to enter into a pre-negotiated plan of reorganization under

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Chapter 11 of the U.S. Bankruptcy Code. It is anticipated that the bankruptcy filing will occur in November 2004. THCR has stated that it intends to maintain its current level of operations during the Chapter 11 proceedings.

LETTER OF CREDIT/SURETY BOND

      As part of a self-insured workers' compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's Consolidated Balance Sheets (see Note 4).

      To secure payment of claims under the workers' compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $0.5 million. This letter of credit is secured by restricted cash (see Note 4).

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

      The Company has posted an appeal bond in the amount of $0.4 million in order to proceed with its appeal regarding the unfavorable ruling against the Company by the U.S. District Court for the Northern District of Mississippi. This bond is secured by a letter of credit. Investor Holdings in turn has restricted $0.4 million of its cash to secure the letter of credit.

NOTE 9. RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

      In January 2002, the Company made a $200,000 employee loan to Mr. Michael Kelly, Executive Vice President and Chief Operating Officer of the Company. This loan bore no interest and was due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000 in accordance with the loan agreement. In August 2004, Mr. Kelly's employment with the Company was terminated. Upon termination, Mr. Kelly paid the remaining $66,000 due on the loan.

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MANAGER AGREEMENT

      During the nine months ended September 30, 2004, Majestic Star made distributions totaling $3.9 million to BDI pursuant to a new Manager Agreement (see below). Majestic Star made distributions totaling $1.0 million for the nine months ended September 30, 2003 related to the prior Majestic Star manager agreement.

      Investor Holdings made a distribution of $2.6 million for the nine months ended September 30, 2003 related to the prior Investor Holdings manager agreement.

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

BARDEN NEVADA EXPENSE SHARING AGREEMENT

      Concurrent with the consummation of the offering of the 9 1/2% notes, the Company entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing management services to Barden

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nevada. During the nine months ended September 30, 2004, the expense sharing fees charged to Barden Nevada were $0.8 million.

NOTE 10. SEGMENT INFORMATION

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

      A summary of the Properties' operations by business segment for the three and nine months ended September 30, 2004 and 2003 and a summary of the Properties' assets as of September 30, 2004 and December 31, 2003 are presented below:

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    For The Three Months         For The Nine Months
                                                      Ended September 30,         Ended September 30,
                                                   ----------------------       ---------------------
                                                     2004         2003          2004          2003
                                                     ----         ----          ----          ----
                                                                    (in thousands)
Net revenues:
      Majestic Star Casino                         $ 36,510     $ 35,135     $ 115,739     $   105,362
      Fitzgeralds Tunica                             22,910       22,497        68,750          68,150
                                                   --------     --------     ---------     -----------
Total                                              $ 59,420     $ 57,632     $ 184,489     $   173,512
                                                   ========     ========     =========     ===========

Operating income (loss):
      Majestic Star Casino                         $  3,542     $  4,706     $  11,603     $    14,277
      Fitzgeralds Tunica                              2,621        2,782         9,687          10,562
      Corporate (1)                                    (826)        (874)       (2,506)         (2,535)
      Majestic Investor Holdings                        (99)        (868)         (627)         (2,223)
                                                   --------     --------     ---------     -----------
Total                                              $  5,238     $  5,746     $  18,157     $    20,081
                                                   ========     ========     =========     ===========

Segment depreciation and amortization:
      Majestic Star Casino                         $  2,038     $  1,388     $   5,831     $     4,197
      Fitzgeralds Tunica                              2,258        1,989         6,493           5,823
      Majestic Investor Holdings                         69          666           208           1,997
                                                   --------     --------     ---------     -----------
Total                                              $  4,365     $  4,043     $  12,532     $    12,017
                                                   ========     ========     =========     ===========

Expenditure for additions to long-lived assets:
      Majestic Star Casino                         $    630     $  2,650     $  26,086     $     4,986
      Fitzgeralds Tunica                              1,766          953         4,835           2,749
      Fitzgeralds Black Hawk                            419          749         1,055           1,521
      Fitzgeralds Las Vegas (2)                           -          738             -           1,658
                                                   --------     --------     ---------     -----------
Total                                              $  2,815     $  5,090     $  31,976     $    10,914
                                                   ========     ========     =========     ===========

                                                       As of          As of
                                                    September 30,  December 31,
                                                       2004           2003
                                                    ------------   ------------
                                                           (in thousands)
Segment assets:
      Majestic Star Casino                           $ 258,225     $    260,925
      Fitzgeralds Tunica                                81,049           84,458
      Fitzgeralds Black Hawk assets retained               536           30,498
      Fitzgeralds Black Hawk assets held for sale       30,113                -
      Majestic Investor Holdings                        44,303           64,639
                                                     ---------     ------------
      Total                                            414,226     $    440,520
      Less: Intercompany                              (167,728)        (207,305)
                                                     ---------     ------------
Total                                                $ 246,498     $    233,215
                                                     =========     ============

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

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

      The proceeds from the issuance of the 9 1/2% notes and approximately $28.0 million of the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase substantially all of the 11.653% notes. Under the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility, Fitzgeralds Tunica and Fitzgeralds Black Hawk remain as guarantors; however, Fitzgeralds Las Vegas became an unrestricted and non-guarantor subsidiary and was subsequently spun off to BDI on December 31, 2003. The operations and cash flows of Fitzgeralds Las Vegas are reflected in discontinued operations in the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2003.

      On July 12, 2004, the Company executed a definitive agreement to sell substantially all the assets subject to certain liabilities of Fitzgeralds Black Hawk. As such, those assets and liabilities to be sold are included in the Condensed Consolidating Balance Sheet as of September 30, 2004 in assets held for sale and liabilities related to assets held for sale (see Note 3). The operations and cash flows of Fitzgeralds Black Hawk are reflected in discontinued operations in the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2004 and 2003.

      The following condensed consolidating information presents Condensed Consolidating Balance Sheets as of September 30, 2004 and December 31, 2003, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2004 and 2003 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. (a co-issuer of the
9 1/2% notes), the guarantor subsidiaries, our discontinued operations, and eliminating entries necessary to consolidate such entities.

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            As of September 30, 2004
                                   (unaudited)

                                           The Majestic        The Majestic
                                           Star Casino,         Star Casino      Guarantor        Eliminating            Total
                                              LLC               Capital Corp.   Subsidiaries        Entries           Consolidated
                                          -------------        -------------   ------------        -------           ------------
ASSETS
Current Assets:
    Cash and cash equivalents              $   9,076,519      $          -     $   6,507,135   $           -         $  15,583,654
    Restricted cash                              900,000                 -           890,008               -             1,790,008
    Accounts receivable, net                   1,958,698                 -           564,688               -             2,523,386
    Inventories                                   57,133                 -           441,150               -               498,283
    Prepaid expenses                           2,279,862                 -           785,630               -             3,065,492
    Receivables from affiliate                   172,878                 -            19,524         (84,595)(a)           107,807
    Assets held for sale                               -                 -        30,112,759               -            30,112,759
                                           -------------      ------------     -------------   -------------         -------------
       Total current assets                   14,445,090                 -        39,320,894         (84,595)           53,681,389
                                           -------------      ------------     -------------   -------------         -------------

Property, equipment and  improvements, net    77,244,526                 -        64,014,178               -           141,258,704
Intangible assets, net                                 -                 -         5,450,883               -             5,450,883
Goodwill                                               -                 -         3,997,904               -             3,997,904
Other assets:
    Deferred financing costs, net              5,216,652                 -           449,051               -             5,665,703
    Investment in Buffington Harbor
       Riverboat, LLC                         27,950,794                 -                 -               -            27,950,794
    Long term receivable - related party     125,334,816                 -                 -    (125,334,816)(a)                 -
    Other assets                               8,033,777                 -           458,689               -             8,492,466
                                           -------------      ------------     -------------   -------------         -------------
       Total other assets                    166,536,039                 -           907,740    (125,334,816)           42,108,963
                                           -------------      ------------     -------------   -------------         -------------
       Total Assets                        $ 258,225,655      $          -     $ 113,691,599   $(125,419,411)        $ 246,497,843
                                           =============      ============     =============   =============         =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
    Accounts payable                       $     514,396      $          -     $     810,372   $           -         $   1,324,768
    Other accrued liabilities:
       Payroll and related                     2,435,000                 -         3,223,524               -             5,658,524
       Payable to related party                        -                 -            84,595         (84,595)(a)                 -
       Interest                               11,460,920                 -           632,758               -            12,093,678
       Progressive jackpots                      971,682                 -           791,558               -             1,763,240
       Slot club liabilities                     278,025                 -           226,871               -               504,896
       Other accrued liabilities               9,454,148                 -         3,321,491               -            12,775,639
       Liabilities related to assets
        held for sale                                  -                 -         2,598,736               -             2,598,736
                                           -------------      ------------     -------------   -------------         -------------
       Total current liabilities              25,114,171                 -        11,689,905         (84,595)           36,719,481
                                           -------------      ------------     -------------   -------------         -------------

Investment in subsidiaries                    39,192,050                 -                 -     (39,192,050)(b)                 -
Due to related parties                                 -                 -       125,334,816    (125,334,816)(a)                 -
Long-term debt, net of current maturities    295,615,000       260,000,000        15,858,928    (260,000,000)(c)       311,473,928
                                           -------------      ------------     -------------   -------------         -------------
       Total Liabilities                     359,921,221       260,000,000       152,883,649    (424,611,461)          348,193,409
                                           -------------      ------------     -------------   -------------         -------------
    Member's Deficit                        (101,695,566)     (260,000,000)      (39,192,050)    299,192,050 (b)(c)   (101,695,566)
                                           -------------      ------------     -------------   -------------         -------------
       Total Liabilities and Member's
           Deficit                         $ 258,225,655      $          -     $ 113,691,599   $(125,419,411)        $ 246,497,843
                                           =============      ============     =============   =============         =============

(a)   To eliminate intercompany receivables and payables.

(b)   To eliminate intercompany accounts and investment in subsidiaries.

(c) As more fully described in Note 7, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             As of December 31, 2003

                                           The Majestic     The Majestic
                                           Star Casino,      Star Casino      Guarantor     Eliminating              Total
                                              LLC           Capital Corp.    Subsidiaries     Entries             Consolidated
                                          -------------    -------------     ------------  ------------           ------------
ASSETS
Current Assets:
     Cash and cash equivalents           $   10,929,430   $           -     $  11,128,586   $           -         $  22,058,016
     Restricted cash                            900,000               -           500,000               -             1,400,000
     Accounts receivable, net                 1,544,483               -           668,063               -             2,212,546
     Inventories                                 77,312               -           630,373               -               707,685
     Prepaid expenses                         1,628,044               -           498,539               -             2,126,583
     Receivable from affiliate                  587,254               -                 -        (377,119)(a)           210,135
     Note receivable from related party         133,000               -                 -               -               133,000
                                         --------------   -------------     -------------   -------------         -------------
         Total current assets                15,799,523               -        13,425,561        (377,119)           28,847,965
                                         --------------   -------------     -------------   -------------         -------------

Property, equipment and  improvements,
  net                                        54,849,742               -        87,318,189               -           142,167,931
Intangible assets, net                                -               -         9,249,247               -             9,249,247
Goodwill                                              -               -         5,922,398               -             5,922,398
Other assets:
     Deferred financing costs, net            5,734,214               -           554,973               -             6,289,187
     Investment in Buffington Harbor
         Riverboat, LLC                      29,733,594               -                 -               -            29,733,594
     Long term receivable - related party   144,395,427               -                 -    (144,395,427)(a)                 -
     Other assets                            10,412,477               -           591,979               -            11,004,456
                                         --------------   -------------     -------------   -------------         -------------
         Total other assets                 190,275,712               -         1,146,952    (144,395,427)           47,027,237
                                         --------------   -------------     -------------   -------------         -------------
         Total Assets                    $  260,924,977   $           -     $ 117,062,347   $(144,772,546)        $ 233,214,778
                                         ==============   =============     =============   =============         =============

LIABILITIES AND MEMBER'S DEFICIT

Current Liabilities:
     Accounts payable                    $    5,457,108   $           -     $     930,847   $           -         $   6,387,955
     Payable to related party                         -               -           377,366        (377,119)(a)               247
     Accrued liabilities:
         Payroll and related                  2,588,039               -         3,899,068               -             6,487,107
         Interest                             5,865,514               -           158,189               -             6,023,703
         Progressive jackpots                   608,234               -         2,065,428               -             2,673,662
         Slot club liabilities                        -               -           498,070               -               498,070
         Other accrued liabilities            8,003,123               -         3,592,542               -            11,595,665
                                         --------------   -------------     -------------   -------------         -------------
         Total current liabilities           22,522,018               -        11,521,510        (377,119)           33,666,409
                                         --------------   -------------     -------------   -------------         -------------

Investment in subsidiaries                   54,611,421               -                 -     (54,611,421)(b)                 -
Due to related parties                                -               -       144,395,427    (144,395,427)(a)                 -
Long-term debt, net of current maturities   285,958,493     260,000,000        15,756,831   (260,000,000) (c)       301,715,324
                                         --------------   -------------     -------------   -------------         -------------
         Total Liabilities                  363,091,932     260,000,000       171,673,768    (459,383,427 (a)       335,381,733
                                         --------------   -------------     -------------   -------------         -------------
     Member's Deficit                      (102,166,955)   (260,000,000)      (54,611,421)    314,611,421 (b)(c)   (102,166,955)
                                         --------------   -------------     -------------   -------------         -------------
         Total Liabilities and Member's
              Deficit                    $  260,924,977   $           -     $ 117,062,347   $(144,772,546)        $ 233,214,778
                                         ==============   =============     =============   =============         =============

(a)   To eliminate intercompany receivables and payables.

(b)   To eliminate intercompany accounts and investment in subsidiaries.

(c) As more fully described in Note 7, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Three Months Ended September 30, 2004
                                   (unaudited)

                                           The Majestic     The Majestic
                                           Star Casino,      Star Casino    Guarantor    Discontinued   Eliminating       Total
                                               LLC          Capital Corp.  Subsidiaries  Operation(b)     Entries     Consolidated
                                          -------------     ------------   ------------  ------------  ------------   ------------
OPERATING REVENUES:
     Casino                                 $ 36,159,528      $    -       $ 21,999,214       $    -   $         -    $ 58,158,742
     Rooms                                             -           -          2,026,708            -             -       2,026,708
     Food and beverage                           453,296           -          2,579,338            -             -       3,032,634
     Other                                       795,877           -            299,967            -             -       1,095,844
                                            ------------      ------       ------------   ----------   -----------    ------------
         Gross revenues                       37,408,701           -         26,905,227            -             -      64,313,928
     Less promotional allowances                 898,681           -          3,995,596            -             -       4,894,277
                                            ------------      ------       ------------   ----------   -----------    ------------
         Net operating revenues               36,510,020           -         22,909,631            -             -      59,419,651
                                            ------------      ------       ------------   ----------   -----------    ------------

OPERATING COSTS AND EXPENSES:
     Casino                                    9,404,710           -          9,633,230            -             -      19,037,940
     Rooms                                             -           -            449,177            -             -         449,177
     Food and beverage                           509,771           -            922,651            -             -       1,432,422
     Other                                       526,100           -             56,991            -             -         583,091
     Gaming taxes                             10,399,342           -          2,634,385            -             -      13,033,727
     Advertising and promotion                 2,379,789           -          1,297,415            -             -       3,677,204
     General and administrative                6,007,515           -          3,068,534            -             -       9,076,049
     Corporate expense                           825,766           -                  -            -             -         825,766
     Economic incentive - City of Gary         1,087,049           -                  -            -             -       1,087,049
     Depreciation and amortization             2,038,075           -          2,327,658            -             -       4,365,733
     Loss on investment in Buffington
         Harbor Riverboats, LLC                  616,058           -                  -            -             -         616,058
     Gain on disposal of assets                     (800)          -             (1,904)           -             -          (2,704)
                                            ------------      ------       ------------   ----------   -----------    ------------
         Total operating costs and
              expenses                        33,793,375           -         20,388,137            -             -      54,181,512
                                            ------------      ------       ------------   ----------   -----------    ------------
         Operating income                      2,716,645           -          2,521,494            -             -       5,238,139
                                            ------------      ------       ------------   ----------   -----------    ------------

OTHER INCOME (EXPENSE):
     Interest income                              10,107           -              3,727            -             -          13,834
     Interest expense                         (6,642,646)          -           (474,567)           -             -      (7,117,213)
     Other non-operating expense                 (44,656)          -                  -            -             -         (44,656)
     Equity in net income of subsidiaries      4,980,730           -          2,930,076                 (7,910,806)(a)           -
                                            ------------      ------       ------------   ----------   -----------    ------------
         Total other (expense) income         (1,696,465)          -          2,459,236            -    (7,910,806)     (7,148,035)
                                            ------------      ------       ------------   ----------   -----------    ------------

         Income from continuing
           operations                          1,020,180           -          4,980,730            -    (7,910,806)     (1,909,896)

DISCONTINUED OPERATIONS:
     Income from discontinued operation                -           -                  -    2,930,076                     2,930,076
                                            ------------      ------       ------------   ----------   -----------    ------------
         Net  income                        $  1,020,180      $    -       $  4,980,730   $2,930,076   $(7,910,806)   $  1,020,180
                                            ============      ======       ============   ==========   ===========    ============

(a)   To eliminate equity in net income of subsidiaries.

(b) The Discontinued Operation represents Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3, Discontinued Operations).

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the Three Months Ended September 30, 2003
                                  (unaudited)

                                            The Majestic  The Majestic
                                            Star Casino,   Star Casino     Guarantor   Discontinued   Eliminating         Total
                                               LLC        Capital Corp.  Subsidiaries  Operations(b)    Entries       Consolidated
                                          -------------   ------------   ------------  ------------- ------------     -------------
OPERATING REVENUES:
     Casino                                 $ 34,533,303    $     -      $ 21,020,801    $      -     $         -     $ 55,554,104
     Rooms                                             -          -         2,155,546           -               -        2,155,546
     Food and beverage                           362,514          -         2,373,980           -               -        2,736,494
     Other                                       523,958          -           379,625           -               -          903,583
                                            ------------    -------      ------------    --------     -----------     ------------
         Gross revenues                       35,419,775          -        25,929,952           -               -       61,349,727
     Less promotional allowances                 284,693          -         3,433,443           -               -        3,718,136
                                            ------------    -------      ------------    --------     -----------     ------------
         Net operating revenues               35,135,082          -        22,496,509           -               -       57,631,591
                                            ------------    -------      ------------    --------     -----------     ------------

OPERATING COSTS AND EXPENSES:
     Casino                                    9,215,369          -         9,456,153           -               -       18,671,522
     Rooms                                             -          -           658,404           -               -          658,404
     Food and beverage                           392,561          -           789,349           -               -        1,181,910
     Other                                             -          -           144,705           -               -          144,705
     Gaming taxes                              9,623,655          -         2,489,977           -               -       12,113,632
     Advertising and promotion                 1,835,473          -         1,326,345           -               -        3,161,818
     General and administrative                6,342,945          -         3,058,622           -               -        9,401,567
     Corporate expense                           530,733          -           343,267           -               -          874,000
     Economic incentive - City of Gary         1,035,573          -                 -           -               -        1,035,573
     Depreciation and amortization             1,388,381          -         2,655,100           -               -        4,043,481
     Loss on investment in Buffington
         Harbor Riverboats, LLC                  594,718          -                 -           -               -          594,718
     Loss on disposal of assets                        -          -             4,671           -               -            4,671
                                            ------------    -------      ------------    --------     -----------     ------------
         Total operating costs and expenses   30,959,408          -        20,926,593           -               -       51,886,001
                                            ------------    -------      ------------    --------     -----------     ------------

         Operating income                      4,175,674          -         1,569,916           -               -        5,745,590
                                            ------------    -------      ------------    --------     -----------     ------------

OTHER INCOME (EXPENSE):
     Interest income                              12,715          -             5,420           -               -           18,135
     Interest expense                         (3,534,893)         -        (4,421,376)          -               -       (7,956,269)
     Other non-operating expense                 (37,766)         -            (9,582)          -               -          (47,348)
     Equity in net (loss)
       income of subsidiaries                 (1,941,678)         -           913,944           -       1,027,734 (a)            -
                                            ------------    -------      ------------    --------     -----------     ------------
         Total other expense                  (5,501,622)         -        (3,511,594)          -       1,027,734       (7,985,482)
                                            ------------    -------      ------------    --------     -----------     ------------

         Loss from continuing operations      (1,325,948)         -        (1,941,678)          -       1,027,734       (2,239,892)

DISCONTINUED OPERATIONS:
     Income from discontinued operation                -          -                 -     913,944               -          913,944
                                            ------------    -------      ------------    --------     -----------     ------------
         Net loss (income)                  $ (1,325,948)   $     -      $ (1,941,678)   $913,944     $ 1,027,734     $ (1,325,948)
                                            ============    =======      ============    ========     ===========     ============

(a)   To eliminate equity in net (loss) income of subsidiaries.

(b) The Discontinued Operations reflect the operations of Fitzgeralds Las Vegas, which is not a guarantor of the 9 1/2% notes and was spun off to BDI on December 31, 2003 and Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3, Discontinued Operations).

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2004
                                   (unaudited)

                                           The Majestic  The Majestic
                                            Star Casino,  Star Casino     Guarantor    Discontinued   Eliminating         Total
                                               LLC       Capital Corp.  Subsidiaries   Operation(b)     Entries        Consolidated
                                          -------------  ------------  -------------  ------------   ------------     -------------
OPERATING REVENUES:

     Casino                               $ 114,063,831  $         -    $  66,417,511  $          -  $          -     $ 180,481,342
     Rooms                                            -            -        5,820,214             -             -         5,820,214
     Food and beverage                        1,391,537            -        7,023,395             -             -         8,414,932
     Other                                    2,137,763            -          975,192             -             -         3,112,955
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Gross revenues                     117,593,131            -       80,236,312             -             -       197,829,443
     Less promotional allowances              1,854,233            -       11,486,275             -             -        13,340,508
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Net operating revenues             115,738,898            -       68,750,037             -             -       184,488,935
                                          -------------  -----------    -------------  ------------  ------------     -------------

OPERATING COSTS AND EXPENSES:

     Casino                                  30,100,865            -       28,411,352             -             -        58,512,217
     Rooms                                            -            -        1,381,473             -             -         1,381,473
     Food and beverage                        1,571,671            -        2,242,187             -             -         3,813,858
     Other                                      591,746            -          193,209             -             -           784,955
     Gaming taxes                            32,609,587            -        7,920,358             -             -        40,529,945
     Advertising and promotion                6,787,231            -        3,675,716             -             -        10,462,947
     General and administrative              21,368,930            -        9,168,045             -             -        30,536,975
     Corporate expense                        2,506,052            -                -             -             -         2,506,052
     Economic incentive - City of Gary        3,423,286            -                -             -             -         3,423,286
     Depreciation and amortization            5,830,605            -        6,700,983             -             -        12,531,588
     Loss on investment in Buffington
         Harbor Riverboats, LLC               1,854,406            -                -             -             -         1,854,406
     Gain on disposal of assets                  (2,462)           -           (3,804)            -             -            (6,266)
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Total operating costs and
             expenses                       106,641,917            -       59,689,519             -             -       166,331,436
                                          -------------  -----------    -------------  ------------  ------------     -------------

         Operating income                     9,096,981            -        9,060,518             -             -        18,157,499
                                          -------------  -----------    -------------  ------------  ------------     -------------
OTHER INCOME (EXPENSE):
     Interest income                             14,642            -            9,595             -             -            24,237
     Interest expense                       (19,947,795)           -       (1,423,703)            -             -       (21,371,498)
     Other non-operating expense               (168,504)           -                -             -             -          (168,504)
     Equity in net income of subsidiaries    15,419,372            -        7,772,962             -   (23,192,334)(a)             -
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Total other (expense) income        (4,682,285)           -        6,358,854             -   (23,192,334)      (21,515,765)
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Income from continuing
              operations                      4,414,696            -       15,419,372             -   (23,192,334)       (3,358,266)

 DISCONTINUED OPERATIONS:

         Income from discontinued
              operations                              -            -                -     7,772,962             -         7,772,962
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Net income                       $   4,414,696  $         -    $  15,419,372  $  7,772,962  $(23,192,334)    $   4,414,696
                                          =============  ===========    =============  ============  ============     =============

(a)   To eliminate equity in net income of subsidiaries.

(b) The Discontinued Operation represents Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3, Discontinued Operations).

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                          The Majestic  The Majestic
                                           Star Casino,  Star Casino    Guarantor     Discontinued   Eliminating        Total
                                              LLC       Capital Corp.  Subsidiaries   Operations(b)    Entries       Consolidated
                                         -------------  ------------  -------------  -------------  ------------    -------------
OPERATING REVENUES:

     Casino                              $ 103,464,268  $    -        $  64,260,967    $        -    $          -     $ 167,725,235
     Rooms                                           -       -            6,042,051             -               -         6,042,051
     Food and beverage                       1,097,999       -            7,011,232             -               -         8,109,231
     Other                                   1,723,907       -            1,037,471             -               -         2,761,378
                                         -------------  ------        -------------    ----------    ------------     -------------
         Gross revenues                    106,286,174       -           78,351,721             -               -       184,637,895
     Less promotional allowances               924,219       -           10,201,696             -               -        11,125,915
                                         -------------  ------        -------------    ----------    ------------     -------------
         Net operating revenues            105,361,955       -           68,150,025             -               -       173,511,980
                                         -------------  ------        -------------    ----------    ------------     -------------

OPERATING COSTS AND EXPENSES:

     Casino                                 27,149,303       -           27,986,946             -               -        55,136,249
     Rooms                                           -       -            1,921,639             -               -         1,921,639
     Food and beverage                       1,196,149       -            2,116,663             -               -         3,312,812
     Other                                           -       -              335,906             -               -           335,906
     Gaming taxes                           30,792,182       -            7,417,225             -               -        38,209,407
     Advertising and promotion               5,038,353       -            4,050,276             -               -         9,088,629
     General and administrative             17,684,591       -            8,178,425             -               -        25,863,016
     Corporate expense                       1,552,539       -              982,491             -               -         2,535,030
     Economic incentive - City of Gary       3,106,984       -                    -             -               -         3,106,984
     Depreciation and amortization           4,197,083       -            7,819,961             -               -        12,017,044
     Loss on investment in Buffington
         Harbor Riverboats, LLC              1,793,898       -                    -             -               -         1,793,898
     Loss (gain) on disposal of assets         125,919       -              (16,029)            -               -           109,890
                                         -------------  ------        -------------    ----------    ------------     -------------
         Total operating costs and
                    expenses                92,637,001       -           60,793,503             -               -       153,430,504
                                         -------------  ------        -------------    ----------    ------------     -------------

         Operating income                   12,724,954       -            7,356,522             -               -        20,081,476
                                         -------------  ------        -------------    ----------    ------------     -------------

OTHER INCOME (EXPENSE):

     Interest income                            42,807       -               37,336             -               -            80,143
     Interest expense                      (10,603,782)      -          (13,264,175)            -               -       (23,867,957)
     Other non-operating expense              (113,320)      -              (28,482)            -               -          (141,802)
     Equity in net (loss) income of
            subsidiaries                    (1,970,887)      -            3,927,912             -      (1,957,025)(a)             -
                                         -------------  ------        -------------    ----------    ------------     -------------
         Total other expense               (12,645,182)      -           (9,327,409)            -      (1,957,025)      (23,929,616)
                                         -------------  ------        -------------    ----------    ------------     -------------
         Income (loss) from continuing
                  operations                    79,772       -           (1,970,887)            -      (1,957,025)       (3,848,140)

DISCONTINUED OPERATIONS:
     Income from discontinued operations             -       -                          3,927,912               -         3,927,912
                                         -------------  ------        -------------    ----------    ------------     -------------
         Net income (loss)               $      79,772  $    -        $  (1,970,887)   $3,927,912    $ (1,957,025)    $      79,772
                                         =============  ======        =============    ==========    ============     =============

(a)   To eliminate equity in net (loss) income of subsidiaries.

(b) The Discontinued Operations reflect the operations of Fitzgeralds Las Vegas, which is not a guarantor of the 9 1/2% notes and was spun off to BDI on December 31, 2003 and Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3, Discontinued Operations).

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                           The Majestic  The Majestic
                                            Star Casino,  Star Casino     Guarantor    Discontinued    Eliminating        Total
                                               LLC       Capital Corp.  Subsidiaries   Operation(a)      Entries       Consolidated
                                          -------------  ------------  -------------  ------------    ------------    -------------
NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES:                 $   (493,434)  $        -     $ 14,358,371   $ 8,605,054      $       -     $ 22,469,991
                                           ------------   ----------     ------------   -----------      ---------     ------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Increase in restricted cash                      -            -         (390,008)            -              -         (390,008)
     Acquisition of property and
         equipment                          (26,085,418)           -       (4,835,296)   (1,055,296)             -      (31,976,010)
     Decrease in prepaid leases and
         deposits                                10,683            -                -             -              -           10,683
     Investment in Buffington Harbor
         Riverboats, LLC                        (71,606)           -                -             -              -          (71,606)
     Proceeds from disposal of equipment        168,212            -           36,900        44,261              -          249,373
                                           ------------   ----------     ------------   -----------      ---------     ------------
         Net cash used in investing
           activities                       (25,978,129)           -       (5,188,404)   (1,011,035)             -      (32,177,568)
                                           ------------   ----------     ------------   -----------      ---------     ------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Issuance cost for the 9-1/2% senior
         secured notes                         (229,507)           -                -             -              -         (229,507)
     Issuance cost for credit facility          (58,652)           -                -             -              -          (58,652)
     Proceeds from line of credit            32,901,293            -                -             -              -       27,901,293
     Repayment of line of credit            (23,244,786)           -                -             -              -      (18,244,786)
     Cash received from (advanced to)
         related parties                     19,193,611            -      (11,560,611)   (7,500,000)             -          133,000
     Distribution to Barden Development,
         Inc.                                (3,943,307)           -                -             -              -       (3,943,307)
                                           ------------   ----------     ------------   -----------      ---------     ------------
         Net cash provided by (used in)
            financing activities             24,618,652            -      (11,560,611)   (7,500,000)             -        5,558,041
                                           ------------   ----------     ------------   -----------      ---------     ------------

Net (decrease) increase in cash and cash
     equivalents                             (1,852,911)           -       (2,390,644)       94,019              -       (4,149,536)

Cash related to discontinued operations               -            -                -    (2,324,826)             -       (2,324,826)

Cash and cash equivalents, beginning
     of period                               10,929,430            -        8,897,779     2,230,807              -       22,058,016
                                           ------------   ----------     ------------   -----------      ---------     ------------

Cash and cash equivalents, end of period   $  9,076,519   $        -     $  6,507,135   $         -      $       -     $ 15,583,654
                                           ============   ==========     ============   ===========      =========     ============

(a) Contained within the discontinued operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3, Discontinued Operations).

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE. 11 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                           The Majestic  The Majestic
                                            Star Casino,  Star Casino    Guarantor    Discontinued      Eliminating      Total
                                               LLC       Capital Corp. Subsidiaries  Operations(a)(b)    Entries      Consolidated
                                          -------------  ------------  ------------  ---------------   ------------  -------------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES:                 $ 14,037,416     $     -    $  5,929,372     $ 6,424,164      $      -    $ 26,390,952
                                           ------------     -------    ------------     -----------      --------    ------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Increase in restricted cash                      -           -        (250,000)              -             -        (250,000)
     Acquisition of property and
       equipment                             (4,986,306)          -      (2,748,511)     (3,179,488)            -     (10,914,305)
     Cash paid in excess of historical
       cost for land purchased from a
       related party                           (559,806)          -               -               -             -        (559,806)
     Decrease in prepaid leases and
       deposits                                 108,500           -               -               -             -         108,500
     Investment in Buffington Harbor
       Riverboats, LLC                         (211,138)          -               -               -             -        (211,138)
     Proceeds from disposal of equipment         14,750           -          28,180          13,289             -          56,219
                                           ------------     -------    ------------     -----------      --------    ------------
         Net cash used in investing
             activities                      (5,634,000)          -      (2,970,331)     (3,166,199)            -     (11,770,530)
                                           ------------     -------    ------------     -----------      --------    ------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Payment of 9.5% notes issuance costs      (203,939)          -          (2,337)              -             -        (206,276)
     Repayment of long-term debt                      -           -               -        (114,014)            -        (114,014)
     Cash received from (paid to) related
       parties                                  367,000           -       4,600,000      (3,900,000)            -       1,067,000
     Distribution to Barden Development,
       Inc.                                  (1,726,009)          -      (2,932,696)              -             -      (4,658,705)
                                           ------------     -------    ------------     -----------      --------    ------------
         Net cash (used in) provided by
            financing activities             (1,562,948)          -       1,664,967      (4,014,014)            -      (3,911,995)

Net increase (decrease) in cash and cash
     equivalents                              6,840,468           -       4,624,008        (756,049)            -      10,708,427

Cash and cash equivalents, beginning
     of period                                8,564,057           -       8,860,574       7,123,250             -      24,547,881
                                           ------------     -------    ------------     -----------      --------    ------------
Cash and cash equivalents, end of period   $ 15,404,525     $     -    $ 13,484,582     $ 6,367,201      $      -    $ 35,256,308
                                           ============     =======    ============     ===========      ========    ============

(a) Contained within the Discontinued Operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3, Discontinued Operations).

(b) Contained within Discontinued Operations are the cash flow activities of Fitzgeralds Las Vegas, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003 (see Note 3, Discontinued Operations).

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

- changes or developments in laws, regulations or taxes in the casino and gaming industry including increases in taxes imposed on gaming revenues, gaming devices or admission taxes;

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

- the failure of the purchaser to close on the sale of our casino in Black Hawk, Colorado thus restricting the ability of the Company to invest in new projects or the inability of the Company to find an economically viable project to invest the net proceeds after closing, thus causing the Company to pay down on the $80.0 million credit facility and take a permanent reduction in the $80.0 million credit facility by the amount of the pay down and to make an offer to purchase the Company's
      9 1/2% notes with any remaining proceeds;

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

- maintaining favorable relationships with employees of the Company including the timely negotiation of labor agreements covering employees subject to collective bargaining agreements;

- the ability to fund capital improvements and development needs from existing operations, available credit, or new financing;

- risk of our joint venture partner, Trump Indiana, Inc., not making its lease payments when due in connection with the parking facility in Gary, Indiana or failing to fund the BHR joint venture;

-     the disruption to our casino operation due to acts of nature or God;

- the ability to retain management personnel who are important to our operations and potential delays in identifying and employing candidates to fill vacated positions due to a lack of qualified candidates;

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

EXECUTIVE OVERVIEW

The Company

      The Majestic Star Casino, LLC and its subsidiaries (collectively, the "Company"), operate a riverboat gaming facility located in Gary, Indiana ("Majestic Star") and two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi" or "Fitzgeralds Tunica") and Black Hawk, Colorado (casino only) ("Barden Colorado" or "Fitzgeralds Black Hawk"). The Company receives reimbursement of expenses for services provided to Barden Nevada Gaming, LLC ("Barden Nevada" or "Fitzgeralds Las Vegas"). Fitzgeralds Las Vegas was spun off to Barden Development, Inc. ("BDI"), the Company's parent, effective on December 31, 2003.

      On July 12, 2004, the Company announced the sale of substantially all the assets and certain liabilities of Fitzgeralds Black Hawk for $66.0 million, subject to a working capital adjustment and an adjustment based on certain capital expenditures. Because of the pending sale, the property operations of Fitzgeralds Black Hawk are reflected in discontinued operations for all periods in our tables and discussion of results presented below. In addition, because the spin-off of Fitzgeralds Las Vegas was effective December 31, 2003, the discussion of our historical operating results in this section does not include the financial results of Fitzgeralds Las Vegas except to the extent it is a discontinued operation.

Overall Operating Results

      Consolidated gross operating revenues in the three-month period ended September 30, 2004 of $64.3 million increased $3.0 million or 4.8% over consolidated gross operating revenues of $61.3 million in the three-month period ended September 30, 2003. The increase is primarily due to our marketing and promotional programs, and focus on providing our casino guests with the newest and most appealing slot machines. For the nine-month period ended September 30, 2004, gross revenues were $197.8 million, a 7.1% increase or $13.2 million over the $184.6 million generated in the prior year. Our strong year to date gross revenue growth is primarily due to the marketing and promotional efforts at Majestic Star. Majestic Star was responsible for $11.3 million of our gross revenue growth. We had a consolidated loss from continuing operations of $1.9 million during the three-month period ended September 30, 2004 compared to a consolidated loss from continuing operations of $2.2 million during the same period in 2003. We had consolidated net income of $1.0 million during the three-month period ended September 30, 2004 compared to a consolidated net loss of $1.3 million during the same period in 2003. The increase in net income is primarily due to our improved gross revenues of which casino revenues were the primary contributor, strong performance at our Fitzgeralds Black Hawk casino and a $1.4 million net loss at Fitzgeralds Las Vegas for the three-month period ended September 30, 2003. Fitzgeralds Las Vegas is not included in our third quarter 2004 results. Casino revenues for the quarter increased $2.6 million, or 4.7%.

      Loss from continuing operations was $3.4 million for the nine-month period ended September 30, 2004 and $3.8 million for the same period in 2003. We had consolidated net income of $4.4 million during the nine-month period ended September 30, 2004 compared to consolidated net income of $0.1 million during the same period in 2003. The improvement in net income was $4.3 million, a 5,434.1% increase. Our increase in net income was driven by our substantial gross revenue growth, of which casino revenues were again the primary contributor, strong performance at our Fitzgeralds Black Hawk Casino and a $1.5 million loss at Fitzgeralds Las Vegas during the nine months ended September 30, 2003. Fitzgeralds Las Vegas is not included in our year to date 2004 results. Casino revenues for the nine-month period ended September 30, 2004 were $180.5 million compared to $167.7 million in the prior year, an increase of $12.8 million or 7.6%.

      An overview of the developments that affected our results during the three- and nine-month periods ended September 30, 2004, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results:

            - Competition remains intense in all the markets in which the Company competes. During the quarter, Majestic Star was impacted by the opening of a 2,000 space-parking garage at Horseshoe in Hammond and the completion of $27.0 million in improvements and amenities at Harrah's East Chicago.

            - Higher taxes, particularly at Majestic Star, negatively impacted the earnings at the property. Majestic Star pays significant amounts in gaming and property taxes. In the first quarter of this year, Majestic Star took a $2.2 million charge for retroactive (2002 and 2003) property taxes and in the second quarter of 2003, took a $2.1 million charge for retroactive gaming taxes.

            - Majestic Star has been assessed $2.6 million, plus interest, by the Indiana Department of Revenue for the tax deductions its member took on his Indiana tax return for taxes paid on adjusted gross gaming revenues. In addition, Barden Development, Inc., the Company's parent and member, has been assessed $1.3 million, plus interest and penalties regarding the same issue. Majestic Star, a pass through entity for federal and state income tax purposes, contends that it is not liable for the assessment. However, Majestic Star will make permitted distributions to fund its member's tax liabilities. The Company and Barden Development, Inc. are currently reviewing their options with regard to the assessments.

            - The Company continues to be aggressive with its marketing and promotions. The Company feels that the marketing campaigns featuring Mike Ditka, the former Chicago Bears player and coach, have been very successful for the Majestic Star property. In addition, all of our properties continue to be aggressive with direct mail marketing. This past year Fitzgeralds Tunica has focused on filling its hotel with rated casino gamblers.

            - On October 7, 2003, the Company completed a refinancing of substantially all of its debt. As a result of the refinancing, the Company was able to issue debt and enter into a credit agreement with significantly lower interest rates, which resulted in reduced interest expense of $0.8 million and $2.5 million for the three- and nine- month periods ended September 30, 2004 when compared to the same prior year periods.

            - Through September 30, 2004, we have spent approximately $33.5 million on capital expenditures. While $22.1 million was spent on 170 acres of property adjacent to the

                  Majestic Star and Buffington Harbor facilities, the balance has mainly been spent on improving and enhancing our casino floors. The Company has spent significant capital dollars in purchasing new slot machines, investing in Ticket In Ticket Out (TITO) technology, implementation of a new slot player tracking and marketing system and expanding the casino floor space at Fitzgeralds Tunica, which increased slot machine capacity by 90 games, along with remodeling the bathrooms, cage and guest services areas at Fitzgeralds Tunica. At September 30, 2004, the Company anticipated spending $6.4 million on capital expenditures for the remainder of 2004.

            - We continue to purchase the latest slot machine product at all of our properties. In addition, we continue the implementation of TITO at Majestic Star. At this time 940, or 57.6%, of Majestic Star's slot machines are equipped with TITO. We anticipate another 240 slot machines coming on line with TITO by year-end. In addition, the implementation of the new slot player tracking and marketing system at Fitzgeralds Tunica will allow us to begin installing TITO at that property. We anticipate having 140 slot machines that operate with TITO by year-end. The new slot machines, coupled with TITO technology, should allow our casino guests to play their favorite slot machines with fewer interruptions, thus generating longer time on the devices and allowing us to provide better guest service. The Company is currently evaluating its alternatives for re-investing the proceeds from the sale of Fitzgeralds Black Hawk. Reinvestment could include enhancing or upgrading the facilities and amenities at either Majestic Star or Fitzgeralds Tunica, investing in an emerging jurisdiction, acquiring an existing casino operation, paying down the Company's debt, or some combination of the alternatives above.

            - The Company also has spent capital dollars in other areas this past year with the primary benefit to improve the guest experience. In February 2004, Fitzgeralds Tunica completed a room remodel project with improvements to approximately 100 of the property's 507 hotel rooms. Within the Majestic Star vessel, construction of the new Don and Mike's Sports Bar was completed and the bar opened in May 2004. The Sports Bar offers sports entertainment on 13 flat screen TV's, coupled with a food and beverage operation. The Sports Bar contains 39 slot machines and was constructed in the third floor players' lounge. The new Sports Bar has allowed us to close our first floor snack bar so that we can expand our casino floor and add additional slot machines. Majestic has also remodeled the VIP lounge and its high limit table games area known as the Monte Carlo Room.

            - The City of Gary has started construction on new roads that will provide better access to Majestic Star, Buffington Harbor and the 170 acres of property Majestic Star acquired from an affiliate in February 2004. Road construction costs will be paid from public funds. The first phase of the road construction, which will provide better access to Majestic Star and Buffington Harbor, is expected to be completed in the spring of 2005.

            - Discussions continue about the development of a casino in the southern suburbs of Chicago. In addition, discussions have occurred on granting three to four new casino licenses in Illinois with one potentially in Chicago. In addition, there have been discussions of additional casino projects in and around the Tunica, Mississippi area. These projects, if they materialize, could have a direct impact on Majestic Star and Fitzgeralds Tunica. The Company will monitor these situations as they develop and will work to continue to enhance its gaming interests in our markets and the economic benefits brought to the surrounding community.

            - On July 1, 2004, Harrah's Entertainment Inc. ("Harrah's") completed its acquisition of Horseshoe Gaming Holding Corp. ("Horseshoe"). Harrah's and Horseshoe both operate casinos in northwest Indiana and Tunica, Mississippi. The Company also operates casinos (Majestic Star and Fitzgeralds Tunica) within these markets. While it is difficult to determine the long-term effects of the acquisition, the Harrah's organization will have acquired the top competitor in these markets, will have expanded its database of players and market share significantly, and may be able to recognize operating synergies within both markets.

            - The announcements of Harrah's proposed acquisition of Caesars Entertainment, Inc. ("Caesars") and MGM Mirage's ("MGM") proposed acquisition announcement of Mandalay Resorts Group would give Harrah's and MGM significant properties in and around the Company's properties and would give these two large national gaming companies an even greater presence in gaming on a national scale. While it is difficult to determine the actual effects of these acquisitions, both Harrah's and MGM will have acquired numerous casinos providing an expanded database of players and greater market share in many regions of the country, plus the ability to recognize operating and administrative synergies.

            - Recently, Harrah's announced the sale of Harrah's East Chicago and Harrah's Tunica to Colony Capital. Also, Caesars announced the sale of Bally's Tunica to Colony Capital. Harrah's East Chicago competes directly with Majestic Star. Harrah's Tunica and Bally's Tunica compete directly with Fitzgeralds Tunica. At this time the Company cannot determine the effects of these transactions, however, if Colony Capital should invest significant capital resources into these properties the already competitive nature of these markets could increase significantly. In addition, through Harrah's announced acquisition of Caesars, Harrah's would still possess three casinos in Tunica Mississippi.

            - The Company's management is working with the negotiating team of the Hotel Employees Restaurant Employees International Union, Local 1, or UNITE HERE, on a new labor agreement. The existing agreement, affecting about 73 employees at Majestic Star and about 120 employees at Buffington Harbor expired on October 31, 2004. Management is also currently negotiating a labor agreement with the United Steelworkers of America Union. The United Steelworkers represents 21 slot technicians at Majestic Star.

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

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES

                                                        For The             For The
                                                  Three Months Ended    Nine Months Ended
                                                       September 30,       September 30,
                                                 --------------------   --------------------
                                                    2004      2003      2004        2003
                                                    ----      ----      ----        ----
OPERATING REVENUES:
   Casino                                          90.4%      90.6%      91.2%      90.8%
   Rooms                                            3.2%       3.5%       2.9%       3.3%
   Food and beverage                                4.7%       4.4%       4.3%       4.4%
   Other                                            1.7%       1.5%       1.6%       1.5%
                                                  -----      -----      -----      -----
Gross operating revenues                          100.0%     100.0%     100.0%     100.0%
   Less promotional allowances                      7.6%       6.1%       6.7%       6.0%
                                                  -----      -----      -----      -----
Net operating revenues                             92.4%      93.9%      93.3%      94.0%
                                                  -----      -----      -----      -----

OPERATING COSTS AND EXPENSES:

   Casino                                          29.6%      30.4%      29.6%      29.8%
   Rooms                                            0.7%       1.1%       0.7%       1.0%
   Food and beverage                                2.2%       1.9%       1.9%       1.8%
   Other                                            0.9%       0.2%       0.4%       0.2%
   Gaming taxes (1)                                20.3%      19.7%      20.5%      20.7%
   Advertising and promotion                        5.7%       5.2%       5.3%       4.9%
   General and administrative (2)                  14.1%      15.3%      15.4%      14.0%
   Corporate expenses                               1.3%       1.4%       1.3%       1.4%
   Economic incentive - City of Gary                1.7%       1.7%       1.7%       1.7%
   Depreciation and amortization                    6.8%       6.6%       6.3%       6.5%
   Loss on investment in the BHR joint venture      1.0%       1.0%       1.0%       1.0%
   Loss on sale of assets                           0.0%       0.0%       0.0%       0.1%
                                                  -----      -----      -----      -----
Total operating costs and expenses                 84.3%      84.5%      84.1%      83.1%
                                                  -----      -----      -----      -----
Operating income                                    8.1%       9.4%       9.2%      10.9%
                                                  -----      -----      -----      -----

OTHER INCOME (EXPENSES):
   Interest income                                  0.0%       0.0%       0.0%       0.0%
   Interest expense                               -11.0%     -12.9%     -10.8%     -12.9%
   Other non-operating expense                     -0.1%      -0.1%      -0.1%      -0.1%
                                                  -----      -----      -----      -----
Total other expenses                              -11.1%     -13.0%     -10.9%     -13.0%
                                                  -----      -----      -----      -----
Loss from continuing operations                    -3.0%      -3.6%      -1.7%      -2.1%
   Income from discontinued operations              4.6%       1.5%       3.9%       2.1%
                                                  -----      -----      -----      -----
Net income (loss)                                   1.6%      -2.1%       2.2%       0.0%
                                                  =====      =====      =====      =====

(1) Gaming taxes include the $2.1 million retroactive gaming tax charge in the nine-month period ended September 30, 2003.

(2) General and administrative expenses for the three and nine months ended September 30, 2004 include a $(0.1) million and a $2.2 million retroactive property tax charge, respectively.

  The following table provides certain selected financial information from our Consolidated Statements of Operations.

                                              For The                           For The
                                         Three Months Ended                 Nine Months Ended
                                           September 30,      Percentage      September 30,        Percentage
                                           -------------       Increase   -------------------       Increase
                                          2004      2003      (Decrease)  2004        2003         (Decrease)
                                          ----      ----      ----------  ----        ----         ----------
                                            (in millions)                    (in millions)
Casino revenues                        $  58.2    $  55.6        4.7%   $  180.5    $  167.7         7.6%
Room revenues                              2.0        2.1       -6.0%        5.8         6.0        -3.7%
Food and beverage revenues                 3.0        2.7       10.8%        8.4         8.1         3.8%
Other revenues                             1.1        0.9       21.3%        3.1         2.8        12.7%
                                       -------    -------    -------    --------    --------      ------
  Gross operating revenues                64.3       61.3        4.8%      197.8       184.6         7.1%
Less promotional allowances                4.9        3.7       31.6%       13.3        11.1        19.9%
                                       -------    -------    -------    --------    --------      ------
  Net operating revenues                  59.4       57.6        3.1%      184.5       173.5         6.3%
Operating expenses                        54.2       51.9        4.4%      166.4       153.4         8.4%
                                       -------    -------    -------    --------    --------      ------
  Operating income                         5.2        5.7       -8.8%       18.1        20.1        -9.6%
Other income (expense)                    (7.1)      (7.9)     -10.5%      (21.5)      (23.9)      -10.1%
                                       -------    -------    -------    --------    --------      ------
  Loss from continuing operations         (1.9)      (2.2)      14.7%       (3.4)       (3.8)      -12.7%
Income from discontinued operation         2.9        0.9      220.6%        7.8         3.9        97.9%
                                       -------    -------    -------    --------    --------      ------
  Net income (loss)                    $   1.0    $  (1.3)   - 176.9%   $    4.4    $    0.1      5434.1%
                                       =======    =======    =======    ========    ========      ======

Consolidated

      The following tables provide certain selected segment financial information for each of the Majestic Star, Fitzgeralds Tunica, and Fitzgeralds Black Hawk, as well as Majestic Investor Holdings (an intermediate holding company that owns Fitzgeralds Tunica and Fitzgeralds Black Hawk). All amounts are shown before corporate overhead.

Majestic Star

                                        For The                          For The
                                   Three Months Ended                Nine Months Ended
                                     September 30,      Percentage      September 30,      Percentage
                                  ------------------     Increase   -------------------     Increase
                                    2004       2003     (Decrease)   2004        2003       (Decrease)
                                    ----       ----     ----------   ----        ----      -----------
                                     (in millions)                     (in millions)
Casino revenues                   $  36.2    $  34.5        4.7%   $  114.1    $  103.5       10.2%
Room revenues                           -          -        0.0%          -           -        0.0%
Food and beverage revenues            0.5        0.4       25.0%        1.4         1.1       26.7%
Other revenues                        0.7        0.5       51.9%        2.1         1.7       24.0%
                                  -------    -------    -------    --------    --------      -----
     Gross operating revenues        37.4       35.4        5.6%      117.6       106.3       10.6%
Less promotional allowances           0.9        0.3      215.7%        1.9         0.9      100.6%
                                  -------    -------    -------    --------    --------      -----
     Net operating revenues          36.5       35.1        3.9%      115.7       105.4        9.8%
Operating expenses                   33.0       30.4        8.3%      104.1        91.1       14.3%
                                  -------    -------    -------    --------    --------      -----
     Operating income                 3.5        4.7      -24.7%       11.6        14.3      -18.7%
Other income (expense)               (6.6)      (3.6)      87.6%      (20.1)      (10.7)      88.3%
                                  -------    -------    -------    --------    --------      -----
     Net (loss) income            $  (3.1)   $   1.1     -373.4%   $   (8.5)   $    3.6     -335.9%
                                  =======    =======    =======    ========    ========      =====

Fitzgeralds Tunica

                                        For The                        For The
                                   Three Months Ended              Nine Months Ended
                                     September 30,    Percentage     September 30,    Percentage
                                  ------------------   Increase   -------------------  Increase
                                    2004       2003   (Decrease)  2004      2003      (Decrease)
                                    ----       ----   ----------  ----      ----      -----------
                                     (in millions)                (in millions)
Casino revenues                   $  22.0   $  21.0      4.7%   $  66.4   $  64.3       3.4%
Room revenues                         2.0       2.1     -6.0%       5.8       6.0      -3.7%
Food and beverage revenues            2.6       2.4      8.7%       7.0       7.0       0.2%
Other revenues                        0.3       0.4    -21.0%       1.0       1.1      -6.0%
                                  -------   -------   ------    -------   -------     -----
     Gross operating revenues        26.9      25.9      3.8%      80.2      78.4       2.4%
Less promotional allowances           4.0       3.4     16.4%      11.4      10.2      12.6%
                                  -------   -------   ------    -------   -------     -----
     Net operating revenues          22.9      22.5      1.8%      68.8      68.2       0.9%
Operating expenses                   20.3      19.7      2.9%      59.1      57.6       2.6%
                                  -------   -------   ------    -------   -------     -----
     Operating income                 2.6       2.8     -5.8%       9.7      10.6      -8.3%
Other income (expense)                0.0       0.0     78.9%       0.0       0.0      -6.2%
                                  -------   -------   ------    -------   -------     -----
     Net income                   $   2.6   $   2.8     -5.7%   $   9.7   $  10.6      -8.3%
                                  =======   =======   ======    =======   =======     =====

Fitzgeralds Black Hawk (Discontinued Operation and Not Included In Consolidated
                        Selected Financial Information)

                                        For The                       For The
                                   Three Months Ended             Nine Months Ended
                                     September 30,    Percentage    September 30,    Percentage
                                  ------------------  Increase   ------------------    Increase
                                    2004     2003     (Decrease)  2004     2003       (Decrease)
                                    ----     ----     ----------  ----     ----       -----------
                                     (in millions)                (in millions)
Casino revenues                   $   9.9   $  9.0      9.7%   $  29.2   $  25.9        12.8%
Room revenues                           -        -      0.0%         -         -         0.0%
Food and beverage revenues            0.6      0.5      7.3%       1.7       1.6         8.9%
Other revenues                        0.1      0.1     85.6%       0.3       0.2        66.0%
                                  -------   ------     ----    -------   -------        ----
     Gross operating revenues        10.6      9.6     10.1%      31.2      27.7        13.0%
Less promotional allowances           0.8      0.8      4.2%       2.5       2.4         6.3%
                                  -------   ------     ----    -------   -------        ----
     Net operating revenues           9.8      8.8     10.6%      28.7      25.3        13.6%
Operating expenses                    6.9      6.5      5.3%      20.9      19.9         5.6%
                                  -------   ------     ----    -------   -------        ----
     Operating income                 2.9      2.3     25.5%       7.8       5.4        42.7%
Other income (expense)                  -        -      0.0%       0.0         -         0.0%
                                  -------   ------     ----    -------   -------        ----
     Net income                   $   2.9   $  2.3     25.7%   $   7.8   $   5.4        42.7%
                                  =======   ======     ====    =======   =======        ====

Majestic Investor Holdings

                                                 For The                                   For The
                                           Three Months Ended                           Nine Months Ended
                                              September 30,           Percentage          September 30,           Percentage
                                         -----------------------       Increase      -----------------------       Increase
                                           2004           2003        (Decrease)       2004           2003        (Decrease)
                                         --------       --------      ----------     --------       --------      ----------
                                              (in millions)                               (in millions)
Casino revenues                          $      -       $      -              -      $      -       $      -             -
Room revenues                                   -              -              -             -              -             -
Food and beverage revenues                      -              -              -             -              -             -
Other revenues                                  -              -              -             -              -             -
                                         --------       --------       --------      --------       --------        ------
    Gross operating revenues                    -              -              -             -              -             -
Less promotional allowances                     -              -              -             -              -             -
                                         --------       --------       --------      --------       --------        ------
    Net operating revenues                      -              -              -             -              -             -
Operating expenses                            0.1            0.9          -88.6%          0.6            2.2         -71.8%
                                         --------       --------       --------      --------       --------        ------
    Operating loss                           (0.1)          (0.9)         -88.6%         (0.6)          (2.2)        -71.8%
Other income (expense)                       (0.5)          (4.4)         -89.3%         (1.4)         (13.3)        -89.3%
                                         --------       --------       --------      --------       --------        ------
    Loss from continuing operations          (0.6)          (5.3)         -89.2%         (2.0)         (15.5)        -86.8%
Loss from discontinued operation                -           (1.4)        -100.0%            -           (1.5)       -100.0%
                                         --------       --------       --------      --------       --------        ------
    Net loss                             $   (0.6)      $   (6.7)         -91.5%     $   (2.0)      $  (17.0)        -87.9%
                                         ========       ========       ========      ========       ========        ======

    The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at Majestic Star, Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

                                               For The                         For The
                                          Three Months Ended               Nine Months Ended
                                            September 30,                    September 30,
                                        ----------------------          -----------------------
                                         2004            2003            2004             2003
                                        ------          ------          ------           ------
Casino revenues                         48.3%            48.6%           49.8%            48.7%
Room revenues                              -                -               -                -
Food and beverage revenues               0.6%             0.5%            0.6%             0.5%
Other revenues                           1.0%             0.8%            0.9%             0.9%
                                        ----             ----            ----             ----
  Gross operating revenues              49.9%            49.9%           51.3%            50.1%
Less promotional allowances              1.2%             0.4%            0.8%             0.5%
                                        ----             ----            ----             ----
  Net operating revenues                48.7%            49.5%           50.5%            49.6%
Operating expenses                      44.0%            42.9%           45.4%            42.9%
                                        ----             ----            ----             ----
  Operating income                       4.7%             6.6%            5.1%             6.7%
Other income (expense)                  -8.9%            -5.0%           -8.8%            -5.0%
                                        ----             ----            ----             ----
  Net (loss) income                     -4.2%             1.6%           -3.7%             1.7%
                                        ====             ====            ====             ====

Fitzgeralds Tunica

                                                 For The                            For The
                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                          -----------------------         ------------------------
                                           2004             2003            2004             2003
                                          ------           ------         -------           ------
Casino revenues                            29.4%            29.6%           29.0%            30.3%
Room revenues                               2.7%             3.0%            2.5%             2.8%
Food and beverage revenues                  3.4%             3.3%            3.1%             3.3%
Other revenues                              0.4%             0.6%            0.4%             0.5%
                                           ----             ----            ----             ----
  Gross operating revenues                 35.9%            36.5%           35.0%            36.9%
Less promotional allowances                 5.3%             4.8%            5.0%             4.8%
                                           ----             ----            ----             ----
  Net operating revenues                   30.6%            31.7%           30.0%            32.1%
Operating expenses                         27.1%            27.8%           25.8%            27.1%
                                           ----             ----            ----             ----
  Operating income                          3.5%             3.9%            4.2%             5.0%
Other income (expense)                      0.0%             0.0%            0.0%             0.0%
                                           ----             ----            ----             ----
  Net income                                3.5%             3.9%            4.2%             5.0%
                                           ====             ====            ====             ====

Fitzgeralds Black Hawk (Discontinued Operation)

                                                 For The                            For The
                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                          -----------------------         ------------------------
                                           2004             2003            2004             2003
                                          ------           ------         -------           ------
Casino revenues                            13.2%            12.7%           12.8%            12.2%
Room revenues                               0.0%             0.0%            0.0%             0.0%
Food and beverage revenues                  0.8%             0.8%            0.7%             0.7%
Other revenues                              0.2%             0.1%            0.1%             0.1%
                                           ----             ----            ----             ----
  Gross operating revenues                 14.2%            13.6%           13.6%            13.0%
Less promotional allowances                 1.2%             1.2%            1.1%             1.1%
                                           ----             ----            ----             ----
  Net operating revenues                   13.0%            12.4%           12.5%            11.9%
Operating expenses                          9.1%             9.1%            9.1%             9.3%
                                           ----             ----            ----             ----
  Operating income                          3.9%             3.3%            3.4%             2.6%
Other income (expense)                      0.0%             0.0%            0.0%             0.0%
                                           ----             ----            ----             ----
  Net income                                3.9%             3.3%            3.4%             2.6%
                                           ====             ====            ====             ====

Majestic Investor Holdings

                                                 For The                            For The
                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                          -----------------------         ------------------------
                                           2004             2003            2004             2003
                                          ------           ------         -------           ------
Casino revenues                               -                -               -                -
Room revenues                                 -                -               -                -
Food and beverage revenues                    -                -               -                -
Other revenues                                -                -               -                -
                                           ----             ----            ----             ----
  Gross operating revenues                    -                -               -                -
Less promotional allowances                   -                -               -                -
                                           ----             ----            ----             ----
  Net operating revenues                      -                -               -                -
Operating expenses                          0.1%             1.2%            0.3%             1.0%
                                           ----             ----            ----             ----
  Operating loss                           -0.1%            -1.2%           -0.3%            -1.0%
Other expenses                             -0.7%            -6.3%           -0.6%            -6.3%
                                           ----             ----            ----             ----
  Loss from continuing operations          -0.8%            -7.5%           -0.9%            -7.3%
Loss from discontinued operation             --             -2.0%             --             -0.7%
                                           ----             ----            ----             ----
  Net loss                                 -0.8%            -9.5%           -0.9%            -8.0%
                                           ====             ====            ====             ====

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

    Consolidated gross operating revenues for the third quarter of 2004 increased $3.0 million, or 4.8%, over consolidated gross operating revenues recorded in the third quarter of 2003. Majestic Star contributed $2.0 million of the increase in consolidated gross operating revenues. Consolidated casino revenues, which comprise over 90% of consolidated gross revenues, increased $2.6 million, or 4.7%, to $58.2 million during the third quarter of 2004 as compared to the third quarter of 2003. Majestic Star accounted for $1.7 million of the increase in consolidated casino revenues. While Majestic Star continued its enhanced marketing and promotional programs, including the advertising campaign featuring former Chicago Bears player and coach Mike Ditka as the property's celebrity spokesperson, the unveiling of improvements at Horseshoe in Hammond and Harrah's in East Chicago may have slowed our casino revenue growth from levels seen earlier in the year. Specifically, Horseshoe opened a 2,000 space-parking garage and Harrah's completed a renovation project designed to enhance the amenities and update the facilities at the property. In addition, we believe that the final payment of 2002 real property tax bills in July by residents in northwest Indiana negatively impacted the gambling budgets of our customers. The Company has reported and the press has documented that high assessed values of property in northwest Indiana, as a result of a statewide reassessment of real property, coupled with very high tax rates, would have a significant impact on the disposable incomes of many residents. Lake County, the home to Majestic Star, saw some of the most significant increases in property taxes. Over 30% of the property's tracked play comes from Lake County.

    Nonetheless, more aggressive direct mail and cash promotional efforts, combined with our other marketing programs, generated a 6.6% increase in slot coin-in at Majestic Star. In addition, Majestic Star saw a 20.5% increase in table games handle during the quarter from the same quarter last year. Both the increases in slot coin-in and table games handle exceed the northwest Indiana market averages for the quarter. Casino revenue at Fitzgeralds Tunica increased $1.0 million, or 4.7%. Slot coin-in and table games handle were flat at the property. A slight increase in our slot win percentage was the main contributor to our casino revenue growth.

    Consolidated promotional allowances increased $1.2 million, or 31.6%. A new, more competitive, slot club program contributed to a $0.6 million increase in promotional allowances at Majestic Star. Fitzgeralds Tunica also had a $0.6 million increase in promotional allowances, primarily the result of a program to get more rated casino players occupying the hotel. This program resulted in higher levels of complimentary expenses and was necessary in order to generate greater levels of activity on the casino floor as the Tunica market is very competitive.

    Total consolidated operating expenses increased $2.3 million, or 4.4%, due primarily to increases in gaming taxes of $0.9 million, or 7.6%, advertising and promotional expenses of $0.5 million, or 16.3%, other expenses of $0.4 million, or 303.0%, casino expenses of $0.4 million, or 2.0%, and depreciation and amortization expenses of $0.3 million, or 8.0%. The increases were driven primarily by activities at Majestic Star, which accounted for $2.6 million of the overall increase (before corporate overhead) in consolidated operating expenses.

    Consolidated gaming taxes increased $0.9 million to $13.0 million primarily because of the increased casino revenues at both Majestic Star and Fitzgeralds Tunica, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $0.8 million increase in gaming and admission taxes. The tax structures and rates were similar at both properties in the three months ended September 30, 2004 and the three months ended September 30, 2003.

    Consolidated advertising and promotion expenses increased $0.5 million to $3.7 million primarily due to increases at Majestic Star in newspaper, radio and television expense in connection with various advertising campaigns, the primary one being the advertising campaign which began in March of 2004 featuring former Chicago Bears player and coach, Mike Ditka, as the property's celebrity spokesperson.

    Consolidated other expenses increased $0.4 million to $0.6 million. The primary reason for the increase relates to costs associated with the Festival Park at Majestic Star. The Festival Park is an entertainment venue and is utilized to attract and expand Majestic Star's market reach and to enhance the property's entertainment options.

    Consolidated depreciation and amortization expense increased by $0.3 million to $4.4 million. Majestic Star and Fitzgeralds Tunica recognized increases of $0.6 million and $0.3 million, respectively. The increases are the result of capital expenditures made at both properties. The increases in depreciation expense were offset by a $0.6 million reduction in amortization expense at Majestic Investor Holdings. Amortization expense at Majestic Investor Holdings in 2003 resulted from the periodic write-off of deferred financing fees over the life of the 11.653% notes. The majority of these fees were written off in October of 2003, when the Company purchased 89.3% of the 11.653% notes during a refinancing of the Company (see discussion below).

    Consolidated other income (expense) consists primarily of interest expense, which declined by $0.8 million. The reduced interest expense is the result of the October 7, 2003 purchase and redemption of all of The Majestic Star Casino, LLC's $130.0 million 10 7/8% notes and purchase of 89.3% of Majestic Investor Holdings LLC's $151.8 million 11.653% notes. To purchase and redeem these notes, and pay the related premium thereon, the Company issued $260.0 million of 9 1/2% notes and entered into an $80.0 million credit facility. During the quarter ended September 30, 2004, the Company paid interest on advances under the credit facility at interest rates ranging from 4.61% to 5.29%.

    The Company recognized income from discontinued operations of $2.9 million and $0.9 million for the quarters ended September 30, 2004 and 2003, respectively. Discontinued operations for the 2004 period reflect the results of the Company's Black Hawk operation, which is held for sale, while discontinued operations for the 2003 period reflect the results of both the Black Hawk operation and Fitzgeralds Las Vegas prior to the spin off. Fitzgeralds Black Hawk contributed income from discontinued operations of $2.9 million and $2.3 million, respectively, in the three months ended September 30, 2004 and 2003. Fitzgeralds Las Vegas contributed a loss from discontinued operations of $1.4 million in the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

    Consolidated gross revenues for the nine months ended September 30, 2004 increased $13.2 million or 7.1% over consolidated gross revenues recorded in the nine months ended September 30, 2003. Majestic Star contributed $11.3 million of the increase. Consolidated casino revenues, which comprise over 91% of our gross revenues, were up $10.6 million at Majestic Star and $2.2 million at Fitzgeralds Tunica. The increase in our consolidated casino revenues represents 96.7% of the increase in our consolidated gross operating revenues.

    Majestic Star accounted for 83.1% of the increase to consolidated casino revenues, which resulted from capital improvements and our strong marketing and promotional efforts at the property from earlier in the year and continuing into the current quarter. These efforts include a multimedia advertising campaign featuring former Chicago Bears player and coach, Mike Ditka, as the property's celebrity spokesperson, the re-branding of the property as the "Winning Place to Play"(TM), the establishment of a new players club loyalty program, the remodeling of the property's VIP lounge and high limit area, the Monte Carlo Room, the opening of Don and Mike's Sports Bar, our acquisitions of the newest and most entertaining slot machines and our continued investment in ticket in ticket out technology ("TITO"). As of September 30, 2004, the property had 940 TITO slot machines in operation (57.6% of the casino floor) and anticipates having 1,180 slot machines TITO capable (72% of the casino floor) by year-end. The property also expanded the entertainment provided to its casino guests by offering nightly acts on the Star Stage and periodic concerts and events at the Festival Park. Majestic Star's slot coin-in increased 8.3% over the same period last year. In addition, table games handle is up 16.5% year to date. Our greater volumes, coupled with a higher win percentage in table games, which increased to 16.9% from 15.7%, generated additional slot and table games revenues of $6.4 million and $4.2 million, respectively.

    Fitzgeralds Tunica's increase in casino revenue resulted from greater efforts in direct mail and more emphasis on putting rated casino players in the hotel. The Tunica market is very competitive and growth is nominal. The property's management is focusing on programs that will increase cash flow in an efficient manner.

    Consolidated promotional allowances increased $2.2 million, or 19.9%, primarily due to a new slot club promotion at Majestic Star and higher levels of hotel complimentary expenses at Fitzgeralds Tunica (see above discussion). Promotional allowances at Fitzgeralds Tunica increased $1.2 million, or 12.6%. Majestic Star's promotional allowances increased $1.0 million, or 100.6%.

    Total consolidated operating expenses increased $13.0 million, or 8.4%, due primarily to increases in casino expenses of $3.4 million, or 6.1%, gaming and incentive taxes of $2.6 million, or 6.4%, advertising and promotion expenses of $1.4 million, or 15.1%, general and administrative expenses of $4.7 million, or 18.1%, and depreciation and amortization expense of $0.5 million, or 4.3%. Operating expenses at Majestic Star increased $13.0 million before corporate overhead.

    Consolidated casino expenses increased $3.4 million to $58.5 million. The increase in casino expenses is directly related to the increased business volumes at both of our casinos. Majestic Star comprised approximately 87.4%, or $3.0 million, of our increased consolidated casino expenses. At Majestic Star casino expenses were higher due to greater levels of cash promotional activities directed toward our casino guests, higher progressive expenses and increased costs of providing complimentary food and beverage services to our casino guests at the food operations within Buffington Harbor.

    Consolidated gaming and incentive taxes increased $2.6 million to $44.0 million. However, the increase would have been $4.7 million had it not been for the Indiana retroactive gaming tax assessment of $2.1 million during the second quarter of 2003. This $4.7 million increase (exclusive of the effect of the retroactive gaming tax assessment) is primarily because of the increased casino revenues at both Majestic Star and Fitzgeralds Tunica, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $4.2 million increase in gaming and economic incentive taxes (exclusive of the retroactive gaming tax assessment).

    Consolidated advertising and promotion expenses increased $1.4 million to $10.5 million. The entire increase is attributable to the advertising and promotional activities at Majestic Star. The increased costs at Majestic Star are the result of the new marketing campaigns described earlier and a greater presence in various forms of media. The property has also increased its entertainment. The efforts at Majestic Star improved both its identity and competitive position in the northwest Indiana and Chicago markets, and was one of the main reasons for the property's significant casino revenue growth.

    Consolidated general and administrative expenses increased $4.7 million to $30.5 million. Majestic Star comprised $3.7 million of the increase. The most significant item affecting Majestic Star was a $2.2 million increase due to a retroactive property tax adjustment for the years 2002 and 2003 (see discussion on retroactive property taxes immediately below). Majestic Star also incurred higher current year to date property taxes for which it is either directly or indirectly responsible for of $0.5 million, $0.3 million in increased insurance and claim costs, $0.2 million in regulatory fees and $0.2 million in costs associated with the 170 acres of property acquired from Gary New Century, an affiliate, in February 2004. Fitzgeralds Tunica recognized greater costs of $0.8 million, which primarily resulted from payroll and benefit expenses of $0.3 million, higher insurance and claim costs of $0.1 million, regulatory costs of $0.1 million and utility costs of $0.2 million.

    The retroactive property tax accruals at Majestic Star discussed above resulted from events beginning in January 2004, when Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana, where Majestic Star is located. The valuation assessment was part of a statewide reassessment, and these reassessments were retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star followed administrative policies of the taxing authorities and paid Lake County an amount equal to 70% of its 2001 property tax liability, and had estimated an accrual for the balance due for 2002 and 2003. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April 2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. The Company used the information provided in April to revise its estimate of the amounts due.

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

    Consolidated depreciation and amortization expense increased by $0.5 million to $12.5 million. Majestic Star and Fitzgeralds Tunica recognized increases of $1.6 million and $0.7 million, respectively. The increases are the result of capital expenditures made at both properties. The increases in depreciation expense were offset by a $1.8 million reduction in amortization expense at Majestic Investor Holdings. Amortization expense at Majestic Investor Holdings, in 2003, resulted from the periodic write-off of deferred financing fees over the life of the 11.653% notes. The majority of these fees were written off in October of 2003, when the Company purchased 89.3% of the 11.653% notes during a refinancing of the Company.

    Consolidated other expenses consist primarily of interest expense, which declined by $2.5 million or approximately 10.5% in the nine-month period ended September 30, 2004 as compared to the same period in 2003. The reduced interest expense is the result of refinancing substantially all of the Company's outstanding debt in October 2003.

    The Company recognized income from discontinued operations of $7.8 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively. Discontinued operations for the 2004 period reflect the results of the Company's Black Hawk operation, which is held for sale, while discontinued operations for the 2003 period reflect the results of both the Black Hawk operation and Fitzgeralds Las Vegas prior to the spin off. Fitzgeralds Black Hawk contributed income from discontinued operations of $7.8 million and $5.4 million, respectively, in the nine months ended September 30, 2004 and 2003. Fitzgeralds Las Vegas contributed a loss from discontinued operations of $1.5 million in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility. We generate substantial cash flows from operating activities. For the nine months ended September 30, 2004 and 2003, we reported cash flows from operating activities of $22.5 million and $26.4 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing our operations, meeting our debt service requirements, funding capital improvements and projects, and making distributions to BDI under the manager agreement. During the nine months ended September 30, 2004, we used our line of credit to partially finance capital expenditures, including the acquisition of 170 acres of land, plus associated legal fees and other costs, from an affiliate.

      At September 30, 2004, $35.6 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $17.9 million at September 30, 2004, compared to $22.1 million at December 31, 2003, inclusive of Fitzgeralds Black Hawk for both periods. For the nine months ended September 30, 2004, the Company spent $33.5 million for the purchase of 170 acres of property adjacent to Majestic Star and the Buffington Harbor facility discussed above, the construction of a new administration building at Majestic Star, the installation of new slot player tracking and marketing software at Fitzgeralds Tunica, a partial expansion and remodel of our casino floor at Fitzgeralds Tunica, gaming and related equipment at all of our properties, and stabilization of a rock wall adjacent to the parking garage at Fitzgeralds Black Hawk. During the nine months ended September 30, 2003, the Company spent $10.9 million, primarily on the purchase of land and a building, technology enhancements and slot machines and gaming equipment. The Company plans on spending up to an additional $6.4 million on capital expenditures in 2004, which is the remaining amount allowed under the 2004 capital expenditure covenant contained within the $80.0 million credit facility. This amount will be primarily directed toward purchasing new slot machines, integrating Majestic Star's slot machines with TITO, installing TITO on 140 slot machines at Fitzgeralds Tunica and installing a new slot player tracking and marketing system at Fitzgeralds Black Hawk. We believe that TITO technology will lead to greater efficiency on our casino floor, thus providing cost savings, and longer slot machine playing times by our customers without interruptions, which should enhance the guest experience and our casino revenues.

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

    While we continue to evaluate potential opportunities to expand our existing casinos or to pursue other growth opportunities, we may not have sufficient funds to finance such strategic projects under our existing debt agreements. In addition, our existing debt agreements limit our ability to incur additional debt unless we can meet certain financial ratios. The Company has entered into an agreement to sell substantially all the assets subject to certain liabilities of its Black Hawk gaming facility for $66.0 million, subject to adjustments for working capital and capital expenditures. Pursuant to the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility, the Company must (i) invest the net proceeds from the sale in related assets or businesses of the Company or its restricted subsidiaries, or (ii) pay down the current outstanding balance on the $80.0 million credit facility and take a permanent reduction in the $80.0 million credit facility for such amounts paid. To the extent such net proceeds are not used as described in (i) and (ii), the Company is required to make an offer to purchase the 9 1/2% notes. Should the Company identify an asset or business acquisition, there is no guarantee that any additional financing needed by the Company will be available on acceptable terms or at all in order to allow for the investment in such opportunities. In addition, we anticipate that the sale of the assets of Fitzgeralds Black Hawk will generate a gain. The Majestic Star Casino, LLC is a limited liability company and the income and expenses of the Company pass through to its member. Any gain will be included with other income and expenses the Company passes through to its member. The indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility allow for distributions to our member to pay income taxes.

    The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company. If necessary and to the extent permitted under the indenture governing the 9 1/2% notes, the Company will seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds. The recent retroactive property tax accrual as explained above and the assessments by the Indiana Department of Revenue against the Company and the Company's member and parent, BDI, in the amount of $3.9 million, plus penalties and interest (as more fully described in Part II Item 1, Legal Proceedings), could have a material impact on the Company's liquidity.

    On May 4, 2004, the Company entered into Amendment Number One to Loan and Security Agreement ("Amendment") with the lenders to the $80.0 million credit facility. The main item addressed in the Amendment was the definition of EBITDA, which was amended to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to the previously discussed retroactive property tax adjustment at Majestic Star. The modified definition of EBITDA is effective as of December 31, 2003. Without the Amendment, the Company would not have met the required EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement. For the nine-month period ended September 30, 2004, the Company was in compliance with all covenants to the $80.0 million credit facility.

    As of September 30, 2004, the Company had $44.4 million available on its $80.0 million credit facility.

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

    In December 2003, the Financial Accounting Standards Board issued FASB Interpretation

No. 46R ("FIN46R"), "Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51" (revised December 2003). FIN46R addresses consolidation by business enterprises of certain variable interest entities. Application of FIN46R is required in financial statements of public entities that have interests in variable interest entities for periods ending December 15, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position, and other suppliers to determine the extent of its variable economic interests in these parties. Adoption of FIN46R did not have a material impact on the Company's financial statements for the period ending September 30, 2004

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    There have been no changes in the Company's internal controls during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

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

    The Majestic Star Casino, LLC has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for its non-resident member. The Company timely filed protests that are currently pending before the Legal Division of the Department. On September 7, 2004, the Department assessed Barden Development, Inc., the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for the fiscal year 2003 or the period to date of fiscal year 2004. The Department had held the assessments and protest in abeyance following the resolution of Aztar Indiana Gaming Corporation ("Aztar")
v. Indiana Department of Revenue. Aztar faced a similar issue to that of the Company's member. On April 19, 2004 the Indiana Tax Court ruled in favor of the Department and against Aztar. Aztar asked the Indiana Supreme Court to review the Indiana Tax Court's decision. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review. On October 5, 2004, the Department sent a letter considering the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Majestic Star Casino, LLC is a limited liability company and as such it is a pass through entity for federal and state tax purposes. It is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. However, under the Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility, the Company is allowed to make distributions to its member for tax purposes. Any payments would be recorded as distributions in Member's Deficit. The Company's protest sets forth issues not decided in Aztar and therefore the Company will continue to pursue its protest with the Department. The Company does not intend to make any distributions until it has fully evaluated its options with its member and parent, Barden Development, Inc.

      In August 2003, a former employee of Majestic Star filed a complaint in the U.S. District Court, Northern District of Indiana seeking back wages for overtime hours worked while employed with Majestic Star plus all other relief to which he may be entitled under the Fair Labor Standards Act ("FLSA") (the "2003 Complaint"). The plaintiff is challenging his "seaman" status in the calculation of overtime hours and wages. Majestic Star filed an answer to the 2003 Complaint asserting its position that plaintiff was employed as an able-bodied seaman and thus is exempt from the overtime provisions of the FLSA. The parties have entered into a settlement agreement pursuant to which Majestic Star will pay plaintiff a nominal amount in exchange for dismissal of the 2003 Complaint with prejudice.

 In July 2004, a former employee of Majestic Star filed a complaint against the Majestic Star vessel in the U.S. District Court, Northern District of Indiana on behalf of himself and a class of employees similarly situated seeking to enforce a maritime lien for back wages for overtime hours worked while employed with Majestic Star plus all other relief to which they may be entitled under the Fair Labor Standards Act ("FLSA") (the "2004 Complaint"). Similar to the 2003 Complaint, the plaintiff is challenging his "seaman" status in the calculation of overtime hours and wages. On September 29, 2004, the clerk of the court entered an entry of default against the Company without a hearing. On October 1, 2004, the Company moved to set aside the entry of default and to dismiss the 2004 Complaint for insufficiency of service of process. The plaintiff has filed a response to the motion indicating that he has no objection to setting aside the clerk's entry of default. There could be potentially 23 seamen that qualify for the 2004 Complaint. To date, two additional individuals formerly employed with Majestic Star as able-bodied seamen have filed consents to join in the 2004 Complaint. On November 11, 2004, the plaintiff in the 2004 Complaint filed a Motion to File a Second Amended Complaint to add Majestic Star as a party to the 2004 Complaint. The Company intends to file an opposition to plaintiff's motion. Since any potential liability in this matter cannot be reasonably estimated, no liability has been recorded. The Company will vigorously defend this matter.

ITEM 5. OTHER INFORMATION

    On October 31, 2004, the labor agreement with the Hotel Employees Restaurant Employees International Union, Local 1, or "UNITE HERE" expired. The labor agreement covered approximately 73 employees at the Majestic Star Casino and approximately 120 employees at Buffington Harbor. Management is currently negotiating with UNITE HERE. Discussions thus far have been constructive, though management cannot predict when a new agreement will be approved by the UNITE HERE membership or the terms and conditions of the new labor agreement.

    As disclosed under Item 5, Other Information, in the Company's Form 10-Q for the Quarterly Period Ended June 30, 2004, the Company received notice from The United Steelworkers of America ("Union") to negotiate a labor agreement covering approximately 21 full and regular-part time slot mechanics. The Company's management is currently negotiating with the Union. Discussions thus far have been constructive, though management cannot predict when an agreement will be approved by the Union's membership or the terms and conditions of the labor agreement.

    On August 18, 2004, the Company announced the termination of the Company's Executive Vice President and Chief Operating Officer. The Company's management and Compensation Committee of the Board of Directors are currently in the process of identifying and interviewing potential candidates.

ITEM 6. EXHIBITS

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

Dated: November 15, 2004

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
-----------------------
Don H. Barden
Manager, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
-----------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
-----------------------
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
-----------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)