Form 10-K
period 2004-12-31
MAJESTIC STAR CASINO LLC
filed 2005-03-31
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                        2004 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

Item 1.      Business                                                                         1
Item 2.      Properties                                                                      18
Item 3.      Legal Proceedings                                                               18
Item 4.      Submission of Matters to a Vote of Security Holders                             19

                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities                                      19
Item 6.      Selected Consolidated Financial Data                                            20
Item 7.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          20
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                      41
Item 8.      Financial Statements and Supplementary Data                                     43
Item 9.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                           43
Item 9A.     Controls and Procedures                                                         43
Item 9B.     Other Information                                                               43

                                    PART III

Item 10.     Directors and Executive Officers of Registrant                                  44
Item 11.     Executive Compensation                                                          45
Item 12.     Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                    47
Item 13.     Certain Relationships and Related Transactions                                  48
Item 14.     Principal Accountant Fees and Services                                          49

                                    PART IV

Item 15.     Exhibits and Financial Statement Schedules                                      51

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

      We own and operate three casino properties, located in Gary, Indiana, ("Majestic Star"), Tunica County, Mississippi ("Barden Mississippi" or "Fitzgeralds Tunica"), and Black Hawk, Colorado ("Barden Colorado" or "Fitzgeralds Black Hawk"). Our properties collectively contain approximately 3,542 slot machines, 87 table games and 507 hotel rooms (Fitzgeralds Tunica only). Our properties are well established, each having been in operation for at least eight years, and are well situated within significant drive-in gaming markets. Within each market, we leverage our strong brand names, experienced management, value-oriented amenities and emphasis on slot play to target mid-level gaming customers who overwhelmingly favor slot play.

      On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets, subject to certain liabilities, of Fitzgeralds Black Hawk for a purchase price of $66.0 million, which purchase price will be subject to adjustments based on working capital and certain capital expenditures made as of the closing date (see Note 7 of Notes to Consolidated Financial Statements -- The Majestic Star Casino, LLC and subsidiaries). The Company has been aggressively seeking new growth opportunities in numerous locations for reinvestment of the net proceeds from the sale of Fitzgeralds Black Hawk. Since many of these new gaming opportunities are still evolving and being analyzed, or are part of a broader bidding process, it is premature to indicate specifically and quantitatively when these opportunities and the investments needed to bring these opportunities to fruition will transpire, if at all. Reinvestment could also include enhancing or upgrading the facilities and amenities at either Majestic Star or Fitzgeralds Tunica. The Company continues to evaluate all of its options.

      We are indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer and the sole shareholder of BDI. Mr. Barden has an established track record of operating, developing and acquiring properties in the gaming industry and in other industries.

      Our executive offices are located at 301 Fremont Street, 12th Floor, Las Vegas, Nevada 89101, and our telephone number is (702) 388-2224. Our World Wide Web site can be accessed through either http://www.majesticstar.com or http://www.fitzgeralds.com. The information in our website is not part of this report.

RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

      Cash Based Promotional Activities

      The Company has determined that cash-based promotional activities should be presented as a reduction of gross revenues. Such cash-based promotional activities had previously been recorded as casino expense. The restatement has no impact on previously reported consolidated operating income, net income
(loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. This restatement has no impact on EBITDA or adjusted EBITDA as previously reported by the Company. In addition, the restatement has no impact on compliance with any financial covenants under the $80.0 million credit facility or the indenture governing the $260.0 million of 9 1/2% senior secured notes.

      The restatement results from a re-evaluation of the accounting treatment of various cash-based promotional activities during the preparation and audit of the financial statements for the year ended December 31, 2004. Periodically, the Company offers various cash based promotions to its casino customers. Generally these promotions are based upon the rated or tracked play of its customers. These promotions can range in value and timing, and are offered at the sole discretion of the Company's management. The Company's cash-based promotional activities are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the customer must be physically present to receive the cash promotional award and the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these cash-based promotional activities should be treated as a reduction of gross revenues when redeemed, in accordance with Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer."

      In addition to the above-described restatement, the Company also recorded an adjustment for cash-based promotional activities in the fourth quarter of 2004 to correct amounts previously reported for the nine months ended
September 30, 2004. The adjustment reduced each of net revenues and operating expenses by approximately $12.9 million in the fourth quarter.

GAMING FACILITIES

      - Majestic Star. Majestic Star is a riverboat casino located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. The riverboat casino is a four-story, 360-foot long vessel with a contemporary design that accommodates approximately 3,000 passengers plus crew. The casino includes approximately 40,800 square feet of gaming space across three expansive decks, which contain approximately 1,574 slot machines and 47 table games. In 2004, Majestic Star added an entertainment stage on the second floor of the casino and on the third floor completed the new Don and Mike's Sports Bar, which opened on May 5, 2004. During the second quarter of 2004, Majestic Star also remodeled its VIP lounge and its high limit table game area and finished construction on an outdoor festival area located adjacent to the 2,000-space covered parking garage at the Buffington Harbor gaming complex. The festival area provides another entertainment venue to bring people to our gaming facility.

            Majestic Star operates from the Buffington Harbor gaming complex, which we share with the Trump Casino and own through a joint venture (the "BHR Joint Venture") with Trump Indiana, Inc. (our "Joint Venture Partner" or "Trump"). The Buffington Harbor gaming complex is a two-level, 85,410 square foot structure containing Passports World Class Buffet, Koko Taylor's Blues Cafe and three additional food and beverage outlets: Miller Pizza, Harbor Treats and Jackpot Java. At this time, Buffington Harbor leases the rights to operate these restaurants to third parties and does not operate any of the food and beverage facilities located on its premises. The Buffington Harbor gaming complex also contains a gift shop, banquet and entertainment facilities, and the recently remodeled VIP lounge, which is available only to Majestic Star's customers. The Buffington Harbor gaming complex is situated on an approximately 100-acre site, containing a 2,000-space covered parking structure and 2,600 surface parking spaces, and offers valet parking and convenient bus loading and unloading facilities.

            On November 22, 2004, Trump Hotels and Casino Resorts, Inc. ("THCR"), the owner of Trump, entered into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Since that time, THCR has been operating as a debtor in possession of its assets and Trump has continued to pay its monthly obligations under the BHR Joint Venture and parking garage lease.

            In February 2004, Majestic Star acquired 170 acres of property adjacent to the Buffington Harbor gaming complex, from Gary New Century, LLC, an affiliate of ours, for $22.1 million, including approximately $0.2 million for legal and other transaction costs. This land is held for future development, which could incorporate various public and privately funded projects. At this time the City of Gary is constructing a new access road that is a first phase toward developing the 170 acres. In addition, the new access road will improve access to the Buffington Harbor gaming complex. Part of the new road will terminate on the second deck of the 2,000 space covered parking garage. The first phase of the road construction is anticipated to be completed in late spring of 2005.

      - Fitzgeralds Tunica. Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica has an Irish castle theme and is the focal point of a 50-acre site situated adjacent to the Mississippi River. Fitzgeralds Tunica is a full-service entertainment destination and our customer base has been increased and diversified by our ability to attract, in addition to local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. Fitzgeralds Tunica includes a 507-room hotel (including 72 suites), an indoor special events center, an indoor swimming pool and a casino offering approximately 1,375 slot machines and 34 table games, two bars, three restaurants and a gift shop. Fitzgerald Tunica has 1,264 surface parking spaces, a 411-space covered parking garage and 120 valet parking spaces. In February 2004, we completed a remodel project to the rooms on the first and third floors of our nine-floor hotel. The remodel project improved approximately 100 rooms. During June 2004, the property completed improvements to the second floor of the casino, which includes larger restrooms, enhanced cage and guest service areas and an expanded casino floor that provides space for 90 additional slot machines, which became operational on July 9, 2004. Also, in August

            2004, the property installed a new slot player tracking and marketing system. This new system has allowed us to install TITO technology, which will make our casino floor operate more efficiently while allowing us to improve guest service, and will provide for more effective marketing toward our casino customers.

      - Fitzgeralds Black Hawk. Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is approximately 25 miles from Denver. The casino offers approximately 591 slot machines, 6 table games, a restaurant and a bar. Fitzgeralds Black Hawk also has a 392-space, all valet parking garage adjacent to the casino. During 2004, we installed a new exterior sign package and enhanced its slot machine offerings by introducing new penny and multi-denominational slots, and relocated the high limit room to a more favorable area of the casino floor.

OPERATING STRATEGY

      Our operating strategy is to attract middle market guests by continuing to promote our properties as synonymous with a quality casino experience and personal service at an affordable price. We intend to accomplish this by continuing to pursue the following principal elements of our strategy:

      GOOD LOCATIONS IN STRONG DRIVE-IN MARKETS. Our properties are located in significant drive-in gaming markets, which allows our casino patrons to reach us in short travel times and make repeated trips to our gaming facilities.

      - Majestic Star. Majestic Star is located in, and primarily draws from, the Chicago metropolitan area and is located 23 miles from downtown Chicago. Majestic Star also attracts drive-in customers from other areas in Illinois, Indiana, and Michigan. Buffington Harbor has the highest concentration of gaming positions in the Chicago market, offering patrons a total of approximately 4,000 gaming positions.

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

      - Majestic Star. We utilize a comprehensive integrated marketing campaign to brand Majestic Star as "THE WINNING PLACE TO PLAY(TM)" or "THIS IS MY KIND OF PLACE(TM)" in the Chicago metropolitan area for slot customers from the middle-income segment. On March 1, 2004, Majestic Star began using Mike Ditka, the former Chicago Bears player and coach, as a celebrity spokesperson to promote, reposition and create better brand awareness of the property. Our ads with Mike Ditka, along with other messages about Majestic Star, have appeared in all advertising venues including television, radio, print and outdoor media, which we believe has enhanced our slot leadership positioning and improved our market share among Chicago-area gaming facilities. We intend to utilize these and other similar broad marketing techniques to attract middle-income customers, who we are then able to qualify and target for direct marketing activities.

      - Fitzgeralds. The Fitzgeralds brand has developed into a nationally recognized gaming brand by using a consistent Irish Luck theme throughout the casinos, hotel, restaurants and bars at our properties. The Irish Luck theme allows us to capitalize on our belief that every casino guest wants to feel lucky. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow. We believe that Fitzgeralds customers have come to associate the Irish Luck theme and the associated trade dress and Fitzgeralds brand trademarks with strong guest services such as the personal attention and quality product and gaming experience that we seek to provide at both of our Fitzgeralds properties.

      STRONG OWNERSHIP AND EXPERIENCED MANAGEMENT. We are indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer. Mr. Barden has an established track record of developing, operating, and acquiring properties in the gaming industry. Mr. Barden also has successfully built, owned, and operated numerous businesses in the cable television, international trade, and real estate industries and has owned and operated several radio stations over the past 35 years. Barden Companies, Inc., a company wholly owned by Mr. Barden and one of our affiliates, was named "Company of the Year" for 2003 by Black Enterprise magazine. In addition, in 2004 Mr. Barden received a Trumpet Award as Entrepreneur of the Year. Trumpet Awards recognize the achievements of African-Americans and salutes them for their fortitude and persistence. Further, in 2003, Mr. Barden was recognized as the "Master Entrepreneur" of Eastern Michigan during the Ernst & Young Entrepreneur of the Year contest. We have a proven management team with substantial experience in the gaming industry and with our properties in their respective markets. In addition, our property general managers and chief financial officer have a combined 111 years of experience in the casino industry.

      EMPHASIZE SLOT PLAY. We emphasize slot machine wagering, which we believe is the fastest growing, most stable and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological innovation that is resulting in the replacement of older devices with advanced interactive electronic games and ticket-in ticket-out technology ("TITO"). During 2003 and 2004, we converted and/or purchased approximately 400 slot machines and 633 slot machines, respectively, at Majestic Star that utilize the TITO coinless slot technology. As of today, 71% of Majestic Star's slot machines are TITO and we anticipate 88% of our slot machines being TITO by the end of 2005. In 2003, we installed a new slot player tracking and casino management system at Majestic Star. These new systems provide us with advanced capabilities of tracking our customers' slot and table game play and allow us to implement new, more effective, promotions that we believe will enhance our revenues and profitability. At Fitzgerald Tunica, we installed the same casino management system in February 2004 and the same slot player tracking system in June 2004 that are in use at Majestic Star. These new systems at Fitzgeralds Tunica have allowed us to begin implementing TITO. We currently have 158 TITO equipped slot machines on our casino floor with the goal of having 540 TITO equipped slot machines by the end of 2005. In 2004, we invested significantly in newer slot machines, which we believe offer greater variety, higher frequency payouts and longer periods of play for our casino customers relative to traditional reel devices. We continue to enhance and modify our mix of slot machines to meet the demand of our customers. As a result of our continued focus on slot play, slot revenues generated approximately 87% of our gaming revenues for the twelve months ended December 31, 2004.

      FOCUS ON QUALITY AND SERVICE AT AN AFFORDABLE PRICE. Our casinos provide a high-quality casino entertainment experience at an affordable price to attract middle market guests. We believe these middle market guests constitute the largest segment of potential gaming customers whom we can then identify, qualify and target for direct marketing activities. Our approach to business at our properties focuses on guest service and includes:

      -     friendly employees;

      -     trained hosts to personally assist guests;

      - quality food and beverages and, at Fitzgeralds Tunica, lodging at a moderate price;

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

MARKETING and GROWTH STRATEGIES

      We believe that our future growth is going to be based upon our ability to successfully grow and market to our database of casino customers, provide our customers with a superior level of service and value-oriented gaming, hotel (Fitzgeralds Tunica only), food, beverage and entertainment options. We will continue other forms of broad based marketing to attract customers to our facilities. These other forms include television, radio, newspaper and outdoor media. Our advertising messages are awareness, image and product oriented. We also emphasize entertainment, events and promotions through different methods of advertising to increase our revenues.

      All of our properties are located in regional markets. Our customers generally live within close proximity to our casinos, and are likely to make frequent trips to our facilities. Since we operate regionally, database marketing is a key element to encouraging casino customers to make frequent visits to our properties. But equally as critical is attracting new customers to our casinos so that we can grow our database. We do this through a combination of promotions, events, product and entertainment marketing. We use both internal and broad based external media to create awareness of our promotions, events, products and entertainment. Broad based media includes television, radio, newspaper, internet and outdoor media. Once we get a customer to try one of our casino facilities, it is important that we get them to sign-up for a Majestic Star or Fitzgeralds player card. Through our investment in player tracking technology systems, the use of the Majestic Star and Fitzgeralds player card allows us to track individual or combined play at slot machines, table games, as well as food and beverage and hotel expenditures (available only at Fitzgeralds Tunica). The systems allow us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking programs allow us to target our marketing programs to categories of players, including advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages, direct mail, and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking system also allows us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. We currently have an aggregate of over 442,000 active players in our combined Majestic Star and Fitzgeralds databases.

      A key element to enhancing our casino revenues and profitability is our continued investment in TITO technology. We currently have 1,168 or 71% of our slot machines at Majestic Star equipped with TITO technology. We anticipate having 1,450 or 88% of our slot machines equipped with TITO technology by the end of 2005. In addition, in 2004 we began installing TITO technology on our slot machines at Fitzgeralds Tunica. We currently have implemented TITO on 158 slot machines and anticipate having TITO on 540 of the property's nearly 1,400 slot machines by the end of 2005. We also have invested in a new slot player tracking and marketing system at Fitzgeralds Black Hawk in 2005. Once implemented, this system will allow us to start installing TITO on selected machines at that property. TITO will allow us to operate our casino floors more efficiently. This will allow us to provide greater levels of guest service. In addition, TITO allows our customers to play their favorite slot machines longer with fewer interruptions. Finally, TITO eliminates the problems of handling coin and tokens. Our customers will find this advantageous since they will no longer have to carry buckets of coins and tokens to a redemption location. With TITO, tickets can be redeemed at kiosks conveniently located throughout the casino.

      We also continue to invest in amenities and entertainment venues. The remodeling of the Monte Carlo Room, our VIP lounge, and the opening of Don and Mike's Sports Bar are all examples of our investments at Majestic Star. The property also expanded the entertainment provided to its casino guests by offering acts on the Star Stage and completed construction of an outdoor festival area, which began hosting events in the summer of 2004. With our Joint Venture Partner, we converted Buffington Harbor's first floor ticketing area into a 600-person banquet and entertainment facility. These facilities are available for weddings, concerts, fairs, social gatherings, flea markets and other events designed to increase traffic to our casino.

      We believe that Majestic Star is one of only two locations in the Chicago market with the capacity to significantly expand its land-based facilities. We, along with our Joint Venture Partner, own approximately 100-acres at the Buffington Harbor gaming complex. In addition, on February 11, 2004, we acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex. We intend to use the land for development opportunities, which may include possible public and private investments.

      In Tunica, Mississippi, the local government has invested in developing tourism and promoting the area casinos. In 2004, Tunica County opened the Tunica River Front Park adjacent to our Fitzgeralds Tunica property. The Tunica River Front Park is a $23.0 million facility that contains a museum, nature trails, retail outlets, a boat docking facility and a riverboat. In addition, Tunica County constructed a new golf course near the Tunica casinos. In an effort to increase customer traffic to the Tunica area, Tunica County is expanding its airport into a regional airport. The airport runway has already been lengthened to accommodate regional jets. In addition, the airport has recently installed an instrument landing system. These improvements, and other improvements planned for the future, are intended to expand the Tunica market reach and bring more visitors to the area.

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

      In northwest Indiana there are four other casinos that Majestic Star competes with for customers. In addition there are numerous other casinos in the Chicago area, some of which are in close proximity to Majestic Star. In Tunica, Mississippi, there are eight other casinos that compete with Fitzgeralds Tunica along with casinos further south in Mississippi and in other states that seek to attract customers from many of the same areas in which we market. Lastly, there are numerous casinos in Black Hawk/Central City, Colorado all competing for customers in the primary feeder markets of Fitzgeralds Black Hawk.

      Our competitors continue to make significant capital expenditures in their properties. During the third and fourth quarter of 2004, the Horseshoe Casino in Hammond, Indiana, added 2,000 spaces to its parking garage, significantly increasing its parking capacity. Also, Harrah's East Chicago Casino and Hotel made $27.0 million in improvements to its facility. The Blue Chip Casino and Hotel, which is less than 40 miles east of Majestic Star, is currently undergoing a $150 million expansion project, which includes a new, larger vessel and a four level parking structure with 950 parking spaces, which will increase their capacity to 3,000 parking spaces. Their pavilion will be expanded by 17,000 square feet and will house a new buffet, entertainment lounge and steak house. The expansion is expected to be completed near the end of 2005. In Black Hawk, Colorado, the Isle of Capri and Colorado Central Station casinos (both owned by Isle of Capri) have undertaken significant remodel and expansion projects. It has been reported that the Isle of Capri is spending $94.0 million to remodel the two facilities, and to add a parking garage and skyway overpass to connect the two properties. Once completed, Isle of Capri and Colorado Central Station will provide significantly enhanced facilities and products in the Black Hawk market, which could increase competition and negatively impact our Black Hawk operations.

      The recent and continued expansion of legalized casino gaming within existing jurisdictions and to new jurisdictions throughout the United States has increased competition faced by us and such competition will continue to increase in the future. Currently, the award of the tenth casino license in Illinois is being challenged by Illinois state officials. Currently there are ten casino licenses authorized in Illinois. Once this matter is resolved, and a new casino operation is allowed to move forward, depending on the location of that casino, it could have a significant impact on the financial performance of our Majestic Star facility. In addition, a Senate committee in the Illinois legislature approved legislation that would allow three casinos - a publicly owned, land-based casino in Chicago and two riverboat casinos, one in Waukegan and another in Chicago's south suburbs. The legislation would also raise limits on existing riverboats from 1,200 gaming positions to 2,000 positions. It is unknown if this legislation will continue to retain its current provisions and become law. However, if it were to become law in its current form or something similar, then the financial impact to our Majestic Star operation could be significant. In Indiana, the IGC authorized the establishment of an eleventh casino operation in Orange County, Indiana, which is located over 250 miles south of Gary, Indiana, the site of Majestic Star. The IGC issued an operating agent contract to Trump Hotels & Casino Resorts ("THCR") to operate a riverboat casino in Orange County, Indiana. Subsequently, THCR dropped its bid on developing a casino in Orange County. Other groups that previously competed for the right to operate the casino are now showing renewed interest. With regard to Mississippi, there are no limits on the number of gaming licenses allowed, and there has been discussion of additional competitors entering the market. However, no development has occurred on any of these projects. In Black Hawk, Colorado, the opening of the new road, Central City Parkway, provides an alternative route to Black Hawk through Central City. As a result of the new route, there has been renewed interest in casino properties in Central City. This renewed interest could take the form of new or expanded casinos, which would compete directly with our Fitzgeralds Black Hawk operation.


      Additionally, if casino gaming were legalized in jurisdictions near our properties, where casino gaming currently is not permitted, we could face additional competition. For example, our casino in Tunica, Mississippi competes for customers from Memphis, Tennessee and Little Rock, Arkansas, where casino gaming activity is currently prohibited. However, in the past, Arkansas voters and the Arkansas legislature have considered various proposals to approve casino gaming in Arkansas or slot machines at certain racetracks. Tennessee passed legislation and commenced a state-sponsored lottery in January 2004. In addition, there have been efforts in the past to open a casino in Memphis, Tennessee. Memphis is a primary feeder market for our Tunica facility. While we believe it unlikely that a casino will open in Memphis, Tennessee, if such an event were to occur or if other casinos should open in our markets or areas that could potentially draw customers from our markets, the Company could experience a material negative impact to its business and financial results.

      We are also subject to the competitive effects of consolidation and acquisitions within the gaming industry. Harrah's Entertainment, Inc. ("Harrah's") completed its acquisition of Horseshoe Gaming Holding Corp. ("Horseshoe") on July 1, 2004. Harrah's and Horseshoe both operate casinos in the northwest Indiana and Tunica markets. Harrah's also signed a definitive agreement on July 14, 2004 to acquire Caesars Entertainment, Inc. ("Caesars"). In connection with the merger, on September 27, 2004, Harrah's agreed to sell Harrah's East Chicago and Harrah's Tunica, and Caesars agreed to sell its Bally's Tunica property to Colony Capital. In addition, MGM Mirage ("MGM") is in the process of acquiring Mandalay Resorts Group. While it is difficult to determine the actual effects of the acquisitions, the acquisitions will allow both companies to expand their database of players and market share significantly and might help them to recognize operating and administrative synergies within both markets. In addition, Colony Capital would invest significantly in Capital expenditures and marketing, thus increasing their presence and competition within our markets.

      Competition requires us to continually make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. Our debt instruments limit our capital expenditures on an annual basis, and our ability to incur additional debt. If we are unable to make adequate expenditures, our competitive position and our results of operations could be materially adversely affected.

EMPLOYEES AND UNIONS

      As of December 31, 2004, we directly employed approximately 2,081 persons. Approximately 4.9% of our workforce is unionized. As of December 31, 2004, Majestic Star and the BHR Joint Venture employed approximately 1,040 people, approximately 180 of whom are represented by a union. At Majestic Star, Hotel Employees Restaurant Employees International Union, Local No. 1, or UNITE HERE represents 64 employees, under a tentative five-year contract that will expire on October 31, 2009. There are also 69 employees at the BHR Joint Venture who are represented by UNITE HERE, Majestic Star and its Joint Venture Partner have begun negotiating a new contract with those employees. While the Company believes that a new labor agreement will be negotiated and executed, at this time it cannot be determined what terms will be contained in the new contract or when the contract will be voted on by the UNITE HERE members. The Seafarers Entertainment and Allied Trades Union represents 20 employees of Majestic Star under a contract that expires August 2007. The United Steelworkers of America union represents 18 full and regular-part time slot mechanics at Majestic Star and is currently negotiating a contract with the Company. An additional 9 employees of the BHR Joint Venture are represented by the International Union of Operating Engineers, Local No. 399 under a contract, which expires in June 2006. As of December 31, 2004,

Fitzgeralds Tunica and Fitzgeralds Black Hawk employed approximately 1,167 and 313 people, respectively, none of whom are represented by a union. Management believes that our overall relations with its employees and unions are good.

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

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

      We utilize a comprehensive integrated marketing campaign to brand Majestic Star as "THE WINNING PLACE TO PLAY(TM)" or "THIS IS MY KIND OF PLACE(TM)" for slot customers from the middle-income segment. We own certain trademarks that are integral to the business and operation of Majestic Star's riverboat gaming facility and the Fitzgeralds Casinos. For Majestic Star, each of the trademarks, "Majestic Star Casino(TM)" (words and design), "Majestic Star(TM)," "Club Majestic(TM)," "Club Majestic Premier(TM)," "Change Your Luck! (TM)" and "We've Got Your Slots(TM)," each are currently registered in the United States Patent and Trademark Office ("PTO"). Applications for registrations have been filed in the PTO for the marks "THE WINNING PLACE TO PLAY" and "THIS IS MY KIND OF PLACE."

      The Fitzgeralds Casinos have developed a national gaming brand by using a consistent Irish Luck theme throughout the casinos, hotel, restaurants and bars at all of its properties. We own proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the Irish Luck theme and gaming activities, including the marks "Fitzgeralds(R)," "Fitz(R)", and "Get Reel Lucky(R)". Following the Fitzgeralds acquisition, and under a license from us, Fitzgeralds Reno, Inc. ("Fitzgeralds Reno"), a subsidiary of Fitzgeralds Gaming Corporation, retained the right to use the name "Fitzgeralds(R)" and certain other marks in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in Northern California, Northern Nevada, Oregon and Washington. In addition, Fitzgeralds Reno may assign the license to the first purchaser of the casino in Reno; however, any other assignment requires our prior written consent. We retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica and Fitzgeralds Black Hawk. In connection with any use of the Fitzgeralds name, the terms of the license require Fitzgeralds Gaming Corporation to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with our current operating standards. In connection with the spin-off of Barden Nevada, we entered into a license with Barden Nevada to allow Barden Nevada the right to use the name "Fitzgeralds(R)" in connection with its operation of that property.

      In connection with that certain Asset Purchase Agreement by and between Barden Colorado Gaming, LLC and Legends Gaming, LLC ("Legends") dated as of July 12, 2004, Majestic Investor Holdings, LLC ("MIH") agreed to enter into a License Agreement with Legends to be effective at the closing of the Asset Purchase Agreement, pursuant to which MIH will grant Legends an exclusive right and license to use and exploit certain trade names, trademarks and service marks (collectively, the "Marks"), solely in connection with the ownership, development, operation, management and promotion of Fitzgeralds Black Hawk, subject to the terms and conditions set forth in the License Agreement. The license will have an initial term of ninety-nine (99) years, and in the event the initial term has not been terminated prior to its expiration, the term will automatically renew for an additional ninety-nine (99) years. Except as otherwise permitted in the License Agreement, Legends may not adopt or use, without MIH's prior written consent, any variation of the Marks and agrees that it will operate and promote Fitzgeralds Black Hawk in accordance with quality standards as defined in the License Agreement. Under certain defined circumstances, Legends will have the right of first refusal to purchase the Marks for fair market value. Legends may also effectuate one assignment of its rights under the License Agreement to any entity that owns and operates Fitzgeralds Black Hawk without the prior consent of MIH. Any further assignments to non-affiliated successor owners of Fitzgeralds Black Hawk may be made only with the prior written consent of MIH.

ENVIRONMENTAL MATTERS

      The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances including but not limited to the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company may incur material liability if contamination is discovered on any of its properties either during the course of future development or in connection with the properties designated for investigation or remediation, as discussed below.

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

      Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified by the EPA and CDPHE for investigation or remediation. The property on which the Fitzgeralds Black Hawk casino is situated was not a historical mining site but rather was the location for a general store. The parking complex for the casino and an adjacent vacant lot, however, are situated near a historical milling area. To date no remediation requirements have been recommended or required with regard to any portion of the property, although test borings would likely be required in connection with any future construction on the expansion parcel of the property. Based on the assessments to date, we are not aware of any environmental problems affecting Fitzgeralds Black Hawk, which are likely to result in material costs to us. No assurance can be given, however, that environmental problems will not subsequently be discovered. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a PRP, and any liability related thereto could have a material adverse effect on us.

      The 170 acres of land (the "Land") acquired by Majestic Star on February 11, 2004 also contains areas with environmental issues. Within the Land, there are areas that have been remediated or are in the process of remediation. The City of Gary has been and continues to be responsible for remediation of all of the Land, and has agreed to indemnify the Company, by assignment through GNC, from and against any liability, obligation or expense, including attorney and consultant fees, arising out of or in connection with the environmental condition of the Land.

FINANCIAL INFORMATION ABOUT SEGMENTS

      For financial information regarding the Company's business segments, see
Note 17 of the Notes to Consolidated Financial Statements.

SEASONALITY

      The gaming operations of the Company's properties are seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties' results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, Majestic Star's operating revenues are expected to be stronger during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Fitzgeralds Black Hawk facilities. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

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

      An owner's initial license expires five years after the effective date of the license (unless earlier terminated or revoked) and may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. While the IGC reserves the right to investigate riverboat licensees at any time it deems necessary, after the expiration of the initial license, each riverboat licensee must undergo a complete reinvestigation every three years. In June 1996, Majestic Star obtained its initial gaming license from the IGC and has renewed it annually since. In June 2001 and 2004, Majestic Star underwent its requisite three-year reinvestigations satisfactorily. Majestic Star's current license will remain valid until June 2005.

      A riverboat owner's license and operating contract entitle the licensee or the operating agent to operate one riverboat. In May 2003, the Riverboat Gambling Act was amended to allow a person to hold up to one hundred percent of up to two individual riverboat's licenses. A transfer fee of $2.0 million is imposed on a riverboat licensee who purchases or otherwise acquires a controlling interest in a second Indiana riverboat's license. If a riverboat licensee or the operating agent is a publicly traded corporation, its articles of incorporation must contain language concerning transfer of ownership, suitability determinations and possible divestiture of ownership.

 The IGC is authorized to conduct investigations into gambling games, the maintenance of equipment, and violations of the Riverboat Gambling Act as it deems necessary. Riverboat licensees and operating agents may be subject to fines, suspension or revocation of its owner's license or operating contract for any conduct that violates the Act, rules promulgated thereunder or that constitutes a fraudulent act.

      Additionally, the IGC is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers. By rules promulgated by the IGC, riverboat licensees, who employ non-licensed individuals in positions requiring licensure or who purchase supplies from a non-licensed entity, may be subject to a disciplinary action.

      A riverboat licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration that is not commercially reasonable or that does not reflect the fair market value of goods and services rendered or received. All contracts are subject to disapproval by the IGC and contracts should reflect the potential for disapproval. The Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat licensees and operating agents must establish goals of expending ten percent of the total dollars spent on goods and services with minority business enterprises and five percent with women business enterprises. Each riverboat licensee is required to submit annually to the IGC a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to minority and women's business enterprises. The IGC may suspend, limit or revoke an owner's gaming license or impose a fine for failure to comply with these statutory requirements. The Company has compiled and submitted unaudited reports for the calendar year ended December 31, 2004, which the Company believes demonstrate it has met these statutory requirements.

      Under IGC regulations, minimum and maximum wagers on games are left to the discretion of the licensee. Wagering is required to be conducted with tokens, chips or electronic cards instead of cash or coins.

      Majestic Star commenced dockside gaming on August 5, 2002. In connection with dockside operations, Indiana imposed a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. By statute enacted in 2003, riverboats had to commence utilization of the graduated tax rate on July 1, 2002, even though dockside operations at Majestic Star did not commence until August 5, 2002. The statute further allowed Indiana riverboats to pay the difference in the tax liability in two installments, one due in 2003 and the second in 2004. Prior to July 1, 2002, Indiana gaming taxes were levied on adjusted gross receipts, as defined by Indiana gaming laws, at the rate of 20%. Starting on August 5, 2002, Indiana also imposed an admissions tax of $3 per turnstile count.

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

      As a condition of continued licensure, Majestic Star must maintain a bond in the amount of $1.0 million to meet general legal and financial obligations to the local community and the State. Majestic Star is currently seeking a waiver from the IGC on the bond requirement. The riverboat licensee and the operating agent must carry insurance in types and amounts as required by the IGC.

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

      Pursuant to legislation adopted in May 2003, the IGC adopted rules to establish and implement a voluntary exclusion program that requires, among other things, (1) that persons who participate in the voluntary exclusion program be included on a list of persons excluded from all Indiana riverboats, (2) that persons who participate in the voluntary exclusion program may not seek re-admittance to Indiana riverboats, (3) Riverboat Licensees and Operating Agents must make reasonable efforts, as determined by the IGC, to cease all direct marketing efforts to a person participating in a voluntary exclusion program, and (4) a Riverboat Licensee or Operating Agent may not cash a check of, or extend credit to, a person participating in the voluntary exclusion program. The voluntary exclusion program does not preclude a Riverboat Licensee or Operating Agent from seeking payment of a debt accrued by a person before entry into the voluntary exclusion program.

      Mississippi Gaming Regulation

      The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations, but primarily are subject to the licensing and/or regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"). The Mississippi Gaming Control Act (the "Mississippi Act") legalized dockside casino gaming in Mississippi. The Mississippi Commission has adopted regulations that provide the framework and requirements for casino operations in Mississippi.

      The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our business, financial condition and results of operations.

      The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the applicable county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution, which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our business, financial condition and results of operations.

      Currently, dockside gaming is permissible in nine of the fourteen eligible counties in the State of Mississippi and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. Fitzgeralds Tunica is located on barges situated in a specially constructed basin near the Mississippi River. In the past, whether basins such as the one in which the Fitzgeralds Tunica casino barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act, and on May 24, 1993, the Mississippi Commission approved the location of the casino barges on the Fitzgeralds Tunica site as legal under the opinion of the Mississippi Attorney General. Since 1993, the Mississippi Commission has issued or renewed licenses to Fitzgeralds Tunica on several separate occasions. We believe that Fitzgeralds Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that our Fitzgeralds Tunica barges are located on navigable waters within the meaning of Mississippi law. If the basin in which our Fitzgeralds Tunica casino barges are presently located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a material adverse effect on us and our business, financial condition and results of operations.

      The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space, which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices. Only persons who are 21 years of age or older may wager on games in the state of Mississippi.

      We and any subsidiary of ours that owns or operates a casino in Mississippi (a "Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. Each of the Company, Majestic Investor, LLC ("Investor"), Majestic Investor Holdings and BDI have registered under the Mississippi Act as either a publicly traded corporation (a "Registered Corporation") or a holding company of Barden Mississippi Gaming, LLC ("Barden Mississippi"), the owner and operator of Fitzgeralds Tunica, a licensee of the Mississippi Commission. BDI, the Company, Investor and Majestic Investor Holdings, as registered holding companies or publicly traded corporations, and Barden Mississippi, as a gaming licensee, are required to submit detailed financial, operating and other reports to the Mississippi Commission and furnish any other information that the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we, any of our related registered holding companies or publicly traded corporations and Barden Mississippi cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a registered holding company or publicly traded corporation without first obtaining licenses and approvals from the Mississippi Commission. While we have received such approvals in connection with the licensing of Barden Mississippi, no assurance can be given that we will continue to receive such approvals in the future.

      Barden Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses, which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi's current gaming license expires in December of 2007. There can be no assurance that any subsequent application for a license will be approved.

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

      None of BDI, the Company, Investor, Investor Holdings or Barden Mississippi may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of our affiliates and us. We have received a waiver of foreign gaming approval from the Mississippi Commission for our gaming operations in Indiana and Colorado. We will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi. There can be no assurance that any such approvals will be obtained.

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

      A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses. The operator and retail gaming licenses for Fitzgeralds Black Hawk were renewed by the Colorado Gaming Commission for a one-year period in September 2004.

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

      In addition, all persons loaning monies, goods, or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission, and at the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested, or to submit to a suitability or background investigation, may result in the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Investigations for suitability, background, or any other reason may delay a license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the rules are void and unenforceable.

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

      The Colorado Act and the rules require licensees to maintain detailed books and records, which accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Gaming Commission, the Colorado Division and other law enforcement authorities. The rules also establish extensive playing procedures, standards, requirements and rules of play for poker, blackjack and slot machines.

      Retail gaming licensees must, in addition, adopt comprehensive internal control procedures governing their limited gaming operations. Such procedures include the areas of accounting, internal fiscal control, surveillance, security, cashier operations, key control, reporting procedures, personnel procedures and fill and drop procedures, among others. Such procedures must be approved in advance by the Colorado Division. Licensees are prohibited from engaging in fraudulent acts which include, among other things, misrepresenting the probabilities of pay out, improperly canceling a bet, conducting limited gaming without a valid license and employing an unlicensed person in a position which requires a licensed employee. Licensees must report to the Colorado Division all licenses and all applications for licenses in foreign jurisdictions.

      With limited exceptions applicable to licensees that are publicly traded entities, no person, including persons who may acquire an interest in a licensee pursuant to a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission.

      The State of Colorado has enacted an annual tax on the adjusted gross proceeds ("AGP") from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. Currently, the gaming tax on AGP ranges between 0.25% and 20%. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. Under the Constitution of the State of Colorado, the Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Since July 1, 1999, the Colorado Commission has set a gaming tax rate of 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million. The tax rates were reaffirmed by the Colorado Gaming Commission on June 17, 2004 for the period July 1, 2004 through June 30, 2005. For the fiscal year starting July 1, 2005, the Colorado Gaming Commission is currently evaluating the tax rates. There is no assurance that the Colorado Gaming Commission will keep tax rates at their current levels.

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

      A violation of the Colorado Act, or any of the rules, is a criminal offense. Persons violating the Colorado Act or the rules may, in addition to any gaming license suspension or revocation, or administrative fine, be subject to criminal prosecution resulting in incarceration, fines or both.

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

      Regulations adopted by the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department and the gaming regulatory authorities in the domestic jurisdictions in which we operate casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. On September 26, 2002 FinCEN implemented the suspicious activity-reporting rule. This reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity.

      In late April 2004, The Treasury Department began an audit of Fitzgeralds Tunica's compliance with the currency transaction and suspicious activity reporting requirements. We feel that this audit is routine in nature and not the result of specific reporting requirement violations. The audit is still in process.

      Compliance with Other Laws and Regulations

      Our operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages.

ITEM 2.  PROPERTIES

      We own and operate three casino properties, located in Gary, Indiana, Tunica County, Mississippi and Black Hawk, Colorado. The 9 1/2% notes and our $80.0 million senior secured credit facility are secured by a lien on substantially all of our subsidiary guarantors' assets, including the real property.

SUMMARY OF PROPERTY INFORMATION

                                                                      FITZGERALDS
                           MAJESTIC STAR     FITZGERALDS TUNICA        BLACK HAWK
                          ---------------    ------------------     -----------------
Date Opened                     June 1996             June 1994              May 1995
Gaming Square Feet                 40,800                38,088                10,253
Slot Machines                       1,574                 1,375                   594
Table Games                            47                    34                     6
Hotel Rooms                            --          435 standard                    --
                                                      72 suites
Amenities                          Buffet                Buffet            Restaurant
                               Food Court           Steak house                   Bar
                               Restaurant           Coffee shop
                                Gift shop                2 bars
                                 Ballroom              Ballroom
                                     Bars             Gift shop
Parking                     2,000 covered           411 covered     392 covered valet
                            2,600 surface         1,264 surface
                                300 valet             120 valet

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

      In July 2004, a former employee of Majestic Star filed a complaint against the M/V Majestic Star in the U.S. District Court, Northern District of Indiana on behalf of himself and a class of other similarly situated employees to obtain a maritime lien for back wages for overtime hours worked while employed with Majestic Star plus all other relief to which they may be entitled under the Fair Labor Standards Act ("FLSA") and the Maritime

Lien Act. On October 1, 2004, the Company moved to dismiss the complaint for insufficiency of service of process under both the Federal Rules of Civil Procedure and the Supplemental Rules of Civil Procedure relating to Maritime claims. On November 10, 2004, the Court denied the Company's Motion to Dismiss for insufficiency of service of process; however, it reserved ruling on whether the complaint was properly served under the Supplemental Rules of Civil Procedure relating to Maritime claims. On November 13, 2004, the plaintiffs moved for leave to amend their complaint to add The Majestic Star Casino, LLC as an additional defendant and on December 3, 2004, moved for leave to file a third amended complaint to add four individuals (all of whom had previously filed consents to join the lawsuit) as plaintiffs to the action and to add a Fair Labor Standards Act claim against the Company. On December 30, 2004, the Company filed a Response in Opposition to Plaintiffs' Motion for Leave to File a Second and Third Amended Complaint and Alternatively to Dismiss the Complaint under Rule 12(b)(1) and 12(b)(6). The plaintiffs have filed an opposition to the Company's motion to dismiss and the Company has filed a reply in response thereto. On January 25, 2005, the Magistrate Judge presiding over the case entered an order granting plaintiffs leave to file their third amended complaint, but did not rule on the Company's motion to dismiss. There could be 23 seamen who qualify for the class. A pretrial conference has been set for April 25, 2005. It is too early to determine the likelihood of an unfavorable outcome to the Company.

      In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The former owner of Fitzgeralds Tunica was dismissed from the case in 2003. On May 6, 2004, the Court awarded the plaintiff $312,000, which sum represents back pay, emotional distress and punitive damages, plus an additional sum for reasonable attorney fees. A notice of appeal has been filed on behalf of Barden Mississippi with the United States District Court of Appeals for the Fifth Circuit and the Company has posted a supersedes bond in the amount of approximately $400,000. All appellate briefs have been filed. There is no set date by which the appeals court is required to issue a decision. Our insurance carrier has agreed to extend coverage over the entire claim except for the amount relating to punitive damages and has agreed to share past and current expenses with the Company. The Company has established a liability of approximately $253,000 representing its best estimate of the amount not covered by insurance for the award, the estimated plaintiff's attorney fees and the Company's attorney fees. The parties are engaged in settlement discussions; however, should they be unable to reach an agreement, the Company will continue to vigorously prosecute its appeal.

      In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Barden Mississippi, alleging violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The litigation is in the discovery phase and the case is currently set for trial beginning August 22, 2005. The Company intends to vigorously defend against this lawsuit; however, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company is a limited liability company and Mr. Barden indirectly holds 100% of our membership interests. There is no established public trading market for the membership interests.

      We did not pay any cash dividends during the past three years, and have no current plan to pay any cash dividends in the near term. We are restricted in our ability to pay dividends under various covenants of our debt agreements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The information required by this item is incorporated herein by reference from the section captioned "Five Year Summary of Selected Financial Data and Related Restatement" set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      - changes in our financial condition that may cause us to not be in compliance with the covenants contained within the Loan and Security Agreement governing the $80.0 million credit facility, which may permit acceleration on the debt obligations outstanding;

      - changes or developments in laws, regulations or taxes in the casino and gaming industry including increases or new taxes imposed on gaming revenues, gaming devices and admission taxes;

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

      - the inability of the Company to find an economically viable project to invest the net proceeds from the sale of our Fitzgeralds Black Hawk asset, and thus (i) requiring the Company to pay down on the $80.0 million credit facility and take a permanent reduction in the $80.0 million credit facility by the amount of the pay down and to make an offer to purchase the Company's 9 1/2% notes with any remaining proceeds or (ii) evaluate other alternatives available to the Company with regard to the sale of the assets of Fitzgeralds Black Hawk.

      - adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the charge in the current year of retroactive property taxes and the requirement that deductions previously taken for taxes paid on gross gaming receipts are disallowed on our member's Indiana state income tax return;

      - the inability to fund capital improvements and development needs from existing operations, available credit, or new financing;

      - other adverse conditions, such as adverse economic conditions in the company's markets, changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular;

      - failure to maintain favorable relationships with employees of the Company including the timely negotiation of fair and economically prudent labor agreements covering employees subject to collective bargaining agreements;

      - risk of our Joint Venture Partner, Trump Indiana, Inc., not making its lease payments when due in connection with the parking facility in Gary, Indiana or failing to fund the Joint Venture;

      -     the disruption to our casino operation due to acts of nature or God;

      - the inability to retain management personnel who are important to our operations and potential delays in identifying and employing candidates to fill vacated positions due to a lack of qualified candidates;

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

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA AND RELATED RESTATEMENT

      The Company has restated the accompanying financial data for the years ended December 31, 2003, 2002, 2001 and 2000 to reflect a revision in classification of certain cash based promotional ("CBP") activities. During the preparation and audit of the financial statements for the year ended December 31, 2004, the Company re-evaluated the accounting treatment of its CBP programs. Periodically, the Company makes various CBP offers to its casino customers. Generally these offers are based upon the rated or tracked play of its customers. These promotions can range in value and timing and are offered at the sole discretion of the Company's management. The Company's CBP activities are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed. The costs related to these CBP programs were previously classified as a casino expense. The restatement affected net revenues and operating expenses, as shown in the accompanying financial statements, but has no impact on consolidated operating income, net income (loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. See
Note 2 of Notes to Consolidated Financial Statements. Amounts appearing in the following table, and in the accompanying analysis of financial condition and results of operations, reflect the restatement for all years presented, as explained in note (1) to the table:

                                                                             For The Years Ended December 31,
                                                                       2003            2002           2001            2000
                                                        2004       Restated (1)    Restated (1)  Restated (1)(2)  Restated (1)
                                                      ---------    ------------    ------------  ---------------  ------------
                                                                                  (in thousands)
STATEMENT OF OPERATIONS DATA:
    Net revenues                                      $ 224,276      $ 212,982       $ 213,254      $ 125,132       $ 113,762
    Cost and expenses                                   200,498        188,669         184,865        111,188         104,900
    Operating income                                     23,778         24,313          28,389         13,944           8,862
    Interest expense, net                               (28,508)       (31,178)        (32,233)       (15,627)        (14,105)
    (Loss) gain on bond redemption                            -        (31,960)             69              -            (382)
    Loss from continuing operations                      (4,932)       (39,011)         (3,958)        (1,831)         (5,750)
    Income (loss) from discontinued operation (3)         9,951         (4,841)          5,274            280               -
    Net income (loss)                                     5,019        (43,852)          1,316         (1,551)         (5,750)

                                                                                  As Of December 31,
                                                        ---------------------------------------------------------------------
                                                        2004 (4)       2003 (5)          2002           2001           2000
                                                        --------       --------        --------       --------       --------
                                                                                    (in thousands)
BALANCE SHEET DATA:
    Cash and cash equivalents                           $ 14,327       $ 22,058        $ 24,548       $ 25,925       $ 16,120
    Restricted cash                                        2,540          1,400           1,250          1,000          2,000
    Assets held for sale                                  30,684              -               -              -              -
    Investment in BHR, net                                27,432         29,734          31,833         33,899         43,924
    Total assets                                         246,376        233,215         275,810        291,076        126,597
    Liabilities related to assets held for sale            2,714              -               -              -              -
    Current liabilities, net of liabilities
        related to assets held for sale                   29,204         33,667          25,458         37,160         21,795
    Long-term debt                                       316,858        301,715         274,527        273,897        128,233
    Total liabilities                                    348,776        335,382         299,985        311,057        150,028
    Member's deficit                                    (102,400)      (102,167)        (24,175)       (19,981)       (23,431)

NOTES:

(1) Amounts have been restated to reflect the correction for cash based promotional programs, as more fully described in Note 2 of Notes to Consolidated Financial Statements. Amounts previously reported for (i) net revenues and (ii) costs and expenses have each been reduced by the following amounts for the respective periods presented (the restatement had no impact on any other previously reported amounts appearing in the above table): $15.2 million (2003), $14.7 million (2002), $5.5 million
      (2001) and $4.2 million (2000).

(2) On December 6, 2001, the Company acquired the Fitzgeralds properties and commenced operations of the Fitzgeralds properties on December 7, 2001. Accordingly, the consolidated results of operations for the year ended December 31, 2001 reflect only 25 days of operating results for the Fitzgeralds properties.

(3) Income (loss) from discontinued operations represents the operating results of Fitzgeralds Black Hawk for which an agreement was executed on July 12, 2004 to sell substantially all the assets of the property, subject to certain liabilities, for all periods presented, and Barden Nevada for the years-ended December 31, 2003, 2002, 2001 and 2000, which was spun off to Barden Development Inc. on December 31, 2003. The loss from discontinued operations for the year ended December 31, 2003 includes a $10.0 million charge resulting from the write-down of the value of Barden Nevada's assets to fair market value concurrent with the spin-off.

(4) Selected balance sheet data at December 31, 2004 includes substantially all the assets and certain liabilities of Fitzgeralds Black Hawk that are being reflected as held for sale. These amounts are reflected in the line items assets held for sale and liabilities related to assets held for sale. The selected balance sheet data as of December 31, 2003, 2002, and 2001 reflect the assets and liabilities of Fitzgeralds Black Hawk as held for use.


(5) Selected balance sheet data at December 31, 2004 and 2003 is exclusive of Barden Nevada, which was spun out to Barden Development, Inc. effective December 31, 2003. The selected balance sheet data as of December 31, 2002 and 2001 reflect the assets and liabilities of Barden Nevada as held for use.

OVERVIEW

The Company

      The Majestic Star Casino, LLC and its subsidiaries (collectively, the "Company"), operate a riverboat gaming facility located in Gary, Indiana ("Majestic Star") and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi" or "Fitzgeralds Tunica") and Black Hawk, Colorado (casino only) ("Barden Colorado" or "Fitzgeralds Black Hawk"). Fitzgeralds Tunica and Fitzgeralds Black Hawk are collectively referred to herein as the "Fitzgeralds Casinos." The Company, for a fee, manages the operations of Barden Nevada Gaming, LLC ("Barden Nevada" or "Fitzgeralds Las Vegas"). On July 12, 2004, the Company entered into an Asset Purchase Agreement ("APA") to sell substantially all the assets, subject to certain liabilities, of Fitzgeralds Black Hawk for $66.0 million. The proceeds of the Fitzgeralds Black Hawk sale are subject to adjustment based upon required capital expenditures and certain levels of working capital as defined in the APA. As a result of the pending sale of Fitzgeralds Black Hawk, the operating results of Fitzgeralds Black Hawk are reflected in discontinued operations for all periods included in our tables and discussions. In addition, Fitzgeralds Las Vegas was spun-out to Barden Development, Inc. ("BDI"), the Company's parent, on December 31, 2003. Because the spin-off of Fitzgeralds Las Vegas occurred on December 31, 2003, the discussion of our historical operating results in this section does not include the financial results of Fitzgeralds Las Vegas except to the extent it is a discontinued operation.

      Majestic Star has been owned and operated by the Company since 1996. On December 6, 2001, the Company acquired the Fitzgeralds Casinos and commenced operations of the Fitzgeralds Casinos on December 7, 2001.

Overall Operating Results

      Our consolidated gross revenues were $259.2 million in 2004 as compared to $243.3 million in 2003, an increase of $15.9 million or 6.5%. The increase is primarily due to our marketing and promotional programs, and focus on providing our casino guests with the newest and most appealing slot machines. We had consolidated net income of $5.0 million in 2004 compared to a consolidated net loss of $43.9 million in 2003. Our increased net income is principally due to our improved gross revenues and lower interest expenses and certain charges incurred in 2003 to refinance substantially all of the Company's debt and the write-down of Barden Nevada assets to fair value prior to the spin-off to BDI.

      The Company derives in excess of 91% of its revenues from its casino operations, comprised of slot machines and table games. Casino revenues are the difference between the amount wagered and the amount paid to customers from gaming activities. Approximately 87% of our casino revenues are from slot machine revenues. Casino revenues are impacted by wagering volumes and the variability of win percentages associated with our casino games. The other principal components of revenues are room revenues from the hotel at Fitzgeralds Tunica and food and beverage revenues at both Majestic Star and Fitzgeralds Tunica. Room revenues are a function of occupancy rate and average daily rate. Food and beverage revenues are similarly affected by the volume of, and the prices charged by us for, food and beverage.

      Our gross revenues are reduced by our promotional allowances. Promotional allowances consist of the retail value of hotel (Fitzgeralds Tunica only), food and beverage and other services and merchandise provided to our customers on a complimentary basis. In addition, we reduce revenues for the cash based payments to customers who are members of our slot clubs and cash-based promotional activities, including cash given to our customers through our direct mail programs.

      The Company's most significant expenses are expenses related to operating the casinos and the rooms (Fitzgeralds Tunica only), and the furnishing of food and beverage to our customers. Casino expenses include rental expenses of slot machines, payroll and benefit expenses, the cost of complimentaries provided to the casino departments for rooms, food and beverage, expenses for supplies, repairs and maintenance and various promotional activities.

      The Company's other significant expenses relate to advertising and promotional expenses, gaming taxes, general and administrative, and depreciation and amortization. Advertising and promotional expenses primarily reflect the costs of media and production, including television, radio, billboards and direct mail, hosting and development of our casino customers, sales, and the payroll and benefits to support these functions. Gaming taxes consist of wagering taxes and admissions taxes paid to the States of Indiana and Mississippi. The Company pays other forms of taxes including, sales and use taxes, payroll taxes, property taxes, franchise taxes, etc. These expenses are included in the expense category most directly related to the tax. General and administrative expenses include insurance, finance, human resources, information technology, facilities, utilities, general housekeeping, wardrobe, professional fees, property taxes, repairs and maintenance, rent and other expenses associated with the parking garage lease with Buffington Harbor Parking Associates ("BHPA"), berthing fees paid to the BHR Joint Venture and the payroll and benefits involved in operating the general and administrative areas.

      Depreciation and amortization expense include depreciation on land improvements, building and building improvements, machinery, and equipment. Amortization includes the amortization of capitalized fees relating to the issuance costs of our 9 1/2% notes, our $80.0 million credit facility and the $16.3 million of unsecured and outstanding 11.653% notes. Prior to our refinancing on October 7, 2003, we also recorded amortization of capitalized fees relating to the issuance of Majestic Star's $130.0 million of 10 7/8% notes, Majestic Investor Holdings $151.8 million of 11.653% notes and the $20.0 million and $15.0 million credit facilities, which previously existed at Majestic Star and Majestic Investor Holdings, respectively. These capitalized fees were written off when substantially all the related debt was purchased in 2003. In addition, Fitzgeralds Tunica is amortizing certain intangible assets that were recognized at its acquisition based on the value of the assets that were acquired. Also, the Company is recognizing a loss for its equity investment in the BHR Joint Venture. After Majestic Star and the Joint Venture Partner reimburse the BHR Joint Venture for all operating losses and the costs of services, meals and beverages provided directly to their customers, the remaining net loss of the BHR Joint Venture results from depreciation expense and loss on disposal of assets associated with the BHR Joint Venture property.

      The events that affected our 2004 results or that may affect future results are listed below and discussed in greater detail in our discussion of operating results and under the section entitled "Factors that May Affect Future Results".

      - Our consolidated casino revenues grew by $15.2 million or 6.8% to $236.1 million for the twelve-month period ended December 31, 2004, as compared to the same period last year. Consolidated casino revenues contributed 91.1% of our total consolidated gross revenues. Majestic Star contributed $13.0 million or 85.7% of our casino revenue growth. In 2004, Majestic Star increased its marketing efforts. The property initiated marketing campaigns to create better awareness in the highly competitive northwest Indiana market. Many of the campaigns were centered around Mike Ditka, former NFL coach and player for the Chicago Bears. Mr. Ditka became a celebrity spokesperson for the property and was featured in different advertising media throughout the Chicago and northwest Indiana area. The property also intensified its direct mail marketing programs and created a new cash back program for its slot customers. Majestic Star will continue to utilize many of its successful marketing programs into 2005.

      - At Fitzgeralds Tunica, casino revenues increased $2.2 million or 2.6% in 2004 from 2003. The Tunica, Mississippi casino market is very competitive and market growth was minimal in 2004. The property was able to generate the increase in casino revenue by continuing to emphasize its direct mail and promotional programs. In addition, in 2004, the property management team emphasized getting rated casino customers into the hotel. As a result of this effort, approximately 66.4% of our hotel rooms were provided on a complimentary basis to rated players. This compares to 40.7% in 2003. In order to maximize profitability and cash flow, the property's management team is focused on cost containment, except where investment is necessary to maintain competitiveness, such as in the acquisition of new slot machine technology, as more fully discussed below.

      - Consolidated promotional allowances increased $4.5 million in 2004 from 2003. Consolidated promotional allowances include the retail value of hotel rooms (Fitzgeralds Tunica only), food, beverage and merchandise provided to our casino customers at no charge. Consolidated promotional allowances also include cash based promotional activities, including those cash based activities related to our slot clubs and direct mail program. The increase in consolidated promotional allowances is principally attributable to a new slot club program at Majestic Star, the increased emphasis on direct mail and the shift of filling more hotel rooms with rated casino players at Fitzgeralds Tunica.

      - Consolidated operating costs and expenses increased $11.8 million in 2004 from 2003. Consolidated casino expenses increased $1.5 million in 2004. The increase is the result of higher gaming volumes and the cost of complimentary services and products provided to our casino customers. Consolidated gaming and economic incentive taxes increased $3.5 million over 2003. Before the $2.1 million adjustment for retroactive gaming taxes in 2003, the increase would have been $5.5 million. The increase in our consolidated gaming and economic incentive taxes is due to our strong growth in casino revenues. Consolidated advertising and promotional expenses increased $1.6 million as a result of the increased marketing efforts at Majestic Star. Consolidated general and administrative expenses increased $3.8 million in 2004 versus 2003. Approximately $1.9 million of the increase relates to a retroactive property tax charge at Majestic Star for the years 2002 and 2003, which was recorded in 2004 based on our estimate of tax amounts that will be ultimately billed by Lake County, Indiana (see Note 15 to Consolidated Financial Statements). Other areas contributing to our increased general and administrative expenses include increased payroll and benefits, greater current year property taxes, principally at Majestic Star, and insurance and regulatory costs. Consolidated depreciation and amortization increased by $1.2 million. Actual depreciation expense increased by $3.0 million as a result of the capital expenditures made in 2004 at our properties. The impact of suspended depreciation and amortization of the assets relating to Fitzgeralds Black Hawk (due to its classification as an asset held for sale) was approximately $1.0 million during the period July 12, 2004 to December 31, 2004. Amortization expense declined by $1.8 million as almost all of the deferred financing costs related to the Company's old debt and credit facilities was written off in October 2003 when the Company refinanced its debt obligations. The current 9 1/2% notes and $80.0 million credit facility were arranged at lower costs than the fees and expenses incurred under the previous debt obligations.

      - Consolidated interest expense declined by $2.7 million in 2004 from 2003 as the Company refinanced substantially all of its previous debt and issued $260.0 million of 9 1/2% notes and drew $28.0 million on its $80.0 million credit facilities to accomplish the refinancing in October 2003. Prior debt obligations included $130.0 million of 10 7/8% notes and $151.8 million of 11.653% notes.

      - Through December 31, 2004, we spent approximately $38.8 million on capital expenditures. While $22.1 million was spent on 170 acres of property adjacent to the Majestic Star and Buffington Harbor facilities, the balance has mainly been spent on improving and enhancing our casino operations. At Fitzgeralds Tunica we implemented a new slot player tracking and marketing system and expanded the casino floor space, which increased slot machine capacity by 90 games, along with remodeling the bathrooms, cage and guest services areas.

      - We continue to purchase the latest slot machine products at all of our properties. In addition, we continue the implementation of TITO at Majestic Star. At this time 1,162, or 71.0%, of Majestic Star's slot machines are equipped with TITO, with the goal of having 88.0% of our slot machines TITO operational by year-end. In addition, the implementation of the new slot player tracking and marketing system at Fitzgeralds Tunica allowed us to begin installing TITO at that property. Currently we have 158 slot machines that operate with TITO with the goal of having 540 slot machines TITO operational by the end of 2005. In February 2005 we invested in new slot player tracking and marketing technology at Fitzgeralds Black Hawk which will allow the property to begin installing TITO. The new slot machines, coupled with TITO technology, should allow our casino guests to play their favorite slot machines with fewer interruptions, thus generating longer playing times on TITO equipped slot machines and allowing us to provide better guest service.

      - The Company also has spent capital dollars in other areas this past year with the primary benefit to improve the guest experience. In February 2004, Fitzgeralds Tunica completed a room remodel project with improvements to approximately 100 of the property's 507 hotel rooms. Within the Majestic Star vessel, construction of the new Don and Mike's Sports Bar was completed and the bar opened in May 2004. The

            Sports Bar offers sports entertainment on 13 flat screen TV's, coupled with a food and beverage operation. The Sports Bar contains 39 slot machines and was constructed in the third floor players' lounge. The new Sports Bar has allowed us to close our first floor snack bar so that we can expand our casino floor and add additional slot machines. Majestic Star has also remodeled the VIP lounge and its high limit table games area known as the Monte Carlo Room.

      - The City of Gary is currently constructing a new road that will provide better access to Majestic Star, Buffington Harbor and the 170 acres of property Majestic Star acquired in February 2004. Road construction costs will be paid from public funds. The first phase of the road construction is expected to be completed in the late spring of 2005.

      - Competition remains intense in all of the markets in which the Company competes. During the third and fourth quarter, the Horseshoe in Hammond, Indiana opened a 2,000 space-parking garage and Harrah's East Chicago completed $27.0 million of improvements to its facilities.

      - Consolidation of larger casino companies could enhance competition in the Company's markets. For example, in the Tunica market, Harrah's completed its acquisition of Horseshoe giving Harrah's two properties in the market. Harrah's then announced that it was going to acquire Caesars which would give Harrah's an additional three properties in the Tunica market. Including Fitzgeralds Tunica, there are currently nine properties in the Tunica market, with Harrah's potentially controlling more than half of the existing properties. Harrah's and Caesars have subsequently announced the sale of two of the Tunica properties to Colony Capital. With Harrah's acquisition of Horseshoe, Harrah's now controls the two market leading casinos in the northwest Indiana market. However, Harrah's has subsequently announced the sale of its Harrah's East Chicago property to Colony Capital. While it is difficult to determine the long-term effects of the acquisitions, the Harrah's organization will have acquired the top competitor in both the Tunica and northwest Indiana markets, will have expanded its database of players and market share significantly, and may be able to recognize operating and administrative synergies within both markets. In addition, Colony Capital could invest significantly in capital expenditures and marketing, thus increasing their presence and competition within our markets.

      - Majestic Star has been assessed $2.6 million, plus interest, by the Indiana Department of Revenue for the tax deductions its member took on its Indiana tax return for taxes paid on adjusted gross gaming revenues. In addition, Barden Development, Inc., the Company's parent and member, has been assessed $1.3 million, plus interest and penalties regarding the same issue. These assessments pertain to the years 1996-2002. Majestic Star, a pass through entity for federal and state income tax purposes, contends that it is not liable for the assessments. The Company has formally protested with the state that it is not liable for the assessments. The Company's debt agreements, however, allow the Company to make distributions to its member for the purposes of the member's income tax liability resulting from the operations of the Company. Should the member ultimately be found liable for additional taxes relating to this matter, the Company will make such permitted distributions. The Company and Barden Development, Inc. are currently reviewing their options with regard to the assessments, and no distributions have been made.

      The information contained above under "Statement on Forward-Looking Information" and the competitive factors set forth in "Item 1. Business", under the caption "Competition," have had and will continue to have an effect on our operations.

RESULTS OF OPERATIONS

    The following table sets forth information derived from the Company's statements of income expressed as a percentage of gross revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

                                                          For the years ended December 31,
                                                                        2003            2002
                                                         2004          Restated        Restated
                                                        -------        --------        --------
OPERATING REVENUES:
  Casino                                                   91.1%           90.8%           90.8%
  Rooms                                                     3.0%            3.3%            3.4%
  Food and beverage                                         4.3%            4.4%            4.5%
  Other                                                     1.6%            1.5%            1.3%
                                                        -------        --------        --------
Gross operating revenues                                  100.0%          100.0%          100.0%
  Less promotional allowances                              13.4%           12.5%           12.3%
                                                        -------        --------        --------
Net operating revenues                                     86.6%           87.5%           87.7%
                                                        -------        --------        --------
OPERATING COSTS AND EXPENSES:
  Casino                                                   22.9%           23.8%           23.6%
  Rooms                                                     0.7%            1.0%            1.1%
  Food and beverage                                         2.0%            1.8%            2.0%
  Other                                                     0.3%            0.2%            0.1%
  Gaming taxes (1)                                         20.5%           20.5%           18.2%
  Advertising and promotion                                 5.4%            5.1%            5.4%
  General and administrative (2)                           15.1%           14.5%           15.1%
  Corporate expenses                                        1.3%            1.4%            1.1%
  Economic incentive - City of Gary                         1.7%            1.7%            1.6%
  Depreciation and amortization                             6.6%            6.5%            6.8%
  Loss on investment in the BHR joint venture               0.9%            1.0%            1.0%
  Loss on sale of assets                                    0.0%            0.0%            0.0%
  Pre-opening expenses                                      0.0%            0.0%            0.0%
                                                        -------        --------        --------
Total operating costs and expenses                         77.4%           77.5%           76.0%
                                                        -------        --------        --------
Operating income                                            9.2%           10.0%           11.7%
                                                        -------        --------        --------

OTHER INCOME (EXPENSES):
  Interest income                                           0.0%            0.0%            0.1%
  Interest expense                                        -11.0%          -12.8%          -13.3%
  Loss on bond redemption                                   0.0%          -13.1%            0.0%
  Other non-operating expense                              -0.1%           -0.1%           -0.1%
                                                        -------        --------        --------
Total other expenses                                      -11.1%          -26.0%          -13.3%
                                                        -------        --------        --------
Loss from continuing operations                            -1.9%          -16.0%           -1.6%
  Income (loss) from discontinued operations                3.8%           -2.0%            2.1%
                                                        -------        --------        --------
Net income (loss)                                           1.9%          -18.0%            0.5%
                                                        =======        ========        ========

(1) Gaming taxes include the $2.1 million (0.9% of gross revenue) retroactive gaming tax charge in the year ended December 31, 2003.

(2) General and administrative expenses for the year ended December 31, 2004 include a $1.9 million (0.7% of gross revenue) retroactive property tax charge.

      The following table provides certain selected financial information from our consolidated statements of operations. Percentage increase (decrease) calculations are derived using the whole numbers rather than the rounded numbers.

                                                               For The
                                                        Twelve Months Ended                         Percentage
                                                            December 31,                      Increase / (Decrease)
                                                --------------------------------------        -----------------------
                                                                2003            2002          2004 v.         2003 v.
                                                 2004         Restated        Restated          2003           2002
                                                -------       --------        --------        -------         -------
                                                           (in millions)
Casino revenues                                 $ 236.1        $ 220.9         $ 220.8            6.9%            0.1%
Room revenues                                       7.7            7.9             8.2           (3.3%)          (2.8%)
Food and beverage revenues                         11.2           10.8            10.9            4.2%           (1.1%)
Other revenues                                      4.2            3.7             3.2           12.6%           13.5%
                                                -------        -------         -------         ------         -------
  Gross operating revenues                        259.2          243.3           243.1            6.5%            0.1%
Less promotional allowances                        34.9           30.3            29.9           14.9%            1.7%
                                                -------        -------         -------         ------         -------
  Net operating revenues                          224.3          213.0           213.2            5.3%           (0.1%)
Operating expenses                                200.5          188.7           184.8            6.3%            2.1%
                                                -------        -------         -------         ------         -------
  Operating income                                 23.8           24.3            28.4           (2.2%)         (14.4%)
Other income (expense)                            (28.7)         (63.3)          (32.4)         (54.7%)          95.8%
                                                -------        -------         -------         ------         -------
  Loss from continuing operations                  (4.9)         (39.0)           (4.0)         (87.4%)         885.6%
Income (loss) from discontinued operation           9.9           (4.9)            5.3         (305.5%)        (191.8%)
                                                -------        -------         -------         ------         -------
  Net income (loss)                                 5.0          (43.9)            1.3         (111.4%)       (3432.8%)
                                                =======        =======         =======         ======         =======

Consolidated

      The following tables provide certain selected segment financial information for each of the Majestic Star, Fitzgeralds Tunica, and Fitzgeralds Black Hawk, as well as Majestic Investor Holdings (an intermediate holding company that owns Fitzgeralds Tunica and Fitzgeralds Black Hawk). All amounts are shown before corporate overhead. Percentage increase (decrease) calculations are derived using the whole numbers rather than the rounded numbers.

Majestic Star

                                                                For The
                                                           Twelve Months Ended                        Percentage
                                                              December 31,                       Increase / (Decrease)
                                                 --------------------------------------        ------------------------
                                                                 2003            2002          2004 v.          2003 v.
                                                  2004         Restated        Restated          2003            2002
                                                 -------       --------        --------        -------          -------
                                                              (in millions)
Casino revenues                                  $ 149.6        $ 136.5         $ 132.6            9.5%            3.0%
Room revenues                                          -              -               -              -               -
Food and beverage revenues                           1.8            1.5             1.6           21.7%           (7.9%)
Other revenues                                       2.9            2.3             2.0           27.0%           17.3%
                                                 -------        -------         -------        -------          -------
  Gross operating revenues                         154.3          140.3           136.2            9.9%            3.1%
Less promotional allowances                         13.2           11.0             8.9           19.8%           23.7%
                                                 -------        -------         -------        -------          -------
  Net operating revenues                           141.1          129.3           127.3            9.1%            1.6%
Operating expenses                                 124.7          112.2           108.0           11.1%            3.9%
                                                 -------        -------         -------        -------          -------
  Operating income                                  16.4           17.1            19.3           (4.3%)         (11.0%)
Other income (expense)                             (26.8)         (27.4)          (14.4)          (2.0%)          90.1%
                                                 -------        -------         -------        -------          -------
  Net (loss) income                              $ (10.4)       $ (10.3)          $ 4.9            1.8%         (311.4%)
                                                 =======        =======         =======        =======          =======

Fitzgeralds Tunica

                                                                For The
                                                           Twelve Months Ended                        Percentage
                                                              December 31,                       Increase / (Decrease)
                                                 --------------------------------------        ------------------------
                                                                 2003            2002          2004 v.          2003 v.
                                                  2004         Restated        Restated          2003            2002
                                                 -------       --------        --------        -------          -------
                                                              (in millions)
Casino revenues                                  $  86.5        $  84.3         $  88.2            2.6%           (4.3%)
Room revenues                                        7.7            8.0             8.2           (3.3%)          (2.8%)
Food and beverage revenues                           9.4            9.3             9.3            1.4%            0.1%
Other revenues                                       1.3            1.4             1.3          (10.6%)           8.0%
                                                 -------        -------         -------        -------          ------
  Gross operating revenues                         104.9          103.0           107.0            1.8%           (3.7%)
Less promotional allowances                         21.7           19.4            21.0           12.1%           (7.7%)
                                                 -------        -------         -------        -------          ------
  Net operating revenues                            83.2           83.6            86.0           (0.5%)          (2.7%)
Operating expenses                                  71.7           70.6            71.1            1.6%           (0.7%)
                                                 -------        -------         -------        -------          ------
  Operating income                                  11.5           13.0            14.9          (11.9%)         (12.3%)
Other income (expense)                                 -              -               -            9.5%          (60.2%)
                                                 -------        -------         -------        -------          ------
  Net income                                     $  11.5        $  13.0         $  14.9          (11.9%)         (12.4%)
                                                 =======        =======         =======        =======          ======

Fitzgeralds Black Hawk (Discontinued Operation and Not Included in Consolidated Selected Financial Information)

                                                                For The
                                                           Twelve Months Ended                        Percentage
                                                              December 31,                       Increase / (Decrease)
                                                 --------------------------------------        ------------------------
                                                                 2003            2002          2004 v.          2003 v.
                                                  2004         Restated        Restated          2003            2002
                                                 -------       --------        --------        -------          -------
                                                              (in millions)
Casino revenues                                  $  38.7        $  34.5         $  36.0           12.3%            (4.4%)
Room revenues                                          -              -               -            0.0%             0.0%
Food and beverage revenues                           2.2            2.0             1.9           10.2%             5.7%
Other revenues                                       0.4            0.3             0.3           54.7%             8.0%
                                                 -------        -------         -------        -------          -------
  Gross operating revenues                          41.3           36.8            38.2           12.5%            (3.8%)
Less promotional allowances                          5.1            4.8             5.1            6.6%            (6.8%)
                                                 -------        -------         -------        -------          -------
  Net operating revenues                            36.2           32.0            33.1           13.3%            (3.3%)
Operating expenses                                  26.2           24.9            25.8            5.7%            (3.8%)
                                                 -------        -------         -------        -------          -------
  Operating income                                  10.0            7.1             7.3           39.8%            (1.8%)
Other income (expense)                                 -              -               -            0.0%          (100.0%)
                                                 -------        -------         -------        -------          -------
  Net income                                     $  10.0        $   7.1         $   7.3           39.5%            (1.9%)
                                                 =======        =======         =======        =======          =======

Majestic Investor Holdings

                                                                For The
                                                           Twelve Months Ended                        Percentage
                                                              December 31,                       Increase / (Decrease)
                                                 --------------------------------------        ------------------------
                                                                                               2004 v.          2003 v.
                                                  2004           2003            2002            2003            2002
                                                 -------       --------        --------        -------          -------
                                                              (in millions)
Casino revenues                                  $     -        $     -         $     -            0.0%             0.0%
Room revenues                                          -              -               -            0.0%             0.0%
Food and beverage revenues                             -              -               -            0.0%             0.0%
Other revenues                                         -              -               -            0.0%             0.0%
                                                 -------        -------         -------        -------          -------
  Gross operating revenues                             -              -               -            0.0%             0.0%
Less promotional allowances                            -              -               -            0.0%             0.0%
                                                 -------        -------         -------        -------          -------
  Net operating revenues                               -              -               -            0.0%             0.0%
Operating expenses                                   0.7            2.4             3.0          (71.1%)          (19.2%)
                                                 -------        -------         -------        -------          -------
  Operating loss                                    (0.7)          (2.4)           (3.0)         (71.1%)          (19.2%)
Other income (expense)                              (1.9)         (35.9)          (18.0)         (94.7%)          100.0%
                                                 -------        -------         -------        -------          -------
  Loss from continuing operations                   (2.6)         (38.3)          (21.0)         (93.3%)           83.2%
Loss from discontinued operation                       -          (10.0)              -         (100.0%)            0.0%
                                                 -------        -------         -------        -------          -------
  Net loss                                       $  (2.6)       $ (48.3)        $ (21.0)         (94.7%)          131.0%
                                                 =======        =======         =======        =======          =======

      The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at Majestic Star, Fitzgeralds Tunica and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

                                                   For The
                                             Twelve Months Ended
                                                 December 31,
                                      -----------------------------------
                                                    2003           2002
                                       2004       Restated       Restated
                                      -----       --------       --------
Casino revenues                        57.7%         56.1%         54.5%
Room revenues                           0.0%          0.0%          0.0%
Food and beverage revenues              0.7%          0.6%          0.7%
Other revenues                          1.1%          0.9%          0.8%
                                      -----         -----          ----
  Gross operating revenues             59.5%         57.6%         56.0%
Less promotional allowances             5.1%          4.5%          3.7%
                                      -----         -----          ----
  Net operating revenues               54.4%         53.1%         52.3%
Operating expenses                     48.1%         46.1%         44.4%
                                      -----         -----          ----
  Operating income                      6.3%          7.0%          7.9%
Other income (expense)                (10.3%)       (11.2%)        (5.9%)
                                      -----         -----          ----
  Net (loss) income                    (4.0%)        (4.2%)         2.0%
                                      =====         =====          ====

Fitzgeralds Tunica

                                                             For The
                                                       Twelve Months Ended
                                                           December 31,
                                                -----------------------------------
                                                              2003           2002
                                                 2004       Restated       Restated
                                                -----       --------       --------
Casino revenues                                  33.4%         34.7%         36.3%
Room revenues                                     3.0%          3.2%          3.4%
Food and beverage revenues                        3.6%          3.8%          3.8%
Other revenues                                    0.5%          0.6%          0.5%
                                                -----         -----          ----
  Gross operating revenues                       40.5%         42.3%         44.0%
Less promotional allowances                       8.4%          7.9%          8.6%
                                                -----         -----          ----
  Net operating revenues                         32.1%         34.4%         35.4%
Operating expenses                               27.7%         29.0%         29.3%
                                                -----         -----          ----
  Operating income                                4.4%          5.4%          6.1%
Other income (expense)                            0.0%          0.0%          0.0%
                                                -----         -----          ----
  Net income                                      4.4%          5.4%          6.1%
                                                =====         =====          ====

Majestic Investor Holdings

                                                             For The
                                                       Twelve Months Ended
                                                           December 31,
                                                -----------------------------------
                                                 2004         2003           2002
                                                -----       --------       --------
Casino revenues                                     -             -             -
Room revenues                                       -             -             -
Food and beverage revenues                          -             -             -
Other revenues                                      -             -             -
                                                -----         -----          ----
  Gross operating revenues                          -             -             -
Less promotional allowances                         -             -             -
                                                -----         -----          ----
  Net operating revenues                            -             -             -
Operating expenses                                0.3%          1.0%          1.2%
                                                -----         -----          ----
  Operating loss                                 (0.3%)        (1.0%)        (1.2%)
Other income (expense)                           (0.7%)       (14.8%)        (7.4%)
                                                -----         -----          ----
  Loss from continuing operations                (1.0%)       (15.8%)        (8.6%)
Loss from discontinued operation                  0.0%         (4.1%)         0.0%
                                                -----         -----          ----
  Net loss                                       (1.0%)       (19.9%)        (8.6%)
                                                =====         =====          ====

2004 compared to 2003

    Consolidated gross revenues in 2004 increased $15.9 million or 6.5% over consolidated gross revenues recorded in 2003. Majestic Star contributed $14.0 million of the increase. Consolidated casino revenues, which comprise approximately 91.1% of our gross revenues, were up $13.0 million at Majestic Star and $2.2 million at Fitzgeralds Tunica. The increase in our consolidated casino revenues represents 95.8% of the increase in our consolidated gross operating revenues.

      Majestic Star accounted for 85.7% of the increase to consolidated casino revenues, which resulted from capital improvements and our strong marketing and promotional efforts at the property in 2004. These efforts include a multimedia advertising campaign featuring former Chicago Bears player and coach, Mike Ditka, as the property's celebrity spokesperson, the re-branding of the property as "THE WINNING PLACE TO PLAY"(TM), the establishment of a new players club loyalty program, the remodeling of the property's VIP lounge and high limit area, the Monte Carlo Room, the opening of Don and Mike's Sports Bar, our acquisitions of the newest and most entertaining slot machines and our continued investment in ticket in ticket out technology ("TITO"). Currently, Majestic Star has 1,162 TITO slot machines in operation (71.0% of the casino floor). The property also expanded the entertainment provided to its casino guests by offering nightly acts on the Star Stage and periodic concerts and events at the Festival Park. Majestic Star's slot coin-in (amounts wagered by customers) increased 7.1% over last year. In addition, table games handle (amounts wagered by customers) is up 15.4% this year. This is primarily the result of raising our table game betting limits and targeted marketing. Our greater volumes, coupled with a higher win percentage in table games, which increased to 16.6% from 15.4%, generated additional slot and table games revenues of $7.6 million and $5.3 million, respectively.

      Fitzgeralds Tunica's increase in casino revenue resulted from greater efforts in direct mail and more emphasis on putting rated casino players in the hotel. The Tunica market is very competitive and growth is nominal. The property's management is focusing on programs that will increase cash flow in a cost effective manner.

      Consolidated promotional allowances increased $4.5 million, or 14.9%, primarily due to a new slot club program at Majestic Star, greater emphasis on cash based direct mail marketing and higher levels of hotel complimentary expenses at Fitzgeralds Tunica (see above discussion). Promotional allowances at Fitzgeralds Tunica increased $2.3 million, or 12.1%. Majestic Star's promotional allowances increased $2.2 million, or 19.8%.

      Total consolidated operating costs and expenses increased $11.8 million, or 6.3%, due primarily to increases in casino expenses of $1.5 million, or 2.6%, gaming and incentive taxes of $3.5 million, or 6.4%, advertising and promotion expenses of $1.6 million, or 13.1%, general and administrative expenses of $3.8 million, or 10.8%, and depreciation and amortization expense of $1.2 million, or 7.8%. Operating costs and expenses at Majestic Star increased $12.5 million before corporate overhead, while operating costs and expenses at Fitzgeralds Tunica increased $0.4 million or 0.6%. At Majestic Investor Holdings, an intermediary holding company formed to purchase the Fitzgeralds Properties and service the 11.653% notes, operating costs and expenses declined $1.7 million or 71.1%. The decline at Majestic Investor Holdings is principally due to the purchase of 89.3% of the outstanding 11.653% notes issued by Majestic Investor Holdings in October 2003. A significant portion of Majestic Investor Holdings operating costs and expenses came from the amortization of capitalized financing costs related to the 11.653% notes. Upon purchase in 2003 of the 11.653% notes by the Company, a significant portion of the remaining capitalized financing costs was written off.

      Consolidated casino expenses had a net increase of $1.5 million to $59.4 million. An increase of $1.8 million in casino expenses at Majestic Star, which was directly related to increased business, was offset slightly by a decrease in casino expenses of $0.3 million at Fitzgeralds Tunica. At Majestic Star, casino expenses were higher due to greater volumes, higher progressive expenses and increased costs of providing complimentary food and beverage services to our casino guests at the food operations within Buffington Harbor.

      Consolidated gaming and incentive taxes increased $3.5 million to $57.5 million. However, the increase would have been $5.5 million had it not been for a retroactive gaming tax assessment in Indiana of $2.1 million during the second quarter of 2003. This $5.5 million increase (exclusive of the effect of the retroactive gaming tax assessment) is because of the increased casino revenues at both Majestic Star and Fitzgeralds Tunica, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $5.1 million increase in gaming and economic incentive taxes (exclusive of the retroactive gaming tax assessment).

      Consolidated advertising and promotion expenses increased $1.6 million to $13.9 million. The increase is attributable to the advertising and promotional activities at Majestic Star. The increased costs at Majestic Star are the result of the new marketing campaigns described earlier and a greater presence in various forms of media. The property has also increased its entertainment. The marketing effort at Majestic Star improved both its identity and competitive position in the northwest Indiana and Chicago markets, and was one of the main reasons for the property's significant casino revenue growth.

      Consolidated general and administrative expenses increased $3.8 million to $39.0 million. Majestic Star comprised $2.6 million of the increase. The most significant item affecting Majestic Star was a $1.9 million increase due to a retroactive real property tax adjustment for the years 2002 and 2003 (see discussion on retroactive property taxes immediately below). Majestic Star also incurred higher current year property taxes for which it is either directly or indirectly responsible, increased payroll and payroll benefits, higher regulatory fees and increased costs associated with the 170 acres of property acquired from Gary New Century, an affiliate, in February 2004, offset by lower costs associated with BHR. Fitzgeralds Tunica recognized greater costs of $1.1 million, which primarily resulted from increased payroll and benefit expenses, higher insurance and claim costs, and greater regulatory costs, professional fees, and utility costs. At Majestic Investor Holdings, a reserve was established for $0.4 as the Company appeals a judgment to a lawsuit against Fitzgeralds Tunica pertaining to certain events relating to the acquisition of Fitzgeralds Tunica from its former owner (see Part I, Item 3. Legal Proceedings).

      The retroactive property tax accruals at Majestic Star discussed above resulted from events beginning in January 2004, when Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana. The valuation assessment was part of a countywide reassessment, which was retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star followed administrative policies of the taxing authorities and paid Lake County an amount equal to 70% of its 2001 property tax liability, and estimated an accrual for the balance due for 2002 and 2003 at December 31, 2003. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April 2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. The Company used the information provided in April to revise its estimate of the amounts due. See
Note 15 to the Notes to Consolidated Financial Statements.

      BHR, the Company's joint venture with Trump, also received a notice of final assessed value of its real property. Similarly Buffington Harbor Parking Associates ("BHPA"), the owner of a parking garage for which Majestic Star is a lessee under an operating lease, received a notice reflecting final assessed values. Majestic Star, through the joint venture agreement and the operating lease agreement, is liable for its portion of BHR's and BHPA's property tax liabilities.

      Based on the assessments and tax rates issued in April 2004, Majestic Star increased its accrual for real property taxes on its vessel and its proportionate share of liability for BHPA and BHR, by $2.2 million for the quarter ended March 31, 2004, but this amount was subsequently adjusted downward by $0.3 million in the third and fourth quarters of 2004 as the Company has changed its estimate for the retroactive tax liability for the year 2003. During 2004, Majestic Star paid the remaining amounts due for its 2002 property tax liabilities. At December 31, 2004, the accrual related to the twelve-month period ended December 31, 2004 and to the fiscal year 2003 for property taxes owed directly or indirectly by Majestic Star is $7.3 million. Majestic Star estimates its 2003 property tax liability at $3.6 million and anticipates paying its 2003 tax bill in 2005.

      Consolidated depreciation and amortization expense increased by $1.2 million to $17.0 million. Majestic Star and Fitzgeralds Tunica recognized increases of $2.0 million and $1.0 million, respectively. The increases are the result of capital expenditures made at both properties. The increases in depreciation expense were offset by a $1.8 million reduction in amortization expense at Majestic Investor Holdings. Amortization expense at Majestic Investor Holdings, in 2003, resulted from the periodic write-off of capitalized financing fees over the life of the 11.653% notes. The majority of these fees were written off in October of 2003, when the Company purchased 89.3% of the 11.653% notes during a refinancing of the Company.

      Consolidated other expenses consist primarily of interest expense and loss on bond redemption. Interest expense declined by $2.7 million, or approximately 8.5%, in 2004 as compared to 2003. The reduced interest expense is the result of refinancing substantially all of the Company's outstanding debt in October 2003. In 2003, the Company recognized a loss on bond redemption of $32.0 million when it redeemed all of Majestic Star's 10 7/8% notes and purchased 89.3% of Majestic Investor Holdings 11.653% notes. There were no bond redemptions in 2004.

      The Company recognized income from discontinued operations of $10.0 million in 2004 and a loss of $4.8 million in 2003. Discontinued operations for 2004 reflect the results of the Company's Black Hawk operation, which is held for sale, while discontinued operations for 2003 reflect the results of both the Black Hawk operation and Fitzgeralds Las Vegas prior to the spin off. Fitzgeralds Black Hawk contributed income from discontinued operations of $10.0 million and $7.2 million, respectively, in 2004 and 2003. Fitzgeralds Las Vegas contributed a loss from discontinued operations of $12.0 million in 2003, which includes a $10.0 million write-down of the assets of Fitzgeralds Las Vegas to fair market value prior to spin-off.

2003 compared to 2002

      Consolidated gross revenues declined $0.2 million or 0.1% to $243.3 million in 2003 from 2002 primarily due to soft economic conditions, competition, remodeling projects at both Majestic Star and Fitzgeralds Tunica, which disrupted our casino floors, the closure for remodeling of food outlets at the Buffington Harbor gaming complex, which impacted Majestic Star's casino operations, and periods of severe weather that impacted our Fitzgeralds Tunica property. Since consolidated casino revenues represents 90.8% of our consolidated gross revenues, the items that impacted our consolidated gross revenues also impacted our consolidated casino revenues. Nevertheless, casino revenues increased at Majestic Star during 2003. Majestic Star's increased casino revenues came primarily from table games, as table games handle increased $19.6 million during 2003. Supporting overall gaming activity at Majestic Star was the opening of the 2,000 space parking garage at Buffington Harbor in May 2002, the implementation of dockside gaming in August 2002 and the provision for around the clock gaming which began in July 2003. At Fitzgeralds Tunica, slot revenues declined $3.1 million and table game revenues declined $700,000, primarily due to lower volumes.

      Total consolidated operating costs and expenses rose $3.8 million or 2.1% to $188.7 million in 2003 from 2002. Exclusive of consolidated gaming and economic incentive taxes, total operating costs and expenses actually declined by $2.1 million or 1.6%. Due to the lack of growth in our revenues, the Company focused on cost containment.

      Higher consolidated gaming and economic incentive taxes in 2003, principally at Majestic Star, contributed to a $6.0 million increase in expense from 2002. The increase is primarily due to the higher tiered tax structure in Indiana imposed in connection with the implementation of dockside gaming in August 2002. The tiered tax structure for the year ended December 31, 2003 resulted in $4.6 million of additional taxes paid by Majestic Star. In addition, Majestic Star took a one-time charge of $2.1 million in June 2003 for "retroactive dockside taxes." (See Note 15 of notes to consolidated financial statements). The increases in gaming taxes at Majestic Star during 2003 were offset by a decrease in gaming taxes at Fitzgeralds Tunica of $0.7 million during 2003 due to lower casino revenues. For a more detailed discussion on the gaming tax structures in the states in which we operate, see "Government Regulations and Licensing."

      Consolidated general and administrative expenses decreased $1.5 million or 4.0% to $35.2 million in 2003 from 2002. The decrease in general and administrative expenses is primarily due to reduced payroll and benefit expenses, lower costs associated with the operations of the BHR Joint Venture, and reduced insurance premiums and bonus expenses. Offsetting these lower expenses was an increase in parking garage lease expenses paid by Majestic Star attributable to a full year of lease payments in 2003 compared to only seven months of payments in 2002, when the garage opened. Parking garage lease expenses were $2.1 million in 2003 compared to $1.0 million in 2002.

     Consolidated depreciation and amortization decreased to $15.8 million in 2003 from $16.6 million in 2002 due principally to the fact that the machinery and equipment at Majestic Star has been fully depreciated. In addition, since our refinancing on October 7, 2003, we are no longer amortizing capitalized financing costs associated with all of the 10 7/8% notes and 89.3% of the 11.653% notes as these costs were written off on such date.

      Consolidated net interest expense for the year ended December 31, 2003 was $31.2 million compared to $32.2 million for the same period in 2002. The decrease of $1.0 million is attributable to the lower interest cost from refinancing our debts in October 2003.

      In October 2003, the Company recognized a loss of $32.0 million from the redemption and retirement of all of its 10 7/8% notes and the purchase of approximately 89.3% of its 11.653% notes. The loss on the retirement of debt is comprised of the premium paid to redeem or purchase and retire the old notes, and the write-off of the unamortized capitalized debt issuance costs and the original issue discount related to the old notes.

      Loss from discontinued operations was $4.9 million during the twelve-month period ended December 31, 2003, which is comprised of a $10.0 million charge related to Investor Holdings' spin-out of Barden Nevada to BDI and a $2.0 million loss from discontinued operations from Fitzgeralds Las Vegas, offset by income from discontinued operations of $7.1 million from Fitzgeralds Blackhawk, exclusive of corporate allocation. This compares to income from discontinued operations of $5.3 million for the twelve-month period ended December 31, 2002, which consists of a $2.0 million loss from discontinued operations from Fitzgeralds Las Vegas, offset by income from discontinued operations of $7.3 million from Fitzgeralds Black Hawk.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility. We generate substantial cash flows from operating activities. For the years ended December 31, 2004 and 2003, we reported cash flows from operating activities of $22.0 million and $32.0 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing our daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the manager agreement. During 2004, we used our line of credit to partially finance capital expenditures, including the acquisition of 170 acres of land, plus associated legal fees and other costs, from an affiliate.

      At December 31, 2004, $41.0 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $16.7 million at December 31, 2004, compared to $22.1 million at December 31, 2003, inclusive of Fitzgeralds Black Hawk for both periods. In 2004, the Company spent $38.8 million for the purchase of 170 acres of property adjacent to Majestic Star and the Buffington Harbor facility discussed above, the remodeling and construction of Don and Mike's Sports Bar, the Monte Carlo Room and VIP lounge all at Majestic Star, the construction of new administration buildings at Majestic Star and Fitzgeralds Tunica, the installation of new slot player tracking and marketing software at Fitzgeralds Tunica, a partial expansion and remodel of our casino floor and remodel of approximately 100 hotel rooms at Fitzgeralds Tunica, gaming and related equipment at all of our properties, and stabilization of a rock wall adjacent to the parking garage at Fitzgeralds Black Hawk. For the year ended December 31, 2003, the Company spent $18.5 million for capital expenditures which consisted principally of remodeling projects at Majestic Star and Fitzgeralds Tunica, new slot machines, conversion to TITO technology, the acquisition of approximately 50 acres of land and a warehouse from an affiliate of ours and the acquisition of a new casino management system and a slot player tracking system at Majestic Star.

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

      While we continue to evaluate potential opportunities to expand our existing casinos or to pursue other growth opportunities, we may not have sufficient funds to finance such strategic projects without additional borrowing. In addition, our existing debt agreements limit our ability to incur additional debt unless we can meet certain financial ratios. The Company has entered into an agreement to sell substantially all the assets subject to certain liabilities of its Black Hawk gaming facility for $66.0 million, subject to adjustments for working capital and capital expenditures. Pursuant to the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility, the Company must (i) invest the net proceeds from the sale in related assets or businesses of the Company or its restricted subsidiaries, or (ii) pay down the current outstanding balance on the $80.0 million credit facility and take a permanent reduction in the $80.0 million credit facility for such amounts paid. To the extent such net proceeds are not used as described in (i) and (ii), the Company is required to make an offer to purchase the 9 1/2 notes. Should the Company identify an asset or business acquisition, there is no guarantee that any additional financing needed by the Company will be available on acceptable terms or at all in order to allow for the investment in such opportunities. In addition, we anticipate that the sale of the assets of Fitzgeralds Black Hawk will generate a gain. The Majestic Star Casino, LLC is a limited liability company and the income and expenses of the Company pass through to its member. Any gain will be included with other income and expenses the Company passes through to its member. The indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility allow for distributions to our member to pay income taxes. Accordingly, not all of the proceeds for the sale may be available to the Company, as a portion may be distributed to the member as allowed by the indenture.

      The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and the Company's member and parent, BDI, in the amount of $3.9 million, plus penalties and interest (as more fully described below) could have a material impact on the Company's liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to its member for tax purposes.

      The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company and thereby require additional investment by the Company in its facilities, gaming devices and marketing efforts. If necessary and to the extent permitted under the indenture governing the 9 1/2% notes, the Company would seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

      On May 4, 2004, the Company entered into Amendment Number One to Loan and Security Agreement ("Amendment") with the lenders to the $80.0 million credit facility. The main item addressed in the Amendment was the definition of EBITDA, which was amended to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to the previously discussed retroactive property tax adjustment at Majestic Star. The modified definition of EBITDA is effective as of December 31, 2003. Without the Amendment, the Company would not have met the required EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement. For the year ended December 31, 2004, the Company was in compliance with all covenants to the $80.0 million credit facility.

      On March 17, 2005, the Company entered into Amendment Number Two to Loan and Security Agreement ("Amendment Two") with the lenders to the $80.0 million credit facility. Amendment Two clarifies that the purchase of the 170 acres of land located adjacent to the Buffington Harbor gaming complex is not a "Capital Expenditure" under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two is effective as of March 1, 2005. The Company spent an additional $16.9 million on capital expenditures, which is in compliance with the covenant, as amended.

      As of December 31, 2004, the Company had $39.0 million available on its $80.0 million credit facility.

INCOME TAX MATTER

      The Majestic Star Casino, LLC has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). On September 7, 2004, the Department assessed Barden Development, Inc., the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for the fiscal year 2003 or for the fiscal year 2004. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation ("Aztar") that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review the Indiana Tax Court's decision and thus the Indiana Tax Court's opinion in the Aztar case is controlling precedent. On October 5, 2004, the

Department sent a letter to the Company indicating that it considers the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Company is a limited liability company and therefore it is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. In addition, the Company will continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in Aztar.

      The Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility allow the Company to make distributions to its member for tax purposes. Accordingly, should the Company's member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member's Deficit. The Company does not intend to make any distributions until it has fully evaluated its options with its member and parent, Barden Development, Inc.

REFINANCING TRANSACTIONS

      On October 7, 2003, the Company consummated the refinancing of substantially all of its debt, including 100% of its 10 7/8% notes and 89.3% of Investor Holding's 11.653% notes. The refinancing was financed with the proceeds of the 9 1/2% notes plus $28.0 million from the $80.0 million credit facility along with cash on hand. In October 2003, the Company recognized a loss of $32.0 million in connection with the refinancing, which is comprised of the premium paid to redeem or purchase and retire the old notes, and the write-off of the capitalized debt issuance costs and of the original issue discount related to the old notes.

      The 9 1/2% notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year, commencing on April 15, 2004. The 9 1/2% notes will mature on October 15, 2010. The 9 1/2% notes are secured by a pledge of our equity interests held by BDI, our equity interests in the subsidiary guarantors, and substantially all of our current and future assets, excluding certain assets.

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

      Concurrent with the closing of the 9 1/2% notes, the Company established an $80.0 million credit facility with Wells Fargo Foothill, Inc., and terminated the two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80.0 million credit facility is secured by a first priority lien on substantially all of the assets of the Company. Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% of Wells Fargo Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (defined in the credit agreement, as earnings before interest, taxes, depreciation and amortization) plus losses that occurred from the early retirement of debt during the three-month period ended December 31, 2003. The Wells Fargo Foothill, Inc. base rate approximates the prime rate. Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity in October 2007. The credit agreement includes restrictive covenants similar to those set forth in the indenture governing the 9 1/2% notes and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and Interest Coverage Ratios, which increase periodically, and an annual limit on capital expenditures.

NEW ACCOUNTING PRINCIPLES

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 151 "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its financial position, results of operations or its cash flows.

 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations or its cash flows.

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

Revenue Recognition -- Casino revenue is the net win from gaming activities, which is the difference between the amount wagered by our gaming patrons and the amount paid out to our patrons as a result of those wagers. Hotel, food and beverage and other revenue are recognized at the time the related service is performed. We deduct from our gross revenues the retail value of hotel rooms, food, beverage and merchandise provided to our casino customers on a complimentary basis. We also deduct from our gross revenues the value of certain cash based promotional activities, including cash earned by customers as part of our slot club programs and cash coupons mailed to our casino customers.

Goodwill and Other Intangible Assets -- We have approximately $4.0 million of goodwill and $5.2 million of other intangibles assets recorded on our balance sheet at December 31, 2004, related to the acquisition of Fitzgeralds Tunica. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets," in January 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of our acquired business. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment -- At December 31, 2004, we have approximately $142.2 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Casino Club Liability - Majestic Star, Fitzgeralds Tunica and Fitzgeralds Black Hawk offer programs whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon each property's redemption history. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance -- The Company maintains accruals for self-insured health and workers compensation programs, which are classified in payroll and related liabilities in the consolidated balance sheets. Management and consultants determine the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

Litigation, Claims and Assessments -- We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

CONTRACTUAL COMMITMENTS

      The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, which include our $80.0 million credit facility at December 31, 2004.

                                                   Payments Due By Year
Contractual Obligations    2005           2006          2007           2008          2009       Thereafter      Total
                        ------------   -----------  ------------  -------------  ------------  ------------  ------------
Long-Term Debt          $          -   $         -  $ 16,290,000  $           -  $          -  $260,000,000  $276,290,000
Credit Facility                    -             -  $ 40,965,000              -             -             -  $ 40,965,000
Operating Leases (1)       2,758,034     2,597,540     2,418,089      2,085,156     1,883,904     2,413,870  $ 14,156,593
Interest on
   Long-Term Debt         26,598,274    26,598,274    26,440,084     24,700,000    24,700,000    21,612,500   150,649,132
   Credit Facility (2)     2,335,005     2,335,005     1,816,115              -             -             -     6,486,125
                        ------------   -----------  ------------  -------------  ------------  ------------  ------------
   Total                $ 31,691,313   $31,530,819  $ 87,929,288  $  26,785,156  $ 26,583,904  $284,026,370  $488,546,850
                        ============   ===========  ============  =============  ============  ============  ============

      (1) The Majestic Star Casino, LLC and Trump Indiana have each entered into parallel operating lease agreements with BHPA. Each of the lease agreements call for The Majestic Star Casino, LLC and Trump Indiana to make monthly lease payments. However, each party is entitled to a credit of 50% of such payment if the other party makes its monthly payment. In the above Contractual Commitments schedule the BHPA operating lease is shown net of the 50% credit.


      (2) Variable rate of 5.7% is based on the current LIBOR rate at December 31, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Significant Leverage

      We have a significant amount of debt. We currently have outstanding $275.9 million of long-term debt, $260.0 million of which is represented by the 9 1/2% notes and $16.3 million ($15.9 million, net of original issue discount) of which is represented by the 11.653% notes issued by Majestic Investor Holdings, LLC in December 2001. We also have an $80.0 million senior secured credit facility, under which $41.0 million is currently outstanding. In addition, the indenture governing the notes permits us to incur additional debt in certain circumstances.

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

Government Regulation and Taxes.

      Government regulations require us to, among other things:

- pay gaming fees and taxes in each state where we operate a casino, including retroactive taxes when and if enacted, such as the $1.9 million retroactive real property tax charge in 2004 and the $2.1 million of retroactive gaming tax charge in 2003, both in Indiana;

- obtain a gaming license in each state where we operate a casino, which we must renew periodically and which may be suspended or revoked if we do not meet detailed regulatory requirements; and

- receive and maintain local licenses to sell alcoholic beverages in our casinos.

      No assurances can be given that any new gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals, will be given or that existing ones will be renewed when they expire.

      The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business or financial results. Further, because the casino industry can provide a significant source of tax revenues, changes in tax laws or the interpretation of existing laws can adversely affect the Company. Certain expanded opportunities for the Company, such as dockside gaming, have been combined with increased taxation. In addition, the Company is challenging certain tax assessments, including those related to the deductibility of gaming tax expense when computing income taxes in Indiana, which if ultimately determined adversely to the Company could have a material adverse effect on our financial results.

Legislation or local referenda on gaming may restrict or adversely impact our operations.

      The casino entertainment industry is subject to political and regulatory uncertainty. In some of the jurisdictions in which we currently operate or from which we attract customers, or in which we may expand, gaming is subject to local referenda and there have been a number of initiatives to ban or expand to new venues gaming in the jurisdictions in which our casinos are located or to expand gaming to new venues competitive with our properties. For example, there have been prior attempts to ban gaming in Mississippi. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations could be negatively impacted.

Economic Factors.

      The economic health of the casino industry is affected by a number of macro economic factors that are beyond our control, including: (i) general economic conditions and economic conditions specific to our primary markets;
(ii) levels of disposable income of casino patrons; (iii) increased transportation costs resulting in decreased travel by patrons; and, (iv) increased energy costs. We believe that one or more of the foregoing economic conditions did have an adverse impact on our results of operation in 2004 and any of these factors could negatively impact our revenues and results of operations in the future.

Political Factors.

      Continuing military action, the prospects of extended military action and the fear of domestic terrorism have resulted in a decline in vacation travel and tourism. The magnitude and duration of these effects is unknown and cannot be predicted. Any decline in vacation travel and tourism could adversely affect our revenues. Continued or even worsening negative market conditions related to any future occurrences of terrorist actions or other destabilizing events, and other actions that perpetuate a climate of war could cause existing and potential customers to delay and cancel travel, convention and vacation plans, could decrease wagering and increase energy or other costs, and as a result could adversely affect our revenues and cash flow in the future.

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

      On November 21, 2004, THCR entered into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Since that time, THCR has been operating as a debtor in possession of its assets and Trump has continued to pay its monthly obligations under both the BHR operating and BHPA lease agreements. However, pursuant to the loan agreement on the BHPA parking garage, Trump was required to have the bankruptcy court allow the assumption of the parking garage lease by Trump within 90 days of filing bankruptcy. Trump failed to have the bankruptcy court approve assumption of the lease. This has created a technical default under the loan agreement. Trump is currently in the process of having the bankruptcy court approve the assumption of the lease and to date the lenders under the BHPA loan agreement have not pursued the remedies for the technical default.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. The Company does not have any financial instruments held for trading or other speculative purposes, does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

      The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month periods ended December 31:

                                                                                                    Fair
Amounts in Thousands                 2005   2006    2007     2008  2009  Thereafter     Total     Value (1)
                                     ----   ----   -------   ----  ----  ----------   --------    ---------

Variable rate  debt:
- Amounts outstanding under the
  senior credit facility, payable at
  LIBOR plus a margin of 3.0%
  to 3.5%, or Wells Fargo
  Foothill Base Rate plus a margin
  of 0.25% to 0.75. The range
  is based on the Company's EBITDA.  $  -   $  -   $40,965   $  -  $  -  $        -   $ 40,965    $ 40,965
Average interest rate (2)                                                                  5.7%
Fixed Rate  Debt:
- $260.0 principal amount of
  9 1/2% Senior Secured Notes
  due 2010                           $  -   $  -   $     -   $  -  $  -  $  260,000   $260,000    $276,094
Average interest rate (2)                                                                  9.5%
- $16.3 million principal amount
  (carrying value $15.9  million,
  net of discount) of 11.653%
  unsecured notes due 2007.          $  -   $  -   $15,893   $  -  $  -  $        -   $ 15,893    $ 15,893
Average  interest rate (2)                                                                11.7%
                                     ----   ----   -------   ----  ----  ----------   --------    --------
                                     $  -   $  -   $56,858   $  -  $  -  $  260,000   $316,858    $332,952
                                     ====   ====   =======   ====  ====  ==========   ========    ========

(1) The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts are based on market quotes.

(2) Based on contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our $80.0 million credit facility. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the $80.0 million credit facility. Borrowings under the $80.0 million credit facility bear interest at a margin above the LIBOR or the Base Rate (each, as defined in the Loan and Security Agreement governing the $80.0 million credit facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The $80.0 million credit facility matures in October 2007.


      The $80.0 million credit facility, along with cash flow from operations, are used to maintain liquidity and fund business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors.

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

      At December 31, 2004, we had outstanding borrowings of $41.0 million under our credit facility.

      We have approximately $260.0 million principal amount of 9 1/2% notes outstanding under the indenture governing the notes and $15.9 million principal amount (net of original issue discount) of the 11.653% notes outstanding. Interest expense on our fixed rate debt instruments are not affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. While our $260.0 million of 9 1/2% notes are not actively traded, we believe, based upon information received from brokers, that our $260.0 million of 9 1/2% notes were priced at 106.19% for a value of $276.1 million at December 31, 2004. The $15.9 million of 11.653% notes to our knowledge are not publicly traded. We believe the fair value of this debt to be $15.9 million since the equity interests and assets of Investor Holdings or its restricted subsidiaries no longer secure these notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 15(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation (which included an assessment of the circumstances relating to the restatement for cash based promotional allowances), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2004.

      NAME            AGE                    POSITION(S)
      ----            ---                    -----------
Don H. Barden          61   Chairman, President and Chief Executive Officer
Michelle R.Sherman     39   Director
Steven J.Lemberg       50   Director
Andrew J. Warhola      78   Director
Jon S. Bennett         44   Vice President and Chief Financial Officer

      Don H. Barden is Chairman, President and Chief Executive Officer of the Company and, since November 1993, Chairman and President of BDI, the manager of the Company, with responsibility for key policy-making functions. Since their formations, Mr. Barden is also President and Chief Executive Officer of Investor and Manager of Investor Holdings; Barden Colorado; Barden Mississippi; and Chairman, President and Chief Executive Officer of Majestic Investor Capital Corp. ("Investor Capital"), Barden Colorado, and Barden Mississippi. Mr. Barden also has served as a director of Investor Capital since its formation. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the past 35 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade. Black Enterprise Magazine named Barden Companies, Inc., a company wholly owned by Mr. Barden and one of our affiliates, "Company of the Year" for 2003. In 2004 Mr. Barden received a Trumpet Award as "Entrepreneur of the Year." The Trumpet Awards recognize the achievements of African-Americans and salutes them for their fortitude and persistence. Further, in 2003, Mr. Barden was recognized as the "Master Entrepreneur" of Eastern Michigan during the Ernst & Young "Entrepreneur of the Year" contest.

      Michelle R. Sherman has been a Director of the Company since July 9, 2004. Ms. Sherman also serves as Vice President, Chief Financial Officer and Treasurer of Barden Companies, Inc ("Barden"). Ms. Sherman has been with Barden for over 11 years, serving Barden in various capacities including accounting, finance administration and business development. Ms. Sherman is an officer in many Barden entities. Ms. Sherman is a licensed Certified Public Accountant in the State of Michigan and has a Master of Science degree in International Finance.

      Steven J. Lemberg has been a Director of the Company since July 9, 2004. Mr. Lemberg also serves as Executive Vice President of Strategic Initiatives for the Company, a position he has held since January 3, 2005. Prior to employment with the Company, Mr. Lemberg was the Chief Executive Officer of a national promotional company. Mr. Lemberg held various positions with that company and its predecessor entities from January 1996 to December 2004, including Chief Operating Officer, Chief Financial Officer, and Executive Vice President of a division of a NYSE-listed company. Mr. Lemberg was also a Tax Partner in the firm Coopers and Lybrand from 1989 to 1996. Mr. Lemberg received a juris doctor degree from the University of Michigan School of Law. He is a Certified Public Accountant and a licensed attorney in the State of Michigan.

      Andrew J. Warhola has been a Director of the Company since July 9, 2004. Mr. Warhola received a bachelor's degree in economics in 1948 and a bachelor of laws degree in 1951 both from the University of Michigan. Mr. Warhola went on to develop a successful law practice in Lorain, Ohio. Mr. Warhola's law firm specialized in real estate, small business, banking and health care. Mr. Warhola has retired from the firm. During Mr. Warhola's career he served as a board member and trustee to various organizations, was active in many community and civic groups and co-founded a radio station.

      Jon S. Bennett has been the Vice President and Chief Financial Officer of the Company since October 2002 with overall responsibility for all aspects of the Company's financial management, accounting and reporting processes. Mr. Bennett is also the Vice President and Chief Financial Officer for Investor, Investor Holdings, The Majestic Star Casino Capital Corp., Investor Capital, Barden Mississippi and Barden Colorado. Prior to Mr. Bennett's appointment as Vice President and Chief Financial Officer, Mr. Bennett was Vice President of Finance and Administration for Barden Mississippi from the acquisition in December 2001 to his promotion in October 2002. Mr. Bennett has held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance and Administration for

Fitzgeralds Tunica from April 1997 to December 2001 and Director of Finance for three Fitzgeralds Gaming Corporation properties located in Reno, Nevada. Mr. Bennett was also Chief Financial Officer for Peppermill Casinos, Inc. from May 1995 to April 1997.

COMPENSATION OF DIRECTORS

      Directors who are not employees of the Company earn a monthly fee of $3,500, plus $1,000 for each Board meeting they attend. Directors are reimbursed for expenses reasonably incurred in connection with their service on the Board.

CODE OF ETHICS

      We have adopted a Code of Ethics that applies to our Directors, Chief Executive Officer and Chief Financial Officer and any other person performing similar functions. The failure of any of these persons to comply with the Code of Ethics may result in disciplinary action, up to and including termination of employment. This Code of Ethics has been posted to our website at www.majesticstar.com and www.fitzgeralds.com.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth all compensation earned for services performed for The Majestic Star Casino, LLC, and its subsidiaries, during the years shown below by our Chief Executive Officer and our other current and past executive officers during 2004. All compensation is paid by The Majestic Star Casino, LLC.

                                                ANNUAL COMPENSATION
                                                --------------------    ALL OTHER
       NAME AND POSITION                 YEAR    SALARY      BONUS     COMPENSATION
       -----------------                 ----   --------   ---------   ------------
Don H. Barden (1)                        2004   $425,000   $       -   $    176,426
Chairman, President and                  2003    390,096           -        169,742
Chief Executive Officer                  2002    370,000           -        124,533

Michael E. Kelly (2)                     2004   $386,171   $ 187,325   $     19,518
Executive Vice President                 2003    400,000     271,498         23,892
Chief Operating Officer and Secretary    2002    423,077     292,570         72,370

Jon. S. Bennett (3)                      2004   $250,017   $  50,000   $     41,784
Vice President and                       2003    256,731      25,000         68,164
Chief Financial Officer                  2002    212,716      43,000          3,433

(1) For the years 2004 and 2003, the amounts reflected in "All Other Compensation" for Mr. Barden represent life insurance premiums paid by the Company of $129,368 and $123,435, respectively, and an auto allowance of $47,058 and $46,307, respectively. For the year 2002, "All Other Compensation" reflects life insurance premiums paid by the Company of $124,533.

(2) For the year 2004, Mr. Kelly's salary includes the payment of $49,231 of unused vacation relating to 2004 and 2003. For the year 2004, the amounts reflected in "All Other Compensation" for Mr. Kelly represent life insurance premiums paid by the Company of $1,160, an auto allowance of $8,685, reimbursement for unreimbursed medical plan expenditures of $5,173 and $4,500 for a 401(k) match for which Mr. Kelly was fully vested. For the year 2003, the amounts reflected in "All Other Compensation" for Mr. Kelly represent life insurance premiums paid by the Company of $670, an auto allowance of $13,722, reimbursement for unreimbursed medical plan expenditures of $5,000 and $4,500 for a 401(k) match. Mr. Kelly's salary in 2002 includes $23,077 for unused vacation for 2001. The amounts in "All Other Compensation" for Mr. Kelly in 2002 includes a 401(k) match of $12,900, reimbursement of $5,000 for unreimbursed medical plan expenditures, $38,511 for relocation expenses, $12,635 for an automobile allowance, and $3,324 of life insurance premiums paid by the Company on Mr. Kelly's behalf. Bonuses reflected in the Executive Compensation Schedule are for the year earned. Mr. Kelly resigned his employment in August 2004.

(3) For the year 2004, the amounts shown in "All Other Compensation" reflect $36,090 of taxable relocation and housing allowance costs, a 401(k) match of $4,500 for which Mr. Bennett is fully vested, $1,140 of life insurance premiums paid by the Company on Mr. Bennett's behalf and reimbursement for unreimbursed medical plan expenditures of $54. For the year 2003, Mr. Bennett's salary includes the payment of $6,731 of unused vacation relating to 2002 while Mr. Bennett was the Vice President of Finance and Administration at Barden Mississippi. The amounts shown in "All Other Compensation" reflect $58,569 of taxable relocation and housing allowance costs, reimbursement of $5,000 for unreimbursed medical plan expenditures, a 401(k) match of $4,500 and $95 of life insurance premiums paid by the Company on Mr. Bennett's behalf. The amount in "All Other Compensation" for Mr. Bennett in 2002 includes a 401(k) match of $3,433. Bonuses reflected in the Executive Compensation Schedule are for the year earned, not paid.

EMPLOYMENT AGREEMENTS

      Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $600,000 as an employee, pursuant to a letter agreement with the Company dated October 22, 2001, as amended January 1, 2005. The Company pays life insurance premiums on policies with a value of $5.0 million and provides Mr. Barden with an auto allowance.

      Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to an employment agreement with the Company dated October 21, 2002, as amended December 20, 2004. Under this agreement, Mr. Bennett's period of employment was extended until January 20, 2006 at a base compensation of $275,000 effective January 1, 2005, subject to annual reviews. Mr. Bennett can also earn bonuses subject to the discretion of the President and Chief Executive Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Company's 401(k) plan. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement.

      Mr. Lemberg serves as a Board member and, effective January 3, 2005, joined the Company as Executive Vice President of Strategic Initiatives pursuant to an employment agreement dated December 17, 2004. Unless sooner terminated as provided therein, the agreement continues in effect for two years. Thereafter, the term automatically extends for successive one year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $300,000 and participation in the Company's discretionary bonus program. Mr. Lemberg is also entitled to participate in the Company's employee benefits plans as are generally made available to the Company's senior executives and is entitled to reimbursement of business expenses. If the Company terminates Mr. Lemberg without "cause," if Mr. Lemberg terminates his employment for "good reason" (as each such term is defined in the agreement) or if the Company fails to renew the agreement, Mr. Lemberg is entitled to continued base salary for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months. Mr. Lemberg agreed not to compete with the Company for a period of nine months following termination of his employment for any reason in the State of Nevada or within 150 miles of any location at which the Company or any of its affiliates (including its parent, subsidiaries and joint ventures) conducts or proposes to conduct gaming operations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee was formed in July 2004 with Andrew J. Warhola (Chairman), Steven J. Lemberg and Michelle R. Sherman as members. During 2004, Messrs. Warhola and Lemberg were independent directors and none of the members were employees or former employees of the Company or its subsidiaries. Ms. Sherman is an officer of the Company's parent, Barden Development, Inc. Effective January 3, 2005, the Company employed Mr. Lemberg as Executive Vice President of Strategic Initiatives and Mr. Lemberg resigned from the Compensation Committee effective December 31, 2004.

COMPENSATION COMMITTEE

      The Compensation Committee (the "Committee") is responsible for establishing, monitoring and implementing the policies that govern compensation programs for the Company's executives and key management. The Committee reviews compensation policies and procedures with management and makes recommendations to the Board of Directors and determines the compensation for the Chief Executive Officer ("CEO"). The CEO establishes the compensation of the other executive officers of the Company after consultation with the Committee using the parameters set by the Committee.

      The primary goal of the Committee is to ensure that the Company's compensation programs 1) effectively attract and retain executives and key management; 2) establish and implement policies and procedures in a fair and equitable manner; and 3) are consistent with the employee's individual performance and the performance of the Company as a whole. The ranges for compensation of the executive officers, including the CEO, and key management are generally set at levels that the Committee believes to be competitive with other gaming companies. For the purpose of comparing the compensation programs of other gaming companies, the Committee reviews various relevant factors, including size and structure, the composition of the Company's properties, the market in which they operate, the structure of their compensation programs and the availability of public compensation information.

      Base salary, performance bonuses and other fringe benefits are the primary elements of the Company's executive compensation program. The Committee sets salary ranges for the Company's executives and key management at levels it believes to be competitive with gaming companies of similar size and in similar markets. Annual salaries are established based upon available market data, employee's length of service, employee contribution to the overall goals and performance of the Company. Annual salaries of executives and key management are reviewed from time to time and adjustments are made where necessary to remain competitive with gaming companies of similar size and structure.

      Performance bonuses are discretionary and are determined based on the individual's overall performance for that year, their contribution to the goals of the Company and, with the exception of corporate personnel, the financial performance of their applicable property. Bonuses are paid after the CEO and management have assessed the Company's year-end financial results.

      The Committee establishes the CEO's compensation and considers multiple factors in making such determination. The CEO is the Chairman, President, founder and 100% owner of the Company. He created the long-term vision for the Company and continues to successfully implement strategies that contribute to the growth of the Company; he is positively recognized by the business and financial community as the driving force behind the growth and continued success of the Company. The CEO's overall compensation includes his annual salary and other fringe benefits. As a result of a review of CEO compensation for gaming companies of similar size and structure, the CEO received an increase in his base salary, effective January 1, 2005. The CEO currently does not and has not historically participated in the Company's bonus program.

COMPENSATION COMMITTEE:  ANDREW J. WARHOLA
                         MICHELLE R. SHERMAN

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

                                    THE
                          THE     MAJESTIC             MAJESTIC   MAJESTIC    BARDEN        BARDEN
                       MAJESTIC     STAR    MAJESTIC   INVESTOR   INVESTOR  MISSISSIPPI    COLORADO
NAME AND ADDRESS OF      STAR     CAPITAL   INVESTOR,  HOLDINGS,  CAPITAL     GAMING,       GAMING,
BENEFICIAL OWNER         LLC        CORP.      LLC        LLC       CORP.      LLC            LLC
-------------------    --------   --------  ---------  ---------  --------  -----------   -----------
Don H. Barden          100%(1)    100%(2)   100%(3)    100%(4)    100%(5)    100%(6)       100%(7)(8)
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

(8) On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets, subject to certain liabilities, of Fitzgeralds Black Hawk for a purchase price of $66.0 million, which purchase price will be subject to adjustments based on working capital and certain capital expenditures made as of the closing date (see
      Note 7 to the Notes to Consolidated Financial Statements for additional information).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO RELATED PARTIES

      In January 2002, the Company made a $200,000 employee loan to Mr. Michael Kelly, Executive Vice President and Chief Operating Officer of the Company. This loan bore no interest and was due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000 in accordance with the loan agreement. In August 2004, Mr. Kelly left the Company's employment. Mr. Kelly paid the remaining $66,000 due on the loan as a deduction from the compensation owed to him at his departure.

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

      During the year ended December 31, 2004, Majestic Star made distributions totaling $5.3 million to BDI pursuant to the Manager Agreement. In January 2005, the Company made a distribution of $1.3 pursuant to the Manager Agreement for the three months ended December 31, 2004.

      Prior to October 7, 2003, Majestic Star and Investor Holdings made manager distributions as governed by the requirements of Majestic Star's 10 7/8% notes and Investor Holdings' 11.653% notes. Manager distributions for 2003 and 2002 were $5.0 million and $5.5 million, respectively.

      In April 2003, the Company, as authorized by the indentures governing the 10 7/8% notes and the 11.653% notes, made income tax distributions totaling $1.0 million to its member.

      During the years ended December 31, 2004, 2003 and 2002, we incurred rent expense payable to BHPA totaling $2.2 million, $2.1 million and $1.0 million, respectively. As of December 31, 2004 and 2003, our accrued rent payable to BHPA was $1.1 million and $0.7 million, respectively.

MANAGER AGREEMENT

      On October 7, 2003, concurrent with the consummation of the offering of the 9 1/2% notes, we entered into a Manager Agreement (the "new Manager Agreement") with BDI. Distributions to BDI under the new Manager Agreement are limited by the terms of the indenture governing the 9 1/2% notes and by the terms of the $80.0 million credit facility. The distributions for each fiscal quarter may not exceed 1% of consolidated net revenue and 5% of our consolidated cash flow (as defined in the indenture governing the 9 1/2% notes and the $80.0 million credit facility) for the immediately preceding fiscal quarter.

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

BARDEN NEVADA EXPENSE SHARING AGREEMENT

      Concurrent with the consummation of the offering of the 9 1/2% notes, we entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to us in the amount of the greater of (i) $500,000 per year or (ii) the actual amount of certain specified expenses incurred by us in connection with providing management services to Barden Nevada. For the twelve months ended December 31, 2004, the Company charged Barden Nevada $1.1 million pursuant to the expense sharing agreement.

NAMING RIGHTS AGREEMENT

      Gary New Century, LLC ("GNC"), a company wholly owned by Mr. Barden, intended to develop an outdoor amphitheater on property it owned adjacent to Majestic Star. The Company entered into a Naming Rights Agreement with GNC effective in October 2001. Pursuant to the Naming Rights Agreement, GNC agreed to use the name "The Majestic Star Amphitheater" as the name of the amphitheater and the Company paid GNC $1.5 million during 2001 for such rights. The initial term of the Naming Rights Agreement was three years commencing on the opening of the amphitheater. The Naming Rights Agreement was terminated in connection with the acquisition of the GNC Land, and the Company received a credit of $1.5 million against the purchase price of the GNC Land at closing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


      PricewaterhouseCoopers LLP ("PwC") acted as our independent registered public accounting firm during 2004, 2003 and 2002. Below is a breakdown of the fees paid to them.


AUDIT FEES

      The aggregate fees billed by PwC for professional services rendered for audit services in fiscal years 2004 and 2003 were $364,023 and $459,980, respectively. Services performed included:

- Audit of the Company's annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

-     Reviews of the Company's quarterly financial statements.

- Statutory and regulatory audits, consents and other services related to Security and Exchange Commission ("SEC") matters.

AUDIT-RELATED FEES

      There were no fees billed by PwC for audit-related services in fiscal years 2004 and 2003.



TAX FEES

      The aggregate fees billed by PwC for professional services rendered for tax-related services in fiscal years 2004 and 2003 were $40,620 and $45,500, respectively. These fees were associated with federal and state tax compliance, tax advice, tax planning and tax return preparation.

ALL OTHER FEES

      The aggregate fees billed by PwC for professional services rendered for engagements other than Audit Fees, Audit-Related Fees and Tax Fees were $43,055 and $8,596 in fiscal years 2004 and 2003, respectively. These fees related to 401(k) plan audits and health plan Form 5500 Filings.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.    Financial Statements as listed on Page F-1.

      2.    Financial Statement Schedule as listed on Page F-1.

      3. Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)   The exhibits included as part of this report are listed in the attached
      Exhibit Index on Page E-1, which is incorporated herein by reference.

(c) The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

THE MAJESTIC STAR CASINO, LLC             THE MAJESTIC STAR CASINO CAPITAL
                                          CORP.

By: /s/ Don H. Barden                     By: /s/ Don H. Barden
    -------------------------------           --------------------------------
    Don H. Barden                             Don H. Barden
    Chairman, President and Chief             President and Chief Executive
    Executive Officer                         Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 2005 on behalf of the Registrant and in the capacities indicated.

                         THE MAJESTIC STAR CASINO, LLC


        SIGNATURE                                   TITLE

/s/ Don H. Barden                   Chairman, President and Chief Executive
----------------------------        Officer (Principal Executive Officer)
Don H. Barden

/s/ Jon S. Bennett                  Vice President and Chief Financial Officer
----------------------------        (Principal Financial and Accounting Officer)
Jon S. Bennett

/s/ Steven J. Lemberg               Director
----------------------------
Steven J. Lemberg

/s/ Michelle R. Sherman             Director
----------------------------
Michelle R. Sherman

/s/ Andrew J. Warhola               Director
----------------------------
Andrew J. Warhola




                     THE MAJESTIC STAR CASINO CAPITAL CORP.


        SIGNATURE                                   TITLE

/s/ Don H. Barden                   President and Chief Executive Officer
----------------------------         (Principal Executive Officer )
Don H. Barden

/s/ Jon S. Bennett                  Vice President and Chief Financial Officer
----------------------------        (Principal Financial and Accounting Officer)
Jon S. Bennett

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

EXHIBIT NO.                      DESCRIPTION OF EXHIBITS
   2.1         Assignment of Interest by Barden Development, Inc. and Majestic
               Investor Holdings, LLC dated as of December 31, 2003 (filed as
               Exhibit 2.1 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2003)

   2.2         Asset Purchase Agreement dated July 12, 2004 between Legends
               Gaming, LLC and Barden Colorado Gaming, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 12, 2004)

   2.2.1       Amendment No. 1 dated February 1, 2005 to Asset Purchase
               Agreement dated July 12, 2004 by and between Legends Gaming, LLC and Barden Colorado Gaming, LLC

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

   3.2.1 First Amendment of Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, dated as of June 18, 1999
               (filed as Exhibit 3.3 to the Company's Registration Statement,
               No. 333-85089)

   3.3         Articles of Incorporation of The Majestic Star Casino Capital
               Corp. (filed as Exhibit 3.4 to the Company's Registration
               Statement, No. 333-85089)

   3.4         Bylaws of The Majestic Star Casino Capital Corp. (filed as
               Exhibit 3.5 to the Company's Registration Statement, No.
               333-85089)

   4.1         Indenture, dated as of October 7, 2003, among The Majestic Star
               Casino, LLC and Majestic Star Casino Capital Corp., as issuers, and the subsidiary guarantors, as subsidiary guarantors and The
               Bank of New York, as trustee (filed as Exhibit 4.1 to the Company's Registration Statement, No. 333-110993)

   4.2 Supplemental Indenture, dated as of September 25, 2003, by and among Majestic Investor Holdings, Majestic Investor Capital Corp.
               and The Bank of New York, (filed as Exhibit 4.4 to the Company's
               Registration Statement, No. 333-110993)

   4.3         Intercreditor Agreement, dated as of October 7, 2003, between The
               Bank of New York and Wells Fargo Foothill, Inc. (filed as Exhibit
               4.6 to the Company's Registration Statement, No. 333-110993)

   10.1 Loan and Security Agreement dated as of October 7, 2003, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells
               Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the
               Company's Registration Statement, No. 333-110993)

   10.1.1      Amendment Number One to Loan and Security Agreement dated as of
               May 4, 2004 by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004)

   10.1.2      Amendment Number Two to Loan and Security Agreement dated as of
               March 1, 2005 by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 22, 2005)

   10.2* Letter Agreement dated as of January 1, 2005 between Don H. Barden and The Majestic Star Casino, LLC

   10.3* Employment Agreement, dated October 21, 2002, between Jon Bennett and The Majestic Star Casino, LLC (filed as Exhibit 10.4 to the
               Company's Registration Statement, No. 333-110993)

   10.3.1*     Amendment to Employment Agreement dated December 20, 2004 between
               Jon Scott Bennett and The Majestic Star Casino, LLC (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated
               December 22, 2004)

   10.4*       Employment Agreement dated as of December 17, 2004 between Steven
               J. Lemberg and The Majestic Star Casino, LLC

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

   10.8.1      Second Amendment to The First Amended and Restated Operating
               Agreement of Buffington Harbor Riverboats, LLC (filed as Exhibit
               10.12 to the Company's Registration Statement, No. 333-110993)

   10.9        Development Agreement, dated March 26, 1996, by and between the
               Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company's Registration Statement, No. 333-06489)

   10.10       Parking Lease dated as of June 19, 2001 by and between Buffington
               Harbor Parking Associates, LLC and The Majestic Star Casino, LLC
               (filed as Exhibit 10 to the Company's Quarterly Report on Form
               10-Q for the period ended September 30, 2001)

   21          List of Subsidiaries of The Majestic Star Casino, LLC (filed as
               Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

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

   32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

* Identifies current management contracts or compensatory plans or arrangements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm                                                        F- 2
Consolidated Balance Sheets as of December 31, 2004 and 2003                                                   F- 3
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002                     F- 4
Consolidated Statements of Changes in Member's Deficit for the years ended December 31, 2004, 2003 and 2002    F- 5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002                     F- 6
Notes to Consolidated Financial Statements                                                                     F- 8
Schedule II- Valuation and Qualifying Accounts                                                                 F-37

BUFFINGTON HARBOR RIVERBOATS, LLC (1)
Report of Independent Auditors                                                                                 F-38
Balance Sheets as of December 31, 2004 and 2003                                                                F-39
Statements of Operations for the years ended December 31, 2004, 2003 and 2002                                  F-40
Statements of Members' Capital for the years ended December 31, 2004, 2003 and 2002                            F-41
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002                                  F-42
Notes to Financial Statements                                                                                  F-43

(1) The financial statements of Buffington Harbor Riverboats, LLC are included in this 10-K in order to comply with Rule 3-09 of Regulation S-X.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of The Majestic Star Casino, LLC and its subsidiaries (a wholly owned subsidiary of Barden Development, Inc.) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing on page F-1 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

      As more fully described in Note 2 (Restatement), the Company has restated its 2003 and 2002 consolidated financial statements to reflect a revision in classification for cash-based promotional programs.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 17, 2005

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              -----------------------------
                                                                  2004             2003
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  14,327,452   $  22,058,016
  Restricted cash                                                 2,540,008       1,400,000
  Accounts receivable, less allowance for doubtful accounts of
    $617,040 (2004) and $258,546 (2003)                           2,064,981       2,212,546
  Inventories                                                       520,485         707,685
  Prepaid expenses                                                2,212,396       2,126,583
  Receivable from affiliate                                         715,216         210,135
  Note receivables due from related parties                               -         133,000
  Assets held for sale                                           30,683,526               -
                                                              -------------   -------------
    Total current assets                                         53,064,064      28,847,965
                                                              -------------   -------------

Property, equipment and improvements, net                       142,181,216     142,167,931
Intangible assets, net                                            5,229,904       9,249,247
Goodwill                                                          3,997,904       5,922,398

Other assets:
  Deferred financing costs, net of accumulated amortization of
    $1,767,700 (2004) and $552,079 (2003)                         5,361,723       6,289,187
  Investment in Buffington Harbor Riverboats, L.L.C              27,432,270      29,733,593
  Other assets                                                    9,109,383      11,004,457
                                                              -------------   -------------
    Total other assets                                           41,903,376      47,027,237
                                                              -------------   -------------

Total assets                                                  $ 246,376,464   $ 233,214,778
                                                              =============   =============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
  Accounts payable                                            $   1,751,530   $   6,387,955
  Payable to related party                                                -             247
  Accrued liabilities:
    Payroll and related                                           6,303,165       6,487,107
    Interest                                                      5,523,719       6,023,703
    Property and franchise taxes                                  5,329,172       3,849,464
    Other accrued liabilities                                    10,296,594      10,917,933
  Liabilities related to assets held for sale                     2,713,847               -
                                                              -------------   -------------
    Total current liabilities                                    31,918,027      33,666,409
                                                              -------------   -------------

Long-term debt                                                  316,857,960     301,715,324
                                                              -------------   -------------

Total liabilities                                               348,775,987     335,381,733
                                                              -------------   -------------

Commitments and contingencies

Member's deficit                                               (102,399,523)   (102,166,955)
                                                              -------------   -------------

Total liabilities and member's deficit                        $ 246,376,464   $ 233,214,778
                                                              =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For The Years Ended
                                                                                          December 31,
                                                                          ---------------------------------------------
                                                                               2004           2003            2002
                                                                                           (Restated,      (Restated,
                                                                                           See Note 2)     See Note 2)
                                                                          -------------   -------------   -------------
OPERATING REVENUES:
  Casino                                                                  $ 236,093,555   $ 220,932,784   $ 220,800,005
  Rooms                                                                       7,673,287       7,932,811       8,160,611
  Food and beverage                                                          11,237,430      10,781,929      10,903,317
  Other                                                                       4,160,416       3,695,873       3,255,651
                                                                          -------------   -------------   -------------
    Gross revenues                                                          259,164,688     243,343,397     243,119,584
Less promotional allowances                                                  34,888,831      30,361,144      29,865,472
                                                                          -------------   -------------   -------------
    Net operating revenues                                                  224,275,857     212,982,253     213,254,112
                                                                          -------------   -------------   -------------

OPERATING COSTS AND EXPENSES:
  Casino                                                                     59,414,813      57,925,536      57,372,561
  Rooms                                                                       1,784,333       2,552,127       2,684,354
  Food and beverage                                                           5,142,378       4,401,352       4,753,201
  Other                                                                         888,600         468,512         338,510
  Gaming taxes                                                               53,014,290      49,946,481      44,117,667
  Advertising and promotion                                                  13,907,686      12,299,196      13,137,224
  General and administrative                                                 39,045,937      35,240,662      36,711,236
  Corporate expense                                                           3,399,281       3,456,161       2,759,744
  Economic incentive - City of Gary                                           4,494,170       4,103,010       3,980,501
  Depreciation and amortization                                              16,991,342      15,759,122      16,587,368
  Equity in loss of joint venture - Buffington Harbor Riverboats, LLC         2,465,612       2,395,436       2,424,392
  (Gain) loss on disposal of assets                                             (49,995)        121,358         (15,392)
  Pre-opening expenses                                                                -               -          13,391
                                                                          -------------   -------------   -------------
    Total operating costs and expenses                                      200,498,447     188,668,953     184,864,757
                                                                          -------------   -------------   -------------

    Operating income                                                         23,777,410      24,313,300      28,389,355
                                                                          -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income                                                               107,386         104,331         172,624
  Interest expense                                                          (28,615,356)    (31,282,788)    (32,405,645)
  (Loss) gain on bond redemption                                                      -     (31,960,083)         68,957
  Other non-operating expense                                                  (201,757)       (185,574)       (183,200)
                                                                          -------------   -------------   -------------
    Total other expense                                                     (28,709,727)    (63,324,114)    (32,347,264)
                                                                          -------------   -------------   -------------

    Loss from continuing operations                                          (4,932,317)    (39,010,814)     (3,957,909)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, including $10,000,000
    for the write-down of assets to fair market value at spin-off (2003)      9,950,843      (4,841,160)      5,273,663
                                                                          -------------   -------------   -------------
    Net income (loss)                                                     $   5,018,526   $ (43,851,974)  $   1,315,754
                                                                          =============   =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
              For the Years Ended December 31, 2004, 2003 and 2002

                                                                                Member's Deficit
                                                                                ----------------
Balance, December 31, 2001                                                      $   (19,981,487)
Net income                                                                            1,315,754
Distribution to Barden Development, Inc.                                             (5,508,829)
                                                                                ---------------
Balance, December 31, 2002                                                          (24,174,562)
Net loss                                                                            (43,851,974)
Distribution to Barden Development, Inc.                                             (6,065,213)
Spin-off of Barden Nevada Gaming, LLC to Barden Development Inc.                    (27,515,400)
Cash paid in excess of historical cost for land purchased from a related party         (559,806)
                                                                                ---------------
Balance, December 31, 2003                                                         (102,166,955)
Net income                                                                            5,018,526
Distribution to Barden Development, Inc.                                             (5,251,094)
                                                                                ---------------
Balance, December 31, 2004                                                      $  (102,399,523)
                                                                                ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For The Years Ended
                                                                                            December 31,
                                                                             -------------------------------------------
                                                                                 2004           2003           2002
                                                                             ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $  5,018,526   $ (43,851,974)  $  1,315,754
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation                                                                 15,501,453      12,950,562     15,287,877
  Amortization                                                                  2,484,221       4,538,238      5,789,308
  Loss on investment in Buffington Harbor Riverboats, L.L.C                     2,465,612       2,395,436      2,424,392
  (Gain) loss on disposal of assets                                               (31,130)        117,097          5,219
  Loss (gain) on bond redemption                                                        -      31,960,083        (68,957)
  Loss on spin-off of discontinued operation                                            -      11,972,607              -
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable, net                                  84,831        (330,599)       224,482
  Increase in receivables from affiliates                                        (372,328)       (707,110)             -
  Decrease (increase) in inventories                                               18,315         (44,228)        13,222
  Increase in prepaid expenses                                                   (173,764)         (7,297)    (1,259,507)
  Decrease in other assets                                                        209,058         455,542      1,511,208
  (Decrease) increase in accounts payable                                      (5,262,507)      3,444,422        873,426
  Increase in accrued payroll and other expenses                                  115,657         845,510      1,375,464
  (Decrease) increase in accrued interest                                        (499,984)      4,549,918     (6,820,527)
  Increase in other accrued liabilities                                         2,602,094       3,688,690        633,362
                                                                             ------------   -------------   ------------
    Net cash provided by operating activities                                  22,160,054      31,976,897     21,304,723
                                                                             ------------   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Fitzgeralds acquisition related costs                                                 -               -       (986,158)
  Increase in restricted cash                                                  (1,140,008)     (1,150,000)      (250,000)
  Proceeds from seller for Fitzgeralds purchase price adjustment                        -               -      3,800,000
  Acquisition of property and equipment, net of amounts in accounts payable   (36,011,778)    (18,462,990)   (10,396,222)
  Distribution of cash to Barden Development,
    Inc. from spin-off of Barden Nevada Gaming                                          -      (4,395,606)             -
  Cash paid in excess of historical cost for land purchased from a related              -        (559,806)             -
    party
  Decrease (increase) in prepaid leases and deposits                               12,683         102,417       (113,186)
  Investment in Buffington Harbor Riverboats, LLC                                (164,289)       (295,719)      (358,918)
  Proceeds from disposal of equipment                                             339,797          77,154         53,117
                                                                             ------------   -------------   ------------
    Net cash used in investing activities                                     (36,963,595)    (24,684,550)    (8,251,367)
                                                                             ------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of 9 1/2% senior secured notes                                 -     260,000,000              -
  Issuance costs for the 9 1/2% senior secured notes                             (229,507)     (4,420,000)             -
  Issuance costs for the 11.653% notes                                                  -               -     (1,523,568)
  Cash paid for redemption of 11.653% notes                                             -    (135,477,000)      (759,038)
  Cash paid for redemption of 10 7/8% notes                                             -    (130,000,000)             -
  Payment of premium on early extinguishment of debt                                    -     (19,262,330)             -
  Issuance costs for the $80.0 million credit facility                            (58,652)     (1,583,162)             -
  Proceeds from borrowings under bank line of credit                           45,251,293      28,000,000      2,500,000
  Repayments of borrowings under bank line of credit                          (30,244,786)     (2,041,507)    (9,000,000)
  Net repayments from affiliates                                                        -       1,067,000              -
  Repayment of long-term debt                                                           -               -       (139,331)
  Distribution to Barden Development, Inc.                                     (5,251,094)     (6,065,213)    (5,508,829)
                                                                             ------------   -------------   ------------
    Net cash provided by (used in) financing activities                         9,467,254      (9,782,212)   (14,430,766)
                                                                             ------------   -------------   ------------

Net decrease in cash and cash equivalents                                      (5,336,287)     (2,489,865)    (1,377,410)

Cash related to discontinued operations                                        (2,394,277)              -              -

Cash and cash equivalents, beginning of period                                 22,058,016      24,547,881     25,925,291
                                                                             ------------   -------------   ------------

Cash and cash equivalents, end of period                                     $ 14,327,452   $  22,058,016   $ 24,547,881
                                                                             ============   =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                   For The Years Ended
                                                                                                       December 31,
                                                                                          -------------------------------------
                                                                                             2004         2003         2002
                                                                                          -----------  -----------  -----------
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid:
  Equipment debt                                                                          $         -  $         -  $    44,667
  State of Colorado sales and use tax assessment                                               26,338            -            -
  Notes - fixed interest 10 7/8%                                                                    -   11,288,794   21,206,250
  Notes - fixed interest 11.653%                                                            1,899,081   15,317,338   17,702,015
  Senior secured notes - fixed interest 9 1/2%                                             25,248,889            -            -
  Lines of credit                                                                           1,968,159       92,238      303,878
                                                                                          -----------  -----------  -----------
                                                                                          $29,142,467  $26,698,370  $39,256,810
                                                                                          ===========  ===========  ===========
Non-cash investing activities:
  Spin-off of equity interests in Barden Nevada net of cash, to Barden Development, Inc.  $         -  $23,938,044  $         -
  Credit received from Naming Rights Agreement and applied to acquisition
    of 170 acres of property from an affiliate (see Note 16)                                1,500,000            -            -
  Capital assets acquired by incurring accounts payable                                     1,296,170            -            -
                                                                                          -----------  -----------  -----------
                                                                                          $ 2,796,170  $23,938,044  $         -
                                                                                          ===========  ===========  ===========

Supplemental non-cash financing activities:
  Elimination of slot based progressive liability                                         $         -  $         -  $   400,000
  Elimination of slot club liability                                                                -            -    1,300,000
                                                                                          -----------  -----------  -----------
                                                                                          $         -  $         -  $ 1,700,000
                                                                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

    The Majestic Star Casino, LLC (the "Company") is a wholly owned subsidiary of Barden Development, Inc. ("BDI") and was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

    The Majestic Star Casino, LLC is a multi-jurisdictional gaming company. The Company directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star"). Through its wholly owned subsidiary, Majestic Investor Holdings, LLC ("Investor Holdings"), the Company also indirectly owned other subsidiaries that operated the following "Fitzgeralds-brand" casino properties during the periods presented in the accompanying consolidated financial statements:

      - A casino-hotel located in Tunica County, Mississippi ("Fitzgeralds Tunica").

      - A casino located in Black Hawk, Colorado ("Fitzgeralds Black Hawk"). On July 12, 2004, the Company entered into an agreement to sell substantially all of the net assets of Fitzgeralds Black Hawk, which sale was not yet completed as of December 31, 2004. As a result of the pending sale, results of Fitzgeralds Black Hawk have been presented in discontinued operations for each of the three years ended December 31, 2004, 2003 and 2002 in the accompanying statements of operations. See Note 3 - Basis of Presentation and
            Note 7 - Discontinued Operations.

      - A casino-hotel located in Las Vegas, Nevada ("Fitzgeralds Las Vegas"). Fitzgeralds Las Vegas was spun off to the Company's member on December 31, 2003. As a result of the spin off, results of Fitzgeralds Las Vegas have been presented in discontinued operations for the years ended December 31, 2003 and 2002 in the accompanying statements of operations. See Note 3 - Basis of Presentation and Note 7 - Discontinued Operations.

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

      - Majestic Star Casino Capital Corp. ("MSCC") was originally formed for the purpose of facilitating the offering of the Company's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes"). The 10 7/8% notes were fully purchased and redeemed on October 7, 2003. MSCC is a co-obligor with the Company for the $260.0 million senior secured notes due 2010. MSCC has no assets or operations. See
            Note 12 - Long Term Debt.

      - Majestic Investor Capital Corp. (a wholly owned subsidiary of Investor Holdings), was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Approximately 89.3%, or $135.5 million, of the 11.653% notes were purchased and redeemed on October 7, 2003 and this subsidiary has no assets or operations. See Note 12
            - Long Term Debt.

      The Company also has a non-controlling 50% interest in a corporate joint venture formed for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary. See Note 10 - Investment in Buffington Harbor Riverboats, L.L.C.

      Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2. RESTATEMENT

      The Company has restated the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002 to reflect a revision in classification of certain cash based promotional ("CBP") activities. During the preparation and audit of the financial statements for the year ended December 31, 2004, the Company reevaluated the accounting treatment of its CBP programs. Periodically, the Company makes various CBP offers to its casino customers. Generally these offers are based upon the rated or tracked play of its customers. These promotions can range in value and timing and are offered at the sole discretion of the Company's management. The Company's CBP activities are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed. The costs related to these CBP programs were previously classified as a casino expense. The restatement affected net revenues and operating expenses, as shown in the accompanying table, but has no impact on consolidated operating income, net income (loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The accompanying tables reconcile the results of operations for the years ended December 31, 2003 and 2002, previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, to the amounts included in the accompanying consolidated financial statements (amounts in thousands of dollars). The accompanying table also reflects a change in presentation for the discontinued operations of Fitzgeralds Black Hawk from amounts previously disclosed in the 2003 10-K (see Note 7 - Discontinued Operations):

                                          Impact of Change in Presentation and Restatement
                                               for the year ended December 31, 2003
                                       --------------------------------------------------------
                                                                                     Amounts
                                       As Originally    Colorado                   Reported in
                                          Reported    Discontinued   Restatement    2004 10-K
            (In thousands)             in 2003 10-K    Operation      for CBP     (As restated)
                                       -------------  ------------  ------------  -------------
Net revenues                           $   261,783    $   (33,644)  $   (15,157)  $   212,982
Costs and expenses                         230,338        (26,512)      (15,157)      188,669
                                       -----------    -----------   -----------   -----------
Operating income                            31,445         (7,132)            -        24,313
Other expense                              (63,324)             -             -       (63,324)
                                       -----------    -----------   -----------   -----------
Loss - continuing operations               (31,879)        (7,132)            -       (39,011)
Discontinued operations                    (11,973)         7,132             -        (4,841)
                                       -----------    -----------   -----------   -----------
Net loss                               $   (43,852)   $         -   $         -   $   (43,852)
                                       ===========    ===========   ===========   ===========


                                          Impact of Change in Presentation and Restatement
                                               for the year ended December 31, 2002
                                       --------------------------------------------------------
                                                                                     Amounts
                                       As Originally    Colorado                   Reported in
                                          Reported    Discontinued   Restatement    2004 10-K
            (In thousands)             in 2003 10-K    Operation       for CBP    (As restated)
                                       -------------  ------------  ------------  -------------
Net revenues                           $    263,102   $   (35,138)  $   (14,710)  $    213,254
Costs and expenses                          227,452       (27,877)      (14,710)       184,865
                                       ------------   -----------   -----------   ------------
Operating income                             35,650        (7,261)            -         28,389
Other expense                               (32,339)           (8)            -        (32,347)
                                       ------------   -----------   -----------   ------------
Income (loss) - continuing operations         3,311        (7,269)            -         (3,958)
Discontinued operations                      (1,995)        7,269                        5,274
                                       ------------   -----------   -----------   ------------
Net income                             $      1,316   $         -   $         -   $      1,316
                                       ============   ===========   ===========   ============

      In addition to the above-described restatement, the Company also recorded an adjustment for cash-based promotional activities in the fourth quarter of 2004 to correct amounts previously reported for the nine months ended September 30, 2004. The adjustment reduced each of net revenues and operating expenses by approximately $12.9 million in the fourth quarter.


NOTE 3.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly owned direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or "GAAP", and with the instructions to Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, and estimated liabilities for our self-insured medical and worker's compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SPIN-OFF - The spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. As such, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our consolidated balance sheets as of December 31, 2004 and 2003. The consolidated statements of operations recognize Fitzgeralds Las Vegas as a discontinued operation for the years ended December 31, 2003 and 2002. The consolidated statements of cash flows for the year ended December 31, 2003 reflect the distribution of cash from Fitzgeralds Las Vegas to BDI. The remaining spin-off of our equity interests in Fitzgeralds Las Vegas involved no cash. The statements of cash flows for the year ended December 31, 2002 fully reflect the cash activities of Fitzgeralds Las Vegas. See Note 7 - Discontinued Operations.

PENDING SALE OF FITZGERALDS BLACK HAWK - On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk, which sale is not yet completed at December 31, 2004. Consequently, the assets of Fitzgeralds Black Hawk for the year ended December 31, 2004, are classified on the consolidated balance sheet as assets held for sale, and its liabilities are classified as liabilities related to assets held for sale. The results of Fitzgeralds Black Hawk are reflected in discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. The statements of cash flow reflects the cash flow activities of Fitzgeralds Black Hawk for the years ended December 31, 2004, 2003 and 2002. See Note 7 - Discontinued Operations.

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities, or remaining maturities at time of purchase, of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

RESTRICTED CASH - At December 31, 2004, restricted cash consists of (i) certificates of deposit aggregating $2.1 million which serve as security for letters of credit supporting various self-insured worker's compensation programs, and (ii) cash of $0.4 million which serves as security for a bond relating to the appeal of an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi (See Note 15 - Commitments and Contingencies). As of December 31, 2003, restricted cash consisted of certificates of deposit aggregating $1.4 million which served as security for letters of credit for self-insured worker's compensation programs.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends unsecured credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2004, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

RECEIVABLE FROM AFFILIATE: Amounts reflected in receivable from affiliate represent non-interest bearing advances made by the Company to Fitzgerald's Las Vegas.

OTHER ASSETS - Other assets consist principally of prepaid lease payments to Buffington Harbor Parking Associates ("BHPA"), which are being amortized on a straight line basis over the life of the lease in accordance with generally accepted accounting principles. See Note 15 - Commitments and Contingencies.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statements of operations when incurred.

CAPITALIZED INTEREST - The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. There was no interest capitalized in any of the three years in the period ended December 31, 2004.

DEFERRED FINANCING COSTS - Deferred financing costs represent underwriter's and agent's fees and commissions, closing costs and professional fees incurred in connection with the issuance of the Company's 9 1/2% senior secured notes, the $80.0 million credit facility and the remaining $16.3 million of outstanding 11.653% unsecured notes. Prior to October 7, 2003, the Company recognized deferred financing costs on Majestic Star Casino's 10 7/8% notes and its $20.0 million credit facility with Wells Fargo Foothill Inc. and Investor Holdings' 11.653% notes and its $15.0 million credit facility with Wells Fargo Foothill, Inc. Such costs were written off

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

when such debt was retired in 2003. Deferred financing costs are amortized over the terms of the related notes and lines of credit using the straight-line method, which approximates the effective interest method.

GOODWILL - Goodwill represents the purchase price of the Fitzgeralds assets, which were acquired in December 2001 (the "Fitzgeralds Acquisition"), in excess of their fair value. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. The result of the test indicates that goodwill is not impaired for the year ended December 31, 2004.

INTANGIBLE ASSETS - Intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and are amortized over their estimated useful lives, generally eight to fifteen years. See Note 9 - Other Intangible Assets.

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

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $20.8 million, $18.1 million and $17.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

                          Year Ended December 31,
                   -------------------------------------
                       2004        2003          2002
                   -----------  -----------  -----------
Hotel              $ 2,363,635  $ 1,464,915  $ 1,604,384
Food and Beverage    7,059,977    7,236,450    7,683,901
Other                  470,482      314,346      278,341
                   -----------  -----------  -----------
Total              $ 9,894,094  $ 9,015,711  $ 9,566,626
                   ===========  ===========  ===========

      The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31, 2004, 2003 and 2002 is $14.1 million, $12.2 million and $12.0 million, respectively.

      The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances for each of the three years in the periods ended December 31, 2004.

                                                        For the years ended December 31,
                                                   ----------------------------------------
                                                       2004          2003          2002
                                                   ------------  ------------  ------------
Cash based promotional activities                  $ 17,488,530  $ 16,347,303  $ 15,975,248

Slot club and other                                   3,349,393     1,774,539     1,914,786

Retail cost of hotel, food and beverage and other    14,050,908    12,239,302    11,975,438
                                                   ------------  ------------  ------------
Total Promotional Allowances                       $ 34,888,831  $ 30,361,144  $ 29,865,472
                                                   ============  ============  ============

PRE-OPENING EXPENSES - Pre-opening expenses are expensed as incurred.

FEDERAL INCOME TAXES - The Company is organized as a limited liability corporation and is an entity disregarded for U.S. federal income tax purposes. At all times during each of the three years for the periods ended December 31, 2004, income of the Company was taxed directly to its member, and, accordingly, no provision for federal income taxes is reflected in the financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of printing and mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2004 and 2003. Consolidated advertising costs included in advertising and promotion expenses, exclusive of Fitzgeralds

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Black Hawk, were $5.0 million, $3.3 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Fitzgeralds Black Hawk's advertising costs included in the results of discontinued operations were $0.7 million, $0.5 million and $1.1 million for 2004, 2003 and 2002, respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Concurrent with the spin-off of Fitzgeralds Las Vegas, the Company wrote down the value of Fitzgeralds Las Vegas's long lived assets to fair market value, resulting in a $10.0 million charge in 2003. Accounting standards generally accepted in the United States of America require annual impairment review of all intangible assets with indefinite lives. The Company has no intangible assets with indefinite lives. See Note 8 - Property and Equipment and Note 9 - Other Intangible Assets.

CASINO CLUB LIABILITY - The Company has accrued for the liability of points earned but not redeemed by its casino club members, less the points of inactive players and points that have expired. The liability is calculated based on an average historical redemption rate on a property by property basis. The increase in the liability is recorded as a reduction of gross revenue in accordance with U.S. generally accepted accounting standards for customer loyalty programs.

PROGRESSIVE LIABILITY - The Company maintains a number of "progressive" slot machines and table games. As wagers are made by customers on the respective progressive games, there is a corresponding increase in the amount available to win (to be paid out when the appropriate jackpots are hit). The Company has recorded the progressive jackpots as a component of other accrued liabilities.

SELF-INSURANCE LIABILITY -- The Company maintains accruals for self-insured health and worker's compensation costs, which are classified in payroll and related accrued liabilities in the accompanying consolidated balance sheets. Management determines the estimate of these accruals by periodically evaluating the historical experience and projects trends related to these accruals, including an accrual for incurred but not reported claims. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to the short term nature of these assets and liabilities. The fair value of the Company's long-term debt is determined based on quoted market prices for the same or similar issues. See Note 13 - Fair Value of Financial Instruments.

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of SFAS 151 will have a material impact on its financial position, results of operations or its cash flows.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of SFAS 153 will have a material impact on its financial position, results of operations or its cash flows.

NOTE 5.  CERTIFICATE OF SUITABILITY AND LICENSES

      On December 9, 1994, the Indiana Gaming Commission (the "Commission") awarded the Company one of two certificates (the "Certificate") for a riverboat owner's license for a riverboat casino to be docked in the City of Gary. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five-year riverboat owner's

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

license on June 3, 1996. While the Commission reserves the right to investigate riverboat licensees at any time it deems necessary, after expiration of the initial license, each riverboat licensee must undergo a complete reinvestigation every three years. In both June 2001 and June 2004, Majestic Star underwent its requisite three year reinvestigations with satisfactory results. Majestic Star's current license expires in June 2005. There can be no assurance that any subsequent application for a license will be approved.

      Trump Indiana, Inc. ("Trump") also has a Certificate of Suitability issued by the Commission. The Company and Trump jointly developed and operate a docking location from which the entities are conducting their respective riverboat gaming operations in the City of Gary.

      On November 21, 2004, Trump Hotels and Casino Resorts, Inc. ("THCR"), the parent of Trump, entered into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. A significant decline in, or interruption of, business at Trump could negatively impact the Company through decreased customer traffic to the shared docking facility, an inability to share operating costs with Trump, or both. Since that time, THCR has been operating as a debtor in possession of its assets and Trump has continued to operate. Majestic Star is not aware of any developments that would indicate Trump's Certificate of Suitability would not continue to be approved. However, the resolution of matters relating to Trump is outside the control of the Company.

      The subsidiary that owns Fitzgerald's Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. The current gaming license expires in December of 2007. There can be no assurance that any subsequent application for a license will be approved.

      On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to the Company's subsidiary that is the owner and operator of Fitzgeralds Black Hawk. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission for a one year period in September 2004.

NOTE 6.  CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

      On March 26, 1996, the City of Gary and the Company entered into a development agreement ("Development Agreement") which required the Company, among other things, (1) to invest $116.0 million in various on-site improvements over the succeeding five years, (2) pay the City an economic incentive equal to 3% of the Company's adjusted gross receipts, as defined by the Riverboat Gambling Act and (3) pay a default payment in the amount of damages for failure to complete certain on-site developments, which amount is capped at $12.0 million.

      The Company fulfilled all investment commitments with respect to the Development Agreement as of September 2000 and continues to pay the 3% economic incentive in accordance with the terms of the agreement.

NOTE 7.  DISCONTINUED OPERATIONS

FITZGERALDS BLACK HAWK

      On July 12, 2004, the Company entered into an agreement (the "Agreement") to sell substantially all of the assets, subject to the assumption of certain liabilities, of Fitzgeralds Black Hawk for a purchase price of $66.0 million, which purchase price will be subject to adjustments based on working capital and certain capital expenditures made as of the closing date. Consummation of the transaction is subject to normal and customary closing requirements.

      The results of Fitzgeralds Black Hawk are reflected as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. Net revenues of Fitzgeralds Black Hawk for the years ended December 31, 2004, 2003 and 2002 were $36.2 million, $32.0 million and $33.1 million, respectively. Fitzgeralds Black Hawk's net income for the years ended December 31, 2004, 2003 and 2002 was $10.0 million, $7.1 million and $7.3 million, respectively. The estimated net proceeds from the sale of Fitzgeralds Black Hawk exceed the net carrying value of approximately $28.0 million at December 31, 2004; therefore, no impairment has been recognized.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes the assets and liabilities of Fitzgeralds Black Hawk as of December 31, 2004 included as assets and liabilities held for sale in the accompanying consolidated balance sheet:

                                  As of
                               December 31,
                                  2004
                               ------------
Cash                           $  2,394,277
Accounts receivable, net             62,734
Inventory                           168,885
Prepaid expenses and other           87,949
                               ------------
  Total current assets            2,713,845
Property and equipment, net      22,984,543
Other assets, net                 4,985,138
                               ------------
  Total assets                 $ 30,683,526
                               ------------
Accounts payable               $    186,582
Other current liabilities         2,527,265
                               ------------
  Total liabilities               2,713,847
                               ------------

Net assets                     $ 27,969,679
                               ============

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

      The Company has been aggressively seeking new growth opportunities in numerous locations. Since many of these new gaming opportunities are still evolving and being analyzed, or are part of a broader bidding process, it is premature to indicate specifically and quantitatively when these opportunities and the investments needed to bring these opportunities to fruition will transpire, if at all. Reinvestment could also include enhancing or upgrading the facilities and amenities at either Majestic Star or Fitzgeralds Tunica.

FITZGERALDS LAS VEGAS

      As discussed in Note 3, Fitzgeralds Las Vegas was spun off to the Company's member, BDI, effective December 31, 2003. The net revenues of Fitzgeralds Las Vegas were approximately $47.6 million and $48.8 million for each of the years ended December 31, 2003 and 2002, respectively. The net loss recorded in discontinued operations for Fitzgeralds Las Vegas was approximately $2.0 million for each of the years ended December 31, 2003 and 2002. In connection with the spin-off, Investor Holdings, the direct owner of Fitzgeralds Las Vegas, recorded an impairment loss on discontinued operations of $10.0 million. The loss represents the difference between the estimated fair market value and the book carrying value of Fitzgeralds Las Vegas at the date of the spin-off.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2004 and 2003, excluding amounts relating to discontinued operations, consist of the following:

                                                                                        Estimated
                                                                                      Service Life
                                                       2004              2003           (Years)
                                                  -------------     -------------     ------------
Land used in casino operations                    $   1,327,597     $   3,823,375                -
Land held for future development                     22,112,093                 -                -
Vessel, buildings & improvements                     81,966,299        96,783,613            25-39
Site improvements                                    18,348,072        17,596,240             9-15
Barge and improvements                               16,106,969        16,030,350            13-15
Leasehold improvements                                  410,828           409,389                5
Furniture, fixtures and equipment                    62,000,874        55,767,797             4-10
Construction in progress                                833,771         3,948,889
                                                  -------------     -------------
                                                    203,106,503       194,359,653
Less accumulated depreciation and amortization      (60,925,287)      (52,191,722)
                                                  -------------     -------------
Property and equipment, net                       $ 142,181,216     $ 142,167,931
                                                  =============     =============

      Substantially all property and equipment are pledged as collateral. See
Note 12 - Long Term Debt.

NOTE 9. OTHER INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2004 and 2003 are as follows:

                                     Gross Carrying   Accumulated        Net Amount      Expected
      As of December 31, 2004            Amount       Amortization   December 31, 2004     Life
----------------------------------   --------------   ------------   -----------------   --------
                                                     (in thousands)
Amortized intangible assets:
       Customer relationship         $        4,954   $    (1,900)   $           3,054     8 yrs
       Trade name                             2,180          (669)               1,511    10 yrs
       Riverboat excursion license              700           (35)                 665    15 yrs
                                     --------------   -----------    -----------------
 Total intangible assets             $        7,834   $    (2,604)   $           5,230
                                     ==============   ===========    =================

                                     Gross Carrying   Accumulated        Net Amount
     As of December 31, 2003             Amount       Amortization   December 31, 2003
----------------------------------   --------------   ------------   -----------------
                                                     (in thousands)
 Amortized intangible assets:
       Customer relationship         $        7,840   $    (2,033)   $           5,807     8 yrs
       Trade name                             3,450          (708)               2,742    10 yrs
       Riverboat excursion license              700             -                  700    15 yrs
                                     --------------   -----------    -----------------
 Total intangible assets             $       11,990   $    (2,741)   $           9,249
                                     ==============   ===========    =================

      The schedule of amortized intangible assets as of December 31, 2004 excludes our discontinued operation, Fitzgeralds Black Hawk. Fitzgeralds Black Hawk had intangible assets for customer relationships and trade name, net of accumulated amortization, of $2.9 million at December 31, 2004.

      In accordance with SFAS 144, Fitzgeralds Black Hawk discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed previously in Note 7. Consequently, amortization expense recorded on its intangible assets was only $0.3 million for the year ended December 31, 2004 compared to $0.5 million for each of the years ended December 31, 2003 and 2002, respectively.

      The amortization expense recorded on the intangible assets, excluding those intangible assets of Fitzgeralds Black Hawk, for the years ended December 31, 2004, 2003 and 2002 was $0.9 million for the year ended December 31, 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002. The Company has recorded a $0.7 million intangible asset representing the cost of an excursion license for a riverboat, which commenced full operations in March of 2004. The estimated amortization expense for all

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amortized intangible assets for each of the five succeeding fiscal years is as follows:

For the Years Ended December 31,   (in thousands)
            2005                     $     884
            2006                           884
            2007                           884
            2008                           884
            2009                           842

NOTE 10.  INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

      On October 31, 1995, the Company and Trump Indiana, Inc., our Joint Venture Partner ("Trump"), entered into the First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC ("BHR") for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary ("BHR Property"). The Company and Trump each have a 50% non-controlling interest in BHR. The Company accounts for its interest in the joint venture under the equity method of accounting. Activity relating to the Company's investments in BHR is as follows:

                                                            Year Ended
                                                           December 31,
                                          ----------------------------------------------
                                              2004             2003             2002
                                          -------------    -------------    -------------
Investment balance - beginning of year    $ 29,733,593     $ 31,833,310     $ 33,898,784
Contributions                                  164,289          295,719          358,918
Equity loss of joint venture                (2,465,612)      (2,395,436)      (2,424,392)
                                          ------------     ------------     ------------
Investment balance - end of year          $ 27,432,270     $ 29,733,593     $ 31,833,310
                                          ============     ============     ============

      BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use the BHR Property for their respective gaming operations and have committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR are billed to Trump and the Company at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump and the Company.

      The Company has paid to BHR approximately $6.2 million, $5.7 million and $6.0 million of berthing fees for the years 2004, 2003 and 2002, respectively. Such amounts are recorded in general and administrative expense in the consolidated statements of operations.

     Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. Late in 2003, two new restaurants opened at BHR. Passports-A World Class Buffet ("Passports") replaced the existing buffet and Koko Taylor's Blues Cafe ("Koko Taylor's) replaced the South Shore Grill. In addition, both Passports and Koko Taylor's are run by a third party operator. The prior restaurants were operated by BHR. The Company sends guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charge the Company for the meals served and the services provided. The Company paid approximately $2.2 million, $1.0 million and $1.1 million to these restaurants, and other food and beverage operators at BHR, in the years 2004, 2003 and 2002, respectively. In addition, the Company has reimbursed BHR for valet services in the amount of $0.1 million, $0.2 million and $0.2 in the years 2004, 2003 and 2002, respectively. Food, beverage and valet costs are recorded in casino expense in the company's consolidated statements of operations. After the Company and Trump reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property and is recorded as equity in loss of joint venture in the Company's consolidated statements of operations. Such allocated net losses are approximately $2.5 million, $2.4 million and $2.4 million in the years 2004, 2003 and 2002, respectively.

      During January 2004, BHR received a property tax reassessment notice that increased the valuation of BHR's real property in Lake County, Indiana. The valuation assessment was part of a countywide reassessment, which is retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used unconstitutional. Based on the assessments and tax rates issued during 2004, BHR increased its accrual for real property taxes, and at December 31, 2004, the accrual related to the twelve-month periods ended December 31, 2004 and 2003 for property taxes owed directly or indirectly by BHR is $3.3 million. BHR has not yet received property tax bills for fiscal years 2004 and 2003, and the accrual of $3.3 million at December 31, 2004 is therefore an estimate based on information currently available to BHR.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following represents selected financial information for BHR as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004:

                                                     December 31, 2004    December 31, 2003
                                                     -----------------    -----------------
                BALANCE SHEETS
Cash                                                    $   311,052          $    82,639
Current assets excluding cash                             2,233,904            5,013,217
Property, plant and equipment, net                       57,199,307           61,881,975
Other assets                                                 82,359              101,248
                                                        -----------          -----------

Total assets                                            $59,826,622          $67,079,079
                                                        ===========          ===========

Current liabilities                                       4,657,377            7,223,402
Capital lease obligations, net of current portion           304,704              388,491
                                                        -----------          -----------
Total liabilities                                         4,962,081            7,611,893

Total members' equity                                    54,864,541           59,467,186
                                                        -----------          -----------

Total liabilities and members' equity                   $59,826,622          $67,079,079
                                                        ===========          ===========

The Majestic Star Casino, LLC - member's equity         $27,432,270          $29,733,593
                                                        ===========          ===========

                                    Years Ended December 31,
                        -----------------------------------------------
                            2004              2003            2002
                        -------------    -------------    -------------
STATEMENTS OF INCOME

Net revenues            $ 11,145,457     $ 18,434,627     $ 16,095,365
                        ============     ============     ============

Loss from operations    $ (4,899,426)    $ (4,785,459)    $ (4,794,560)
                        ============     ============     ============

Net loss                $ (4,931,225)    $ (4,790,868)    $ (4,848,863)
                        ============     ============     ============

NOTE 11.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities at December 31, 2004 and 2003 were comprised of:

                              As of December 31,
                         ----------------------------
                             2004            2003
                         ------------    ------------
Gaming taxes                1,295,980       2,390,077
Other taxes                   250,138         185,676
Chip & token liability        674,791       1,270,260
Accrued trade payables      2,752,264       2,232,981
Professional fees             524,045         235,141
Accrued rent                1,078,805         656,489
Other                       3,720,571       3,947,309
                         ------------    ------------
                         $ 10,296,594    $ 10,917,933
                         ============    ============

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  LONG-TERM DEBT

                                                                                   December 31,    December 31,
                                                                                      2004             2003
                                                                                   ------------    ------------
Long-term debt outstanding at December 31, 2004 and December 31, 2003 is as follows:

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

$80,000,000 credit facility, which expires in October 2007, bears interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo
Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (Earnings before income taxes, interest, depreciation and amortization and other adjustments, as defined in the Loan and Security
Agreement).  The credit facility is secured by The Majestic Star Casino, LLC's equity interests and its equity interests in the subsidiary guarantors, and substantially all the assets of The Majestic Star Casino, LLC and the assets of its subsidiary guarantors, other than the excluded assets.
40,965,000      25,958,493

$16,290,000 unsecured notes payable, net of unamortized discount of $397,040 and $533,169 at December 31, 2004 and 2003, respectively. Investor Holdings pays interest at a rate of 11.653% on the notes. Interest is paid semi-annually on May 31 and November 30, with a final payment of principal and interest due on November 30, 2007. On October 7, 2003, the notes became unsecured
obligations of Investor Holdings.                                                    15,892,960      15,756,831
                                                                                   ------------    ------------
Total long-term debt                                                               $316,857,960    $301,715,324

Less current maturities                                                                       -               -
                                                                                   ------------    ------------

Total long-term debt                                                               $316,857,960    $301,715,324
                                                                                   ============    ============

The scheduled maturities of long-term debt are as follows:

For the Years Ended December 31,
              2005                  $           -
              2006                              -
              2007                     56,857,960
              2008                              -
              2009                              -
              Thereafter              260,000,000
                                    -------------
                                    $ 316,857,960
                                    =============

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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The indenture governing the 9 1/2% notes (the "Indenture") contains covenants which, among other things, restrict the Company's ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties;
(iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries' assets. In addition, upon a Change of Control as defined in the indenture governing the 9 1/2% notes, the Company will be required to offer to repurchase all of the outstanding 9 1/2% notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

      Concurrent with the closing of the 9 1/2% notes, the Company established the $80.0 million credit facility with Wells Fargo Foothill, Inc., and terminated two existing credit facilities with Wells Fargo Foothill, Inc. Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company. Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo Foothill, Inc.'s base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is determined based on the Company's EBITDA (as defined in the Loan and Security Agreement and amendments thereto). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the agreement in October 2007. The $80.0 million credit facility includes covenants similar to those set forth in the indenture governing the 9 1/2% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the year ended December, 2004, the Company paid interest on borrowings ranging from 4.37% to 5.88%.

      Prior to the issuance of the 9 1/2% senior secured notes during October 2003, The Majestic Star Casino, LLC had debt outstanding under its 10 7/8% notes totaling $130.0 million, and Investor Holdings had debt outstanding totaling $151.8 million related to its 11.653% notes. The Majestic Star Casino, LLC
10 7/8% notes were fully tendered and redeemed and $135.5 million of the Investor Holdings 11.653% notes were purchased as a part of the issuance of the 9 1/2% senior secured notes and $28.0 million draw down from the credit facility.

      At December 31, 2004 and 2003, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $39.0 million and $54.0 million, respectively.

AMENDMENTS TO THE LOAN AND SECURITY AGREEMENT

      On May 4, 2004, the Company entered into Amendment Number One to the Loan and Security Agreement ("Amendment One") with the lenders to the $80.0 million credit facility. Among other things, Amendment One stipulates that EBITDA may be adjusted to add back up to $2.5 million of charges related to a retroactive property tax adjustment at Majestic Star (see Note 15). The amended definition of EBITDA is effective as of December 31, 2003. Without Amendment One, the Company would have not met the required EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement.

      On March 17, 2005, the Company entered into Amendment Number Two to the Loan and Security Agreement ("Amendment Two") with the lenders to the $80.0 million credit facility. Amendment Two clarifies that the purchase of the 170 acres of land (see Note 16) located adjacent to the Buffington Harbor gaming complex is not a "Capital Expenditure" under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two is effective as of March 1, 2005. The Company spent an additional $16.9 million on capital expenditures, which is in compliance with the covenant, as amended.

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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.653% NOTES

      At December 31, 2004 and 2003, Investor Holdings had debt outstanding of $15.9 million and $15.8 million, respectively, related to its 11.653% notes, net of unamortized discount of $0.4 million and $0.5 million, respectively. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. There are no guarantees related to the 11.653% notes, and the notes are unsecured.

OLD CREDIT FACILITIES

      Prior to October 7, 2003, The Majestic Star Casino, LLC had a $20.0 million credit facility and Investor Holdings had a $15.0 million credit facility. There were no borrowings against either of these lines of credit during the year ended December 31, 2003, and therefore, there was no interest expense. However, there were non-usage fees charged during the year ended December 31, 2003, which are reflected in other non-operating expense in the consolidated statements of operations. These credit facilities were replaced in October 2003 with the $80.0 million credit facility.

NOTE  13. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying value and estimated fair value as of December 31, 2004 of the Company's financial instruments. (Refer to notes 3 and 12).

                           Carrying        Estimated
                            Value          Fair Value
                         ------------     ------------
Assets:
 Cash and equivalents    $ 14,327,452     $ 14,327,452
 Restricted Cash         $  2,540,008     $  2,540,008

Liabilities:
 Long-term debt          $316,857,960     $332,951,960

      While our $260.0 million of 9 1/2% senior secured notes are not actively traded, we believe, based upon information received from investment institutions, that our $260.0 million of 9 1/2% senior secured notes were priced at 106.19% of face value for a value of $276.1 million at December 31, 2004. The $15.9 million of 11.653% notes, net of original issue discount of $0.4 million, are not publicly traded. We believe the fair value of this debt to be $15.9 million since these notes are no longer secured by the equity interests and assets of Majestic Investor Holdings and its restricted subsidiaries.

NOTE  14. SAVINGS PLAN

      The Company contributes to a defined contribution plan, which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $1.0 million, $1.0 million and $1.2 million during 2004, 2003 and 2002, respectively. The matching contribution made during 2002 is inclusive of $185,000 in contributions made to the employees of Fitzgeralds Las Vegas and $125,000 in contributions made to the employees of Fitzgeralds Black Hawk, our discontinued operations. The matching contributions made during 2004 and 2003 are inclusive of $146,000 and $138,000, respectively, in contributions made to the employees of Fitzgeralds Black Hawk.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  15. COMMITMENTS AND CONTINGENCIES

LEASES

      The Company has operating leases that cover a parking garage and various office and gaming equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

FOR THE YEARS ENDED DECEMBER 31,
2005                                         $2,758,034
2006                                          2,597,540
2007                                          2,418,089
2008                                          2,085,156
2009                                          1,883,904
Thereafter                                    2,413,870
                                            -----------
Total minimum payments required             $14,156,593
                                            ===========

      Included in the above minimum rental payment schedule are the future minimum rental payments that we are obligated to pay to BHPA, from whom we rent a parking garage. The Company and Trump Indiana have each entered into parallel operating lease agreements with BHPA. Each of the lease agreements call for The Company and Trump Indiana to make monthly lease payments. However, each party is entitled to a credit of 50% of such payment if the other party makes its monthly payment. In the above future minimum rental payment schedule, the BHPA operating lease is shown net of the 50% credit.

      Rent expense for the years ended December 31, 2004, 2003 and 2002 was $6.4 million, $6.9 million and $6.3 million, respectively. These amounts exclude rent expense related to Fitzgeralds Black Hawk, which was $1.1 million, $1.1 million and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

      In July 2004, a former employee of Majestic Star filed a complaint against the M/V Majestic Star in the U.S. District Court, Northern District of Indiana on behalf of himself and a class of other similarly situated employees to obtain a maritime lien for back wages for overtime hours worked while employed with Majestic Star plus all other relief to which they may be entitled under the Fair Labor Standards Act ("FLSA") and the Maritime Lien Act. On October 1, 2004, the Company moved to dismiss the complaint for insufficiency of service of process under both the Federal Rules of Civil Procedure and the Supplemental Rules of Civil Procedure relating to Maritime claims. On November 10, 2004, the Court denied the Company's Motion to Dismiss for Insufficiency of Service of Process; however, it reserved ruling on whether the complaint was properly served under the Supplemental Rules of Civil Procedure relating to Maritime claims. On November 13, 2004, the plaintiffs moved for leave to amend their complaint to add The Majestic Star Casino, LLC as an additional defendant and on December 3, 2004, moved for leave to file a third amended complaint to add four individuals (all of whom had previously filed consents to join the lawsuit) as plaintiffs to the action and to add a Fair Labor Standards Act claim against the Company. On December 30, 2004, the Company filed a Response in Opposition to Plaintiffs' Motion for Leave to File a Second and Third Amended Complaint and Alternatively to Dismiss the Complaint under Rule 12(b)(1) and 12(b)(6). The plaintiffs have filed an opposition to the Company's motion to dismiss and the Company has filed a reply in response thereto. On January 25, 2005, the Magistrate Judge presiding over the case entered an order granting plaintiffs leave to file their third amended complaint, but did not rule on the Company's motion to dismiss. There could be potentially 23 seamen who qualify for the class. A pretrial conference has been set for April 25, 2005. It is too early to determine the likelihood of an unfavorable outcome to the Company.

      In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The former owner of Fitzgeralds Tunica was dismissed from the case in 2003. On May 6, 2004, the Court awarded the plaintiff $312,000, which sum represents back pay, emotional distress and punitive damages, plus an additional sum for reasonable attorney fees. A notice of appeal has been filed on behalf of Barden Mississippi with the United States District Court of Appeals for the Fifth Circuit and the Company has posted a supersedes bond in the amount of $0.4

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million. All appellate briefs have been filed. There is no set date by which the appeals court is required to issue a decision. Our insurance carrier has agreed to extend coverage over the entire claim except for the amount relating to punitive damages and has agreed to share past and current expenses with the Company. The Company has established a liability of approximately $253,000 representing its best estimate of the amount not covered by insurance for the award, the estimated plaintiff's attorney fees and the Company's attorney fees. The parties are engaged in settlement discussions; however, should they be unable to reach an agreement, the Company will continue to vigorously prosecute its appeal.

      In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against several Tunica-area casino owners and operators, including Barden Mississippi, alleging violation of federal and state antitrust laws, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. The litigation is in the discovery phase and the case is currently set for trial beginning August 22, 2005. The Company intends to vigorously defend against this lawsuit; however, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations.

INCOME TAX MATTER

      The Majestic Star Casino, LLC has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). On September 7, 2004, the Department assessed Barden Development, Inc., the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for the fiscal year 2003 or the period to date of fiscal year 2004. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation ("Aztar") that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review the Indiana Tax Court's decision, and thus, the Indiana Tax Court's opinion in the Aztar case is controlling precedent. On October 5, 2004, the Department sent a letter to the Company indicating that it considers the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Majestic Star Casino, LLC is a limited liability company, and as such, it is a pass through entity for federal and state tax purposes, and therefore, it is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. In addition, the Company will continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in Aztar.

      The Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility, allow the Company to make distributions to its member for tax purposes. Accordingly, should the Company's member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member's Deficit. The Company does not intend to make any distributions until it has fully evaluated its options with its member and parent, Barden Development, Inc.

PROPERTY TAXES

      During January 2004, Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana. The valuation assessment was part of a countywide reassessment, which is retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared that the method of property assessment previously used was unconstitutional.

      BHR, the Company's joint venture with Trump, also received a notice of final assessed value of its real property. Similarly BHPA the owner of a parking garage for which Majestic Star is a lessee under an operating lease, received a notice reflecting final assessed values. Majestic Star, through the joint venture agreement and the operating lease agreement, would be liable for its portion of BHR's and BHPA's property tax liabilities.

      Based on the property tax assessments and tax rates issued during 2004, Majestic Star increased its accrual for real property taxes on its vessel and its proportionate share of liability for BHPA and BHR, and at December 31, 2004, the accrual related to the twelve-month periods ended December 31, 2004 and 2003 for property taxes owed directly or indirectly by Majestic Star is $7.3 million. Majestic Star anticipates paying its 2003 tax bill in 2005. Majestic Star, BHR and BHPA have not received property tax bills for the years 2003 and 2004 and the accrual of $7.3 million at December 31, 2004 is therefore an estimate based on information currently available.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      In June 2003, the Indiana legislature clarified the start date of the graduated wagering tax structure associated with the implementation of dockside gaming. Previously, the start date for the computation of cumulative adjusted gross receipts from gaming revenues ("AGR") under the graduated tax structure was August 1, 2002 for seven riverboat casinos that implemented dockside gaming with flexible scheduling on that date; and August 5, 2002, for three riverboat casinos that implemented dockside gaming with flexible scheduling on that date. The Indiana legislature's clarification requires riverboat casinos to begin recognizing gaming tax liabilities for cumulative AGR under the graduated tax structure starting on July 1, 2002 irrespective of when they implemented dockside gaming. In addition, the State of Indiana's position is that no credit be provided to the casino riverboats for taxes paid at the 22.5% rate. As a result of the "Retroactive Dockside Tax," the Indiana Department of Revenue has assessed an additional $2.1 million of gaming taxes due from Majestic Star. Majestic Star took a charge in June 2003 for this assessment and paid the $2.1 million assessment in two equal installments as required on July 1, 2003 and July 1, 2004.

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

OTHER CONTINGENCIES

      The Company and Trump have each entered into parallel operating lease agreements with Buffington Harbor Parking Associates, LLC ("BHPA"), each having a term until December 31, 2018. The gross rental payments are designed to provide BHPA with sufficient funds to service its debt over the life of the lease agreement. The operating lease agreement calls for the Company and

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trump to make monthly lease payments for the full monthly amount due BHPA, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment. Since the inception of the lease, neither the Company nor Trump has had to make a payment greater than 50% of the required rent.

      On November 22, 2004, Trump Hotels and Casino Resorts, Inc. ("THCR"), the parent of Trump, entered into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Since that time, THCR has been operating as a debtor in possession of its assets, and Trump has continued to pay its monthly obligations under both the BHR operating and BHPA lease agreements.

EMPLOYMENT AGREEMENTS

      Mr. Don H. Barden serves as the Company's Chairman, President and Chief Executive Officer, and President of BDI and currently receives annual compensation of $600,000 as an employee, pursuant to a letter agreement dated October 22, 2001, as amended January 1, 2005, with The Majestic Star Casino, LLC. Mr. Barden is also President of BDI, the manager of the Company. The Company pays life insurance premiums on policies with a value of $5.0 million and provides Mr. Barden with an auto allowance.

      Mr. Jon Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement dated October 21, 2002, as previously amended on April 20, 2004 and December 20, 2004 and extended until January 20, 2006. Under this agreement, Mr. Bennett will receive base compensation of $275,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the Compensation Committee established within the Company's Board of Directors. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Company's 401(k) plan. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of the current amendment to his employment agreement.

LETTER OF CREDIT/SURETY BOND

      As part of a self-insured worker's compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheets (see Note 3).

      To secure payment of claims under the worker's compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $1.25 million. This letter of credit is secured by restricted cash (see Note 3).

      The State of Mississippi has required Fitzgeralds Tunica to post surety bonds as security for current and future sales and gaming revenue tax obligations. Fitzgeralds Tunica has four surety bonds; a $0.6 million bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guaranties of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guaranties, the Company will be obligated to reimburse Mr. Barden for any such payments.

      The Company has posted an appeal bond in the amount of $0.4 million in order to proceed with its appeal regarding the unfavorable ruling against the Company by the U.S. District Court for the Northern District of Mississippi (see Legal Proceedings within this Note 15). This bond is secured by a letter of credit. Investor Holdings in turn has restricted $0.4 million of its cash to secure the letter of credit.

NOTE  16. RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES

      In January 2002, the Company made a $200,000 employee loan to Mr. Michael Kelly, formerly the Executive Vice President and Chief Operating Officer of the Company. This loan bore no interest and was due and payable in full in January 2005. In both March 2003 and March 2004, Mr. Kelly paid $67,000 in accordance with the loan agreement. In August 2004, Mr. Kelly's employment with the Company was ended. The remaining $66,000 due on the loan was satisfied upon payment of the final compensation payment due Mr. Kelly.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      During the years ended December 31, 2004, 2003 and 2002, we incurred rent expense payable to BHPA totaling $2.2 million, $2.1 and $1.0 million, respectively. As of December 31, 2004 and 2003, our accrued rent payable to BHPA was $1.1 million and $0.7 million, respectively.

INCOME TAX DISTRIBUTIONS

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

      During the year ended December 31, 2004, Majestic Star made distributions totaling $5.3 million to BDI pursuant to the Manager Agreement.

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

      In December 2001, Majestic Investor Holdings entered into a LLC Manager Agreement with BDI to provide for, among other things, BDI to act as its manager (the "Majestic Investor Holdings Manager Agreement"). Distributions to BDI under the Majestic Investor Holdings Manager Agreement were limited under the terms of the Majestic Investor Holdings Indenture. The distributions for each fiscal quarter could not exceed 1% of net revenues plus 5% of Majestic Investor Holdings' consolidated cash flow (as defined in the Majestic Investor Holdings Indenture) for the immediately preceding fiscal quarter and could not be paid if Majestic Investor Holdings was in default under the Majestic Investor Holdings Indenture or if Majestic Investor Holdings did not meet certain financial ratios as provided in such indenture.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      During the nine months ended September 30, 2003, Majestic Investor Holdings made distributions totaling $2.6 million to BDI in accordance with the Majestic Investor Holdings Manager Agreement related to the fourth quarter of 2002 and the six months ended June 30, 2003.

      Prior to October 7, 2003, Majestic Star and Investor Holdings made manager distributions as governed by the requirements of Majestic Star's 10 7/8% notes and Investor Holdings' 11.653% notes. Manager distributions for 2003 and 2002 were $5.0 million and $5.5 million, respectively.

BARDEN NEVADA EXPENSE SHARING AGREEMENT

      Concurrent with the consummation of the offering of the 9 1/2% senior secured notes, we entered into an expense sharing agreement with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to us in the amount of the greater of (i) $500,000 per year or (ii) the actual amount of certain specified expenses incurred by us in connection with providing management services to Barden Nevada. In 2004, Majestic Star charged Barden Nevada $1.1 million under the expense sharing agreement.

NOTE  17. SEGMENT INFORMATION

      The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates three properties as follows: a riverboat casino located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties").

      The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (in Tunica, Mississippi only), and food and beverage.

      The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 3 to the audited financial statements. There are minimal inter-segment sales.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      A summary of the Properties' operations by business segment for the years ended December 31, 2004, 2003 and 2002 and a summary of the Properties' assets as of December 31, 2004 and December 31, 2003 are presented below:

                                                                    For the Years Ended
                                                                         December 31,
                                                         -------------------------------------------
                                                                          2003              2002
                                                                      (Restated, See  (Restated, See
                                                            2004          Note 2)         Note 2)
                                                         ---------     -------------  --------------
                                                                      (in thousands)
Net revenues:
    Majestic Star Casino                                 $ 141,057      $ 129,312        $ 127,253
    Fitzgeralds Tunica                                      83,218         83,670           86,001
                                                         ---------      ---------        ---------
Total                                                    $ 224,275      $ 212,982        $ 213,254
                                                         =========      =========        =========

Operating income (loss):

    Majestic Star Casino                                 $  16,394      $  17,135        $  19,250
    Fitzgeralds Tunica                                      11,471         13,022           14,855
    Corporate (1)                                           (3,399)        (3,456)          (2,760)
    Majestic Investor Holdings                                (689)        (2,388)          (2,956)
                                                         ---------      ---------        ---------
Total                                                    $  23,777      $  24,313        $  28,389
                                                         =========      =========        =========
Segment depreciation and amortization:
    Majestic Star Casino                                 $   7,855      $   5,834        $   6,617
    Fitzgeralds Tunica                                       8,858          7,820            7,373
    Majestic Investor Holdings                                 278          2,105            2,597
                                                         ---------      ---------        ---------
Total                                                    $  16,991      $  15,759        $  16,587
                                                         =========      =========        =========
Expenditure for additions to long-lived assets:
    Majestic Star Casino                                 $  28,692      $  12,205        $   5,189
    Fitzgeralds Tunica                                       5,800          4,395            2,549
    Fitzgeralds Black Hawk                                   1,520          1,863            1,177
                                                         ---------      ---------        ---------
Total                                                    $  36,012      $  18,463        $   8,915
                                                         =========      =========        =========

                                                      As of          As of
                                                   December 31,   December 31,
                                                       2004          2003
                                                   ------------   -----------
                                                         (in thousands)
Segment assets:
    Majestic Star Casino (2)                        $ 254,702      $ 260,925
    Fitzgeralds Tunica                                 80,452         84,458
    Fitzgeralds Black Hawk assets retained                348              -
    Fitzgeralds Black Hawk assets held for sale        30,684         30,498
    Majestic Investor Holdings                          2,159          2,107
                                                    ---------      ---------
    Total                                           $ 368,345      $ 377,988
    Less: Intercompany                               (121,968)      (144,773)
                                                    ---------      ---------
Total                                               $ 246,377      $ 233,215
                                                    =========      =========

(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2) The assets of Majestic Star include intercompany receivables from Investor Holdings and Fitzgeralds Black Hawk totaling approximately $121.9 million at December 31, 2004. At December 31, 2003, the assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $144.8 million. Intercompany receivables are eliminated in consolidation.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

      On October 7, 2003 The Majestic Star Casino, LLC issued $260.0 million of 9 1/2% senior secured notes and entered into an $80.0 million credit facility. Under the indenture governing the 9 1/2% senior secured notes and the Loan and Security Agreement for the $80.0 million credit facility, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries.

      Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (a co-issuer of the 9 1/2% senior secured notes but an entity with no operations), the guarantor subsidiaries and our discontinued operations and the eliminating entries necessary to consolidate such entities.

      Our discontinued operations in both our condensed consolidating statements of operations and cash flows for the years ended December 31, 2003 and 2002 contain the operating results and cash activities of Fitzgeralds Las Vegas. Fitzgeralds Las Vegas was spun off to Barden Development, Inc., the Company's parent, on December 31, 2003. In addition, as a result of the July 12, 2004 definitive agreement executed by the Company to sell substantially all the assets, subject to certain liabilities of Fitzgeralds Black Hawk, those assets and liabilities to be sold are included in the condensed consolidating balance sheet as of December 31, 2004 in assets held for sale and liabilities related to assets held for sale (see Note 7). The operations and cash flows of Fitzgeralds Black Hawk are reflected in discontinued operations in the condensed consolidating statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             As of December 31, 2004

                                                The Majestic   The Majestic
                                                Star Casino,    Star Casino    Guarantor          Eliminating           Total
                                                    LLC        Capital Corp.  Subsidiaries          Entries         Consolidated
                                               -------------- -------------- -------------- ---------------------- --------------
ASSETS
Current assets:
   Cash and cash equivalents                   $   8,433,545  $           -  $   5,893,907  $           -          $  14,327,452
   Restricted cash                                   900,000              -      1,640,008              -              2,540,008
   Accounts receivable, net                        1,329,576              -        735,405              -              2,064,981
   Inventories                                        92,303              -        428,182              -                520,485
   Prepaid expenses                                1,575,936              -        636,460              -              2,212,396
   Receivables from related party                    775,722              -         21,799        (82,305) (a)           715,216
   Assets held for sale                                    -              -     30,683,526              -             30,683,526
                                               -------------  -------------  -------------  -------------          -------------
       Total current assets                       13,107,082              -     40,039,287       (82,305)             53,064,064
                                               -------------  -------------  -------------  -------------          -------------

Property, equipment and  improvements, net        78,679,302              -     63,501,914              -            142,181,216
Intangible assets, net                                     -              -      5,229,904              -              5,229,904
Goodwill                                                   -              -      3,997,904              -              3,997,904
Other assets:
   Deferred financing costs, net                   4,947,983              -        413,740              -              5,361,723
   Investment in Buffington Harbor
       Riverboat, LLC                             27,432,270              -              -              -             27,432,270

   Long term receivable - related party          121,884,816              -              -   (121,884,816) (a)                 -
   Other assets                                    8,650,694              -        458,689              -              9,109,383
                                               -------------  -------------  -------------  -------------          -------------
                                                 162,915,763              -        872,429   (121,884,816)            41,903,376
                                               -------------  -------------  -------------  -------------          -------------
       Total Assets                            $ 254,702,147  $           -  $ 113,641,438  $(121,967,121)         $ 246,376,464
                                               =============  =============  =============  =============          =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
   Accounts payable                            $     940,307  $           -  $     811,223  $           -          $   1,751,530
   Other accrued liabilities:
       Payroll and related                         3,216,179              -      3,086,986              -              6,303,165
       Payable to related party                            -              -         82,305        (82,305) (a)                 -
       Interest                                    5,365,530              -        158,189              -              5,523,719
       Progressive jackpot                           891,116              -        823,930              -              1,715,046
       Slot club liabilities                         299,325              -         82,168              -                381,493
       Other accrued liabilities                   9,661,662              -      3,867,565              -             13,529,227
       Liabilities related to assets held for
         sale                                              -              -      2,713,847              -              2,713,847
                                               -------------  -------------  -------------  -------------          -------------
       Total current liabilities                  20,374,119              -     11,626,213        (82,305)            31,918,027
                                               -------------  -------------  -------------  -------------          -------------

Investment in subsidiaries                        35,762,551              -              -    (35,762,551) (b)                 -
Due to related parties                                     -              -    121,884,816   (121,884,816) (a)                 -
Long-term debt, net of current maturities        300,965,000    260,000,000     15,892,960   (260,000,000) (c)       316,857,960
                                               -------------  -------------  -------------  -------------          -------------
       Total liabilities                         357,101,670    260,000,000    149,403,989   (417,729,672)           348,775,987
                                               -------------  -------------  -------------  -------------          -------------

   Member's deficit                             (102,399,523)  (260,000,000)   (35,762,551)   295,762,551  (b)(c)   (102,399,523)
                                               -------------  -------------  -------------  -------------          -------------
       Total liabilities and member's deficit  $ 254,702,147  $           -  $ 113,641,438  $(121,967,121)         $ 246,376,464
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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             As of December 31, 2003

                                                 The Majestic   The Majestic
                                                 Star Casino,    Star Casino    Guarantor          Eliminating           Total
                                                     LLC        Capital Corp.  Subsidiaries          Entries         Consolidated
                                                -------------- -------------- -------------- ---------------------- --------------
ASSETS

Current assets:
   Cash and cash equivalents                    $  10,929,430  $           -  $  11,128,586  $           -          $  22,058,016
   Restricted cash                                    900,000              -        500,000              -              1,400,000
   Accounts receivable, net                         1,544,483              -        668,063              -              2,212,546
   Inventories                                         77,312              -        630,373              -                707,685
   Prepaid expenses                                 1,628,044              -        498,539              -              2,126,583
   Receivables from affiliate                         587,254              -              -       (377,119) (a)           210,135
   Notes receivable due from related parties          133,000              -              -              -                133,000
                                                -------------  -------------  -------------  -------------          -------------
    Total current assets                           15,799,523              -     13,425,561       (377,119)            28,847,965
                                                -------------  -------------  -------------  -------------          -------------

Property, equipment and  improvements, net         54,849,742              -     87,318,189              -            142,167,931
Intangible assets, net                                      -              -      9,249,247              -              9,249,247
Goodwill                                                    -              -      5,922,398              -              5,922,398
Other assets:
   Deferred financing costs, net                    5,734,214              -        554,973              -              6,289,187
   Investment in Buffington Harbor
       Riverboat, LLC                              29,733,593              -              -              -             29,733,593
   Long term receivable - related party           144,395,427              -              -   (144,395,427) (a)                 -
   Other assets                                    10,412,478              -        591,979              -             11,004,457
                                                -------------  -------------  -------------  -------------          -------------
                                                  190,275,712              -      1,146,952   (144,395,427)            47,027,237
                                                -------------  -------------  -------------  -------------          -------------
    Total assets                                $ 260,924,977  $           -  $ 117,062,347  $(144,772,546)         $ 233,214,778
                                                =============  =============  =============  =============          =============

LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
   Accounts payable                             $   5,457,108  $           -  $     930,847  $           -          $   6,387,955
   Payable to related party                                 -              -        377,366       (377,119) (a)               247
   Other accrued liabilities:
       Payroll and related                          2,588,039              -      3,899,068              -              6,487,107
       Interest                                     5,865,514              -        158,189              -              6,023,703
       Progressive jackpot                            608,234              -      2,065,428              -              2,673,662
       Slot club liabilities                                -              -        498,070              -                498,070
       Other accrued liabilities                    8,003,123              -      3,592,542              -             11,595,665
                                                -------------  -------------  -------------  -------------          -------------
    Total current liabilities                      22,522,018              -     11,521,510       (377,119)            33,666,409
                                                -------------  -------------  -------------  -------------          -------------

Investment in subsidiaries                         54,611,421              -              -    (54,611,421) (b)                 -
Due to related parties                                      -              -    144,395,427   (144,395,427) (a)                 -
Long-term debt, net of current maturities         285,958,493    260,000,000     15,756,831   (260,000,000) (c)       301,715,324
                                                -------------  -------------  -------------  -------------          -------------
    Total liabilities                             363,091,932    260,000,000    171,673,768   (459,383,967)           335,381,733
                                                -------------  -------------  -------------  -------------          -------------

   Member's Deficit                              (102,166,955)  (260,000,000)   (54,611,421)   314,611,421  (b)(c)   (102,166,955)
                                                -------------  -------------  -------------  -------------          -------------
    Total liabilities and member's deficit      $ 260,924,977  $           -  $ 117,062,347  $(144,772,546)         $ 233,214,778
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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2004

                                                The Majestic  The Majestic
                                                Star Casino,   Star Casino   Guarantor    Discontinued   Eliminating     Total
                                                    LLC       Capital Corp. Subsidiaries  Operation (b)  Entries (a)  Consolidated
                                               -------------- ------------- ------------- ------------- ------------- -------------
OPERATING REVENUES:
  Casino                                       $ 149,562,121     $     -    $ 86,531,434  $          -  $          -  $236,093,555
  Rooms                                                    -           -       7,673,287             -             -     7,673,287
  Food and beverage                                1,818,506           -       9,418,924             -             -    11,237,430
  Other                                            2,892,189           -       1,268,227             -             -     4,160,416
                                               -------------     -------    ------------  ------------  ------------  ------------
      Gross revenues                             154,272,816           -     104,891,872             -             -   259,164,688
  Less promotional allowances                     13,214,964           -      21,673,867             -             -    34,888,831
                                               -------------     -------    ------------  ------------  ------------  ------------
      Net revenues                               141,057,852           -      83,218,005             -             -   224,275,857
                                               -------------     -------    ------------  ------------  ------------  ------------

OPERATING COSTS AND EXPENSES:
  Casino                                          28,769,304           -      30,645,509             -             -    59,414,813
  Rooms                                                    -           -       1,784,333             -             -     1,784,333
  Food and beverage                                2,063,543           -       3,078,835             -             -     5,142,378
  Other                                              637,209           -         251,391             -             -       888,600
  Gaming taxes                                    42,794,831           -      10,219,459             -             -    53,014,290
  Advertising and promotion                        8,964,510           -       4,943,176             -             -    13,907,686
  General and administrative                      26,697,392           -      12,348,545             -             -    39,045,937
  Corporate expense                                3,399,281           -               -             -             -     3,399,281
  Economic incentive - City of Gary                4,494,170           -               -             -             -     4,494,170
  Depreciation and amortization                    7,855,545           -       9,135,797             -             -    16,991,342
  Loss on investment in Buffington
      Harbor Riverboats, LLC                       2,465,612           -               -             -             -     2,465,612
  (Gain) loss on disposal of assets                  (78,830)          -          28,835             -             -       (49,995)
                                               -------------     -------    ------------  ------------  ------------  ------------
      Total costs and expenses                   128,062,567           -      72,435,880             -             -   200,498,447
                                               -------------     -------    ------------  ------------  ------------  ------------
      Operating income                            12,995,285           -      10,782,125             -             -    23,777,410
                                               -------------     -------    ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income                                     93,210           -          14,176             -             -       107,386
  Interest expense                               (26,717,083)          -      (1,898,273)            -             -   (28,615,356)
  Other non-operating expense                       (201,757)          -               -             -             -      (201,757)
  Equity in net income (loss) of subsidiaries     18,848,871           -       9,950,843             -   (28,799,714)            -
                                               -------------     -------    ------------  ------------  ------------  ------------
      Total other (expense) income                (7,976,759)          -       8,066,746             -   (28,799,714)  (28,709,727)
                                               -------------     -------    ------------  ------------  ------------  ------------

      Income (loss) from continuing operations     5,018,526           -      18,848,871             -   (28,799,714)   (4,932,317)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                      -           -               -     9,950,843             -     9,950,843
                                               -------------     -------    ------------  ------------  ------------  ------------
      Net income                               $   5,018,526     $     -    $ 18,848,871  $  9,950,843  $(28,799,714) $  5,018,526
                                               =============     =======    ============  ============  ============  ============

(a)   To eliminate equity in net income of subsidiaries.

(b) Contained within the discontinued operations are the operations of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets, subject to certain of its liabilities (see Note 7, Discontinued Operations); and, the operations of Fitzgeralds Las Vegas which is not a Guarantor and was spun off to BDI on December 31, 2003.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
          For the Year Ended December 31, 2003 (Restated, See Note 2)

                                        The Majestic    The Majestic
                                        Star Casino,    Star Casino      Guarantor    Discontinued     Eliminating       Total
                                            LLC        Capital Corp.   Subsidiaries   Operation (b)    Entries (a)    Consolidated
                                       --------------  -------------  --------------  -------------   -------------  -------------
OPERATING REVENUES:
    Casino                             $ 136,568,073     $   -        $  84,364,711   $           -   $          -   $ 220,932,784
    Rooms                                          -         -            7,932,811               -              -       7,932,811
    Food and beverage                      1,494,793         -            9,287,136               -              -      10,781,929
    Other                                  2,277,143         -            1,418,730               -              -       3,695,873
                                       -------------     -----        -------------   -------------   ------------   -------------
       Gross revenues                    140,340,009         -          103,003,388               -              -     243,343,397
    Less promotional allowances           11,027,542         -           19,333,602               -              -      30,361,144
                                       -------------     -----        -------------   -------------   ------------   -------------
       Net revenues                      129,312,467         -           83,669,786               -              -     212,982,253
                                       -------------     -----        -------------   -------------   ------------   -------------
OPERATING COSTS AND EXPENSES:
    Casino                                26,952,300         -           30,973,236               -              -      57,925,536
    Rooms                                          -         -            2,552,127               -              -       2,552,127
    Food and beverage                      1,632,438         -            2,768,914               -              -       4,401,352
    Other                                          -         -              468,512               -              -         468,512
    Gaming taxes                          40,167,015         -            9,779,466               -              -      49,946,481
    Advertising and promotion              6,837,262         -            5,461,934               -              -      12,299,196
    General and administrative            24,130,282         -           11,110,380               -              -      35,240,662
    Corporate expense                      2,774,978         -              681,183               -              -       3,456,161
    Economic incentive - City of Gary      4,103,010         -                    -               -              -       4,103,010
    Depreciation and amortization          5,834,078         -            9,925,044               -              -      15,759,122
    Loss on investment in Buffington
       Harbor Riverboats, LLC              2,395,436         -                    -               -              -       2,395,436
    Loss (gain) on disposal of assets        125,919         -               (4,561)              -              -         121,358
                                       -------------     -----        -------------   -------------   ------------   -------------
       Total costs and expenses          114,952,718         -           73,716,235               -              -     188,668,953
                                       -------------     -----        -------------   -------------   ------------   -------------

       Operating income                   14,359,749         -            9,953,551               -              -      24,313,300
                                       -------------     -----        -------------   -------------   ------------   -------------
OTHER INCOME (EXPENSE):
    Interest income                           62,023         -               42,308               -              -         104,331
    Interest expense                     (17,280,924)        -          (14,001,864)              -              -     (31,282,788)
    Loss on bond redemption              (10,007,703)        -          (21,952,380)              -              -     (31,960,083)
    Other non-operating expense             (156,362)        -              (29,212)              -              -        (185,574)
    Equity in net income (loss) of
      subsidiaries                       (30,828,757)        -            5,158,840               -     25,669,917               -
                                       -------------     -----        -------------   -------------   ------------   -------------
       Total other expense               (58,211,723)        -          (30,782,308)              -     25,669,917     (63,324,114)
                                       -------------     -----        -------------   -------------   ------------   -------------

    Loss from continuing operations      (43,851,974)        -          (20,828,757)              -     25,669,917     (39,010,814)

DISCONTINUED OPERATIONS:
    (Loss) income from discontinued
      operations                                   -         -          (10,000,000)      5,158,840              -      (4,841,160)
                                       -------------     -----        -------------   -------------   ------------   -------------

       Net (loss) income               $ (43,851,974)    $   -        $ (30,828,757)  $   5,158,840   $ 25,669,917   $ (43,851,974)
                                       =============     =====        =============   =============   ============   =============

(a)   To eliminate equity in net income (loss) of subsidiaries.

(b) Contained within the discontinued operations are the operations of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets, subject to certain of its liabilities (see Note 7, Discontinued Operations); and, the operations of Fitzgeralds Las Vegas which is not a Guarantor and was spun off to BDI on December 31, 2003.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
          For the Year Ended December 31, 2002 (Restated, See Note 2)

                                        The Majestic   The Majestic
                                        Star Casino,    Star Casino     Guarantor      Discontinued    Eliminating       Total
                                            LLC        Capital Corp.   Subsidiaries    Operation (b)   Entries (a)    Consolidated
                                       --------------  -------------  ---------------  -------------  ------------   -------------
OPERATING REVENUES:
    Casino                             $ 132,599,608    $     -        $  88,200,397   $           -  $         -    $ 220,800,005
    Rooms                                          -          -            8,160,611               -            -        8,160,611
    Food and beverage                      1,623,621          -            9,279,696               -            -       10,903,317
    Other                                  1,941,880          -            1,313,771               -            -        3,255,651
                                       -------------    -------        -------------   -------------  -----------    -------------
       Gross revenues                    136,165,109          -          106,954,475               -            -      243,119,584
    Less promotional allowances            8,912,166          -           20,953,306               -            -       29,865,472
                                       -------------    -------        -------------   -------------  -----------    -------------
       Net revenues                      127,252,943          -           86,001,169               -            -      213,254,112
                                       -------------    -------        -------------   -------------  -----------    -------------
OPERATING COSTS AND EXPENSES:
    Casino                                27,028,364          -           30,344,197               -            -       57,372,561
    Rooms                                          -          -            2,684,354               -            -        2,684,354
    Food and beverage                      1,861,665          -            2,891,536               -            -        4,753,201
    Other                                          -          -              338,510               -            -          338,510
    Gaming taxes                          33,621,349          -           10,496,318               -            -       44,117,667
    Advertising and promotion              7,319,494          -            5,817,730               -            -       13,137,224
    General and administrative            25,158,762          -           11,552,474               -            -       36,711,236
    Corporate expense                      2,193,080          -              566,664               -            -        2,759,744
    Economic incentive - City of Gary      3,980,501          -                    -               -            -        3,980,501
    Depreciation and amortization          6,616,863          -            9,970,505               -            -       16,587,368
    Loss on investment in Buffington
       Harbor Riverboats, LLC              2,424,392          -                    -               -            -        2,424,392
    Gain on disposal of assets                (8,850)         -               (6,542)              -            -          (15,392)
    Pre-opening expenses                           -          -               13,391               -            -           13,391
                                       -------------    -------        -------------   -------------  -----------    -------------
       Total costs and expenses          110,195,620          -           74,669,137               -            -      184,864,757
                                       -------------    -------        -------------   -------------  -----------    -------------

       Operating income                   17,057,323          -           11,332,032               -            -       28,389,355
                                       -------------    -------        -------------   -------------  -----------    -------------
OTHER INCOME (EXPENSE):
    Interest income                           57,962          -              114,662               -            -          172,624
    Interest expense                     (14,318,995)         -          (18,086,650)              -            -      (32,405,645)
    Gain on bond redemption                        -          -               68,957               -            -           68,957
    Other non-operating expense             (141,516)         -              (41,684)              -            -         (183,200)
    Equity in net (loss) income of
      subsidiaries                        (1,339,020)         -            5,273,663               -   (3,934,643)               -
                                       -------------    -------        -------------   -------------  -----------    -------------
       Total other expense               (15,741,569)         -          (12,671,052)              -   (3,934,643)     (32,347,264)
                                       -------------    -------        -------------   -------------  -----------    -------------
       Income (loss) from continuing
         operations                        1,315,754          -           (1,339,020)              -   (3,934,643)      (3,957,909)

DISCONTINUED OPERATIONS:
    Income from discontinued
       operations                                  -          -                    -       5,273,663            -        5,273,663
                                       -------------    -------        -------------   -------------  -----------    -------------

       Net income (loss)               $   1,315,754    $     -        $  (1,339,020)  $   5,273,663  $(3,934,643)   $   1,315,754
                                       =============    =======        =============   =============  ===========    =============

(a)   To eliminate equity in net income (loss) of subsidiaries.

(b) Contained within the discontinued operations are the operations of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets, subject to certain of its liabilities (see Note 7, Discontinued Operations); and, the operations of Fitzgeralds Las Vegas which is not a Guarantor and was spun off to BDI on December 31, 2003.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2004

                                    The Majestic    The Majestic
                                    Star Casino,     Star Casino       Guarantor      Discontinued     Eliminating       Total
                                        LLC          Capital Corp.    Subsidiaries    Operations (a)   Entries (b)    Consolidated
                                   -------------    --------------   -------------    --------------   -----------    -------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:            $  (5,874,882)      $    -        $  17,271,093    $  10,763,843       $ -         $  22,160,054
                                   -------------       ------        -------------    -------------       ---         -------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Increase in restricted cash                  -            -           (1,140,008)               -         -            (1,140,008)
  Acquisition of property and
    equipment                        (28,691,842)           -           (5,800,175)      (1,519,761)        -           (36,011,778)
  Decrease in prepaid leases
    and deposits                          12,683            -                    -                -         -                12,683
  Investment in Buffington
    Harbor Riverboats, LLC              (164,289)           -                    -                -         -              (164,289)
  Proceeds from disposal of
    equipment                            244,580            -               48,456           46,761         -               339,797
                                   -------------       ------        -------------    -------------       ---         -------------
    Net cash used in investing
      activities                     (28,598,868)           -           (6,891,727)      (1,473,000)        -           (36,963,595)
                                   -------------       ------        -------------    -------------       ---         -------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Issuance costs for the
      9-1/2% senior secured
      notes                             (229,507)           -                    -                -         -              (229,507)
    Issuance costs for credit
      facility                           (58,652)           -                    -                -         -               (58,652)
    Proceeds from line of credit      45,251,293            -                    -                -         -            45,251,293
    Repayment of line of credit      (30,244,786)           -                    -                -         -           (30,244,786)
    Cash advances (to) from
      affiliates                      22,510,611            -          (13,010,611)      (9,500,000)        -                     -
    Distribution to Barden
      Development, Inc.               (5,251,094)           -                    -                -         -            (5,251,094)
                                   -------------       ------        -------------    -------------       ---         -------------
Net cash provided by (used in)
financing activities                  31,977,865            -          (13,010,611)      (9,500,000)        -             9,467,254
                                   -------------       ------        -------------    -------------       ---         -------------
Net decrease in cash and cash
  equivalents                         (2,495,885)           -           (2,631,245)        (209,157)        -            (5,336,287)

Cash related to discontinued
  operations                                   -            -                    -       (2,394,277)        -            (2,394,277)

Cash and cash equivalents,
  beginning of period                 10,929,430            -            8,525,152        2,603,434         -            22,058,016
                                   -------------       ------        -------------    -------------       ---         -------------
Cash and cash equivalents,
  end of period                    $   8,433,545       $    -        $   5,893,907    $           -       $ -         $  14,327,452
                                   =============       ======        =============    =============       ===         =============

(a) Contained within the Discontinued Operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 7, Discontinued Operations).

(b)   To eliminate inter-company receivables and payables.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2003

                                      The Majestic    The Majestic
                                      Star Casino,    Star Casino     Guarantor       Discontinued       Eliminating      Total
                                          LLC         Capital Corp.  Subsidiaries   Operations (a)(b)    Entries (c)   Consolidated
                                      ------------    ------------   ------------   -----------------    -----------   ------------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES:           $ 19,736,325        $ -        $  4,608,929      $  7,631,643         $ -        $ 31,976,897
                                      ------------        ---        ------------      ------------        ----        ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Increase in restricted cash             (900,000)         -            (250,000)                -           -          (1,150,000)
  Distribution of cash to Barden
    Development, Inc. from spin-off
    of Barden Nevada Gaming                      -          -                   -        (4,395,606)          -          (4,395,606)
  Acquisition of property and
    equipment                          (12,204,798)         -          (4,395,315)       (1,862,877)          -         (18,462,990)
  Cash paid in excess of historical
    cost for land purchased from
    a related party                       (559,806)         -                   -                 -           -            (559,806)
  Decrease in prepaid leases
    and deposits                           102,417          -                   -                 -           -             102,417
  Investment in Buffington Harbor
       Riverboats, L.L.C                  (295,719)         -                   -                 -           -            (295,719)
  Proceeds from disposal of
    equipment                               14,750          -              55,380             7,024           -              77,154
                                      ------------        ---        ------------      ------------        ----        ------------
     Net cash used in investing
      activities                       (13,843,156)         -          (4,589,935)       (6,251,459)          -         (24,684,550)
                                      ------------        ---        ------------      ------------        ----        ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from issuance of
    9 1/2% notes                       260,000,000          -                   -                 -           -         260,000,000
  Payment of bond redemption by
    parent                            (153,195,427)         -         153,195,427                 -           -                   -
  Payment of premium on early
    extinguishment of debt              (7,069,400)         -         (12,192,930)                -           -         (19,262,330)
  Payment of senior secured notes
    issuance costs                      (4,420,000)         -                   -                 -           -          (4,420,000)
  Payment of credit facility
    issuance costs                      (1,583,162)         -                   -                 -           -          (1,583,162)
  Cash paid for redemption of
    11.653% notes                                -          -        (135,477,000)                -           -        (135,477,000)
  Cash paid for redemption of
    10-7/8% notes                     (130,000,000)         -                   -                 -           -        (130,000,000)
  Proceeds from line of credit          28,000,000          -                   -                 -           -          28,000,000
  Repayment of line of credit           (2,041,507)         -                   -                 -           -          (2,041,507)
  Repayment of note from
   related party                            67,000          -                   -                 -           -              67,000
  Cash advances (to) from
   affiliates                            9,100,000          -          (2,200,000)       (5,900,000)          -           1,000,000
  Distribution to Barden
    Development, Inc.                   (2,385,300)         -          (3,679,913)                -           -          (6,065,213)
                                      ------------        ---        ------------      ------------        ----        ------------
    Net cash used in financing
      activities                        (3,527,796)         -            (354,416)       (5,900,000)          -          (9,782,212)
                                      ------------        ---        ------------      ------------        ----        ------------
Net increase (decrease) in
  cash and cash equivalents              2,365,373          -            (335,422)       (4,519,816)          -          (2,489,865)
Cash and cash equivalents,
  beginning of period                    8,564,057          -           8,860,574         7,123,250           -          24,547,881
                                      ------------        ---        ------------      ------------        ----        ------------

Cash and cash equivalents, end
  of period                           $ 10,929,430        $ -        $  8,525,152      $  2,603,434         $ -        $ 22,058,016
                                      ============        ===        ============      ============         ===        ============

(a) Contained within the Discontinued Operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 7, Discontinued Operations).

(b) Contained within Discontinued Operations are the cash flow activities of Fitzgeralds Las Vegas, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003 (see Note 7, Discontinued Operations).

(c)   To eliminate inter-company receivables and payables.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2002

                                       The Majestic    The Majestic
                                       Star Casino,     Star Casino    Guarantor      Discontinued     Eliminating       Total
                                           LLC         Capital Corp.  Subsidiaries  Operations (a)(b)  Entries (c)    Consolidated
                                       ------------    ------------   ------------  ----------------- ------------    ------------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES:            $  8,960,224        $ -        $   (391,203)   $  9,700,200    $  3,035,502    $ 21,304,723
                                       ------------        ---        ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition related costs                       -          -            (986,158)              -               -        (986,158)
  Increase in restricted cash                     -                       (250,000)              -               -        (250,000)
  Proceeds from seller for
    purchase price adjustment                     -          -           3,800,000               -               -       3,800,000
  Acquisition of property and
    equipment                            (5,188,766)         -          (2,549,049)     (2,658,407)              -     (10,396,222)
  Increase in prepaid leases
    and deposits                           (113,186)         -                                   -               -        (113,186)
  Investment in Buffington
    Harbor Riverboats, L.L.C               (358,918)         -                   -               -               -        (358,918)
  Proceeds from disposal of
    equipment                                 8,850          -               6,542          37,725               -          53,117
                                       ------------        ---        ------------    ------------    ------------    ------------
     Net cash (used in)
       provided by investing
       activities                        (5,652,020)         -              21,335      (2,620,682)              -      (8,251,367)
                                       ------------        ---        ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Issuance costs for the
     11.653% senior secured notes                 -          -          (1,523,568)              -               -      (1,523,568)
   Cash paid for redemption
     of 11.653% senior secured notes              -          -            (759,038)              -               -        (759,038)
   Proceeds from line of credit                   -          -           2,500,000               -               -       2,500,000
   Repayment of line of credit                    -          -          (9,000,000)              -               -      (9,000,000)
   Cash received from (advanced to)
    affiliates                                    -          -          11,606,547      (8,571,045)     (3,035,502)              -
   Repayment of long term debt                    -          -                   -        (139,331)              -        (139,331)
   Distribution to Barden
     Development, Inc.                   (2,964,623)         -          (2,544,206)              -               -      (5,508,829)
                                       ------------        ---        ------------    ------------    ------------    ------------
     Net cash used in financing
       activities                        (2,964,623)         -             279,735      (8,710,376)     (3,035,502)    (14,430,766)
                                       ------------        ---        ------------    ------------    ------------    ------------
Net increase (decrease) in cash and
  cash equivalents                          343,581          -             (90,133)     (1,630,858)              -      (1,377,410)

Cash and cash equivalents, beginning
   of period                              8,220,476          -           8,950,707       8,754,108               -      25,925,291
                                       ------------        ---        ------------    ------------    ------------    ------------
Cash and cash equivalents, end
  of period                            $  8,564,057        $ -        $  8,860,574    $  7,123,250    $          -    $ 24,547,881
                                       ============        ===        ============    ============    ============    ============

(a) Contained within the Discontinued Operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 7, Discontinued Operations).

(b) Contained within Discontinued Operations are the cash flow activities of Fitzgeralds Las Vegas, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003 (see Note 7, Discontinued Operations).

(c)   To eliminate inter-company receivables and payables.

SCHEDULE II

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                       Balance at    Charged to      Charged to                    Balance at
                                       beginning      costs and        other                          end
          Descriptions                  of year        expenses       accounts    Deductions        of year
--------------------------------       ----------    ----------      ----------  -----------       ----------
Allowance for doubtful accounts:

Year ended December 31, 2002            359,702        449,335         50,358    486,706            372,689

Year ended December 31, 2003            372,689        205,709          4,758    324,610 (a)        258,546

Year ended December 31, 2004            258,546        535,782              -    177,288 (b)        617,040

(a) Fitzgeralds Las Vegas' allowance for doubtful account balances and transactions are included in the amounts listed above for the year ended December 31, 2002, but is not included for the year ended December 31, 2003, since the spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. The allowance for doubtful accounts 2003 beginning balance totaling $101,356 for Fitzgeralds Las Vegas was deducted from the above schedule and is included in the $324,610 in the deductions column for the year 2003.

(b) Fitzgeralds Black Hawk's allowance for doubtful account balances and transactions are included in the amounts listed above for the years ended December 31, 2002 and 2003, but are not included for the year ended December 31, 2004, since the asset sale agreement was signed July 12, 2004. The allowance for doubtful accounts 2004 beginning balance totaling $13,334 for Fitzgeralds Black Hawk was deducted from the above schedule and is included in the $177,288 in the deductions column for the year 2004.

                         Report of Independent Auditors

Members
Buffington Harbor Riverboats, L.L.C.

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. as of December 31, 2004 and 2003, and the related statements of operations, members' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.




February 28, 2005
                                                           /s/ Ernst & Young LLP

                      Buffington Harbor Riverboats, L.L.C.

                                 Balance Sheets



                                                                          DECEMBER 31
                                                                  2004               2003
                                                              --------------------------------
ASSETS
Current assets:
   Cash                                                       $   311,052          $    82,639
   Trade receivables                                               32,723               56,626
   Inventory                                                       95,707              186,768
   Prepaid expenses and other current assets                      261,621              241,824
   Due from members                                             1,843,853            4,527,999
                                                              --------------------------------
Total current assets                                            2,544,956            5,095,856

Property, plant, and equipment, net                            57,199,307           61,881,975

Other assets                                                       82,359              101,248
                                                              --------------------------------
Total assets                                                  $59,826,622          $67,079,079
                                                              ================================

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Current portion of capital lease obligations               $    83,788          $    71,152
   Accounts payable                                               838,069            1,414,654
   Accrued expenses                                               443,772              390,012
   Accrued property taxes                                       3,291,748            5,347,584
                                                              --------------------------------
Total current liabilities                                       4,657,377            7,223,402

Capital lease obligations, net of current portion                 304,704              388,491
Members' capital                                               54,864,541           59,467,186
                                                              --------------------------------
Total liabilities and members' capital                        $59,826,622          $67,079,079
                                                              ================================



See accompanying notes.

                      Buffington Harbor Riverboats, L.L.C.

                            Statements of Operations



                                                          YEAR ENDED DECEMBER 31
                                             2004                    2003                 2002
                                        ----------------------------------------------------------
Revenues:
   Food and beverage                    $         --           $    757,381           $  1,343,800
   Related party                          10,500,908             16,827,528             13,988,248
   Other                                     644,549                849,718                763,317
                                        ----------------------------------------------------------
Net revenues                              11,145,457             18,434,627             16,095,365

Cost and expenses:
   Food and beverage                       1,161,267              1,732,499              2,646,737
   General and administrative              9,805,323             16,495,832             13,026,312
   Depreciation                            4,897,362              4,788,031              4,848,501
   Other                                     180,931                203,724                368,375
                                        ----------------------------------------------------------
                                          16,044,883             23,220,086             20,889,925
                                        ----------------------------------------------------------
Loss from operations                      (4,899,426)            (4,785,459)            (4,794,560)

Interest (expense) income, net               (31,799)                (5,409)               (54,303)
                                        ----------------------------------------------------------
Net loss                                $ (4,931,225)          $ (4,790,868)          $ (4,848,863)
                                        ==========================================================



See accompanying notes.

                      Buffington Harbor Riverboats, L.L.C.

                         Statements of Members' Capital



                                                                            MEMBER             RETAINED
                                                                         CONTRIBUTIONS          DEFICIT                   TOTAL
                                                                        ---------------------------------------------------------
Balance, December 31, 2001                                              $101,316,444          $(33,518,795)          $ 67,797,649
   Capital contributions made by Trump Indiana, Inc.                         358,918                    --                358,918
   Capital contributions made by The Majestic Star Casino, LLC               358,918                    --                358,918
   Net loss                                                                       --            (4,848,863)            (4,848,863)
                                                                        ---------------------------------------------------------
Balance, December 31, 2002                                               102,034,280           (38,367,658)            63,666,622
   Capital contributions made by Trump Indiana, Inc.                         295,716                    --                295,716
   Capital contributions made by The Majestic Star Casino, LLC               295,716                    --                295,716
   Net loss                                                                       --            (4,790,868)            (4,790,868)
                                                                        ---------------------------------------------------------
Balance, December 31, 2003                                               102,625,712           (43,158,526)            59,467,186
   Capital contributions made by Trump Indiana, Inc.                         164,290                    --                164,290
   Capital contributions made by The Majestic Star Casino, LLC               164,290                    --                164,290
   Net loss                                                                       --            (4,931,225)            (4,931,225)
                                                                        ---------------------------------------------------------
Balance, December 31, 2004                                              $102,954,292          $(48,089,751)          $ 54,864,541
                                                                        =========================================================



See accompanying notes.

                      Buffington Harbor Riverboats, L.L.C.

                            Statements of Cash Flows



                                                                       YEAR ENDED DECEMBER 31
                                                               2004             2003             2002
                                                         ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(4,931,225)    $ (4,790,868)    $ (4,848,863)
Adjustments to reconcile net loss to net cash flows
  provided by operating activities:
   Depreciation                                               4,897,362        4,788,031        4,848,501
   Loss on disposal of fixed assets                              32,476               --           10,861
   Changes in operating assets and liabilities:
    Decrease in trade receivables                                23,903           36,161          (66,773)
    Decrease (increase) in inventory                             91,061           (5,476)         129,056
    Increase in prepaid expenses and other current
     assets                                                     (19,797)        (124,873)          11,042
    Decrease in other assets                                     18,889            7,166            3,064
    (Decrease) increase in accounts payable                    (576,585)         701,778          277,551
    (Decrease) increase in accrued expenses and accrued
     property taxes                                          (2,002,076)       4,302,270         (316,779)
    Decrease (increase) in due from members                   2,684,146       (4,879,166)        (207,302)
                                                            ---------------------------------------------
Net cash flows provided by operating activities                 218,154           35,023         (159,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net               (247,170)        (594,321)        (825,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions, net                                      328,580          591,432          717,836
Principal payments under capital lease obligations              (71,151)              --               --
                                                            ---------------------------------------------
Net cash flows provided by financing activities                 257,429          591,432          717,836
                                                            ---------------------------------------------
Net increase in cash                                            228,413           32,134         (267,141)

Cash at beginning of year                                        82,639           50,505          317,646
                                                            ---------------------------------------------
Cash at end of year                                         $   311,052     $     82,639     $     50,505
                                                            =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Equipment obtained through capital lease                    $        --     $    459,643     $         --
                                                            =============================================



See accompanying notes.

                      Buffington Harbor Riverboats, L.L.C.

                          Notes to Financial Statements

                                December 31, 2004

1.   ORGANIZATION AND OPERATIONS

Trump Indiana, Inc. (Trump Indiana) and The Majestic Star Casino, LLC (Barden), the two holders of certificates of suitability for the Gary, Indiana riverboat casinos, formed Buffington Harbor Riverboats, L.L.C. (BHR or the Company) on September 27, 1995 and have entered into an agreement (the BHR Agreement) relating to the joint ownership, development, and operation of all common land-based and waterside operations in support of the Trump Indiana and Barden riverboat casinos. Under the BHR Agreement, BHR acquired property and constructed common roadways, utilities, and other infrastructure improvements on BHR's property.

The BHR Agreement terminates on December 31, 2035, but may be extended through Trump Indiana's and Barden's mutual consent.

The BHR Agreement provides the framework for the operations of BHR. BHR relies on the continued financial support of Trump Indiana and Barden in order to support its operating activities and to meet its current working capital obligations.

On November 21, 2004, Trump Hotels & Casino Resorts, Inc. (THCR) and substantially all of its subsidiaries including Trump Indiana, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. On December 15, 2004, THCR filed a Plan of Reorganization and the related Disclosure Statement containing the terms of the proposed financial restructuring plan with the Bankruptcy Court. During the bankruptcy period, Trump Indiana has maintained its normal business operations and continues to maintain its capacity under the BHR Agreement. The BHR Agreement specifies that if at any time one of the partners were to become insolvent, the other partner would be required to maintain full support of BHR's operating activities and to meet BHR's working capital obligations.

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

                      Buffington Harbor Riverboats, L.L.C.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December of 2003, BHR entered into an agreement to outsource its food services to a third party. All related revenues from food and beverage sales during 2004 were recognized by this third party.

ADVERTISING COSTS

Included in the land-based and waterside operations is the advertising of joint venture interests. BHR expenses advertising costs as incurred. Advertising costs were approximately $290,000, $252,000, and $291,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

                      Buffington Harbor Riverboats, L.L.C.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were no impairments during the years ended December 31, 2004 and 2003. BHR took a loss on impairment charge of $18,694 in 2002 to record the disposal of assets no longer operable and in use, in compliance with SFAS No. 144.

3.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

                                                   2004            2003
                                              ----------------------------------
Land and land improvements                    $ 34,500,080     $ 34,500,080
Building and improvements                       41,346,655       41,205,469
Harbor improvements                             19,573,497       19,564,697
Furniture, fixtures, and equipment               8,260,014        8,625,177
Construction-in-progress                            75,919           50,476
                                              -----------------------------
                                               103,756,165      103,945,899
Less accumulated depreciation                   46,556,858       42,063,924
                                              -----------------------------
Total property, plant, and equipment, net     $ 57,199,307     $ 61,881,975
                                              =============================


Depreciation expense, which includes amortization of assets recorded under capital lease obligations, was $4,897,362, $4,788,031, and $4,848,501 for the years ended December 31, 2004, 2003, and 2002, respectively.

                      Buffington Harbor Riverboats, L.L.C.

4.   LEASES

During the year ended December 31, 2003, BHR acquired equipment through a capital lease with a vendor. The lease had no stated interest rate so the Company has imputed interest at a rate of 8%. A summary of payments due under the capital lease obligation is as follows:

          2005                                         $  111,839
          2006                                            111,839
          2007                                            111,839
          2008                                            111,839
          2009                                              9,320
                                                       ----------
                                                          456,676
          Amounts representing interest                   (68,184)
                                                       ----------
                                                          388,492
          Current portion                                 (83,788)
                                                       ----------
          Long-term portion                            $  304,704
                                                       ==========


5.   EMPLOYEE BENEFIT PLAN

BHR sponsors a defined contribution benefit plan for substantially all employees who meet certain eligibility criteria. BHR matches employee contributions up to 50% of the first 5% of base compensation that a participant contributes to the plan. Total contributions to the plan were approximately $26,000, $31,000, and $124,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

6.   COMMITMENTS AND CONTINGENCIES

INDIANA GAMING REGULATIONS

The ownership and operation of riverboat gaming operations in Indiana are subject to state regulation under the Riverboat Gambling Act (Act) and the administrative rules promulgated thereunder. The Indiana Gaming Commission (IGC) is empowered to administer, regulate, and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming- and nongaming-related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and

                      Buffington Harbor Riverboats, L.L.C.

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDIANA GAMING REGULATIONS (CONTINUED)

supplier licensees, but also their entity qualifiers and intermediary and holding companies. Indiana regulations continue to be revised and adopted by the IGC. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of BHR, Trump Indiana, and Barden.

OTHER

BHR is currently undergoing a sales and use tax examination by the Indiana Department of Revenue for the tax years 2002 to 2003 and although the outcome of this examination is not complete, BHR believes there will be no material impact to its financial condition or results of operations.

During January 2004, BHR received a reassessment notice that increased the valuation of its property in Lake County, Indiana where BHR is located. The valuation assessments were a part of a county-wide reassessment, and these reassessments were effective as of March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used as unconstitutional. Although the valuation was received by BHR prior to issuance of its December 31, 2003 financial statements, the tax rate had not yet been set for Lake County. For 2003 financial statement purposes, BHR calculated its property tax liability by multiplying the new 2002 valuation by the 2001 tax rate which was the most recent legislative rate in place. This resulted in a substantially larger amount of property tax accrued for each of the years ended December 31, 2002 and 2003. During 2004, the Company received the 2002 property tax rates and paid the tax bills related to 2002 during July of 2004. There was a decrease in the property tax rate from 2001 to 2002 due to the significant upward revisions in the assessed values for the 2002 property tax year. The Company has not yet received property tax bills for the years ended December 31, 2003 or 2004. The 2003 property tax rates were legislated and published during the first quarter of 2005. The Company has developed its 2003 property tax accruals at December 31, 2004 based on the assessed values effective for the 2002 bills multiplied by the published tax rates for 2003. As 2004 rates have not yet been legislated, the Company developed its 2004 property taxes payable at the 2003 legislated rates with an assumed rate increase. The Company believes that an assumed increase in rates is reasonable for the 2004 tax year as it anticipates no significant upward revisions to the assessed values. As a result of the above, BHR recorded property tax (credit)/expense of ($862,000) and $5,144,000 for the years ended December 31, 2004 and 2003, respectively.

                      Buffington Harbor Riverboats, L.L.C.

OTHER (CONTINUED)

The majority of BHR's employees are covered by a collective bargaining agreement. Such agreement expired in October 2004 and is still in negotiations. Management believes the agreement will be renewed with no material impact to its financial condition or results of operations.