Form 10-Q/A
period 2004-03-31
MAJESTIC STAR CASINO LLC
filed 2005-05-13
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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
Not applicable                      Not applicable

EXPLANATORY NOTE

         On March 15, 2005, our Board of Directors decided to restate the Company's accompanying financial statements.

         The Company has determined that cash-based promotional ("CBP") activities should be presented as a reduction of gross revenues. Such CBP activities had previously been recorded as casino expense. Periodically, the Company offers various CBP programs to its casino customers. Generally these CBP programs are based upon the rated or tracked play of our customers. These CBP programs can range in value and timing, and are offered at the sole discretion of the Company's management. The Company's CBP programs are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the customer must be physically present to receive the cash promotional award and the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed, in accordance with Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer."

         The restatement reduces both previously reported net revenues and operating expenses (by a like amount each period) and therefore affects only the presentation of these activities within the consolidated statement of operations. The restatement has no impact on previously reported consolidated operating income, net income (loss) or any element of the Company's consolidated balance sheets or consolidated statements of cash flows. In addition, the change in presentation has no impact on compliance with any financial covenants under the $80.0 million credit facility or the indenture governing the $260.0 million of 9 1/2% senior secured notes.

         This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, initially filed with the Securities and Exchange Commission ("SEC") on May 14, 2004 (the "Original Filing"), is being filed to reflect restatement of the Company's consolidated statement of operations for the quarters ended March 31, 2004 and 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

         For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety (other than exhibits 10.1 and 10.2). However, this Form 10-Q/A only amends and restates Items 1 and 2 of the original filing, in each case, solely the result of, and to reflect, the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The Section 302 certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1 and 31.2, respectively. The
Section 906 Certification is attached to this Form 10-Q/A as exhibit 32.

         Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing date of the original filing or other disclosures necessary to reflect subsequent events have been addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, which are being filed concurrently with the filing of this Form 10-Q/A or will be addressed by any reports filed with the SEC subsequent to the date of this filing.

         We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 1, 2004.

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

PART I            FINANCIAL INFORMATION                                                PAGE NO.
                                                                                       --------
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
                  and December 31, 2003 ...............................................   1

                  Consolidated Statements of Operations for the three months
                  ended March 31, 2004 and 2003 (Unaudited) (As Restated)..............   2

                  Consolidated Statements of Changes in Member's Deficit for the three months ended March 31, 2004 (Unaudited) and the year ended
                  December 31, 2003 ...................................................   3

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2004 and 2003 (Unaudited) .................................   4

                  Notes to Consolidated Financial Statements (As Restated).............   5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................  28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........  42

         Item 4.  Controls and Procedures .............................................  43

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings ...................................................  44

         Item 6.  Exhibits and Reports on Form 8-K ....................................  45

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

                          THE MAJESTIC STAR CASINO, LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          As Restated, See Note 2
                                                                      ------------------------------
                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
OPERATING REVENUES:
    Casino                                                            $ 71,042,503      $ 65,256,203
    Rooms                                                                1,873,837         1,925,669
    Food and beverage                                                    3,344,460         3,220,198
    Other                                                                1,059,644           935,165
                                                                      ------------      ------------
      Gross revenues                                                    77,320,444        71,337,235
    Less promotional allowances                                          9,897,841         8,253,394
                                                                      ------------      ------------
      Net operating revenues                                            67,422,603        63,083,841
                                                                      ------------      ------------

OPERATING COSTS AND EXPENSES:
    Casino                                                              18,237,451        16,505,083
    Rooms                                                                  465,242           602,837
    Food and beverage                                                    1,457,442         1,300,603
    Other                                                                  241,533           252,171
    Gaming taxes                                                        15,184,114        13,575,621
    Advertising and promotion                                            3,749,256         3,701,938
    General and administrative                                          13,425,582         9,319,122
    Corporate expense                                                      805,606           883,187
    Economic incentive - City of Gary                                    1,177,155         1,060,247
    Depreciation and amortization                                        4,499,843         4,396,503
    Loss on investment in Buffington Harbor Riverboats, LLC                612,841           604,021
    Loss on disposal of assets                                               1,055           109,720
                                                                      ------------      ------------
      Total operating costs and expenses                                59,857,120        52,311,053
                                                                      ------------      ------------

      Operating income                                                   7,565,483        10,772,788
                                                                      ------------      ------------

OTHER INCOME (EXPENSE)
    Interest income                                                          5,114            35,742
    Interest expense                                                    (7,058,045)       (7,955,798)
    Other non-operating expense                                            (28,209)          (47,814)
                                                                      ------------      ------------
      Total other expense                                               (7,081,140)       (7,967,870)
                                                                      ------------      ------------

      Income from continuing operations                                    484,343         2,804,918

DISCONTINUED OPERATION
    Income from discontinued operation                                          --           230,299
                                                                      ------------      ------------

      Net income                                                      $    484,343      $  3,035,217
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

    As a result of the acquisition of three additional casino properties in December of 2001 from Fitzgeralds Gaming Corporation and certain of its affiliates, The Majestic Star Casino, LLC is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star") and through its wholly-owned subsidiary, Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings") owns two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi Gaming, LLC", "Barden Mississippi" or "Fitzgeralds Tunica"), Black Hawk, Colorado (casino only) ("Barden Colorado Gaming, LLC", "Barden Colorado" or "Fitzgeralds Black Hawk"), and prior to January 1, 2004, owned a third Fitzgeralds-brand casino-hotel located in Las Vegas, Nevada ("Barden Nevada Gaming, LLC", "Barden Nevada" or "Fitzgeralds Las Vegas"). See Note 3 for further discussion of the spin-off of Fitzgeralds Las Vegas on December 31, 2003.

    The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of the The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating the offering of The Majestic Star Casino, LLC's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. On October 7, 2003, the Company issued $260.0 million 9 1/2% senior secured notes (the "9 1/2% notes") and entered into an $80.0 million credit facility (the "$80.0 million credit facility"). The proceeds from the 9 1/2% notes and $28.0 million from the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase approximately 89.3%, or $135.5 million, of the 11.653% notes (see Note 7 for a further discussion of the debt refinancing and the 9 1/2% notes).

    Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2. RESTATEMENT

    The Company has restated the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003 to reflect a revision in classification of certain cash based promotional ("CBP") activities. During the preparation and audit of the financial statements for the year ended December 31, 2004, the Company reevaluated the accounting treatment of its CBP programs. Periodically, the Company makes various CBP offers to its casino customers. Generally these offers are based upon the rated or tracked play of its customers. These promotions can range in value and timing and are offered at the sole discretion of the Company's management. The Company's CBP activities are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed. The costs related to these CBP programs were previously classified as a casino expense. The restatement affected net revenues and operating expenses, as shown in the accompanying table, by a like amount in each period, but has no impact on consolidated operating income, net income (loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The accompanying tables reconcile the results of operations for the three months ended March 31, 2004 and 2003, as previously reported in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, to the amounts included in the accompanying consolidated financial statements.

                                                                             Impact of restatement
                                                                   for the three months ended March 31, 2004
                                                               -----------------------------------------------
                                                                                                   Amounts
                                                               As originally      Restatement     reported in
                                                                  reported          for CBP       2004 10-Q
                                                                in 2004 10-Q       programs      (As restated)
                                                               --------------   --------------  --------------
Net revenues                                                   $  72,292,669    $  (4,870,066)  $   67,422,603
Costs and expenses                                                64,727,186       (4,870,066)      59,857,120
                                                               -------------    --------------  --------------
Operating income                                                   7,565,483                -        7,565,483
Other income (expense)                                            (7,081,140)               -       (7,081,140)
                                                               -------------    --------------  --------------
Net income                                                     $     484,343    $           -   $      484,343
                                                               =============    ==============  ==============

                                                                             Impact of restatement
                                                                   for the three months ended March 31, 2003
                                                               -----------------------------------------------
                                                                                                   Amounts
                                                               As originally      Restatement     reported in
                                                                  reported          for CBP       2003 10-Q
                                                                in 2003 10-Q       programs      (As restated)
                                                               --------------   --------------  --------------
Net revenues                                                   $  66,856,277    $  (3,772,436)  $   63,083,841
Costs and expenses                                                56,083,489       (3,772,436)      52,311,053
                                                               -------------    --------------  --------------
Operating income                                                  10,772,788                -       10,772,788
Other income (expense)                                            (7,967,870)               -       (7,967,870)
                                                               -------------    --------------  --------------
Income - continuing operations                                     2,804,918                -        2,804,918
Discontinued operations                                              230,299                -          230,299
                                                               -------------    --------------  --------------
Net income                                                     $   3,035,217    $           -   $    3,035,217
                                                               =============    ==============  ==============

NOTE 3. BASIS OF PRESENTATION

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

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROMOTIONAL ALLOWANCES

    Cash incentives related to gaming play are recorded as a reduction of gross revenue. Such amounts totaled $6.1 million and $4.8 million for the three month periods ended March 31, 2004 and 2003. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

                                       For the three months ended March 31,
                                       -------------------------------------
                                            2004                    2003
                                       -------------            ------------
     Rooms                             $     563,667            $    349,146
     Food and Beverage                     2,177,407               2,088,478
     Other                                   121,422                 101,451
                                       -------------            ------------
        Total                          $   2,862,496            $  2,539,075
                                       =============            ===========-

    The estimated retail value of such promotional allowances included in operating revenues for the periods ended March 31, 2004, and 2003 is $3.8 million and $3.4 million, respectively.

    The following schedule lists total cash incentives and the retail cost of rooms, food, beverage, and other, which comprise the total promotional allowances for each of the two quarters ended March 31, 2004 and 2003.

                                                                 As Restated
                                                      ------------------------------------
                                                      For the three months ended March 31,
                                                      ------------------------------------
                                                             2004               2003
                                                      -----------------  -----------------
      Cash based promotional activities                 $  4,981,965       $  4,064,861
      Slot club and other                                  1,098,258            757,746
      Retail cost of rooms, food, beverage and other       3,817,618          3,430,787
                                                        ------------       ------------
         Total Promotional Allowances                   $  9,897,841       $  8,253,394
                                                        ============       ============

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


NOTE 5.  INTANGIBLE ASSETS

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


NOTE 7.  LONG-TERM DEBT


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

    As part of a self-insured workers compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheet (see Note 4).

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

    A summary of the Properties' operations by business segment for the three months ended March 31, 2004 and 2003 and a summary of the Properties' segment assets as of March 31, 2004 are presented below:

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------
                                                          (in thousands)
Net revenues (Restated, See Note 2):
   Majestic Star                                      $ 36,988      $ 33,727
   Fitzgeralds Tunica                                   22,015        21,833
   Fitzgeralds Black Hawk                                8,420         7,524
                                                      --------      --------
Total                                                 $ 67,423      $ 63,084
                                                      ========      ========

Operating income (loss):
   Majestic Star                                      $  2,810      $  6,245
   Fitzgeralds Tunica                                    3,589         4,704
   Fitzgeralds Black Hawk                                2,042         1,373
   Corporate (1)                                          (806)         (883)
   Majestic Investor Holdings                              (70)         (666)
                                                      --------      --------
Total                                                 $  7,565      $ 10,773
                                                      ========      ========

Segment depreciation and amortization:
   Majestic Star                                      $  1,912      $  1,414
   Fitzgeralds Tunica                                    2,060         1,905
   Fitzgeralds Black Hawk                                  458           412
   Majestic Investor Holdings                               70           666
                                                      --------      --------
Total                                                 $  4,500      $  4,397
                                                      ========      ========

Expenditure for additions to long-lived assets:
   Majestic Star                                      $ 25,166      $    923
   Fitzgeralds Tunica                                      444           267
   Fitzgeralds Black Hawk                                   55           249
   Fitzgeralds Las Vegas (2)                                --           547
                                                      --------      --------
Total                                                 $ 25,665      $  1,986
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

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                                         Restated, See Note 2
                                           ----------------------------------------------------------------------------------
                                           The Majestic     The Majestic
                                           Star Casino,      Star Casino      Guarantor       Eliminating           Total
                                                LLC         Capital Corp.   Subsidiaries        Entries          Consolidated
                                           -------------    -------------   -------------    -------------       ------------
OPERATING REVENUES:
    Casino                                 $  39,206,159    $          --   $  31,836,344    $          --       $ 71,042,503
    Rooms                                             --               --       1,873,837               --          1,873,837
    Food and beverage                            487,193               --       2,857,267               --          3,344,460
    Other                                        612,898               --         446,746               --          1,059,644
                                           -------------    -------------   -------------    -------------       ------------
      Gross revenues                          40,306,250               --      37,014,194               --         77,320,444
    Less promotional allowances                3,318,657               --       6,579,184               --          9,897,841
                                           -------------    -------------   -------------    -------------       ------------
      Net operating revenues                  36,987,593               --      30,435,010               --         67,422,603
                                           -------------    -------------   -------------    -------------       ------------

OPERATING COSTS AND EXPENSES:
    Casino                                     7,685,752               --      10,551,699               --         18,237,451
    Rooms                                             --               --         465,242               --            465,242
    Food and beverage                            551,037               --         906,405               --          1,457,442
    Other                                             --               --         241,533               --            241,533
    Gaming taxes                              11,063,904               --       4,120,210               --         15,184,114
    Advertising and promotion                  1,991,066               --       1,758,190               --          3,749,256
    General and administrative                 9,184,481               --       4,241,101               --         13,425,582
    Corporate expense                            805,606               --              --               --            805,606
    Economic incentive - City of Gary          1,177,155               --              --               --          1,177,155
    Depreciation and amortization              1,912,408               --       2,587,435               --          4,499,843
    Loss on investment in Buffington
      Harbor Riverboats, LLC                     612,841               --              --               --            612,841
    (Gain) loss on disposal of assets               (916)              --           1,971               --              1,055
                                           -------------    -------------   -------------    -------------       ------------
      Total operating costs and expenses      34,983,334               --      24,873,786               --         59,857,120
                                           -------------    -------------   -------------    -------------       ------------

      Operating income                         2,004,259               --       5,561,224               --          7,565,483
                                           -------------    -------------   -------------    -------------       ------------

OTHER INCOME (EXPENSE):
    Interest income                                1,938               --           3,176               --              5,114
    Interest expense                          (6,583,476)              --        (474,569)              --         (7,058,045)
    Other non-operating expense                  (28,209)              --              --               --            (28,209)
    Equity in net income of subsidiaries       5,089,831               --              --       (5,089,831)(a)             --
                                           -------------    -------------   -------------    -------------       ------------
      Total other expense                     (1,519,916)              --        (471,393)      (5,089,831)        (7,081,140)
                                           -------------    -------------   -------------    -------------       ------------
      Net income                           $     484,343    $          --   $   5,089,831    $  (5,089,831)      $    484,343
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

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                         Restated, See Note 2
                                     ---------------------------------------------------------------------------------------------
                                     The Majestic    The Majestic
                                      Star Casino,    Star Casino    Guarantor      Discontinued    Eliminating         Total
                                          LLC        Capital Corp.  Subsidiaries    Operation (b)     Entries         Consolidated
                                     -------------   -------------  -------------   -------------   ------------      ------------
OPERATING REVENUES:
    Casino                           $  35,332,173   $          --  $  29,924,030   $          --   $         --      $ 65,256,203
    Rooms                                       --              --      1,925,669              --             --         1,925,669
    Food and beverage                      391,922              --      2,828,276              --             --         3,220,198
    Other                                  570,798              --        364,367              --             --           935,165
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Gross revenues                    36,294,893              --     35,042,342              --             --        71,337,235
    Less promotional allowances          2,567,912              --      5,685,482              --             --         8,253,394
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Net operating revenues            33,726,981              --     29,356,860              --             --        63,083,841
                                     -------------   -------------  -------------   -------------   ------------      ------------

OPERATING COSTS AND EXPENSES:
    Casino                               6,554,629              --      9,950,454              --             --        16,505,083
    Rooms                                       --              --        602,837              --             --           602,837
    Food and beverage                      383,862              --        916,741              --             --         1,300,603
    Other                                       --              --        252,171              --             --           252,171
    Gaming taxes                         9,740,773              --      3,834,848              --             --        13,575,621
    Advertising and promotion            1,714,985              --      1,986,953              --             --         3,701,938
    General and administrative           5,885,187              --      3,433,935              --             --         9,319,122
    Corporate expense                      599,855              --        283,332              --             --           883,187
    Economic incentive - City of
      Gary                               1,060,247              --             --              --             --         1,060,247
    Depreciation and amortization        1,414,095              --      2,982,408              --             --         4,396,503
    Loss on investment in
      Buffington Harbor Riverboats,
      LLC                                  604,021              --             --              --             --           604,021
    Loss (gain) on disposal of
      assets                               124,720              --        (15,000)             --             --           109,720
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Total operating costs and
        expenses                        28,082,374              --     24,228,679              --             --        52,311,053
                                     -------------   -------------  -------------   -------------   ------------      ------------

      Operating income                   5,644,607              --      5,128,181              --             --        10,772,788
                                     -------------   -------------  -------------   -------------   ------------      ------------

OTHER INCOME (EXPENSE):
    Interest income                         14,157              --         21,585              --             --            35,742
    Interest expense                    (3,534,438)             --     (4,421,360)             --             --        (7,955,798)
    Other non-operating expense            (38,335)             --         (9,479)             --             --           (47,814)
    Equity in net income of
      subsidiaries                         949,226              --        230,299              --     (1,179,525)(a)            --
                                     -------------   -------------  -------------   -------------   ------------      ------------
      Total other expense               (2,609,390)             --     (4,178,955)             --     (1,179,525)       (7,967,870)
                                     -------------   -------------  -------------   -------------   ------------      ------------

      Income from continuing
        operations                       3,035,217              --        949,226              --     (1,179,525)        2,804,918

    Income from discontinued
        operation                               --              --             --         230,299             --           230,299
                                     -------------   -------------  -------------   -------------   ------------      ------------

      Net income                     $   3,035,217   $          --  $     949,226   $     230,299   $ (1,179,525)     $  3,035,217
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

RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

    Following a review of our accounting policies for cash based promotional ("CBP") activities, we determined that, in accordance with Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," the classification of expenses related to our CBP programs should be recorded as a reduction of consolidated gross revenue when redeemed. Previously, the Company was reflecting CBP expenses in consolidated casino expenses. As a result, our Board of Directors determined to restate the Company's accompanying consolidated financial statements.

    Periodically, the Company offers various CBP programs to its casino customers. Generally these CBP programs are based upon the rated or tracked play of its customers. These CBP programs can range in value and timing, and are offered at the sole discretion of the Company's management. The Company's CBP programs are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the customer must be physically present to receive the cash promotional award and the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of consolidated gross revenues when redeemed.

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

    The accompanying tables reconcile the results of operations for the three months ended March 31, 2004 and 2003, as previously reported in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, to the amounts included in the accompanying consolidated financial statements.


                                             Impact of restatement
                                     for the three months ended March 31, 2004
                              -------------------------------------------------
                                                                    Amounts
                               As originally     Restatement      reported in
                                 reported          for CBP         2004 10-Q
                               in 2004 10-Q        programs       (As restated)
                               -------------    -------------     -------------
Net revenues                     $72,292,669      $(4,870,066)    $67,422,603
Costs and expenses                64,727,186       (4,870,066)     59,857,120
                                 -----------      -----------     -----------
Operating income                   7,565,483                -       7,565,483
Other income (expense)            (7,081,140)               -      (7,081,140)
                                 -----------      -----------     -----------
Net income                       $   484,343      $         -     $   484,343
                                 ===========      ===========     ===========

                                             Impact of restatement
                                     for the three months ended March 31, 2003
                              -------------------------------------------------
                                                                    Amounts
                               As originally     Restatement      reported in
                                 reported          for CBP         2003 10-Q
                               in 2003 10-Q        programs      (As restated)
                               -------------    -------------    -------------
Net revenues                     $66,856,277     $(3,772,436)     $63,083,841
Costs and expenses                56,083,489      (3,772,436)      52,311,053
                                 -----------      -----------     -----------
Operating income                  10,772,788                -      10,772,788
Other income (expense)            (7,967,870)               -      (7,967,870)
                                 -----------      -----------     -----------
Income - continuing operations     2,804,918                -       2,804,918
Discontinued operations              230,299                -         230,299
                                 -----------      -----------     -----------
Net income                       $ 3,035,217      $         -     $ 3,035,217
                                 ===========      ===========     ===========

Overall Operating Results

    Our consolidated gross operating revenues in the three month period ended March 31, 2004 of $77.3 million was an improvement over our consolidated gross operating revenues in the three month period ended March 31, 2003 of $71.3 million. The increase is primarily due to the March kick-off of our multi-media campaign featuring Mike Ditka as the Majestic Star's celebrity spokesperson, greater promotional activities, better weather conditions, particularly in and around the Black Hawk area, generally better market conditions, public acceptance of improvements we made during the year 2003 at our facilities, and displacement of customers from a competitor in the Black Hawk market. We had a consolidated net income of $0.5 million during the three-month period ended March 31, 2004 compared to a consolidated net income of $3.0 million during the three-month period ended March 31, 2003. The decline in net income is primarily due to greater promotional allowances of $1.6 million, higher gaming taxes of $1.6 million (of which Majestic Star accounts for $1.3 million), higher casino expenses of $1.7 million, a $2.2 million retroactive property tax accrual at Majestic Star, increased berthing fees of $0.5 million incurred by Majestic Star related to the Buffington Harbor Riverboats, LLC ("BHR") operations, and generally higher property taxes, insurance costs and reserves related to an unfavorable judgment to a lawsuit that relates back to the acquisition of Fitzgeralds Tunica in December 2001.

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

     - Majestic Star took a non-recurring $2.2 million charge related to retroactive property taxes. Please see the discussion in Note 8 to our consolidated financial statements.

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

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES

                                                     As Restated
                                              ------------------------
                                                       FOR THE
                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                              ------------------------
                                                 2004          2003
                                              ----------    ----------
OPERATING REVENUES:
  Casino                                            91.9%         91.5%
  Rooms                                              2.4%          2.7%
  Food and beverage                                  4.3%          4.5%
  Other                                              1.4%          1.3%
                                              ----------    ----------
Gross operating revenues                           100.0%        100.0%
  Less promotional allowances                       12.8%         11.6%
                                              ----------    ----------
Net operating revenues                              87.2%         88.4%
                                              ----------    ----------

OPERATING COSTS AND EXPENSES:
  Casino                                            23.6%         23.1%
  Rooms                                              0.6%          0.8%
  Food and beverage                                  1.9%          1.8%
  Other                                              0.3%          0.3%
  Gaming taxes                                      19.6%         19.0%
  Advertising and promotion                          4.9%          5.2%
  General and administrative (1)                    17.3%         13.1%
  Corporate expenses                                 1.1%          1.2%
  Economic incentive - City of Gary                  1.5%          1.5%
  Depreciation and amortization                      5.8%          6.2%
  Loss on investment in the BHR joint venture        0.8%          0.9%
  Loss on sale of assets                             0.0%          0.2%
                                              ----------    ----------
Total operating costs and expenses                  77.4%         73.3%
                                              ----------    ----------
Operating income                                     9.8%         15.1%
                                              ----------    ----------

OTHER INCOME (EXPENSES):
  Interest income                                     --           0.1%
  Interest expense                                  -9.1%        -11.2%
  Other non-operating expense                       -0.1%         -0.1%
                                              ----------    ----------
Total other expenses                                -9.2%        -11.2%
                                              ----------    ----------
Income from continuing operations                    0.6%          3.9%
  Income from discontinued operations                 --           0.3%
                                              ----------    ----------
Net income                                           0.6%          4.2%
                                              ==========    ==========

----------
(1) General and administrative expenses include the $2.2 million retroactive property tax accrual related to 2002 and 2003.

    The following table provides certain selected financial information from our consolidated statements of operations.

Consolidated

                                                   As Restated
                                     --------------------------------------
                                             FOR THE
                                        THREE MONTHS ENDED
                                             MARCH 31,           Percentage
                                     ------------------------     Increase
                                        2004          2003       (Decrease)
                                     ----------    ----------    ----------
                                         (in millions)
Casino revenues                      $     71.0    $     65.3           8.9%
Room revenues                               1.9           1.9          -2.7%
Food and beverage revenues                  3.3           3.2           3.9%
Other revenues                              1.1           0.9          13.3%
                                     ----------    ----------    ----------
  Gross operating revenues                 77.3          71.3           8.4%
Less promotional allowances                 9.9           8.2          19.9%
                                     ----------    ----------    ----------
  Net operating revenues                   67.4          63.1           6.9%
Operating expenses                         59.8          52.3          14.4%
                                     ----------    ----------    ----------
  Operating income                          7.6          10.8         -29.8%
Other expenses                             (7.1)         (8.0)        -11.1%
                                     ----------    ----------    ----------
  Income from continuing operations         0.5           2.8         -82.7%
Income from discontinued operation           --           0.2        -100.0%
                                     ----------    ----------    ----------
  Net income                         $      0.5    $      3.0         -84.0%
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

Majestic Star

                                                 As Restated
                                 --------------------------------------
                                         FOR THE
                                    THREE MONTHS ENDED
                                         MARCH 31,           Percentage
                                 ------------------------     Increase
                                    2004          2003       (Decrease)
                                 ----------    ----------    ----------
                                       (in millions)
Casino revenues                  $     39.2    $     35.3          11.0%
Room revenues                            --            --            --
Food and beverage revenues              0.5           0.4          24.3%
Other revenues                          0.6           0.6           7.4%
                                 ----------    ----------    ----------
      Gross operating revenues         40.3          36.3          11.1%
Less promotional allowances             3.3           2.6          29.2%
                                 ----------    ----------    ----------
      Net operating revenues           37.0          33.7           9.7%
Operating expenses                     34.2          27.4          24.4%
                                 ----------    ----------    ----------
      Operating income                  2.8           6.3         -55.0%
Other expenses                         (6.6)         (3.6)         85.7%
                                 ----------    ----------    ----------
      Net (loss) income          $     (3.8)   $      2.7        -241.5%
                                 ==========    ==========    ==========

Fitzgeralds Tunica

                                              As Restated
                                 ------------------------------------
                                        FOR THE
                                    THREE MONTHS ENDED
                                        MARCH 31,          Percentage
                                 -----------------------    Increase
                                    2004         2003      (Decrease)
                                 ----------   ----------   ----------
                                      (in millions)
Casino revenues                  $     22.8   $     21.8          4.5%
Room revenues                           1.9          1.9         -2.7%
Food and beverage revenues              2.3          2.4         -1.0%
Other revenues                          0.3          0.3         17.8%
                                 ----------   ----------   ----------
      Gross operating revenues         27.3         26.4          3.6%
Less promotional allowances             5.3          4.6         16.9%
                                 ----------   ----------   ----------
      Net operating revenues           22.0         21.8          0.8%
Operating expenses                     18.4         17.1          7.6%
                                 ----------   ----------   ----------
      Operating income                  3.6          4.7        -23.7%
Other income (expense)                  0.0          0.0        -16.9%
                                 ----------   ----------   ----------
      Net income                 $      3.6   $      4.7        -23.7%
                                 ==========   ==========   ==========

Fitzgeralds Black Hawk

                                               As Restated
                                 ------------------------------------
                                         FOR THE
                                    THREE MONTHS ENDED
                                        MARCH 31,          Percentage
                                 -----------------------    Increase
                                    2004         2003      (Decrease)
                                 ----------   ----------   ----------
                                      (in millions)
Casino revenues                  $      9.1   $      8.1         11.6%
Room revenues                            --           --           --
Food and beverage revenues              0.5          0.5         10.7%
Other revenues                          0.1          0.1         46.2%
                                 ----------   ----------   ----------
      Gross operating revenues          9.7          8.7         11.8%
Less promotional allowances             1.3          1.1         10.8%
                                 ----------   ----------   ----------
      Net operating revenues            8.4          7.6         11.9%
Operating expenses                      6.4          6.2          3.7%
                                 ----------   ----------   ----------
      Operating income                  2.0          1.4         48.7%
Other income (expense)                   --           --           --
                                 ----------   ----------   ----------
      Net income                 $      2.0   $      1.4         48.7%
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

Majestic Star

                                      As Restated
                              ------------------------
                                       FOR THE
                                 THREE MONTHS ENDED
                                      MARCH 31,
                              ------------------------
                                 2004          2003
                              ----------    ----------
Casino revenues                     50.7%         49.5%
Room revenues                         --            --
Food and beverage revenues           0.6%          0.6%
Other revenues                       0.8%          0.8%
                              ----------    ----------
  Gross operating revenues          52.1%         50.9%
Less promotional allowances          4.3%          3.6%
                              ----------    ----------
  Net operating revenues            47.8%         47.3%
Operating expenses                  44.2%         38.6%
                              ----------    ----------
  Operating income                   3.6%          8.7%
Other expenses                      -8.5%         -5.0%
                              ----------    ----------
  Net (loss) income                 -4.9%          3.7%
                              ==========    ==========

Fitzgeralds Tunica

                                      As Restated
                              ------------------------
                                       FOR THE
                                  THREE MONTHS ENDED
                                      MARCH 31,
                              ------------------------
                                 2004          2003
                              ----------    ----------
Casino revenues                     29.5%         30.6%
Room revenues                        2.4%          2.7%
Food and beverage revenues           3.0%          3.3%
Other revenues                       0.5%          0.4%
                              ----------    ----------
  Gross operating revenues          35.4%         37.0%
Less promotional allowances          6.9%          6.4%
                              ----------    ----------
  Net operating revenues            28.5%         30.6%
Operating expenses                  23.8%         24.0%
                              ----------    ----------
  Operating income                   4.7%          6.6%
Other expenses                       0.0%          0.0%
                              ----------    ----------
  Net income                         4.7%          6.6%
                              ==========    ==========

Fitzgeralds Black Hawk

                                     As Restated
                              ------------------------
                                       FOR THE
                                  THREE MONTHS ENDED
                                      MARCH 31,
                              ------------------------
                                 2004          2003
                              ----------    ----------
Casino revenues                     11.7%         11.3%
Room revenues                         --            --
Food and beverage revenues           0.7%          0.7%
Other revenues                       0.1%          0.1%
                              ----------    ----------
  Gross operating revenues          12.5%         12.1%
Less promotional allowances          1.6%          1.6%
                              ----------    ----------
  Net operating revenues            10.9%         10.5%
Operating expenses                   8.3%          8.6%
                              ----------    ----------
  Operating income                   2.6%          1.9%
Other expenses                        --            --
                              ----------    ----------
  Net income                         2.6%          1.9%
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

    Consolidated promotional allowances increased $1.6 million or 19.9% in the first quarter of 2004 as compared to the first quarter of 2003. Higher casino related cash promotional activities of $1.3 million comprised 76.5% of the increase. The higher costs related to greater direct mail cash coupon activities at all of our properties, along with a new slot club at Majestic Star and higher slot club expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk. In addition, Fitzgeralds Tunica increased its level of complimentary rooms to its casino guests in an effort to increase casino revenues and remain competitive in the Tunica market.

    Total consolidated operating expenses increased $7.5 million or 14.4% in the first quarter of 2004 as compared to the first quarter of 2003, due primarily to company wide increases in casino expenses of $1.7 million, gaming taxes of $1.6 million and general and administrative expenses of $4.1 million.

    Consolidated casino expenses were $18.2 million in the first quarter of 2004, an increase of $1.7 million or 10.5% from the same period in 2003. The increase in casino expenses is due in part to increased business volumes at all of the properties, especially at Majestic Star, which comprised 65.3% of the quarter over quarter increase. Casino expenses were also higher due to greater increased progressive expenses as we had some large progressive jackpots in the first quarter of 2003 and increased costs of comps provided to our casino guests, particularly at Fitzgeralds Tunica.

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

Dated:  May 13, 2005

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

/s/ Jon S. Bennett
------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
-----------------
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                              10-Q/A EXHIBIT INDEX

         EXHIBIT NO.       DESCRIPTION OF DOCUMENT
         -----------       -----------------------
         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302.

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302.

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002