Form 10-Q/A
period 2004-06-30
MAJESTIC STAR CASINO LLC
filed 2005-05-13
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

            The Company has determined that cash-based promotional("CBP") activities should be presented as a reduction of gross revenues. Such CBP activities had previously been recorded as casino expense. Periodically, the Company offers various CBP programs to its casino customers. Generally these CBP programs are based upon the rated or tracked play of our customers. These CBP programs can range in value and timing, and are offered at the sole discretion of the Company's management. The Company's CBP programs are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the customer must be physically present to receive the cash promotional award and the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed, in accordance with Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer."

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

            This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, initially filed with the Securities and Exchange Commission ("SEC") on August 16, 2004 (the "Original Filing"), is being filed to reflect restatement of the Company's consolidated statement of operations for the quarters and six-month periods ended June 30, 2004 and 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

            For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1 and 2 of the original filing, in each case, solely the result of, and to reflect, the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The Section 302 certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1 and 31.2, respectively. The
Section 906 certification is attached to this Form 10-Q/A as exhibit 32.

            Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing date of the original filing or other disclosures necessary to reflect subsequent events have been addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, which is being filed concurrently with the filing of this Form 10-Q/A or will be addressed by any reports filed with the SEC subsequent to the date of this filing.

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

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

PART I          FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                       --------
       Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets as of June 30, 2004 (unaudited)
                and December 31, 2003......................................................1

                Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (unaudited) (as restated).....................2

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

                Consolidated Statements of Cash Flows for the six months ended
                June 30, 2004 and 2003 (unaudited).........................................4

                Notes to Consolidated Financial Statements (as restated)...................6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................33

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................52

       Item 4.  Controls and Procedures....................................................52

PART II         OTHER INFORMATION

       Item 1.  Legal Proceedings..........................................................54

       Item 5.  Other Information..........................................................55

       Item 6.  Exhibits and Reports on Form 8-K...........................................56

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

                          THE MAJESTIC STAR CASINO, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                  As Restated, See Note 2
                                                              ----------------------------------------------------------------
                                                                For The Three Months Ended         For The Six Months Ended
                                                                         June 30,                          June 30,
                                                              ------------------------------    ------------------------------
                                                                  2004              2003            2004             2003
                                                              -------------    -------------    -------------    -------------
OPERATING REVENUES:
    Casino                                                    $  70,609,286    $  63,802,275    $ 141,651,789    $ 129,058,478
    Rooms                                                         1,919,669        1,960,836        3,793,506        3,886,505
    Food and beverage                                             3,124,713        3,142,537        6,469,173        6,362,735
    Other                                                         1,155,236        1,049,370        2,214,880        1,984,535
                                                              -------------    -------------    -------------    -------------
      Gross revenues                                             76,808,904       69,955,018      154,129,348      141,292,253
    Less promotional allowances                                   9,807,245        8,444,473       19,705,086       16,697,867
                                                              -------------    -------------    -------------    -------------
      Net operating revenues                                     67,001,659       61,510,545      134,424,262      124,594,386
                                                              -------------    -------------    -------------    -------------

OPERATING COSTS AND EXPENSES:
    Casino                                                       17,545,548       17,692,588       35,783,000       34,197,671
    Rooms                                                           467,054          660,398          932,296        1,263,235
    Food and beverage                                             1,376,421        1,378,337        2,833,863        2,678,940
    Other                                                           323,551          267,487          565,084          519,658
    Gaming taxes                                                 15,327,424       15,166,124       30,511,538       28,741,745
    Advertising and promotion                                     4,183,041        3,565,906        7,932,297        7,267,844
    General and administrative                                   10,308,799        9,327,378       23,734,381       18,646,500
    Corporate expense                                               874,680          777,843        1,680,286        1,661,030
    Economic incentive - City of Gary                             1,159,082        1,011,164        2,336,237        2,071,411
    Depreciation and amortization                                 4,595,487        4,400,462        9,095,333        8,796,965
    Loss on investment in Buffington Harbor Riverboats, LLC         625,507          595,159        1,238,348        1,199,180
    Loss (gain) on disposal of assets                                18,302           (8,762)          19,357          100,958
                                                              -------------    -------------    -------------    -------------
      Total operating costs and expenses                         56,804,896       54,834,084      116,662,020      107,145,137
                                                              -------------    -------------    -------------    -------------

      Operating income                                           10,196,763        6,676,461       17,762,242       17,449,249
                                                              -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                                                   5,289           26,266           10,403           62,008
    Interest expense                                             (7,196,240)      (7,955,890)     (14,254,285)     (15,911,688)
    Other non-operating expense                                     (95,639)         (46,640)        (123,847)         (94,454)
                                                              -------------    -------------    -------------    -------------
      Total other expense                                        (7,286,590)      (7,976,264)     (14,367,729)     (15,944,134)
                                                              -------------    -------------    -------------    -------------

      Income (loss) from continuing operations                    2,910,173       (1,299,803)       3,394,513        1,505,115

DISCONTINUED OPERATION
    Loss from discontinued operation                                     --         (329,694)              --          (99,395)
                                                              -------------    -------------    -------------    -------------

      Net income (loss)                                       $   2,910,173    $  (1,629,497)   $   3,394,513    $   1,405,720
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

(2) Effective on October 7, 2003, with the purchase and retirement of all but $16.3 million of the 11.653% Senior Secured Notes, the remaining 11.653% notes that were not purchased became unsecured obligations of the Company (See Note 7, Long-term debt).

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

NOTE 2.  RESTATEMENT

      The Company has restated the accompanying consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 to reflect a revision in classification of certain cash based promotional ("CBP") activities. During the preparation and audit of the financial statements for the year ended December 31, 2004, the Company reevaluated the accounting treatment of its CBP programs. Periodically, the Company makes various CBP offers to its casino customers. Generally these offers are based upon the rated or tracked play of its customers. These promotions can range in value and timing and are offered at the sole discretion of the Company's management. The Company's CBP activities are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed. The costs related to these CBP programs were previously classified as a casino expense. The restatement affected net revenues and operating expenses, as shown in the accompanying table, by a like amount in each period, but has no impact on consolidated operating income, net income (loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented.

                          THE MAJESTIC STAR CASINO, LLC

      The accompanying tables reconcile the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, as previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, to the amounts included in the accompanying consolidated financial statements.

                                                                 Impact of restatement
                         --------------------------------------------------------------------------------------------------
                           For the three months ended June 30, 2004             For the six months ended June 30, 2004
                         -----------------------------------------------    -----------------------------------------------
                                                              Amounts                                            Amounts
                         As originally     Restatement      reported in     As originally     Restatement      reported in
                           reported         for CBP          2004 10-Q        reported         for CBP          2004 10-Q
                         in 2004 10-Q       programs       (As restated)    in 2004 10-Q       programs       (As restated)
                         -------------    -------------    -------------    -------------    -------------    -------------
Net revenues             $  71,721,044    $  (4,719,385)   $  67,001,659    $ 144,013,713    $  (9,589,451)   $ 134,424,262
Costs and expenses          61,524,281       (4,719,385)      56,804,896      126,251,471       (9,589,451)     116,662,020
                         -------------    -------------    -------------    -------------    -------------    -------------
Operating income            10,196,763                -       10,196,763       17,762,242                -       17,762,242
Other income (expense)      (7,286,590)               -       (7,286,590)     (14,367,729)               -      (14,367,729)
                         -------------    -------------    -------------    -------------    -------------    -------------
Net income               $   2,910,173    $           -    $   2,910,173    $   3,394,513    $           -    $   3,394,513
                         =============    =============    =============    =============    =============    =============

                                                                 Impact of restatement
                           --------------------------------------------------------------------------------------------------
                             For the three months ended June 30, 2003             For the six months ended June 30, 2003
                           -----------------------------------------------    -----------------------------------------------
                                                                Amounts                                            Amounts
                           As originally     Restatement      reported in     As originally     Restatement      reported in
                             reported          for CBP         2004 10-Q        reported         for CBP          2004 10-Q
                           in 2004 10-Q       programs       (As restated)    in 2004 10-Q       programs       (As restated)
                           -------------    -------------    -------------    -------------    -------------    -------------
Net revenues               $  65,474,269    $  (3,963,724)   $  61,510,545    $ 132,330,546    $  (7,736,160)   $ 124,594,386
Costs and expenses            58,797,808       (3,963,724)      54,834,084      114,881,297       (7,736,160)     107,145,137
                           -------------    -------------    -------------    -------------    -------------    -------------
Operating income               6,676,461                -        6,676,461       17,449,249                -       17,449,249
Other income (expense)        (7,976,264)               -       (7,976,264)     (15,944,134)               -      (15,944,134)
                           -------------    -------------    -------------    -------------    -------------    -------------
(Loss) income from
   continuing operations   $  (1,299,803)   $           -    $  (1,299,803)   $   1,505,115    $           -    $   1,505,115
Discontinued operations         (329,694)               -         (329,694)         (99,395)               -          (99,395)
                           -------------    -------------    -------------    -------------    -------------    -------------
Net (loss) income          $  (1,629,497)   $           -    $  (1,629,497)   $   1,405,720    $           -    $   1,405,720
                           =============    =============    =============    =============    =============    =============

NOTE 3.  BASIS OF PRESENTATION

       The accompanying consolidated financial statements are unaudited. All inter-company transactions and balances have been eliminated. Investments in affiliates in

                         THE MAJESTIC STAR CASINO, LLC
which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, estimated liabilities for our self-insured medical plan, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

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

PROMOTIONAL ALLOWANCES

       Cash incentives related to gaming play are recorded as a reduction of gross revenue. Such amounts totaled $6.1 million and $5.1 million for the three month periods ended June 30, 2004 and 2003 and $12.1 million and $9.9 million for the six month periods ended June 30, 2004 and 2003. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests

                          THE MAJESTIC STAR CASINO, LLC
without charge are included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:

                             For the three months ended June 30,          For the six months ended June 30,
                           ---------------------------------------     ---------------------------------------
                                 2004                  2003                  2004                  2003
                           -----------------     -----------------     -----------------     -----------------
Rooms                      $        584,717      $        377,503      $      1,148,384      $        726,649
Food and Beverage                 2,141,247             2,266,507             4,318,654             4,354,984
Other                               114,616               109,937               236,038               211,388
                           -----------------     -----------------     -----------------     -----------------
     Total                 $      2,840,580      $      2,753,947      $      5,703,076      $      5,293,021
                           =================     =================     =================     =================


       The estimated retail value of such promotional allowances included in operating revenues is $3.7 million and $3.4 million for the three month periods ended June 30, 2004 and 2003, and $7.6 million and $6.8 million for the six month periods ended June 30, 2004 and 2003.

       The following schedule lists total cash incentives and retail cost of rooms, food, beverage, and other, which comprise the total promotional allowances for each of the two quarters ended June 30, 2004 and 2003, and the six-month periods ended June 30, 2004 and 2003.

                                                                       As Restated
                                   -----------------------------------------------------------------------------------
                                     For the three months ended June 30,          For the six months ended June 30,
                                   ---------------------------------------     ---------------------------------------
                                         2004                  2003                  2004                  2003
                                   -----------------     -----------------     -----------------     -----------------
Cash based promotional activities  $      4,796,971      $      4,269,024      $      9,778,936      $      8,333,885
Slot clubs and others                     1,265,907               799,140             2,364,165             1,556,886
Retail cost of rooms, food,
 beverage and other                       3,744,367             3,376,309             7,561,985             6,807,096
                                   -----------------     -----------------     -----------------     -----------------
     Total                         $      9,807,245      $      8,444,473      $     19,705,086      $     16,697,867
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

       Restricted cash increased to $1.8 million as of June 30, 2004. The Company was required to post a bond in the amount of $0.4 million to appeal an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi (see Note 8). The insurance company that issued the bond on behalf of the Company required that the bond be secured. The Company secured the bond with a $0.4 million letter of credit. The bank that issued the letter of credit restricted the cash of the Company by the same amount.


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
                                        =================   =================  ====================



The amortization expense recorded on the intangible assets was $0.3 million and $0.7

                         THE MAJESTIC STAR CASINO, LLC
million, respectively, for the three-month and six-month periods ended June 30, 2004 and for the same periods in 2003.

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

NOTE 7.  LONG-TERM DEBT


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

OLD CREDIT FACILITIES

       During the first quarter of 2003, The Majestic Star Casino, LLC had a $20.0 million credit facility (the "Majestic credit facility") and Investor Holdings had a $15.0 million

                         THE MAJESTIC STAR CASINO, LLC
credit facility (the "Majestic Investor Holdings credit facility"). There were no borrowings against either of these lines of credit during the six months ended June 30, 2003, and therefore, there was minimal interest expense. However, there were non-usage fees charged during the first and second quarters of 2003, which totaled $94,000. These credit facilities were replaced in October 2003 with the $80.0 million credit facility. There were no borrowings on the Majestic credit facility or the Majestic Investor Holdings credit facility on the date that both facilities were terminated, October 7, 2003.

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

       Effective July 1, 2003, a licensed riverboat owner who implements flexible scheduling

                          THE MAJESTIC STAR CASINO, LLC
can conduct gambling operations for up to 24 hours per day upon receiving IGC approval. Under prior IGC rules, riverboat casinos were required to close for three hours daily. Majestic Star's plan for 24-Hour Dockside Gaming was submitted to the IGC and approved. Majestic Star began operating on a 24-hour basis on July 12, 2003.

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

       On August 9, 2004, THCR announced a plan to restructure THCR's public indebtedness and recapitalize THCR. THCR is the parent to Trump. According to the announcement, in order to

                          THE MAJESTIC STAR CASINO, LLC
accomplish the restructuring, THCR intends to enter into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code at the end of September 2004. THCR also stated that it intends to maintain its current level of operations during the Chapter 11 proceedings.

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

       A summary of the Properties' operations by business segment for the three and six months ended June 30, 2004 and 2003 and a summary of the Properties' segment assets as of June 30, 2004 and December 31, 2003 are presented below:

                          THE MAJESTIC STAR CASINO, LLC

                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                    Ended June 30
                                                          --------------------------        --------------------------
                                                             2004             2003             2004             2003
                                                          ---------        ---------        ---------        ---------
                                                                                 (in thousands)
Net revenues (Restated, See Note 2):
    Majestic Star Casino                                  $  36,603        $  32,141        $  73,590        $  65,867
    Fitzgeralds Tunica                                       20,717           21,265           42,733           43,098
    Fitzgeralds Black Hawk                                    9,682            8,105           18,101           15,629
                                                          ---------        ---------        ---------        ---------
Total                                                     $  67,002        $  61,511        $ 134,424        $ 124,594
                                                          =========        =========        =========        =========

Operating income (loss):
    Majestic Star Casino                                  $   5,251        $   3,326        $   8,060        $   9,571
    Fitzgeralds Tunica                                        3,051            3,076            7,067            7,780
    Fitzgeralds Black Hawk                                    2,801            1,740            4,843            3,113
    Corporate (1)                                              (875)            (778)          (1,680)          (1,661)
    Majestic Investor Holdings                                  (31)            (688)            (528)          (1,354)
                                                          ---------        ---------        ---------        ---------
Total                                                     $  10,197        $   6,676        $  17,762        $  17,449
                                                          =========        =========        =========        =========

Segment depreciation and amortization:
    Majestic Star Casino                                  $   1,880        $   1,394        $   3,793        $   2,809
    Fitzgeralds Tunica                                        2,175            1,928            4,234            3,833
    Fitzgeralds Black Hawk                                      471              412              929              823
    Majestic Investor Holdings                                   69              666              139            1,332
                                                          ---------        ---------        ---------        ---------
Total                                                     $   4,595        $   4,400        $   9,095        $   8,797
                                                          =========        =========        =========        =========

Expenditure for additions to long-lived assets:
    Majestic Star Casino                                  $   1,790        $   1,413        $  25,456        $   2,336
    Fitzgeralds Tunica                                        2,625            1,529            3,069            1,796
    Fitzgeralds Black Hawk                                      581              523              636              772
    Fitzgeralds Las Vegas (2)                                    --              373               --              920
                                                          ---------        ---------        ---------        ---------
Total                                                     $   4,996        $   3,838        $  29,161        $   5,824
                                                          =========        =========        =========        =========

                                                               As of          As of
                                                             June 30,      December 31,
Segment assets:                                                2004            2003
                                                            ---------        ---------
    Majestic Star Casino                                    $ 280,056        $ 269,926
    Fitzgeralds Tunica                                         82,285           84,458
    Fitzgeralds Black Hawk                                     30,425           30,498
    Majestic Investor Holdings                                 51,623           64,639
                                                            ---------        ---------
    Total                                                   $ 444,389        $ 449,521

    Less: Intercompany                                       (190,538)        (216,306)
                                                            ---------        ---------
Total                                                       $ 253,851        $ 233,215
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

                          THE MAJESTIC STAR CASINO, LLC

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 2004
                                  (unaudited)

                                                                               Restated, See Note 2
                                              -----------------------------------------------------------------------------------
                                              The Majestic     The Majestic
                                              Star Casino,     Star Casino      Guarantor         Eliminating            Total
                                                  LLC          Capital Corp.   Subsidiaries          Entries         Consolidated
                                              -----------      ------------    ------------       ------------       ------------
OPERATING REVENUES:
    Casino                                    $38,698,144      $         --    $ 31,911,142       $         --       $ 70,609,286
    Rooms                                              --                --       1,919,669                 --          1,919,669
    Food and beverage                             451,048                --       2,673,665                 --          3,124,713
    Other                                         728,988                --         426,248                 --          1,155,236
                                              -----------      ------------    ------------       ------------       ------------
      Gross revenues                           39,878,180                --      36,930,724                 --         76,808,904
    Less promotional allowances                 3,275,539                --       6,531,706                 --          9,807,245
                                              -----------      ------------    ------------       ------------       ------------
      Net operating revenues                   36,602,641                --      30,399,018                 --         67,001,659
                                              -----------      ------------    ------------       ------------       ------------

OPERATING COSTS AND EXPENSES:
    Casino                                      7,371,759                --      10,173,789                 --         17,545,548
    Rooms                                              --                --         467,054                 --            467,054
    Food and beverage                             510,863                --         865,558                 --          1,376,421
    Other                                          65,646                --         257,905                 --            323,551
    Gaming taxes                               11,146,341                --       4,181,083                 --         15,327,424
    Advertising and promotion                   2,416,376                --       1,766,665                 --          4,183,041
    General and administrative                  6,176,934                --       4,131,865                 --         10,308,799
    Corporate expense                             874,680                --              --                 --            874,680
    Economic incentive - City of Gary           1,159,082                --              --                 --          1,159,082
    Depreciation and amortization               1,880,122                --       2,715,365                 --          4,595,487
    Loss on investment in Buffington
      Harbor Riverboats, LLC                      625,507                --              --                 --            625,507
    (Gain) loss on disposal of assets                (746)               --          19,048                 --             18,302
                                              -----------      ------------    ------------       ------------       ------------
      Total operating costs and expenses       32,226,564                --      24,578,332                 --         56,804,896
                                              -----------      ------------    ------------       ------------       ------------

      Operating income                          4,376,077                --       5,820,686                 --         10,196,763
                                              -----------      ------------    ------------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest income                                 2,597                --           2,692                 --              5,289
    Interest expense                           (6,721,673)               --        (474,567)                --         (7,196,240)
    Other non-operating expense                   (95,639)               --              --                 --            (95,639)
    Equity in net income of subsidiaries        5,348,811                --              --         (5,348,811)(a)             --
                                              -----------      ------------    ------------       ------------       ------------

      Total other expense                      (1,465,904)               --        (471,875)        (5,348,811)        (7,286,590)
                                              -----------      ------------    ------------       ------------       ------------

      Net income                              $ 2,910,173      $         --    $  5,348,811       $ (5,348,811)      $  2,910,173
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

                          THE MAJESTIC STAR CASINO, LLC

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                                            Restated, See Note 2
                                           ---------------------------------------------------------------------------------------
                                           The Majestic  The Majestic
                                           Star Casino,  Star Casino     Guarantor     Discontinued   Eliminating         Total
                                               LLC       Capital Corp.  Subsidiaries   Operation(b)     Entries        Consolidated
                                           -----------   ------------   ------------   ------------  ------------      -----------
OPERATING REVENUES:
    Casino                                 $33,598,792   $         --   $ 30,203,483   $         --  $         --      $63,802,275
    Rooms                                           --             --      1,960,836             --            --        1,960,836
    Food and beverage                          343,563             --      2,798,974             --            --        3,142,537
    Other                                      629,151             --        420,219             --            --        1,049,370
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Gross revenues                        34,571,506             --     35,383,512             --            --       69,955,018
    Less promotional allowances              2,431,189             --      6,013,284             --            --        8,444,473
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Net operating revenues                32,140,317             --     29,370,228             --            --       61,510,545
                                           -----------   ------------   ------------   ------------  ------------      -----------

OPERATING COSTS AND EXPENSES:
    Casino                                   7,019,730             --     10,672,858             --            --       17,692,588
    Rooms                                           --             --        660,398             --            --          660,398
    Food and beverage                          419,726             --        958,611             --            --        1,378,337
    Other                                           --             --        267,487             --            --          267,487
    Gaming taxes                            11,427,754             --      3,738,370             --            --       15,166,124
    Advertising and promotion                1,487,895             --      2,078,011             --            --        3,565,906
    General and administrative               5,456,459             --      3,870,919             --            --        9,327,378
    Corporate expense                          421,951             --        355,892             --            --          777,843
    Economic incentive - City of Gary        1,011,164             --             --             --            --        1,011,164
    Depreciation and amortization            1,394,607             --      3,005,855             --            --        4,400,462
    Loss on investment in Buffington
      Harbor Riverboats, LLC                   595,159             --             --             --            --          595,159
    Loss (gain) on disposal of assets            1,199             --         (9,961)            --            --           (8,762)
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Total operating costs and expenses    29,235,644             --     25,598,440             --            --       54,834,084
                                           -----------   ------------   ------------   ------------  ------------      -----------

      Operating income                       2,904,673             --      3,771,788             --            --        6,676,461
                                           -----------   ------------   ------------   ------------  ------------      -----------

OTHER INCOME (EXPENSE):
    Interest income                             15,935             --         10,331             --            --           26,266
    Interest expense                        (3,534,451)            --     (4,421,439)            --            --       (7,955,890)
    Other non-operating expense                (37,219)            --         (9,421)            --            --          (46,640)
    Equity in net loss of subsidiaries        (978,435)            --       (329,694)            --     1,308,129 (a)           --
                                           -----------   ------------   ------------   ------------  ------------      -----------
      Total other expense                   (4,534,170)            --     (4,750,223)            --     1,308,129       (7,976,264)
                                           -----------   ------------   ------------   ------------  ------------      -----------

      Loss from continuing operations       (1,629,497)            --       (978,435)            --     1,308,129       (1,299,803)

    Loss from discontinued operation                --             --                      (329,694)          --          (329,694)
                                           -----------   ------------   ------------   ------------  ------------      -----------

      Net loss                             $(1,629,497)  $         --   $   (978,435)  $   (329,694) $  1,308,129      $(1,629,497)
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

                         THE MAJESTIC STAR CASINO, LLC

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Six Months Ended June 30, 2004
                                   (unaudited)

                                                                              Restated, See Note 2
                                               -----------------------------------------------------------------------------------
                                               The Majestic    The Majestic
                                               Star Casino,    Star Casino      Guarantor          Eliminating           Total
                                                    LLC        Capital Corp.   Subsidiaries          Entries         Consolidated
                                               -------------   -------------   -------------      -------------      -------------
OPERATING REVENUES:
    Casino                                     $  77,904,303        $   --     $  63,747,486      $          --      $ 141,651,789
    Rooms                                                 --            --         3,793,506                 --          3,793,506
    Food and beverage                                938,241            --         5,530,932                 --          6,469,173
    Other                                          1,341,886            --           872,994                 --          2,214,880
                                               -------------        ------     -------------      -------------      -------------
      Gross revenues                              80,184,430            --        73,944,918                 --        154,129,348
    Less promotional allowances                    6,594,196            --        13,110,890                 --         19,705,086
                                               -------------        ------     -------------      -------------      -------------
      Net operating revenues                      73,590,234            --        60,834,028                 --        134,424,262
                                               -------------        ------     -------------      -------------      -------------

OPERATING COSTS AND EXPENSES:
    Casino                                        15,057,511            --        20,725,489                 --         35,783,000
    Rooms                                                 --            --           932,296                 --            932,296
    Food and beverage                              1,061,900            --         1,771,963                 --          2,833,863
    Other                                             65,646            --           499,438                 --            565,084
    Gaming taxes                                  22,210,245            --         8,301,293                 --         30,511,538
    Advertising and promotion                      4,407,442            --         3,524,855                 --          7,932,297
    General and administrative                    15,361,415            --         8,372,966                 --         23,734,381
    Corporate expense                              1,680,286            --                --                 --          1,680,286
    Economic incentive - City of Gary              2,336,237            --                --                 --          2,336,237
    Depreciation and amortization                  3,792,530            --         5,302,803                 --          9,095,333
    Loss on investment in Buffington
      Harbor Riverboats, LLC                       1,238,348            --                --                 --          1,238,348
    (Gain) loss on disposal of assets                 (1,662)           --            21,019                 --             19,357
                                               -------------        ------     -------------      -------------      -------------
      Total operating costs and expenses          67,209,898            --        49,452,122                 --        116,662,020
                                               -------------        ------     -------------      -------------      -------------

      Operating income                             6,380,336            --        11,381,906                 --         17,762,242
                                               -------------        ------     -------------      -------------      -------------

OTHER INCOME (EXPENSE):
    Interest income                                    4,535            --             5,868                 --             10,403
    Interest expense                             (13,305,149)           --          (949,136)                --        (14,254,285)
    Other non-operating expense                     (123,847)           --                --                 --           (123,847)
    Equity in net income of subsidiaries          10,438,638            --                --        (10,438,638) (a)            --
                                               -------------        ------     -------------      -------------      -------------
      Total other expense                         (2,985,823)           --          (943,268)       (10,438,638)       (14,367,729)
                                               -------------        ------     -------------      -------------      -------------

      Net income                               $   3,394,513        $   --     $  10,438,638      $ (10,438,638)     $   3,394,513
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

                         THE MAJESTIC STAR CASINO, LLC

NOTE 11.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     For the Six Months Ended June 30, 2003
                                   (unaudited)

                                                                           As Restated, See Note 2
                                          ---------------------------------------------------------------------------------------
                                          The Majestic The Majestic
                                          Star Casino, Star Casino    Guarantor      Discontinued   Eliminating        Total
                                               LLC     Capital Corp. Subsidiaries    Operation (b)    Entries        Consolidated
                                          ------------ ------------  ------------    ------------   ----------      -------------
OPERATING REVENUES:
    Casino                               $  68,930,965   $     --   $  60,127,513   $          --   $          --     $ 129,058,478
    Rooms                                           --         --       3,886,505              --              --         3,886,505
    Food and beverage                          735,485         --       5,627,250              --              --         6,362,735
    Other                                    1,199,949         --         784,586              --              --         1,984,535
                                         -------------   --------   -------------   -------------   -------------     -------------
      Gross revenues                        70,866,399         --      70,425,854              --              --       141,292,253
    Less promotional allowances              4,999,101         --      11,698,766              --              --        16,697,867
                                         -------------   --------   -------------   -------------   -------------     -------------
      Net operating revenues                65,867,298         --      58,727,088              --              --       124,594,386
                                         -------------   --------   -------------   -------------   -------------     -------------

OPERATING COSTS AND EXPENSES:
    Casino                                  13,574,359         --      20,623,312              --              --        34,197,671
    Rooms                                           --         --       1,263,235              --              --         1,263,235
    Food and beverage                          803,588         --       1,875,352              --              --         2,678,940
    Other                                           --         --         519,658              --              --           519,658
    Gaming taxes                            21,168,527         --       7,573,218              --              --        28,741,745
    Advertising and promotion                3,202,880         --       4,064,964              --              --         7,267,844
    General and administrative              11,341,646         --       7,304,854              --              --        18,646,500
    Corporate expense                        1,021,806         --         639,224              --              --         1,661,030
    Economic incentive - City of Gary        2,071,411         --              --              --              --         2,071,411
    Depreciation and amortization            2,808,702         --       5,988,263              --              --         8,796,965
    Loss on investment in Buffington
      Harbor Riverboats, LLC                 1,199,180         --              --              --              --         1,199,180
    Loss (gain) on disposal of assets          125,919         --         (24,961)             --              --           100,958
                                         -------------   --------   -------------   -------------   -------------     -------------
      Total operating costs and expenses    57,318,018         --      49,827,119              --              --       107,145,137
                                         -------------   --------   -------------   -------------   -------------     -------------

      Operating income                       8,549,280         --       8,899,969              --              --        17,449,249
                                         -------------   --------   -------------   -------------   -------------     -------------

OTHER INCOME (EXPENSE):
    Interest income                             30,092         --          31,916              --              --            62,008
    Interest expense                        (7,068,889)        --      (8,842,799)             --              --       (15,911,688)
    Other non-operating expense                (75,554)        --         (18,900)             --              --           (94,454)
    Equity in net loss of subsidiaries         (29,209)        --         (99,395)             --         128,604 (a)            --
                                         -------------   --------   -------------   -------------   -------------     -------------

      Total other expense                   (7,143,560)        --      (8,929,178)             --         128,604       (15,944,134)
                                         -------------   --------   -------------   -------------   -------------     -------------

      Income (loss) from continuing
      operations                             1,405,720         --         (29,209)             --         128,604         1,505,115

    Loss from discontinued operation                --         --                         (99,395)             --           (99,395)
                                         -------------   --------   -------------   -------------   -------------     -------------

      Net income (loss)                  $   1,405,720   $     --   $     (29,209)  $     (99,395)  $     128,604     $   1,405,720
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

    The restatement has no impact on previously reported consolidated operating income, net income (loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. In addition, the restatement has no impact on compliance with any financial covenants under the $80.0 million credit facility or the indenture governing the $260.0 million of 9-1/2% senior secured notes.

      The accompanying tables reconcile the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, as previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, to the amounts included in the accompanying consolidated financial statements.

                                                                 Impact of restatement
                         --------------------------------------------------------------------------------------------------
                           For the three months ended June 30, 2004             For the six months ended June 30, 2004
                         -----------------------------------------------    -----------------------------------------------
                                                              Amounts                                            Amounts
                         As originally     Restatement      reported in     As originally     Restatement      reported in
                           reported         for CBP          2004 10-Q        reported         for CBP          2004 10-Q
                         in 2004 10-Q       programs       (As restated)    in 2004 10-Q       programs       (As restated)
                         -------------    -------------    -------------    -------------    -------------    -------------
Net revenues             $  71,721,044    $  (4,719,385)   $  67,001,659    $ 144,013,713    $  (9,589,451)   $ 134,424,262
Costs and expenses          61,524,281       (4,719,385)      56,804,896      126,251,471       (9,589,451)     116,662,020
                         -------------    -------------    -------------    -------------    -------------    -------------
Operating income            10,196,763                -       10,196,763       17,762,242                -       17,762,242
Other income (expense)      (7,286,590)               -       (7,286,590)     (14,367,729)               -      (14,367,729)
                         -------------    -------------    -------------    -------------    -------------    -------------
Net income               $   2,910,173    $           -    $   2,910,173    $   3,394,513    $           -    $   3,394,513
                         =============    =============    =============    =============    =============    =============

                                                                 Impact of restatement
                           --------------------------------------------------------------------------------------------------
                             For the three months ended June 30, 2003             For the six months ended June 30, 2003
                           -----------------------------------------------    -----------------------------------------------
                                                                Amounts                                            Amounts
                           As originally     Restatement      reported in     As originally     Restatement      reported in
                             reported          for CBP         2004 10-Q        reported         for CBP          2004 10-Q
                           in 2004 10-Q       programs       (As restated)    in 2004 10-Q       programs       (As restated)
                           -------------    -------------    -------------    -------------    -------------    -------------
Net revenues               $  65,474,269    $  (3,963,724)   $  61,510,545    $ 132,330,546    $  (7,736,160)   $ 124,594,386
Costs and expenses            58,797,808       (3,963,724)      54,834,084      114,881,297       (7,736,160)     107,145,137
                           -------------    -------------    -------------    -------------    -------------    -------------
Operating income               6,676,461                -        6,676,461       17,449,249                -       17,449,249
Other income (expense)        (7,976,264)               -       (7,976,264)     (15,944,134)               -      (15,944,134)
                           -------------    -------------    -------------    -------------    -------------    -------------
(Loss) income from
   continuing operations   $  (1,299,803)   $           -    $  (1,299,803)   $   1,505,115    $           -    $   1,505,115
Discontinued operations         (329,694)               -         (329,694)         (99,395)               -          (99,395)
                           -------------    -------------    -------------    -------------    -------------    -------------
Net (loss) income          $  (1,629,497)   $           -    $  (1,629,497)   $   1,405,720    $           -    $   1,405,720
                           =============    =============    =============    =============    =============    =============


    Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. See Note 2 to the consolidated financial statements.

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

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES


                                                                               As Restated
                                                    ---------------------------------------------------------------
                                                               For the                          For the
                                                         Three months ended                Six months ended
                                                              June 30,                         June 30,
                                                    ------------------------------   ------------------------------
                                                        2004            2003             2004             2003
                                                    -------------   --------------   -------------    -------------
OPERATING REVENUES:
  Casino                                                   91.9%            91.2%           91.9%            91.3%
  Rooms                                                     2.5%             2.8%            2.5%             2.8%
  Food and beverage                                         4.1%             4.5%            4.2%             4.5%
  Other                                                     1.5%             1.5%            1.4%             1.4%
                                                    -------------   --------------   -------------    -------------
Gross operating revenues                                  100.0%           100.0%          100.0%           100.0%
  Less promotional allowances                              12.8%            12.1%           12.8%            11.8%
                                                    -------------   --------------   -------------    -------------
Net operating revenues                                     87.2%            87.9%           87.2%            88.2%
                                                    -------------   --------------   -------------    -------------

OPERATING COSTS AND EXPENSES:
  Casino                                                   22.8%            25.3%           23.2%            24.2%
  Rooms                                                     0.6%             0.9%            0.6%             0.9%
  Food and beverage                                         1.8%             2.0%            1.8%             1.9%
  Other                                                     0.4%             0.4%            0.4%             0.4%
  Gaming taxes (1)                                         20.0%            21.7%           19.8%            20.3%
  Advertising and promotion                                 5.5%             5.1%            5.2%             5.1%
  General and administrative (2)                           13.4%            13.3%           15.4%            13.2%
  Corporate expenses                                        1.1%             1.1%            1.1%             1.2%
  Economic incentive - City of Gary                         1.5%             1.4%            1.5%             1.5%
  Depreciation and amortization                             6.0%             6.3%            5.9%             6.2%
  Loss on investment in Buffington Harbor
    Riverboats, LLC                                         0.8%             0.9%            0.8%             0.9%
  Loss on sale of assets                                    0.0%             0.0%            0.0%             0.1%
                                                    -------------   --------------   -------------    -------------
Total operating costs and expenses                         73.9%            78.4%           75.7%            75.9%
                                                    -------------   --------------   -------------    -------------
Operating income                                           13.3%             9.5%           11.5%            12.3%
                                                    -------------   --------------   -------------    -------------

OTHER INCOME (EXPENSES):
  Interest income                                            --              0.0%            0.0%             0.1%
  Interest expense                                         -9.4%           -11.3%           -9.2%           -11.3%
  Other non-operating expense                              -0.1%            -0.1%           -0.1%            -0.1%
                                                    -------------   --------------   -------------    -------------
Total other expenses                                       -9.5%           -11.4%           -9.3%           -11.3%
                                                    -------------   --------------   -------------    -------------
Income (loss) from continuing operations                    3.8%            -1.9%            2.2%             1.0%
  Loss from discontinued operations                          --             -0.4%             --              0.0%
                                                    -------------   --------------   -------------    -------------
Net income (loss)                                           3.8%            -2.3%            2.2%             1.0%
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

Consolidated


                                                                          As Restated
                                         -------------------------------------------------------------------------------
                                                For the                                  For the
                                           Three months ended                        Six months ended
                                                June 30,            Percentage            June 30,          Percentage
                                         -----------------------     Increase     -----------------------    Increase
                                            2004        2003        (Decrease)      2004         2003       (Decrease)
                                         -----------  ----------   -------------  ----------   ----------  -------------
                                             (in millions)                            (in millions)
Casino revenues                              $ 70.6     $  63.8           10.7%     $ 141.6      $ 129.0           9.8%
Room revenues                                   1.9         2.0           -2.1%         3.8          3.9          -2.4%
Food and beverage revenues                      3.1         3.1           -0.6%         6.5          6.4           1.7%
Other revenues                                  1.2         1.1           10.1%         2.2          2.0          11.6%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Gross operating revenues                     76.8        70.0            9.8%       154.1        141.3           9.1%
Less promotional allowances                     9.8         8.5           16.1%        19.7         16.7          18.0%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Net operating revenues                       67.0        61.5            8.9%       134.4        124.6          15.6%
Operating expenses                             56.8        54.8            3.6%       116.7        107.2           8.9%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Operating income                             10.2         6.7           52.7%        17.7         17.4           1.8%
Other expenses                                 (7.3)       (8.0)          -8.6%       (14.3)       (15.9)         -9.9%
                                         -----------  ----------   -------------  ----------   ----------  -------------
Income (loss) from continuing
 operations                                     2.9        (1.3)         323.9%         3.4          1.5         125.5%
Loss from discontinued operation                 --        (0.3)        -100.0%          --         (0.1)       -100.0%
                                         -----------  ----------   -------------  ----------   ----------  -------------
  Net income (loss)                          $  2.9     $  (1.6)         278.6%     $   3.4      $   1.4         141.5%
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

Majestic Star

                                                                     As Restated
                                 ---------------------------------------------------------------------------------
                                        For the                                    For the
                                   Three months ended                         Six months ended
                                        June 30,           Percentage              June 30,           Percentage
                                 -----------------------    Increase       -----------------------     Increase
                                   2004         2003       (Decrease)         2004        2003        (Decrease)
                                 ----------   ----------  --------------   -----------  ----------   -------------
                                     (in millions)                             (in millions)
Casino revenues                    $  38.7      $  33.6           15.2%       $  77.9      $ 68.9           13.0%
Room revenues                           --           --            0.0%            --          --            0.0%
Food and beverage revenues             0.5          0.4           31.3%           0.9         0.7           27.6%
Other revenues                         0.7          0.6           15.9%           1.4         1.2           11.8%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Gross operating revenues            39.9         34.6           15.3%          80.2        70.8           13.1%
Less promotional allowances            3.3          2.4           34.7%           6.6         5.0           31.9%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net operating revenues              36.6         32.2           13.9%          73.6        65.8           11.7%
Operating expenses                    31.3         28.8            8.8%          65.6        56.2           16.4%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Operating income                     5.3          3.4           66.2%           8.0         9.6          -15.8%
Other expense                         (6.8)        (3.6)          91.7%         (13.4)       (7.1)          88.7%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net (loss) income                $  (1.5)     $  (0.2)         205.0%       $  (5.4)     $  2.5         -318.3%
                                 ==========   ==========  ==============   ===========  ==========   =============

Fitzgeralds Tunica

                                                                   As Restated
                                 ---------------------------------------------------------------------------------
                                         For the                                   For the
                                   Three months ended                         Six months ended
                                        June 30,           Percentage              June 30,           Percentage
                                 -----------------------    Increase       -----------------------     Increase
                                    2004         2003      (Decrease)         2004         2003       (Decrease)
                                 ----------   ----------  --------------   -----------  ----------   -------------
                                     (in millions)                             (in millions)
Casino revenues                     $ 21.6       $ 21.4            0.9%        $ 44.4      $ 43.2            2.7%
Room revenues                          1.9          2.0           -2.1%           3.8         3.9           -2.4%
Food and beverage revenues             2.2          2.3           -7.4%           4.4         4.6           -4.2%
Other revenues                         0.3          0.4          -10.2%           0.7         0.7            2.6%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Gross operating revenues            26.0         26.1           -0.2%          53.3        52.4            1.7%
Less promotional allowances            5.3          4.8           10.5%          10.6         9.3           13.7%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net operating revenues              20.7         21.3           -2.6%          42.7        43.1           -0.8%
Operating expenses                    17.6         18.2           -2.9%          35.6        35.3            1.0%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Operating income                     3.1          3.1           -0.9%           7.1         7.8           -9.2%
Other income (expense)                 0.0          0.0          -40.7%           0.0         0.0          -28.9%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net income                        $  3.1       $  3.1           -0.9%        $  7.1      $  7.8           -9.2%
                                 ==========   ==========  ==============   ===========  ==========   =============


Fitzgeralds Black Hawk

                                                                      As Restated
                                 ---------------------------------------------------------------------------------
                                        For the                                    For the
                                   Three months ended                         Six months ended
                                        June 30,            Percentage             June 30,           Percentage
                                 -----------------------     Increase       -----------------------    Increase
                                    2004         2003       (Decrease)        2004         2003       (Decrease)
                                 ----------   ----------  --------------   -----------  ----------   -------------
                                     (in millions)                              (in millions)
Casino revenues                     $ 10.3       $  8.7           17.1%        $ 19.3      $ 16.9           14.5%
Room revenues                           --           --             --             --          --             --
Food and beverage revenues             0.5          0.5            8.9%           1.1         1.0            9.8%
Other revenues                         0.1          0.1           65.6%           0.2         0.1           56.0%
                                 ----------   ----------  -------------    -----------  -----------  -------------
  Gross operating revenues            10.9          9.3           17.0%          20.6        18.0           14.5%
Less promotional allowances            1.2          1.2            1.2%           2.5         2.4            5.8%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net operating revenues               9.7          8.1           19.4%          18.1        15.6           15.8%
Operating expenses                     6.9          6.4            8.1%          13.3        12.5            5.9%
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Operating income                     2.8          1.7           67.8%           4.8         3.1           55.6%
Other income (expense)                  --           --             --             --          --             --
                                 ----------   ----------  --------------   -----------  ----------   -------------
  Net income                        $  2.8       $  1.7           67.8%        $  4.8      $  3.1           55.6%
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

Majestic Star

                                                                        As Restated
                                              --------------------------------------------------------------
                                                        For the                          For the
                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                              ------------------------------   ------------------------------
                                                  2004             2003            2004             2003
                                              -------------    -------------   -------------    -------------

             Casino revenues                         50.4%            48.0%           50.5%            48.8%
             Room revenues                             --               --              --               --
             Food and beverage revenues               0.6%             0.5%            0.6%             0.6%
             Other revenues                           0.9%             0.9%            0.9%             0.8%
                                              -------------    -------------   -------------    -------------
               Gross operating revenues              51.9%            49.4%           52.0%            50.2%
             Less promotional allowances              4.3%             3.5%            4.3%             3.6%
                                              -------------    -------------   -------------    -------------
               Net operating revenues                47.6%            45.9%           47.7%            46.6%
             Operating expenses                      40.8%            41.1%           42.5%            39.8%
                                              -------------    -------------   -------------    -------------
               Operating income                       6.8%             4.8%            5.2%             6.8%
             Other expenses                          -8.9%            -5.1%           -8.7%            -5.1%
                                              -------------    -------------   -------------    -------------
               Net (loss) income                     -2.1%            -0.3%           -3.5%             1.7%
                                              =============    =============   =============    =============

Fitzgeralds Tunica

                                                                        As Restated
                                              ---------------------------------------------------------------
                                                        For the                           For the
                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                              ------------------------------   ------------------------------
                                                  2004             2003            2004             2003
                                              -------------    -------------   -------------    -------------
          Casino revenues                            28.1%            30.6%           28.8%            30.6%
          Room revenues                               2.5%             2.8%            2.5%             2.8%
          Food and beverage revenues                  2.8%             3.3%            2.9%             3.3%
          Other revenues                              0.4%             0.5%            0.4%             0.4%
                                              -------------    -------------   -------------    -------------
            Gross operating revenues                 33.8%            37.2%           34.6%            37.1%
          Less promotional allowances                 6.8%             6.8%            6.9%             6.6%
                                              -------------    -------------   -------------    -------------
            Net operating revenues                   27.0%            30.4%           27.7%            30.5%
          Operating expenses                         23.0%            26.0%           23.1%            25.0%
                                              -------------    -------------   -------------    -------------
            Operating income                          4.0%             4.4%            4.6%             5.5%
          Other expenses                              0.0%             0.0%            0.0%             0.0%
                                              -------------    -------------   -------------    -------------
            Net income                                4.0%             4.4%            4.6%             5.5%
                                              =============    =============   =============    =============


Fitzgeralds Black Hawk

                                                                        As Restated
                                                 ---------------------------------------------------------------
                                                            For the                         For the
                                                      Three months ended                Six months ended
                                                           June 30,                         June 30,
                                                 ------------------------------   ------------------------------
                                                     2004             2003            2004             2003
                                                 -------------    -------------   -------------    -------------
             Casino revenues                            13.4%            12.6%           12.5%            12.0%
             Room revenues                                --               --              --               --
             Food and beverage revenues                  0.7%             0.7%            0.7%             0.6%
             Other revenues                              0.1%             0.1%            0.1%             0.1%
                                                 -------------    -------------   -------------    -------------
               Gross operating revenues                 14.2%            13.4%           13.3%            12.7%
             Less promotional allowances                 1.6%             1.8%            1.6%             1.7%
                                                 -------------    -------------   -------------    -------------
               Net operating revenues                   12.6%            11.6%           11.7%            11.0%
             Operating expenses                          9.0%             9.1%            8.6%             8.8%
                                                 -------------    -------------   -------------    -------------
               Operating income                          3.6%             2.5%            3.1%             2.2%
             Other expenses                               --               --              --               --
                                                 -------------    -------------   -------------    -------------
               Net income                                3.6%             2.5%            3.1%             2.2%
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

    Consolidated promotional allowances increased $1.4 million or 16.1% in the second quarter of 2004 as compared to the second quarter of 2003. Higher casino related cash based promotional activities of approximately $1.0 million comprised 73.0% of the increase. The higher costs related to greater direct mail cash coupon activities at Fitzgeralds Tunica and Majestic Star, along with the implementation of a new slot club at Majestic Star and higher slot club expenses at Fitzgeralds Tunica. Fitzgeralds Tunica also had a $0.3 million increase in promotional allowances as a result of providing more complimentary hotel rooms. During the second quarter, Fitzgeralds Tunica was providing complimentary rooms to our better gamblers in order to generate greater levels of activity on the casino floor. This strategy was implemented to combat the highly competitive Tunica market.

    Total consolidated operating expenses increased $2.0 million or 3.6% in the second quarter of 2004 as compared to the second quarter of 2003, due primarily to company wide increases in gaming taxes of $0.2 million, general and administrative expenses of $1.0 million and depreciation and amortization expenses of $0.2 million. In addition, consolidated advertising and promotional expenses increased $0.6 million. The increases were driven primarily by activities at Majestic Star.

    Consolidated casino expenses were $17.5 million in the three months ended June 30, 2004, a decrease of $0.1 million or 1.0% from the three months ended June 30, 2003. Majestic Star experienced a slight increase of $0.4 million, primarily related to greater casino volumes and increased costs of food and beverages provided on a complimentary basis to our casino guests at the Buffington Harbor food facilities. Fitzgeralds Tunica experienced a $0.6 million decline in casino expenses. The cost reduction was achieved through focus on cost containment strategies.

    Consolidated gaming taxes increased only $0.2 million or 1.1% to $15.3 million in the three months ended June 30, 2004 from the three months ended June 30, 2003. However, the increase would have been $2.3 million had it not been for the Indiana retroactive gaming tax assessment of $2.1 million during the second quarter of 2003 (see Note 8 to the notes for our consolidated financial statements). This $2.2 million increase (exclusive of the effect of the retroactive gaming tax assessment) is primarily because of the increased casino revenues at all of our properties, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $1.8 million increase in gaming and admission taxes (exclusive of the retroactive gaming tax assessment). The tax structures and rates were similar at all of our casinos in the three months ended June 30, 2004 and the three months ended June 30, 2003.

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

    Consolidated promotional allowances increased $3.0 million or 18.0% in the six-month period ended June 30, 2004 as compared to the same period in 2003. Higher casino related cash based promotional activities of approximately $2.3 million comprised 74.9% of the increase. The higher costs related to greater direct mail cash coupon activities at Fitzgeralds Tunica and Majestic Star, along with the implementation of a new slot club at Majestic Star and higher slot club expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk. Fitzgeralds Tunica also had higher levels of complimentaries at in an effort to increase revenues and to remain competitive in the Tunica market. Rooms provided on a complimentary basis to casino customers at Fitzgeralds Tunica increased $0.8 million in the six months ended June 30,2004 as compared to the six months ended June 30, 2003.

    Total consolidated operating expenses increased $9.5 million or 8.9% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, due primarily to increases in casino expenses of $1.6 million, gaming and incentive taxes of $2.0 million, advertising and promotion expenses of $0.7 million and general and administrative expenses of $5.1 million.

    Consolidated casino expenses were $35.8 million in the six months ended June 30, 2004, an increase of $1.6 million or 4.6% from the six months ended June 30, 2003. The increase in casino expenses is directly related to the increased business volumes at Majestic Star, which comprised approximately 93.6%, or $1.5 million, of our increased consolidated casino expenses. At Majestic Star casino expenses were higher due to increased payroll and related expenses, higher progressive expenses and increased costs of providing complimentary food and beverage services to our casino guests at the food operations within BHR.

    Consolidated gaming taxes increased $1.8 million or 6.2% to $30.5 million in the six months ended June 30, 2004 from the six months ended June 30, 2003. However, the increase would have been $3.9 million had it not been for the Indiana retroactive gaming tax assessment of $2.1 million during the second quarter of 2003 (see Note 8 of the notes to our consolidated financial statements). This $3.8 million increase (exclusive of the effect of the retroactive gaming tax assessment) is primarily because of the increased casino revenues at all of our properties, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $3.1 million increase in gaming and admission taxes (exclusive of the retroactive gaming tax assessment).

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