Form 10-Q/A
period 2004-09-30
MAJESTIC STAR CASINO LLC
filed 2005-05-13
CIK 1016466

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

      This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, initially filed with the Securities and Exchange Commission ("SEC") on November 15, 2004 (the "Original Filing"), is being filed to reflect restatement of the Company's consolidated statement of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements," to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

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

      Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing date of the original filing or other disclosures necessary to reflect subsequent events have been addressed in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 31, 2005, or will be addressed by any reports filed with the SEC subsequent to the date of this filing.

      We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 1, 2004.

                          THE MAJESTIC STAR CASINO, LLC

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I         FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2004 (unaudited)
               and December 31, 2003 ..................................................   1

               Consolidated Statements of Operations for the three and nine months
               ended September 30, 2004 and 2003 (unaudited) (as restated) ............   2

               Consolidated Statements of Changes in Member's Deficit for the nine months ended September 30, 2004 (unaudited) and the year ended
               December 31, 2003 ......................................................   3

               Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2004 and 2003 (unaudited) ................................   4

               Notes to the Consolidated Financial Statements (as restated) ...........   6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................................   35

       Item 3. Quantitative and Qualitative Disclosures About Market Risk ............   54

       Item 4. Controls and Procedures ...............................................   54

PART II        OTHER INFORMATION

       Item 1. Legal Proceedings .....................................................   55

       Item 5. Other Information .....................................................   56

       Item 6. Exhibits ..............................................................   57

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

                         THE MAJESTIC STAR CASINO, LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                   As Restated, See Note 2
                                                              ------------------------------------------------------------------
                                                                 For The Three Months Ended        For The Nine Months Ended
                                                                       September 30,                     September 30,
                                                              ------------------------------    --------------------------------
                                                                  2004             2003             2004              2003
                                                                  ----             ----             ----              ----
OPERATING REVENUES:
     Casino                                                   $ 58,158,742     $ 55,554,104     $ 180,481,342     $ 167,725,235
     Rooms                                                       2,026,708        2,155,546         5,820,214         6,042,051
     Food and beverage                                           3,032,634        2,736,494         8,414,932         8,109,231
     Other                                                       1,095,844          903,583         3,112,955         2,761,378
                                                              ------------     ------------     -------------     -------------
         Gross revenues                                         64,313,928       61,349,727       197,829,443       184,637,895
     Less promotional allowances                                 9,092,904        8,067,114        26,285,603        22,390,271
                                                              ------------     ------------     -------------     -------------
         Net operating revenues                                 55,221,024       53,282,613       171,543,840       162,247,624
                                                              ------------     ------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
     Casino                                                     14,839,313       14,322,544        45,567,122        43,871,893
     Rooms                                                         449,177          658,404         1,381,473         1,921,639
     Food and beverage                                           1,432,422        1,181,910         3,813,858         3,312,812
     Other                                                         583,091          144,705           784,955           335,906
     Gaming taxes                                               13,033,727       12,113,632        40,529,945        38,209,407
     Advertising and promotion                                   3,677,204        3,161,818        10,462,947         9,088,629
     General and administrative                                  9,076,049        9,401,567        30,536,975        25,863,016
     Corporate expense                                             825,766          874,000         2,506,052         2,535,030
     Economic incentive - City of Gary                           1,087,049        1,035,573         3,423,286         3,106,984
     Depreciation and amortization                               4,365,733        4,043,481        12,531,588        12,017,044
     Loss on investment in Buffington Harbor Riverboats, LLC       616,058          594,718         1,854,406         1,793,898
     (Gain) loss on disposal of assets                              (2,704)           4,671            (6,266)          109,890
                                                              ------------     ------------     -------------     -------------
         Total operating costs and expenses                     49,982,885       47,537,023       153,386,341       142,166,148
                                                              ------------     ------------     -------------     -------------

         Operating income                                        5,238,139        5,745,590        18,157,499        20,081,476
                                                              ------------     ------------     -------------     -------------

OTHER INCOME (EXPENSE):
     Interest income                                                13,834           18,135            24,237            80,143
     Interest expense                                           (7,117,213)      (7,956,269)      (21,371,498)      (23,867,957)
     Other non-operating expense                                   (44,656)         (47,348)         (168,504)         (141,802)
                                                              ------------     ------------     -------------     -------------
         Total other expense                                    (7,148,035)      (7,985,482)      (21,515,765)      (23,929,616)
                                                              ------------     ------------     -------------     -------------

         Loss from continuing operations                        (1,909,896)      (2,239,892)       (3,358,266)       (3,848,140)

DISCONTINUED OPERATIONS:

     Income from discontinued operations                         2,930,076          913,944         7,772,962         3,927,912
                                                              ------------     ------------     -------------     -------------

         Net income (loss)                                    $  1,020,180     $ (1,325,948)    $   4,414,696     $      79,772
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

      As a result of the acquisition of three additional casino properties in December of 2001 from Fitzgeralds Gaming Corporation and certain of its affiliates, The Majestic Star Casino, LLC is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star") and through its wholly-owned subsidiary, Majestic Investor Holdings, LLC ("Majestic Investor Holdings" or "Investor Holdings") owns two Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Barden Mississippi Gaming, LLC", "Barden Mississippi" or "Fitzgeralds Tunica"), and Black Hawk, Colorado (casino only) ("Barden Colorado Gaming, LLC", "Barden Colorado" or "Fitzgeralds Black Hawk"), and prior to January 1, 2004, owned a third Fitzgeralds-brand casino-hotel located in Las Vegas, Nevada ("Barden Nevada Gaming, LLC", "Barden Nevada" or "Fitzgeralds Las Vegas"). See Note 3 for further discussion of the spin-off of Fitzgeralds Las Vegas on December 31, 2003. Also, on July 12, 2004, the Company entered into an agreement to sell substantially all of the assets of Fitzgeralds Black Hawk subject to certain of its liabilities to a third party (see Note 4 for a further discussion on the sales agreement).

      The Majestic Star Casino Capital Corp., a wholly-owned subsidiary of The Majestic Star Casino, LLC, was originally formed for the purpose of facilitating the offering of The Majestic Star Casino, LLC's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes") and Majestic Investor Capital Corp., a wholly-owned subsidiary of Investor Holdings, was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Both The Majestic Star Casino Capital Corp. and Majestic Investor Capital Corp. do not have any assets or operations. On October 7, 2003, the Company issued $260.0 million 9 1/2% senior secured notes (the "9 1/2% notes") and entered into an $80.0 million credit facility (the "$80.0 million credit facility"). The proceeds from the 9 1/2% notes and $28.0 million from the $80.0 million credit facility were used to purchase and redeem all of the 10 7/8% notes and purchase approximately 89.3%, or $135.5 million, of the 11.653% notes (see Note 9 for a further discussion of the debt refinancing and the 9 1/2% notes).

      Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2. RESTATEMENT

      The Company has restated the accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 to reflect a revision in classification of certain cash based promotional ("CBP") activities. During the preparation and audit of the financial statements for the year ended December 31, 2004, the Company reevaluated the accounting treatment of its CBP programs. Periodically, the Company makes various CBP offers to its casino customers. Generally these offers are based upon the rated or tracked play of its customers. These promotions can range in value and timing and are offered at the sole discretion of the Company's management. The Company's CBP activities are intended to encourage repeat visits to the Company's casinos. While casino customers are under no obligation to spend the promotional cash in gaming activities at the casino, the Company's experience shows that the vast majority of customers do engage in gaming activities the same day the cash is received. The Company has concluded that the payout of cash under these CBP programs should be treated as a reduction of gross revenues when redeemed. The costs related to these CBP programs were previously classified as a casino expense. The restatement affected net revenues and operating expenses, as shown in the accompanying table, by a like amount in each period, but has no impact on consolidated operating income, net income (loss) or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented.

                         THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The accompanying tables reconcile the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, as previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, to the amounts included in the accompanying consolidated financial statements.

                                                             Impact of restatement
                         ---------------------------------------------------------------------------------------------
                         For the three months ended September 30, 2004   For the nine months ended September 30, 2004
                         ---------------------------------------------  ----------------------------------------------
                                                           Amounts                                         Amounts
                          As originally   Restatement    reported in     As originally   Restatement     reported in
                           reported         for CBP       2004 10-Q       reported         for CBP        2004 10-Q
                          in 2004 10-Q     programs      (As restated)   in 2004 10-Q      programs      (As restated)
                         --------------  -------------  --------------  --------------  --------------  --------------
Net revenues             $   59,419,651  $  (4,198,627) $   55,221,024  $  184,488,935  $  (12,945,095) $  171,543,840
Costs and expenses           54,181,512     (4,198,627)     49,982,885     166,331,436     (12,945,095)    153,386,341
                         --------------  -------------  --------------  --------------  --------------  --------------
Operating income              5,238,139              -       5,238,139      18,157,499               -      18,157,499
Other income (expense)       (7,148,035)             -      (7,148,035)    (21,515,765)              -     (21,515,765)
                         --------------  -------------  --------------  --------------  --------------  --------------
Loss from continuing
  operations                 (1,909,896)             -      (1,909,896)     (3,358,266)              -      (3,358,266)
Discontinued operations       2,930,076              -       2,930,076       7,772,962               -       7,772,962
                         --------------  -------------  --------------  --------------  --------------  --------------
Net income               $    1,020,180  $           -  $    1,020,180  $    4,414,696  $            -  $    4,414,696
                         ==============  =============  ==============  ==============  ==============  ==============

                                                             Impact of restatement
                         ---------------------------------------------------------------------------------------------
                         For the three months ended September 30, 2003   For the nine months ended September 30, 2003
                         ---------------------------------------------   ---------------------------------------------
                                                            Amounts                                         Amounts
                         As originally    Restatement     reported in    As originally    Restatement     reported in
                           reported         for CBP        2003 10-Q       reported         for CBP        2003 10-Q
                          in 2003 10-Q     programs      (As restated)    in 2003 10-Q      programs     (As restated)
                         -------------   -------------   -------------   -------------   -------------   -------------
Net revenues             $  57,631,591   $  (4,348,978)  $  53,282,613   $ 173,511,980   $ (11,264,356)  $ 162,247,624
Costs and expenses          51,886,001      (4,348,978)     47,537,023     153,430,504     (11,264,356)    142,166,148
                         -------------   -------------   -------------   -------------   -------------   -------------
Operating income             5,745,590               -       5,745,590      20,081,476               -      20,081,476
Other income (expense)      (7,985,482)              -      (7,985,482)    (23,929,616)              -     (23,929,616)
                         -------------   -------------   -------------   -------------   -------------   -------------
(Loss) from
  continuing operations  $  (2,239,892)  $           -   $  (2,239,892)  $  (3,848,140)  $           -   $  (3,848,140)
Discontinued operations        913,944               -         913,944       3,927,912               -       3,927,912
                         -------------   -------------   -------------   -------------   -------------   -------------
Net (loss) income        $  (1,325,948)  $           -   $  (1,325,948)  $      79,772   $           -   $      79,772
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

SPIN-OFF

      The spin-off of Fitzgeralds Las Vegas to Barden Development, Inc. ("BDI"), our member, occurred on December 31, 2003. As such, the assets, liabilities and equity of Fitzgeralds Las Vegas are not included in our Consolidated Balance Sheets as of September 30, 2004 or as of December 31, 2003. The Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2004 do not include the activities of Fitzgeralds Las Vegas. However, the Consolidated Statements of Operations recognize Fitzgeralds Las Vegas as a discontinued operation for the three and nine months ended September 30, 2003 (see Note 4, Discontinued Operations).

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

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROMOTIONAL ALLOWANCES

      Cash discounts and other cash incentives related to gaming play and the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge are included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:

                   For the three-months ended September 30,      For the nine-months ended September 30,
                   ----------------------------------------      ---------------------------------------
                       2004               2003                        2004                2003
                       ----               ----                        ----                ----
Rooms                $  618,950         $  363,468                  $1,769,690          $1,090,162
Food and Beverage     1,913,893          1,848,658                   5,479,107           5,515,575
Other                   111,638            100,895                     347,683             311,571
                     ----------         ----------                  ----------          ----------
  Total              $2,644,481         $2,313,021                  $7,596,480          $6,917,308
                     ==========         ==========                  ==========          ==========

      The estimated retail value of such promotional allowances included in operating revenues is $3.8 million and $3.1 million for three-month periods ended September 30, 2004 and 2003, and $10.6 million and $9.2 million for the nine-month periods ended September 30, 2004 and 2003.

      The following schedule lists total cash incentives and retail cost of rooms, food and beverage and other, which comprise the total promotional allowances for each of the two quarters ended September 30, 2004 and 2003, and the nine-month periods ended September 30, 2004, and 2003.

                                                             As Restated
                         -----------------------------------------------------------------------------------
                         For the three-months ended September 30,    For the nine-months ended September 30,
                         ----------------------------------------    ---------------------------------------
                              2004              2003                     2004                 2003
                              ----              ----                     ----                 ----
Cash based promotional
  activities               $4,254,316        $4,484,658               $13,190,269         $ 11,997,761
Slot club and others        1,038,978           470,902                 2,541,443            1,223,362
Retail cost of rooms,
  food, beverage and
  other                     3,799,610         3,111,554                10,553,891            9,169,148
                           ----------        ----------               -----------         ------------
  Total                    $9,092,904        $8,067,114               $26,285,603         $ 22,390,271
                           ==========        ==========               ===========         ============

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


NOTE 4. DISCONTINUED OPERATIONS

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

      The results of Fitzgeralds Black Hawk are reflected in discontinued operations in the accompanying Consolidated Statements of Operations for the three- and nine-month periods presented. Net revenues of Fitzgeralds Black Hawk for the three months ended September 30, 2004 and 2003 were $9.3 million and $8.4 million, respectively. Fitzgeralds Black Hawk's net revenues for the nine months ended September 30, 2004 and 2003 were $27.4 million and $24.0 million, respectively. Fitzgeralds Black Hawk's net income for the three and nine months ended September 30, 2004 and 2003 was $2.9 million and $7.8 million, respectively, compared to $2.3 million and $5.4 million, respectively. The estimated fair value less costs to sell Fitzgeralds Black Hawk exceeds the carrying value; therefore, no impairment has been recognized.

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

FITZGERALDS LAS VEGAS

      As discussed above in more detail in Note 3, Fitzgeralds Las Vegas was spun off to our member, BDI, effective December 31, 2003. The net loss recorded in discontinued operations for Fitzgeralds Las Vegas was $1.4 million and $1.5 million for the three and nine months ended September 30, 2003, respectively.

NOTE 5. RESTRICTED CASH

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

NOTE 6. INTANGIBLE ASSETS

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

      In accordance with Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), Barden Colorado discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed above in Note 4. Consequently, amortization expense recorded on its intangible assets was $16,000 and $0.3 million, respectively, for the three-month and nine-month periods ended September 30, 2004 and $0.1 million and $0.4 million for the same periods in 2003.

NOTE 7. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

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

      On May 4, 2004, The Company entered into Amendment Number One to Loan and Security Agreement ("Amendment") with the lenders to the $80.0 million credit facility. The main item addressed in the Amendment was the definition of EBITDA, which was amended to specifically clarify that it was acceptable to add back up to $2.5 million of charges related to a retroactive property tax adjustment at Majestic Star (see Note 9). The modified definition of EBITDA is effective as of December 31, 2003. Without the Amendment, the Company would have not met the required EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement. For the nine-month period ended September 30, 2004, the Company was in compliance with all covenants to the $80.0 million credit facility.

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

LETTER OF CREDIT/SURETY BOND

      As part of a self-insured workers' compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's Consolidated Balance Sheets (see Note 5).

      To secure payment of claims under the workers' compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $0.5 million. This letter of credit is secured by restricted cash (see Note 5).

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

NOTE 10. RELATED PARTY TRANSACTIONS

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

NOTE 11. SEGMENT INFORMATION

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

                          THE MAJESTIC STAR CASINO, LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    For The Three Months         For The Nine Months
                                                      Ended September 30,         Ended September 30,
                                                   ----------------------       ---------------------
                                                     2004         2003          2004          2003
                                                     ----         ----          ----          ----
                                                                    (in thousands)
Net revenues (Restated, See Note 2):
      Majestic Star Casino                         $ 34,191     $ 32,447     $ 107,781     $    98,314
      Fitzgeralds Tunica                             21,030       20,836        63,763          63,934
                                                   --------     --------     ---------     -----------
Total                                              $ 51,221     $ 53,283     $ 171,544     $   162,248
                                                   ========     ========     =========     ===========

Operating income (loss):
      Majestic Star Casino                         $  3,542     $  4,706     $  11,603     $    14,277
      Fitzgeralds Tunica                              2,621        2,782         9,687          10,562
      Corporate (1)                                    (826)        (874)       (2,506)         (2,535)
      Majestic Investor Holdings                        (99)        (868)         (627)         (2,223)
                                                   --------     --------     ---------     -----------
Total                                              $  5,238     $  5,746     $  18,157     $    20,081
                                                   ========     ========     =========     ===========

Segment depreciation and amortization:
      Majestic Star Casino                         $  2,038     $  1,388     $   5,831     $     4,197
      Fitzgeralds Tunica                              2,258        1,989         6,493           5,823
      Majestic Investor Holdings                         69          666           208           1,997
                                                   --------     --------     ---------     -----------
Total                                              $  4,365     $  4,043     $  12,532     $    12,017
                                                   ========     ========     =========     ===========

Expenditure for additions to long-lived assets:
      Majestic Star Casino                         $    630     $  2,650     $  26,086     $     4,986
      Fitzgeralds Tunica                              1,766          953         4,835           2,749
      Fitzgeralds Black Hawk                            419          749         1,055           1,521
      Fitzgeralds Las Vegas (2)                           -          738             -           1,658
                                                   --------     --------     ---------     -----------
Total                                              $  2,815     $  5,090     $  31,976     $    10,914
                                                   ========     ========     =========     ===========

                                                       As of          As of
                                                    September 30,  December 31,
                                                       2004           2003
                                                    ------------   ------------
                                                           (in thousands)
Segment assets:
      Majestic Star Casino                           $ 258,225     $    260,925
      Fitzgeralds Tunica                                81,049           84,458
      Fitzgeralds Black Hawk assets retained               536           30,498
      Fitzgeralds Black Hawk assets held for sale       30,113                -
      Majestic Investor Holdings                        44,303           64,639
                                                     ---------     ------------
      Total                                            414,226     $    440,520
      Less: Intercompany                              (167,728)        (207,305)
                                                     ---------     ------------
Total                                                $ 246,498     $    233,215
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

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

      On July 12, 2004, the Company executed a definitive agreement to sell substantially all the assets subject to certain liabilities of Fitzgeralds Black Hawk. As such, those assets and liabilities to be sold are included in the Condensed Consolidating Balance Sheet as of September 30, 2004 in assets held for sale and liabilities related to assets held for sale (see Note 4). The operations and cash flows of Fitzgeralds Black Hawk are reflected in discontinued operations in the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2004 and 2003.

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

(c) As more fully described in Note 8, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

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

(c) As more fully described in Note 8, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the Three Months Ended September 30, 2004
                                   (unaudited)


                                                                            Restated, See Note 2
                                          ----------------------------------------------------------------------------------------
                                           The Majestic     The Majestic
                                           Star Casino,      Star Casino    Guarantor    Discontinued   Eliminating       Total
                                               LLC          Capital Corp.  Subsidiaries  Operation(b)     Entries     Consolidated
                                          -------------     ------------   ------------  ------------  ------------   ------------
OPERATING REVENUES:
     Casino                                 $ 36,159,528      $    -       $ 21,999,214       $    -   $         -    $ 58,158,742
     Rooms                                             -           -          2,026,708            -             -       2,026,708
     Food and beverage                           453,296           -          2,579,338            -             -       3,032,634
     Other                                       795,877           -            299,967            -             -       1,095,844
                                            ------------      ------       ------------   ----------   -----------    ------------
         Gross revenues                       37,408,701           -         26,905,227            -             -      64,313,928
     Less promotional allowances               3,217,992           -          5,874,912            -             -       9,092,904
                                            ------------      ------       ------------   ----------   -----------    ------------
         Net operating revenues               34,190,709           -         21,030,315            -             -      55,221,024
                                            ------------      ------       ------------   ----------   -----------    ------------

OPERATING COSTS AND EXPENSES:
     Casino                                    7,085,399           -          7,753,914            -             -      14,839,313
     Rooms                                             -           -            449,177            -             -         449,177
     Food and beverage                           509,771           -            922,651            -             -       1,432,422
     Other                                       526,100           -             56,991            -             -         583,091
     Gaming taxes                             10,399,342           -          2,634,385            -             -      13,033,727
     Advertising and promotion                 2,379,789           -          1,297,415            -             -       3,677,204
     General and administrative                6,007,515           -          3,068,534            -             -       9,076,049
     Corporate expense                           825,766           -                  -            -             -         825,766
     Economic incentive - City of Gary         1,087,049           -                  -            -             -       1,087,049
     Depreciation and amortization             2,038,075           -          2,327,658            -             -       4,365,733
     Loss on investment in Buffington
         Harbor Riverboats, LLC                  616,058           -                  -            -             -         616,058
     Gain on disposal of assets                     (800)          -             (1,904)           -             -          (2,704)
                                            ------------      ------       ------------   ----------   -----------    ------------
         Total operating costs and
              expenses                        31,474,064           -         18,508,821            -             -      49,982,885
                                            ------------      ------       ------------   ----------   -----------    ------------
         Operating income                      2,716,645           -          2,521,494            -             -       5,238,139
                                            ------------      ------       ------------   ----------   -----------    ------------

OTHER INCOME (EXPENSE):
     Interest income                              10,107           -              3,727            -             -          13,834
     Interest expense                         (6,642,646)          -           (474,567)           -             -      (7,117,213)
     Other non-operating expense                 (44,656)          -                  -            -             -         (44,656)
     Equity in net income of subsidiaries      4,980,730           -          2,930,076                 (7,910,806)(a)           -
                                            ------------      ------       ------------   ----------   -----------    ------------
         Total other (expense) income         (1,696,465)          -          2,459,236            -    (7,910,806)     (7,148,035)
                                            ------------      ------       ------------   ----------   -----------    ------------

         Income from continuing
           operations                          1,020,180           -          4,980,730            -    (7,910,806)     (1,909,896)

DISCONTINUED OPERATIONS:
     Income from discontinued operation                -           -                  -    2,930,076                     2,930,076
                                            ------------      ------       ------------   ----------   -----------    ------------
         Net  income                        $  1,020,180      $    -       $  4,980,730   $2,930,076   $(7,910,806)   $  1,020,180
                                            ============      ======       ============   ==========   ===========    ============

(a)   To eliminate equity in net income of subsidiaries.

(b) The Discontinued Operation represents Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 4, Discontinued Operations).

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the Three Months Ended September 30, 2003
                                  (unaudited)

                                                                            Restated, See Note 2
                                          ----------------------------------------------------------------------------------------
                                            The Majestic  The Majestic
                                            Star Casino,   Star Casino     Guarantor   Discontinued   Eliminating         Total
                                               LLC        Capital Corp.  Subsidiaries  Operations(b)    Entries       Consolidated
                                          -------------   ------------   ------------  ------------- ------------     -------------
OPERATING REVENUES:
     Casino                                 $ 34,533,303    $     -      $ 21,020,801    $      -     $         -     $ 55,554,104
     Rooms                                             -          -         2,155,546           -               -        2,155,546
     Food and beverage                           362,514          -         2,373,980           -               -        2,736,494
     Other                                       523,958          -           379,625           -               -          903,583
                                            ------------    -------      ------------    --------     -----------     ------------
         Gross revenues                       35,419,775          -        25,929,952           -               -       61,349,727
     Less promotional allowances               2,972,847          -         5,094,267           -               -        8,067,114
                                            ------------    -------      ------------    --------     -----------     ------------
         Net operating revenues               32,446,928          -        20,835,685           -               -       53,282,613
                                            ------------    -------      ------------    --------     -----------     ------------

OPERATING COSTS AND EXPENSES:
     Casino                                    6,527,215          -         7,795,329           -               -       14,322,544
     Rooms                                             -          -           658,404           -               -          658,404
     Food and beverage                           392,561          -           789,349           -               -        1,181,910
     Other                                             -          -           144,705           -               -          144,705
     Gaming taxes                              9,623,655          -         2,489,977           -               -       12,113,632
     Advertising and promotion                 1,835,473          -         1,326,345           -               -        3,161,818
     General and administrative                6,342,945          -         3,058,622           -               -        9,401,567
     Corporate expense                           530,733          -           343,267           -               -          874,000
     Economic incentive - City of Gary         1,035,573          -                 -           -               -        1,035,573
     Depreciation and amortization             1,388,381          -         2,655,100           -               -        4,043,481
     Loss on investment in Buffington
         Harbor Riverboats, LLC                  594,718          -                 -           -               -          594,718
     Loss on disposal of assets                        -          -             4,671           -               -            4,671
                                            ------------    -------      ------------    --------     -----------     ------------
         Total operating costs and expenses   28,271,254          -        19,265,769           -               -       47,537,023
                                            ------------    -------      ------------    --------     -----------     ------------

         Operating income                      4,175,674          -         1,569,916           -               -        5,745,590
                                            ------------    -------      ------------    --------     -----------     ------------

OTHER INCOME (EXPENSE):
     Interest income                              12,715          -             5,420           -               -           18,135
     Interest expense                         (3,534,893)         -        (4,421,376)          -               -       (7,956,269)
     Other non-operating expense                 (37,766)         -            (9,582)          -               -          (47,348)
     Equity in net (loss)
       income of subsidiaries                 (1,941,678)         -           913,944           -       1,027,734 (a)            -
                                            ------------    -------      ------------    --------     -----------     ------------
         Total other expense                  (5,501,622)         -        (3,511,594)          -       1,027,734       (7,985,482)
                                            ------------    -------      ------------    --------     -----------     ------------

         Loss from continuing operations      (1,325,948)         -        (1,941,678)          -       1,027,734       (2,239,892)

DISCONTINUED OPERATIONS:
     Income from discontinued operation                -          -                 -     913,944               -          913,944
                                            ------------    -------      ------------    --------     -----------     ------------
         Net loss (income)                  $ (1,325,948)   $     -      $ (1,941,678)   $913,944     $ 1,027,734     $ (1,325,948)
                                            ============    =======      ============    ========     ===========     ============

(a)   To eliminate equity in net (loss) income of subsidiaries.

(b) The Discontinued Operations reflect the operations of Fitzgeralds Las Vegas, which is not a guarantor of the 9 1/2% notes and was spun off to BDI on December 31, 2003 and Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 4, Discontinued Operations).

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2004
                                   (unaudited)

                                                                            Restated, See Note 2
                                          ----------------------------------------------------------------------------------------
                                           The Majestic  The Majestic
                                            Star Casino,  Star Casino     Guarantor    Discontinued   Eliminating         Total
                                               LLC       Capital Corp.  Subsidiaries   Operation(b)     Entries        Consolidated
                                          -------------  ------------  -------------  ------------   ------------     -------------
OPERATING REVENUES:

     Casino                               $ 114,063,831  $         -    $  66,417,511  $          -  $          -     $ 180,481,342
     Rooms                                            -            -        5,820,214             -             -         5,820,214
     Food and beverage                        1,391,537            -        7,023,395             -             -         8,414,932
     Other                                    2,137,763            -          975,192             -             -         3,112,955
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Gross revenues                     117,593,131            -       80,236,312             -             -       197,829,443
     Less promotional allowances              9,812,188            -       16,473,415             -             -        26,285,603
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Net operating revenues             107,780,943            -       63,762,897             -             -       171,543,840
                                          -------------  -----------    -------------  ------------  ------------     -------------

OPERATING COSTS AND EXPENSES:

     Casino                                  22,142,910            -       23,424,212             -             -        45,567,122
     Rooms                                            -            -        1,381,473             -             -         1,381,473
     Food and beverage                        1,571,671            -        2,242,187             -             -         3,813,858
     Other                                      591,746            -          193,209             -             -           784,955
     Gaming taxes                            32,609,587            -        7,920,358             -             -        40,529,945
     Advertising and promotion                6,787,231            -        3,675,716             -             -        10,462,947
     General and administrative              21,368,930            -        9,168,045             -             -        30,536,975
     Corporate expense                        2,506,052            -                -             -             -         2,506,052
     Economic incentive - City of Gary        3,423,286            -                -             -             -         3,423,286
     Depreciation and amortization            5,830,605            -        6,700,983             -             -        12,531,588
     Loss on investment in Buffington
         Harbor Riverboats, LLC               1,854,406            -                -             -             -         1,854,406
     Gain on disposal of assets                  (2,462)           -           (3,804)            -             -            (6,266)
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Total operating costs and
             expenses                        98,683,962            -       54,702,379             -             -       153,386,341
                                          -------------  -----------    -------------  ------------  ------------     -------------

         Operating income                     9,096,981            -        9,060,518             -             -        18,157,499
                                          -------------  -----------    -------------  ------------  ------------     -------------
OTHER INCOME (EXPENSE):
     Interest income                             14,642            -            9,595             -             -            24,237
     Interest expense                       (19,947,795)           -       (1,423,703)            -             -       (21,371,498)
     Other non-operating expense               (168,504)           -                -             -             -          (168,504)
     Equity in net income of subsidiaries    15,419,372            -        7,772,962             -   (23,192,334)(a)             -
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Total other (expense) income        (4,682,285)           -        6,358,854             -   (23,192,334)      (21,515,765)
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Income from continuing
              operations                      4,414,696            -       15,419,372             -   (23,192,334)       (3,358,266)

 DISCONTINUED OPERATIONS:

         Income from discontinued
              operations                              -            -                -     7,772,962             -         7,772,962
                                          -------------  -----------    -------------  ------------  ------------     -------------
         Net income                       $   4,414,696  $         -    $  15,419,372  $  7,772,962  $(23,192,334)    $   4,414,696
                                          =============  ===========    =============  ============  ============     =============

(a)   To eliminate equity in net income of subsidiaries.

(b) The Discontinued Operation represents Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 4, Discontinued Operations).

                         THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                                            Restated, See Note 2
                                          ----------------------------------------------------------------------------------------
                                          The Majestic  The Majestic
                                           Star Casino,  Star Casino    Guarantor     Discontinued   Eliminating        Total
                                              LLC       Capital Corp.  Subsidiaries   Operations(b)    Entries       Consolidated
                                         -------------  ------------  -------------  -------------  ------------    -------------
OPERATING REVENUES:

     Casino                              $ 103,464,268  $    -        $  64,260,967    $        -    $          -     $ 167,725,235
     Rooms                                           -       -            6,042,051             -               -         6,042,051
     Food and beverage                       1,097,999       -            7,011,232             -               -         8,109,231
     Other                                   1,723,907       -            1,037,471             -               -         2,761,378
                                         -------------  ------        -------------    ----------    ------------     -------------
         Gross revenues                    106,286,174       -           78,351,721             -               -       184,637,895
     Less promotional allowances             7,971,948       -           14,418,323             -               -        22,390,271
                                         -------------  ------        -------------    ----------    ------------     -------------
         Net operating revenues             98,314,226       -           63,933,398             -               -       162,247,624
                                         -------------  ------        -------------    ----------    ------------     -------------

OPERATING COSTS AND EXPENSES:

     Casino                                 20,101,574       -           23,770,319             -               -        43,871,893
     Rooms                                           -       -            1,921,639             -               -         1,921,639
     Food and beverage                       1,196,149       -            2,116,663             -               -         3,312,812
     Other                                           -       -              335,906             -               -           335,906
     Gaming taxes                           30,792,182       -            7,417,225             -               -        38,209,407
     Advertising and promotion               5,038,353       -            4,050,276             -               -         9,088,629
     General and administrative             17,684,591       -            8,178,425             -               -        25,863,016
     Corporate expense                       1,552,539       -              982,491             -               -         2,535,030
     Economic incentive - City of Gary       3,106,984       -                    -             -               -         3,106,984
     Depreciation and amortization           4,197,083       -            7,819,961             -               -        12,017,044
     Loss on investment in Buffington
         Harbor Riverboats, LLC              1,793,898       -                    -             -               -         1,793,898
     Loss (gain) on disposal of assets         125,919       -              (16,029)            -               -           109,890
                                         -------------  ------        -------------    ----------    ------------     -------------
         Total operating costs and
                    expenses                85,589,272       -           56,576,876             -               -       142,166,148
                                         -------------  ------        -------------    ----------    ------------     -------------

         Operating income                   12,724,954       -            7,356,522             -               -        20,081,476
                                         -------------  ------        -------------    ----------    ------------     -------------

OTHER INCOME (EXPENSE):

     Interest income                            42,807       -               37,336             -               -            80,143
     Interest expense                      (10,603,782)      -          (13,264,175)            -               -       (23,867,957)
     Other non-operating expense              (113,320)      -              (28,482)            -               -          (141,802)
     Equity in net (loss) income of
            subsidiaries                    (1,970,887)      -            3,927,912             -      (1,957,025)(a)             -
                                         -------------  ------        -------------    ----------    ------------     -------------
         Total other expense               (12,645,182)      -           (9,327,409)            -      (1,957,025)      (23,929,616)
                                         -------------  ------        -------------    ----------    ------------     -------------
         Income (loss) from continuing
                  operations                    79,772       -           (1,970,887)            -      (1,957,025)       (3,848,140)

DISCONTINUED OPERATIONS:
     Income from discontinued operations             -       -                          3,927,912               -         3,927,912
                                         -------------  ------        -------------    ----------    ------------     -------------
         Net income (loss)               $      79,772  $    -        $  (1,970,887)   $3,927,912    $ (1,957,025)    $      79,772
                                         =============  ======        =============    ==========    ============     =============

(a)   To eliminate equity in net (loss) income of subsidiaries.

(b) The Discontinued Operations reflect the operations of Fitzgeralds Las Vegas, which is not a guarantor of the 9 1/2% notes and was spun off to BDI on December 31, 2003 and Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 4, Discontinued Operations).

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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
                                           ============   ==========     ============   ===========      =========     ============

(a) Contained within the discontinued operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 4, Discontinued Operations).

                          THE MAJESTIC STAR CASINO, LLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE. 12 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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
                                           ============     =======    ============     ===========      ========    ============

(a) Contained within the Discontinued Operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 4, Discontinued Operations).

(b) Contained within Discontinued Operations are the cash flow activities of Fitzgeralds Las Vegas, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003 (see Note 4, Discontinued Operations).

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

      The accompanying tables reconcile the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, as previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, to the amounts included in the accompanying consolidated financial statements.

                                                             Impact of restatement
                         ---------------------------------------------------------------------------------------------
                         For the three months ended September 30, 2004   For the nine months ended September 30, 2004
                         ---------------------------------------------  ----------------------------------------------
                                                           Amounts                                         Amounts
                          As originally   Restatement    reported in     As originally   Restatement     reported in
                           reported         for CBP       2004 10-Q       reported         for CBP        2004 10-Q
                          in 2004 10-Q     programs      (As restated)   in 2004 10-Q      programs      (As restated)
                         --------------  -------------  --------------  --------------  --------------  --------------
Net revenues             $   59,419,651  $  (4,198,627) $   55,221,024  $  184,488,935  $  (12,945,095) $  171,543,840
Costs and expenses           54,181,512     (4,198,627)     49,982,885     166,331,436     (12,945,095)    153,386,341
                         --------------  -------------  --------------  --------------  --------------  --------------
Operating income              5,238,139              -       5,238,139      18,157,499               -      18,157,499
Other income (expense)       (7,148,035)             -      (7,148,035)    (21,515,765)              -     (21,515,765)
                         --------------  -------------  --------------  --------------  --------------  --------------
Loss from continuing
  operations                 (1,909,896)             -      (1,909,896)     (3,358,266)              -      (3,358,266)
Discontinued operations       2,930,076              -       2,930,076       7,772,962               -       7,772,962
                         --------------  -------------  --------------  --------------  --------------  --------------
Net income               $    1,020,180  $           -  $    1,020,180  $    4,414,696  $            -  $    4,414,696
                         ==============  =============  ==============  ==============  ==============  ==============

                                                             Impact of restatement
                         ---------------------------------------------------------------------------------------------
                         For the three months ended September 30, 2003   For the nine months ended September 30, 2003
                         ---------------------------------------------   ---------------------------------------------
                                                            Amounts                                         Amounts
                         As originally    Restatement     reported in    As originally    Restatement     reported in
                           reported         for CBP        2003 10-Q       reported         for CBP        2003 10-Q
                          in 2003 10-Q     programs      (As restated)    in 2003 10-Q      programs     (As restated)
                         -------------   -------------   -------------   -------------   -------------   -------------
Net revenues             $  57,631,591   $  (4,348,978)  $  53,282,613   $ 173,511,980   $ (11,264,356)  $ 162,247,624
Costs and expenses          51,886,001      (4,348,978)     47,537,023     153,430,504     (11,264,356)    142,166,148
                         -------------   -------------   -------------   -------------   -------------   -------------
Operating income             5,745,590               -       5,745,590      20,081,476               -      20,081,476
Other income (expense)      (7,985,482)              -      (7,985,482)    (23,929,616)              -     (23,929,616)
                         -------------   -------------   -------------   -------------   -------------   -------------
(Loss) from
  continuing operations  $  (2,239,892)  $           -   $  (2,239,892)  $  (3,848,140)  $           -   $  (3,848,140)
Discontinued operations        913,944               -         913,944       3,927,912               -       3,927,912
                         -------------   -------------   -------------   -------------   -------------   -------------
Net (loss) income        $  (1,325,948)  $           -   $  (1,325,948)  $      79,772   $           -   $      79,772
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

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES

                                                                 As Restated
                                                 -------------------------------------------
                                                        For The             For The
                                                  Three Months Ended    Nine Months Ended
                                                       September 30,       September 30,
                                                 --------------------   --------------------
                                                    2004      2003      2004        2003
                                                    ----      ----      ----        ----
OPERATING REVENUES:
   Casino                                          90.4%      90.6%      91.2%      90.8%
   Rooms                                            3.2%       3.5%       2.9%       3.3%
   Food and beverage                                4.7%       4.4%       4.3%       4.4%
   Other                                            1.7%       1.5%       1.6%       1.5%
                                                  -----      -----      -----      -----
Gross operating revenues                          100.0%     100.0%     100.0%     100.0%
   Less promotional allowances                     14.1%      13.1%      13.3%      12.1%
                                                  -----      -----      -----      -----
Net operating revenues                             85.9%      86.9%      86.7%      87.9%
                                                  -----      -----      -----      -----

OPERATING COSTS AND EXPENSES:

   Casino                                          23.1%      23.4%      23.0%      23.7%
   Rooms                                            0.7%       1.1%       0.7%       1.0%
   Food and beverage                                2.2%       1.9%       1.9%       1.8%
   Other                                            0.9%       0.2%       0.4%       0.2%
   Gaming taxes (1)                                20.3%      19.7%      20.5%      20.7%
   Advertising and promotion                        5.7%       5.2%       5.3%       4.9%
   General and administrative (2)                  14.1%      15.3%      15.4%      14.0%
   Corporate expenses                               1.3%       1.4%       1.3%       1.4%
   Economic incentive - City of Gary                1.7%       1.7%       1.7%       1.7%
   Depreciation and amortization                    6.8%       6.6%       6.3%       6.5%
   Loss on investment in the BHR joint venture      1.0%       1.0%       1.0%       1.0%
   Loss on sale of assets                           0.0%       0.0%       0.0%       0.1%
                                                  -----      -----      -----      -----
Total operating costs and expenses                 77.8%      77.5%      77.5%      77.0%
                                                  -----      -----      -----      -----
Operating income                                    8.1%       9.4%       9.2%      10.9%
                                                  -----      -----      -----      -----

OTHER INCOME (EXPENSES):
   Interest income                                  0.0%       0.0%       0.0%       0.0%
   Interest expense                               -11.0%     -12.9%     -10.8%     -12.9%
   Other non-operating expense                     -0.1%      -0.1%      -0.1%      -0.1%
                                                  -----      -----      -----      -----
Total other expenses                              -11.1%     -13.0%     -10.9%     -13.0%
                                                  -----      -----      -----      -----
Loss from continuing operations                    -3.0%      -3.6%      -1.7%      -2.1%
   Income from discontinued operations              4.6%       1.5%       3.9%       2.1%
                                                  -----      -----      -----      -----
Net income (loss)                                   1.6%      -2.1%       2.2%       0.0%
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

                                                                      As Restated
                                         --------------------------------------------------------------------
                                              For The                           For The
                                         Three Months Ended                 Nine Months Ended
                                           September 30,      Percentage      September 30,        Percentage
                                           -------------       Increase   -------------------       Increase
                                          2004      2003      (Decrease)  2004        2003         (Decrease)
                                          ----      ----      ----------  ----        ----         ----------
                                            (in millions)                    (in millions)
Casino revenues                        $  58.2    $  55.6        4.7%   $  180.5    $  167.7         7.6%
Room revenues                              2.0        2.1       -6.0%        5.8         6.0        -3.7%
Food and beverage revenues                 3.0        2.7       10.8%        8.4         8.1         3.8%
Other revenues                             1.1        0.9       21.3%        3.1         2.8        12.7%
                                       -------    -------    -------    --------    --------      ------
  Gross operating revenues                64.3       61.3        4.8%      197.8       184.6         7.1%
Less promotional allowances                9.1        8.1       12.7%       26.3        22.4        17.4%
                                       -------    -------    -------    --------    --------      ------
  Net operating revenues                  55.2       53.2        3.6%      171.5       162.2         5.7%
Operating expenses                        50.0       47.5        5.1%      153.4       142.1         7.9%
                                       -------    -------    -------    --------    --------      ------
  Operating income                         5.2        5.7       -8.8%       18.1        20.1        -9.6%
Other income (expense)                    (7.1)      (7.9)     -10.5%      (21.5)      (23.9)      -10.1%
                                       -------    -------    -------    --------    --------      ------
  Loss from continuing operations         (1.9)      (2.2)      14.7%       (3.4)       (3.8)      -12.7%
Income from discontinued operation         2.9        0.9      220.6%        7.8         3.9        97.9%
                                       -------    -------    -------    --------    --------      ------
  Net income (loss)                    $   1.0    $  (1.3)   - 176.9%   $    4.4    $    0.1      5434.1%
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

Majestic Star

                                                              As Restated
                                  --------------------------------------------------------------------
                                        For The                          For The
                                   Three Months Ended                Nine Months Ended
                                     September 30,      Percentage      September 30,      Percentage
                                  ------------------     Increase   -------------------     Increase
                                    2004       2003     (Decrease)   2004        2003       (Decrease)
                                    ----       ----     ----------   ----        ----      -----------
                                     (in millions)                     (in millions)
Casino revenues                   $  36.2    $  34.5        4.7%   $  114.1    $  103.5       10.2%
Room revenues                           -          -        0.0%          -           -        0.0%
Food and beverage revenues            0.5        0.4       25.0%        1.4         1.1       26.7%
Other revenues                        0.7        0.5       51.9%        2.1         1.7       24.0%
                                  -------    -------    -------    --------    --------      -----
     Gross operating revenues        37.4       35.4        5.6%      117.6       106.3       10.6%
Less promotional allowances           3.2        3.0        8.2%        9.8         8.0       23.1%
                                  -------    -------    -------    --------    --------      -----
     Net operating revenues          34.2       32.4        5.4%      107.8        98.3        9.6%
Operating expenses                   30.7       27.7       10.5%       96.2        84.0       14.4%
                                  -------    -------    -------    --------    --------      -----
     Operating income                 3.5        4.7      -24.7%       11.6        14.3      -18.7%
Other income (expense)               (6.6)      (3.6)      87.6%      (20.1)      (10.7)      88.3%
                                  -------    -------    -------    --------    --------      -----
     Net (loss) income            $  (3.1)   $   1.1     -373.4%   $   (8.5)   $    3.6     -335.9%
                                  =======    =======    =======    ========    ========      =====

Fitzgeralds Tunica

                                                            As Restated
                                  ---------------------------------------------------------------

                                        For The                        For The
                                   Three Months Ended              Nine Months Ended
                                     September 30,    Percentage     September 30,    Percentage
                                  ------------------   Increase   -------------------  Increase
                                    2004       2003   (Decrease)  2004      2003      (Decrease)
                                    ----       ----   ----------  ----      ----      -----------
                                     (in millions)                (in millions)
Casino revenues                   $  22.0   $  21.0      4.7%   $  66.4   $  64.3       3.4%
Room revenues                         2.0       2.1     -6.0%       5.8       6.0      -3.7%
Food and beverage revenues            2.6       2.4      8.7%       7.0       7.0       0.2%
Other revenues                        0.3       0.4    -21.0%       1.0       1.1      -6.0%
                                  -------   -------   ------    -------   -------     -----
     Gross operating revenues        26.9      25.9      3.8%      80.2      78.4       2.4%
Less promotional allowances           5.9       5.1     15.3%      16.4      14.4      14.3%
                                  -------   -------   ------    -------   -------     -----
     Net operating revenues          21.0      20.8      0.9%      63.8      64.0      -0.3%
Operating expenses                   18.4      18.0      2.0%      54.1      53.4       1.3%
                                  -------   -------   ------    -------   -------     -----
     Operating income                 2.6       2.8     -5.8%       9.7      10.6      -8.3%
Other income (expense)                0.0       0.0     78.9%       0.0       0.0      -6.2%
                                  -------   -------   ------    -------   -------     -----
     Net income                   $   2.6   $   2.8     -5.7%   $   9.7   $  10.6      -8.3%
                                  =======   =======   ======    =======   =======     =====

Fitzgeralds Black Hawk (Discontinued Operation and Not Included In Consolidated
                        Selected Financial Information)

                                                            As Restated
                                  ---------------------------------------------------------------
                                        For The                       For The
                                   Three Months Ended             Nine Months Ended
                                     September 30,    Percentage    September 30,    Percentage
                                  ------------------  Increase   ------------------    Increase
                                    2004     2003     (Decrease)  2004     2003       (Decrease)
                                    ----     ----     ----------  ----     ----       -----------
                                     (in millions)                (in millions)
Casino revenues                   $   9.9   $  9.0      9.7%   $  29.2   $  25.9        12.8%
Room revenues                           -        -      0.0%         -         -         0.0%
Food and beverage revenues            0.6      0.5      7.3%       1.7       1.6         8.9%
Other revenues                        0.1      0.1     85.6%       0.3       0.2        66.0%
                                  -------   ------     ----    -------   -------        ----
     Gross operating revenues        10.6      9.6     10.1%      31.2      27.7        13.0%
Less promotional allowances           1.3      1.2      6.9%       3.8       3.7         6.2%
                                  -------   ------     ----    -------   -------        ----
     Net operating revenues           9.3      8.4     10.6%      27.4      24.0        14.0%
Operating expenses                    6.4      6.1      4.8%      19.6      18.6         5.6%
                                  -------   ------     ----    -------   -------        ----
     Operating income                 2.9      2.3     25.5%       7.8       5.4        42.7%
Other income (expense)                  -        -      0.0%       0.0         -         0.0%
                                  -------   ------     ----    -------   -------        ----
     Net income                   $   2.9   $  2.3     25.7%   $   7.8   $   5.4        42.7%
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

Majestic Star

                                                             As Restated
                                        -------------------------------------------------------

                                               For The                         For The
                                          Three Months Ended               Nine Months Ended
                                            September 30,                    September 30,
                                        ----------------------          -----------------------
                                         2004            2003            2004             2003
                                        ------          ------          ------           ------
Casino revenues                         48.3%            48.6%           49.8%            48.7%
Room revenues                              -                -               -                -
Food and beverage revenues               0.6%             0.5%            0.6%             0.5%
Other revenues                           1.0%             0.8%            0.9%             0.9%
                                        ----             ----            ----             ----
  Gross operating revenues              49.9%            49.9%           51.3%            50.1%
Less promotional allowances              4.3%             4.2%            4.2%             3.8%
                                        ----             ----            ----             ----
  Net operating revenues                45.6%            45.7%           47.1%            46.3%
Operating expenses                      40.9%            39.1%           42.0%            39.6%
                                        ----             ----            ----             ----
  Operating income                       4.7%             6.6%            5.1%             6.7%
Other income (expense)                  -8.9%            -5.0%           -8.8%            -5.0%
                                        ----             ----            ----             ----
  Net (loss) income                     -4.2%             1.6%           -3.7%             1.7%
                                        ====             ====            ====             ====

Fitzgeralds Tunica

                                                                As Restated
                                          --------------------------------------------------------
                                                 For The                            For The
                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                          -----------------------         ------------------------
                                           2004             2003            2004             2003
                                          ------           ------         -------           ------
Casino revenues                            29.4%            29.6%           29.0%            30.3%
Room revenues                               2.7%             3.0%            2.5%             2.8%
Food and beverage revenues                  3.4%             3.3%            3.1%             3.3%
Other revenues                              0.4%             0.6%            0.4%             0.5%
                                           ----             ----            ----             ----
  Gross operating revenues                 35.9%            36.5%           35.0%            36.9%
Less promotional allowances                 7.8%             7.2%            7.2%             6.8%
                                           ----             ----            ----             ----
  Net operating revenues                   28.1%            29.3%           27.8%            30.1%
Operating expenses                         24.6%            25.4%           23.6%            25.1%
                                           ----             ----            ----             ----
  Operating income                          3.5%             3.9%            4.2%             5.0%
Other income (expense)                      0.0%             0.0%            0.0%             0.0%
                                           ----             ----            ----             ----
  Net income                                3.5%             3.9%            4.2%             5.0%
                                           ====             ====            ====             ====

Fitzgeralds Black Hawk (Discontinued Operation)

                                                                As Restated
                                          --------------------------------------------------------
                                                 For The                            For The
                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                          -----------------------         ------------------------
                                           2004             2003            2004             2003
                                          ------           ------         -------           ------
Casino revenues                            13.2%            12.7%           12.8%            12.2%
Room revenues                               0.0%             0.0%            0.0%             0.0%
Food and beverage revenues                  0.8%             0.8%            0.7%             0.7%
Other revenues                              0.2%             0.1%            0.1%             0.1%
                                           ----             ----            ----             ----
  Gross operating revenues                 14.2%            13.6%           13.6%            13.0%
Less promotional allowances                 1.8%             1.8%            1.6%             1.7%
                                           ----             ----            ----             ----
  Net operating revenues                   12.4%            11.8%           12.0%            11.3%
Operating expenses                          8.5%             8.5%            8.6%             8.7%
                                           ----             ----            ----             ----
  Operating income                          3.9%             3.3%            3.4%             2.6%
Other income (expense)                      0.0%             0.0%            0.0%             0.0%
                                           ----             ----            ----             ----
  Net income                                3.9%             3.3%            3.4%             2.6%
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

    Consolidated promotional allowances increased $1.0 million, or 12.7%. A new, more competitive, slot club program contributed to a $0.6 million increase in promotional allowances at Majestic Star. Fitzgeralds Tunica also had a $0.6 million increase in promotional allowances, primarily the result of a program to get more rated casino players occupying the hotel. This program resulted in higher levels of complimentary expenses and was necessary in order to generate greater levels of activity on the casino floor as the Tunica market is very competitive.

    Total consolidated operating expenses increased $2.4 million, or 5.1%, due primarily to increases in gaming taxes of $0.9 million, or 7.6%, advertising and promotional expenses of $0.5 million, or 16.3%, other expenses of $0.4 million, or 303.0%, casino expenses of $0.5 million, or 3.6%, and depreciation and amortization expenses of $0.3 million, or 8.0%. The increases were driven primarily by activities at Majestic Star, which accounted for $2.9 million of the overall increase (before corporate overhead) in consolidated operating expenses.

    Consolidated casino expenses increased $0.5 million, of which all of the increase is attributable to Majestic Star. Casino expenses were up at Majestic Star due to increased levels of gaming activity and greater utilization of the restaurants at Buffington Harbor by Majestic Star's casino customers. During the third quarter of 2003, two restaurants at Buffington Harbor were closed.

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

    Consolidated promotional allowances increased $3.9 million, or 17.4%, primarily due to a new slot club promotion at Majestic Star and higher levels of direct mail and hotel complimentary expenses at Fitzgeralds Tunica (see above discussion). Promotional allowances at Fitzgeralds Tunica increased $2.1 million, or 14.3% with $1.2 million of the increase coming from hotel rooms provided to casino guests on a complimentary basis and $0.7 million of the increase coming from more aggressive direct mail marketing programs. Majestic Star's promotional allowances increased $1.8 million, or 23.1% with $1.0 million of the increase coming from the new slot club promotion and the balance attributed to other cash giveaways and greater retail comps.

    Total consolidated operating expenses increased $11.2 million, or 7.9%, due primarily to increases in casino expenses of $1.7 million, or 3.9%, gaming and incentive taxes of $2.6 million, or 6.4%, advertising and promotion expenses of $1.4 million, or 15.1%, general and administrative expenses of $4.7 million, or 18.1%, and depreciation and amortization expense of $0.5 million, or 4.3% . Operating expenses at Majestic Star increased $12.1 million before corporate overhead.

     Consolidated casino expenses increased $1.7 million to $45.6 million. The increase in casino expenses is directly related to the increased business volumes at Majestic Star. At Majestic Star casino expenses were $2.0 million higher due to higher progressive expenses and increased costs of providing complimentary food and beverage services to our casino guests at the food operations within Buffington Harbor. Majestic Star's increase in casino expense was offset by a $0.3 million decrease in casino expenses at Fitzgeralds Tunica.

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