Form 10-Q
period 2005-03-31
MAJESTIC STAR CASINO LLC
filed 2005-05-16
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

Yes    X      No
     -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)


Yes           No    X
     -----        -----

As of March 31, 2005, shares outstanding of each of the registrant's classes of common stock:

Class                        Number of shares
-----                        ----------------
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

               Consolidated Balance Sheets as of March 31, 2005 (unaudited)
               and December 31, 2004 ..........................................................1

               Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited) ......................................2

               Consolidated Statements of Changes in Member's Deficit for the
               three months ended March 31, 2005 (unaudited) and the year ended December 31, 2004 ........................................................3

               Consolidated Statements of Cash Flows for the three months ended
               March 31, 2005 and 2004 (unaudited) ............................................4

               Notes to the Consolidated Financial Statements .................................6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................................29

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................46

      Item 4.  Controls and Procedures .......................................................46

PART II       OTHER INFORMATION

      Item 1.  Legal Proceedings .............................................................47

      Item 6.  Exhibits ......................................................................47

      SIGNATURES .............................................................................S-1

                                     PART I

                              FINANCIAL INFORMATION




                                     Item 1

                        Consolidated Financial Statements

                  THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     March 31,      December 31,
                                                       2005            2004
                                                   -------------   -------------

ASSETS
Current assets:
  Cash and cash equivalents                        $  16,412,156   $  14,327,452
  Restricted cash                                      2,540,008       2,540,008
  Accounts receivable, less allowance for
      doubtful accounts of $652,234 and
      $617,040 as of March 31, 2005 and December
      31, 2004, respectively                           1,967,199       2,064,981
  Inventories                                            511,293         520,485
  Prepaid expenses                                     3,825,259       2,212,396
  Receivable from affiliate                                    -         715,216
  Assets held for sale                                31,527,150      30,683,526
                                                   -------------   -------------
    Total current assets                              56,783,065      53,064,064
                                                   -------------   -------------

Property, equipment and improvements, net            140,257,245     142,181,216
Intangible assets, net                                 5,008,925       5,229,904
Goodwill                                               3,997,904       3,997,904

Other assets:
  Deferred financing costs, net of
      accumulated amortization  of $2,071,675 and
      $1,767,700 as of March 31, 2005 and
      December 31, 2004, respectively                  5,057,750       5,361,723
  Note receivable - affiliate                          3,586,848               -
  Investment in Buffington Harbor Riverboats, LLC     26,826,572      27,432,270
  Other assets                                         9,688,692       9,109,383
                                                   -------------   -------------
    Total other assets                                45,159,862      41,903,376
                                                   -------------   -------------

Total assets                                       $ 251,207,001   $ 246,376,464
                                                   =============   =============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
  Accounts payable                                 $   1,750,553   $   1,751,530
  Accrued liabilities:
   Payroll and related                                 6,818,225       6,303,165
   Interest                                           12,157,485       5,523,719
   Property and franchise taxes                        5,625,877       5,329,172
   Other accrued liabilities                          10,290,104      10,296,594
   Liabilities related to assets held for sale         2,869,882       2,713,847
                                                   -------------   -------------
    Total current liabilities                         39,512,126      31,918,027
                                                   -------------   -------------

Long-term debt, net of current maturities            311,891,992     316,857,960
                                                   -------------   -------------

Total liabilities                                    351,404,118     348,775,987
                                                   -------------   -------------

Member's deficit                                    (100,197,117)   (102,399,523)
                                                   -------------   -------------

Total liabilities and member's deficit             $ 251,207,001   $ 246,376,464
                                                   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For The Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                            2005                2004
                                                         ------------      ------------
OPERATING REVENUES:
 Casino                                                  $ 61,281,711      $ 61,990,824
 Rooms                                                      1,794,104         1,873,837
 Food and beverage                                          2,937,839         2,809,318
 Other                                                        956,752           968,651
                                                         ------------      ------------
  Gross revenues                                           66,970,406        67,642,630
 Less promotional allowances                                9,278,069         8,639,737
                                                         ------------      ------------
  Net operating revenues                                   57,692,337        59,002,893
                                                         ------------      ------------

OPERATING COSTS AND EXPENSES:
 Casino                                                    14,849,058        15,747,448
 Rooms                                                        383,945           465,242
 Food and beverage                                          1,254,277         1,231,092
 Other                                                         52,037            70,811
 Gaming taxes                                              13,774,692        13,772,044
 Advertising and promotion                                  2,880,097         3,174,222
 General and administrative                                 9,250,418        12,383,249
 Corporate expense                                          1,197,070           805,606
 Economic incentive - City of Gary                          1,163,362         1,177,155
 Depreciation and amortization                              4,635,935         4,041,606
 Loss on investment in Buffington Harbor
   Riverboats, LLC                                            605,698           612,841
 Loss (gain) on disposal of assets                                140            (1,716)
                                                         ------------      ------------
  Total operating costs and expenses                       50,046,729        53,479,600
                                                         ------------      ------------

  Operating income                                          7,645,608         5,523,293
                                                         ------------      ------------

OTHER INCOME (EXPENSE):
 Interest income                                               12,202             5,114
 Interest expense                                          (7,236,375)       (7,058,045)
 Other non-operating expense                                  (36,954)          (28,209)
                                                         ------------      ------------
  Total other expense                                      (7,261,127)       (7,081,140)
                                                         ------------      ------------

  Income (loss) from continuing operations                    384,481        (1,557,847)

DISCONTINUED OPERATIONS:
 Income from discontinued operations                        2,971,418         2,042,190
                                                         ------------      ------------

  Net income                                             $  3,355,899      $    484,343
                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
 For the Three Months Ended March 31, 2005 and the Year Ended December 31, 2004

                                                             Member's Deficit
                                                             ----------------
Balance, December 31, 2003                                    $ (102,166,955)
Net income                                                         5,018,526
Distribution to Barden Development, Inc.                          (5,251,094)
                                                             ----------------
Balance, December 31, 2004                                    $ (102,399,523)
Net income (unaudited)                                             3,355,899
Distributions to Barden Development, Inc. (unaudited)             (1,153,493)
                                                             ----------------
Balance, March 31, 2005 (unaudited)                           $ (100,197,117)
                                                             ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For The Three Months Ended
                                                               March 31,
                                                  ------------------------------
                                                      2005                2004
                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  3,355,899      $    484,343
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                     4,076,951         3,844,304
    Amortization                                       558,984           655,539
    Loss on investment in Buffington Harbor
      Riverboats, LLC                                  605,698           612,841
    Loss on disposal of assets                             140             1,055
Changes in operating assets and liabilities:
    (Increase) decrease in accounts
      receivable, net                                  (13,886)        1,195,298
    Increase in related parties receivables                  -           (91,412)
    Decrease in inventories                             39,590             7,163
    Increase in prepaid expenses                    (1,601,993)         (879,579)
    (Increase) decrease in other assets               (581,309)          246,079
    Increase (decrease) in accounts payable            127,665        (3,096,035)
    Increase (decrease) in accrued payroll
      and other expenses                               539,812          (437,858)
    Increase in accrued interest                     6,633,766         6,826,412
    Increase in other accrued liabilities              599,736         2,795,112
                                                  ------------      ------------
      Net cash provided by operating activities     14,341,053        12,163,262
                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment           (3,147,585)      (25,665,295)
    Decrease in prepaid leases and deposits              2,000                 -
    Investment in Buffington Harbor
    Riverboats, LLC                                          -           (54,104)
    Proceeds from disposal of equipment                      -           106,975
                                                  ------------      ------------
      Net cash used in investing activities         (3,145,585)      (25,612,424)
                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance cost for the 9 1/2% senior
      secured notes                                          -           (73,110)
    Issuance cost for the $80.0 million secured
      credit facility                                        -           (36,997)
    Proceeds from line of credit                     3,000,000        20,001,293
    Repayment of line of credit                     (8,000,000)       (6,959,787)
    Repayment of note from related party                     -            67,000
    Advances to affiliates - net                    (2,871,634)                -
    Distribution to Barden Development, Inc.        (1,153,493)       (1,089,392)
                                                  ------------      ------------
      Net cash (used in) provided by
      financing activities                          (9,025,127)       11,909,007
                                                  ------------      ------------

Net increase (decrease) in cash and
cash equivalents                                     2,170,341        (1,540,155)

Cash related to discontinued operations             (2,479,914)                -

Cash and cash equivalents, beginning of period      16,721,729        22,058,016
                                                  ------------      ------------

Cash and cash equivalents, end of period          $ 16,412,156      $ 20,517,861
                                                  ============      ============

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (unaudited)


                                                                      For The Three Months Ended
                                                                               March 31,
                                                                    ------------------------------
                                                                        2005               2004
                                                                    ------------      ------------

INTEREST PAID:
    Line of credit                                                  $    602,610      $    231,193
                                                                    ============      ============

NON-CASH INVESTING ACTIVITIES:
    Capital assets acquired from incurring accounts payable         $    989,493      $          -
                                                                    ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

    The Company is a multi-jurisdictional gaming company. The Company directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star"). Through its wholly owned subsidiary, Majestic Investor Holdings, LLC ("Investor Holdings"), the Company also indirectly owns other subsidiaries that operate two "Fitzgeralds-brand" casino properties during the periods presented in the accompanying consolidated financial statements:

- A casino-hotel located in Tunica County, Mississippi ("Fitzgeralds Tunica" or "Barden Mississippi").

- A casino located in Black Hawk, Colorado ("Fitzgeralds Black Hawk" or "Barden Colorado"). On July 12, 2004, the Company entered into an agreement to sell substantially all of the net assets of Fitzgeralds Black Hawk, which sale was not yet completed as of March 31, 2005. As a result of the pending sale, the operating results of Fitzgeralds Black Hawk have been presented in discontinued operations for each of the three-month periods ended March 31, 2005 and 2004 in the accompanying statements of operations. See Note 2 - Basis of Presentation and Note 3 - Discontinued Operations. In April 2005, the Company and the buyer mutually agreed to terminate the sale agreement. See Note 11 - Subsequent Event.

    The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

- Majestic Star Casino Capital Corp. ("MSCC") was originally formed for the purpose of facilitating the offering of the Company's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes"). The 10 7/8% notes were fully purchased and redeemed on October 7, 2003. MSCC similarly facilitated the offering of, and is a co-obligor with the Company of, the $260.0 million senior secured notes due 2010. MSCC has no assets or operations. See Note 7 - Long Term Debt.

- Majestic Investor Capital Corp. (a wholly owned subsidiary of Investor Holdings), was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Approximately 89.3%, or $135.5 million, of the 11.653% notes were purchased and redeemed on October 7, 2003, and this subsidiary has no assets or operations. See Note 7 - Long Term Debt.

    The Company also has a non-controlling 50% interest in a corporate joint venture

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


formed for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary. See Note 6 - Investment in Buffington Harbor Riverboats, L.L.C.

    Except where otherwise noted, the words "we," "us," "our," and similar terms, as well as the "Company," refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited. All inter-company transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or "GAAP" for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical and worker's compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

    In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three-month period ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC's Annual Report on Form 10-K for the year ended December 31, 2004.

SUPPLEMENTAL CASH FLOW INFORMATION

    Contained within the March 31, 2005 and 2004 consolidated statements of cash flows are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was executed on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities. See Note 3 - Discontinued Operations and
Note 11 - Subsequent Event.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROMOTIONAL ALLOWANCES

    Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $5.7 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:



                                  For the three months ended March 31,
                                 ---------------------------------------
                                       2005                 2004
                                 ----------------     ------------------
Rooms                            $      608,693        $      563,667
Food and Beverage                     1,816,589             1,815,510
Other                                   112,800               121,422
                                 ----------------     ------------------
   Total                         $    2,538,082        $    2,500,599
                                 ================     ==================




    The estimated retail value of such promotional allowances included in operating revenues for the three-month periods ended March 31, 2005 and 2004 is $3.6 million and $3.4 million, respectively.

    The following schedule lists total cash incentives and the retail costs of rooms, food, beverage, and other, which comprise the total promotional allowances for each of the three-month periods ended March 31, 2005 and 2004.


                                           For the three months ended March 31,
                                           --------------------------------------
                                                 2005                  2004
                                           ----------------     ------------------

Cash based promotional activities          $    4,588,218       $     4,553,175
Slot club and other                             1,085,690               666,423
Retail cost of rooms, food, beverage and
other                                           3,604,161             3,420,139
                                           ----------------     -----------------

   Total                                   $    9,278,069       $     8,639,737
                                           ================     =================


RECENT ACCOUNTING PRONOUNCEMENTS

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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 3.  DISCONTINUED OPERATIONS

FITZGERALDS BLACK HAWK

    On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk to Legends Gaming, LLC for a purchase price of $66.0 million, which purchase price was to be subject to adjustments based on working capital and certain capital expenditures made as of the closing date. The sales agreement required that the transaction close on or before May 1, 2005. However, on April 14, 2005, Legends Gaming, LLC and Fitzgeralds Black Hawk entered into a mutual agreement to terminate the sales agreement (see Note 11 - Subsequent Event).

    Since the sales agreement was terminated after March 31, 2005, the results of Fitzgeralds Black Hawk are still reflected in discontinued operations in the accompanying consolidated statements of operations for both of the three-month periods presented. Net revenues of Fitzgeralds Black Hawk for the three months ended March 31, 2005 and 2004 were $9.2 million and $8.4 million, respectively. Fitzgeralds Black Hawk's net income for the three-month periods ended March 31, 2005 and 2004 was $3.0 million and $2.0 million, respectively.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table summarizes the assets and liabilities of Fitzgeralds Black Hawk as of March 31, 2005 and December 31, 2004 included as assets and liabilities held for sale in the accompanying consolidated balance sheet:

                                                    As of               As of
                                                  March 31,         December 31,
                                                    2005                 2004
                                                 -----------        ------------

Cash                                             $ 2,479,914         $ 2,394,277
Accounts receivable, net                             174,402              62,734
Inventory                                            138,487             168,885
Prepaid expenses and other                            77,078              87,949
                                                 -----------         -----------
   Total current assets                            2,869,881           2,713,845
Property and equipment, net                       23,672,131          22,984,543
Other assets, net                                  4,985,138           4,985,138
                                                 -----------         -----------
   Total assets                                  $31,527,150         $30,683,526
                                                 -----------         -----------

Accounts payable                                 $   489,184         $   186,582
Other current liabilities                          2,380,698           2,527,265
                                                 -----------         -----------
   Total liabilities                               2,869,882           2,713,847
                                                 -----------         -----------

Net assets                                       $28,657,268         $27,969,679
                                                 ===========         ===========



NOTE 4.  RESTRICTED CASH

    As of March 31, 2005 and December 31, 2004, restricted cash consists of
(i) certificates of deposit aggregating $2.1 million which serve as security for letters of credit supporting various self-insured worker's compensation programs, and (ii) cash of $0.4 million which serves as security for a bond relating to the appeal of an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi (See Note 8 - Commitments and Contingencies).

NOTE 5.  INTANGIBLE ASSETS

    Intangible assets at Fitzgeralds Tunica primarily include $5.0 million for customer relationships, $2.2 million for trade names, and $0.7 million for an excursion license for a riverboat which commenced full operations on March 18, 2004. Intangible assets for customer relationships and trade names are being amortized over periods of 8 and 10 years, respectively. The riverboat excursion license is being amortized over 15 years, the period of the license. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment tests at least annually. The Company conducts its annual test in December. No additions or impairments of goodwill were recorded in either of the fiscal quarters ended March 31, 2004 or 2005.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2005 and December 31, 2004 are as follows:


 As of March 31, 2005                 Gross Carrying     Accumulated           Net Amount          Expected
 --------------------                     Amount         Amortization        March 31, 2005          Life
                                      --------------     ------------      -----------------      ---------
Amortized intangible assets:                            (in thousands)
      Customer relationship           $        4,954     $     (2,055)     $           2,899        8 yrs
      Trade name                               2,180     $       (723)                 1,457       10 yrs
      Riverboat excursion license                700              (47)                   653       15 yrs
                                      --------------     ------------      -----------------
Total intangible assets               $        7,834     $     (2,825)     $           5,009
                                      ==============     ============      =================


 As of December 31, 2004              Gross Carrying     Accumulated          Net Amount           Expected
 -----------------------                  Amount         Amortization      December 31, 2004          Life
                                      --------------     ------------      -----------------      ---------
                                                        (in thousands)

 Amortized intangible assets:
       Customer relationship          $        4,954     $     (1,900)     $           3,054        8 yrs
       Trade name                              2,180             (669)                 1,511       10 yrs
       Riverboat excursion license               700              (35)                   665       15 yrs
                                      --------------     ------------      -----------------
 Total intangible assets              $        7,834     $     (2,604)     $           5,230
                                      ==============     ============      =================



    The schedule of amortized intangible assets as of March 31, 2005 and December 31, 2004 excludes our discontinued operation, Fitzgeralds Black Hawk. Fitzgeralds Black Hawk had intangible assets for customer relations and trade name, net of accumulated amortization, of $2.9 million at both March 31, 2005 and December 31, 2004.

    The amortization expense recorded on the intangible assets, excluding those of Fitzgeralds Black Hawk, was $0.2 million for both of the three-month periods ended March 31, 2005 and 2004.

     In accordance with Financial Accounting Standards Board Statement Number 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), Fitzgeralds Black Hawk discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed above in Note 3 - Discontinued Operations. Consequently, there was no amortization expense recorded on its intangible assets for the three-month period ended March 31, 2005 and $0.1 million for the same period in 2004. As a result of the termination of the sale, the Company will record a catch-up adjustment for amortization in the second quarter of 2005. See Note 11 - Subsequent Event.

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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    The Company has paid to BHR approximately $1.3 million and $1.8 million of berthing fees for the three-month periods ended March 31, 2005 and 2004, respectively. Such amounts are recorded in general and administrative expense in the consolidated statements of operations.

    Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. All of the restaurants at BHR, which include Passports-A World Class Buffet and Koko Taylor's Blues Cafe, are run by third party operators. The Company sends guests to these restaurants and the other food and beverage operators at BHR, and the proprietors of these businesses charge the Company for the meals served and the services provided. In addition, the Company reimburses BHR for valet services it provides to guests of Majestic Star. The Company paid approximately $0.9 million and $0.5 million to restaurants and other food and beverage operators at BHR and to BHR for valet services in the three-month periods ended March 31, 2005 and 2004, respectively. Food, beverage and valet costs are recorded in casino expense in the Company's consolidated statements of operations. After the Company and Trump reimburse BHR for all cash operating losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property and is recorded as a loss on investment in Buffington Harbor Riverboats, LLC on the Company's consolidated statement of operations. The allocated net losses are approximately $0.6 million for each of the three-month periods ended March 31, 2005 and 2004, respectively. Because of the nature of the BHR arrangement, the Company records its equity in the loss of BHR as a component of operating income in the accompanying financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following represents selected financial information for BHR as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004.

                                                    March 31,      December 31,
                 BALANCE SHEETS                       2005             2004
                                                   -----------     -----------
 Cash                                              $   437,046     $   311,052
 Current assets, excluding cash                      2,469,246       2,233,904
 Property, plant and equipment, net                 56,021,249      57,199,307
 Other assets                                           81,346          82,359
                                                   -----------     -----------

 Total assets                                      $59,008,887     $59,826,622
                                                   ===========     ===========

 Current liabilities                               $ 5,051,037     $ 4,657,377
 Capital lease obligation, net of current              304,704         304,704
                                                   -----------     -----------

 Total liabilities                                   5,355,741       4,962,081

 Total members' equity                              53,653,146      54,864,541
                                                   -----------     -----------

 Total liabilities and members' equity             $59,008,887     $59,826,622
                                                   ===========     ===========

 The Majestic Star Casino, LLC member's equity     $26,826,572     $27,432,270
                                                   ===========     ===========


                                                    For The Three Months Ended
                                                             March 31,
                                                   ---------------------------
              STATEMENTS OF INCOME                     2005            2004
                                                   -----------     -----------

 Gross revenue                                     $ 3,048,670     $ 1,955,021

 Operating loss                                    $(1,211,340)    $(1,225,545)

 Net loss                                          $(1,211,398)    $(1,225,679)

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  LONG-TERM DEBT

                                                                                       March 31,         December 31,
                                                                                          2005             2004
                                                                                       ------------     -------------
Long-term debt outstanding at March 31, 2005 and December 31, 2004 is as follows:

 $260,000,000 senior secured notes, bearing interest of 9 1/2% payable semi-annually on October 15 and April 15, with a final payment of principal and interest due on October 15, 2010; collateralized by The Majestic Star Casino,
 LLC's equity interests, and its equity interests in the subsidiary guarantors, and substantially all of the assets of The Majestic Star Casino, LLC and the
 assets of its subsidiary guarantors, other than the excluded assets.                  $260,000,000     $260,000,000

 $80,000,000 credit facility, which expires in October 2007, bears interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo
 Foothill, Inc.'s base rate plus a range of 0.25% to 0.75%. The range is based on the Company's EBITDA (earnings before interest, income taxes, depreciation, amortization and other adjustments, as defined in the Loan and Security
 Agreement). The credit facility is secured by The Majestic Star Casino, LLC's equity interests and its equity interests in the subsidiary guarantors, and substantially all the assets of The Majestic Star Casino, LLC and the assets of
 its subsidiary guarantors, other than the excluded assets.                              35,965,000       40,965,000

 $16,290,000 unsecured notes payable, net of unamortized discount of $363,008 and $397,040 at March 31, 2005 and December 31, 2004, respectively. Investor
 Holdings pays interest at a rate of 11.653% on the notes. Interest is paid semi-annually on May 31 and November 30, with a final payment of principal and interest due on November 30, 2007. On October 7, 2003, the notes became
 unsecured obligations of Investor Holdings.                                             15,926,992       15,892,960
                                                                                       ------------     -------------

 Long-term debt                                                                        $311,891,992     $316,857,960

 Less current maturities                                                                          -                -
                                                                                       ------------     -------------

 Total long-term debt                                                                  $311,891,992     $316,857,960
                                                                                       ============     =============


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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LOAN AND SECURITY AGREEMENT

     Concurrent with the closing of the 9 1/2% notes, the Company established the $80.0 million credit facility with Wells Fargo Foothill, Inc. ("Wells Fargo"). Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company. Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo's base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is determined based on the Company's EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the Loan and Security Agreement and amendments thereto). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the agreement in October 2007. The $80.0 million credit facility includes covenants similar to those set forth in the indenture governing the 9 1/2% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the three months ended March 31, the Company paid interest on borrowings ranging from 5.65% to 6.34%.

    At March 31, 2005 and at December 31, 2004, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $44.0 million and $39.0 million, respectively.

    On May 4, 2004, the Company entered into Amendment Number One to the Loan and Security Agreement ("Amendment One") with the lenders to the $80.0 million credit facility. Among other things, Amendment One stipulates that EBITDA may be adjusted to add back up to $2.5 million of charges related to a retroactive property tax adjustment at Majestic Star incurred in 2003. The amended definition of EBITDA is effective as of December 31, 2003. Without Amendment One, the Company would have not met the required EBITDA covenant for the quarter ended March 31, 2004 as contained in the Loan and Security Agreement.

    On March 17, 2005, the Company entered into Amendment Number Two to the Loan and Security Agreement ("Amendment Two"). Amendment Two clarifies that the Company's 2004 purchase of 170 acres of land located adjacent to the Buffington Harbor gaming complex is not a "Capital Expenditure" under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two is effective as of March 1, 2005.

11.653% NOTES

    At both March 31, 2005 and December 31, 2004, Investor Holdings had debt outstanding of $15.9 million related to its 11.653% notes, net of unamortized discount of $0.4 million. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. There are no guarantees related to the 11.653% notes, and the notes are unsecured.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

    In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The former owner of Fitzgeralds Tunica was dismissed from the case in 2003. On May 6, 2004, the Court entered a judgment awarding the plaintiff $0.3 million, which sum represents back pay, emotional distress and punitive damages, plus an additional sum for reasonable attorney fees. The Company appealed the judgment. On April 5, 2005, the United States Court of Appeals for the Fifth Circuit entered an order affirming the judgment of the District Court. Our insurance carrier has agreed to extend coverage over the entire award except for the amount relating to punitive damages and $1,254 of the back pay award. Our insurance carrier has also agreed to share past and current expenses with the Company. The Company and the plaintiff intend to execute a settlement agreement during the second quarter of 2005 pursuant to which the Company will agree to pay the plaintiff $0.3 million plus agreed upon attorney fees and expenses in full and final settlement of the judgment. The Company is responsible for $261,254 of the settlement amount and has recorded a liability for such amount in the accompanying financial statements.

INCOME TAX MATTERS

     The Majestic Star Casino, LLC has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). On September 7, 2004, the Department assessed BDI, the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for fiscal year 2003. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation ("Aztar"), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review the Indiana Tax Court's decision, and thus, the Indiana Tax Court's opinion in the Aztar case is controlling precedent. On October 5, 2004, the Department sent a letter to the Company indicating that it considers the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Majestic Star Casino, LLC is a limited liability company, and as such, it is a pass through entity for federal and state tax purposes, and therefore, it is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. In addition, the Company will continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in Aztar. Accordingly, no liability has been accrued by the Company relating to this matter.

     The Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility allow the Company to make distributions to its member for tax purposes. Accordingly, should the Company's member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member's Deficit. The Company does not intend to make any distributions, for the years in which an assessment was received, until it has fully evaluated its options with its member and parent, BDI. In April 2005, BDI's non-resident shareholder paid Indiana state income tax for fiscal year 2004 pursuant to the Indiana Tax Court's decision in Aztar. BDI's non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal year 2004.

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

    In April 2005, the Indiana Gaming Commission assessed Majestic Star $265,000 in fines related to regulatory violations. Management self reported the majority of violations to the regulatory authorities and is taking corrective action to mitigate against the risk of further violations. The Company expects to take a charge for these

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fines in the second quarter of 2005 to settle all claims by the Indiana Gaming Commission.

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

OTHER CONTINGENCIES

    The Company and Trump have each entered into parallel operating lease agreements with Buffington Harbor Parking Associates, LLC ("BHPA"), each having a term until December 31, 2018. The gross rental payments are designed to provide BHPA with sufficient funds to service its debt over the life of the lease agreement. The operating lease agreement calls for the Company and Trump to make monthly lease payments for the full monthly amount due BHPA, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment. Since the inception of the lease, neither the Company nor Trump has had to make a payment greater than 50% of the required rent.

    On November 22, 2004, Trump Hotels and Casino Resorts, Inc. ("THCR"), the parent of Trump, entered into a pre-negotiated plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Since that time, THCR has been operating as a debtor in possession of its assets, and Trump has continued to pay its monthly obligations under both the BHR operating and BHPA lease agreements. THCR plans to emerge from bankruptcy on or about May 20, 2005.

LETTER OF CREDIT/SURETY BOND

    As part of a self-insured worker's compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheets (see
Note 4 - Restricted Cash).

    To secure payment of claims under the workers' compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $1.25 million, which is secured by a certificate of deposit in a similar amount. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheet (see Note 4 - Restricted Cash).

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

    The Company has posted an appeal bond in the amount of $0.4 million regarding the unfavorable ruling against the Company by the U.S. District Court for the Northern District of Mississippi (see Legal Proceedings within this Note
8). This bond is secured by a letter of credit. Investor Holdings in turn has restricted $0.4 million of its cash to secure the letter of credit.

NOTE 9.  RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

    On February 11, 2004, the Company acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate (the "GNC Land"). The purchase price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to a naming rights agreement).

MANAGER AGREEMENT

    Distributions to BDI under the Manager Agreement dated October 7, 2003 are governed and limited by the terms of the indenture governing the 9 1/2% notes and by the terms of the $80.0 million credit facility. The distributions for each fiscal quarter may not exceed 1% of the Company's consolidated net operating revenue and 5% of the Company's consolidated cash flow (as defined in the indenture governing the 9 1/2% notes and the Loan and Security Agreement for the $80.0 million credit facility) for the immediately preceding fiscal quarter.

    During the three months ended March 31, 2005 and 2004, Majestic Star made distributions of $1.2 million and $1.1 million, respectively, to BDI pursuant to the Manager Agreement.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


BARDEN NEVADA EXPENSE SHARING AGREEMENT

    The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC ("Barden Nevada"), a subsidiary of Barden Development, Inc. and a Fitzgeralds branded hotel and casino in Las Vegas, Nevada ("Fitzgeralds Las Vegas"). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. During the three months ended March 31, 2005 and 2004, the expense sharing fees charged to Barden Nevada were $0.4 million and $0.3 million, respectively.

BARDEN NEVADA REVOLVING PROMISSORY NOTE

    On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo, the agent bank under the Company's $80.0 million credit facility (see Note 7 - Long-Term Debt). Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within thirty days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007, along with accrued and unpaid interest.

    As of March 31, 2005, the principal balance of the note was $3.6 million

NOTE 10.  SEGMENT INFORMATION

    The Majestic Star Casino, LLC, either directly or indirectly through wholly-owned subsidiaries, owns and operates three properties as follows: a riverboat casino located in Gary, Indiana; a casino in Black Hawk, Colorado and a casino and hotel located in Tunica, Mississippi (collectively, the "Properties").

    The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (in Tunica, Mississippi only), and food and beverage.

    The accounting policies of each business segment are the same as those described in

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There are minimal inter-segment sales.

    A summary of the Properties' operations by business segment for the three-month periods ended March 31, 2005 and 2004 and a summary of the Properties' assets as of March 31, 2005 and December 31, 2004 are presented below:


                                                     For The Three Months
                                                       Ended March 31,
                                                    ----------------------
                                                      2005           2004
                                                    --------      --------
Net revenues:                                           (in thousands)

    Majestic Star Casino                            $ 36,176      $ 36,988
    Fitzgeralds Tunica                                21,516        22,015
                                                    --------      --------
Total                                               $ 57,692      $ 59,003
                                                    ========      ========

Operating income (loss):
    Majestic Star Casino                            $  5,608      $  2,810
    Fitzgeralds Tunica                                 3,305         4,016
    Corporate (1)                                     (1,197)         (806)
    Majestic Investor Holdings                           (70)         (497)
                                                    --------      --------
Total                                               $  7,646      $  5,523
                                                    ========      ========

Segment depreciation and amortization:
    Majestic Star Casino                            $  2,091      $  1,912
    Fitzgeralds Tunica                                 2,476         2,060
    Majestic Investor Holdings                            69            70
                                                    --------      --------
Total                                               $  4,636      $  4,042
                                                    ========      ========

Expenditure for additions to long-lived assets:
    Majestic Star Casino                            $    486      $ 25,166
    Fitzgeralds Tunica                                 1,666           444
    Fitzgeralds Black Hawk                               688            55
                                                    --------      --------
Total                                               $  2,840      $ 25,665
                                                    ========      ========



                                                      As of           As of
                                                    March 31,      December 31,
                                                      2005            2004
                                                    ---------      ---------
Segment assets:                                            (in thousands)

    Majestic Star Casino (2)                        $ 252,970      $ 254,702
    Fitzgeralds Tunica                                 80,348         80,452
    Fitzgeralds Black Hawk assets retained                500            348
    Fitzgeralds Black Hawk assets held for sale        31,527         30,684
    Majestic Investor Holdings                          2,209          2,159
                                                    ---------      ---------
    Total                                             367,554        368,345
    Less: Intercompany                               (116,347)      (121,969)
                                                    ---------      ---------
Total                                               $ 251,207      $ 246,376
                                                    =========      =========

(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.
(2) The assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk totaling approximately $116.3 million at March 31, 2005. At December 31, 2004, the assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $122.0 million. Intercompany receivables are eliminated in consolidation.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11.  SUBSEQUENT EVENT

     On April 14, 2005, Barden Colorado and Legends Gaming, LLC ("Legends") mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the "Purchase Agreement"), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase the business, assets and properties of the Fitzgeralds-brand casino located in Black Hawk, Colorado.

    In connection with the termination of the Purchase Agreement, the earnest money deposit originally placed into escrow by Legends at the time of execution of the Purchase Agreement was returned to Legends. In addition, the Company paid Legends approximately $2.7 million, consisting of approximately $0.7 million in reimbursement of certain costs which were incurred in re-routing a storm sewer easement and certain related transaction costs which the parties had agreed to share equally together with $2.0 million for liquidated damages. The Company will take a charge in the second quarter of 2005 for the payment of liquidated damages and its portion of the shared transaction costs and certain other transaction expenses. The charge is approximately $2.3 million.

    Additionally, the Company will take a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded while Barden Colorado was held for sale, during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005 in accordance with generally accepted accounting principles.

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

    Under the indenture governing the 9 1/2% senior secured notes and the Loan and Security Agreement for the $80.0 million credit facility, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries.

    Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (a co-issuer of the 9 1/2% senior secured notes but an entity with no operations), the guarantor subsidiaries and our discontinued operation and the eliminating entries necessary to consolidate such entities.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              As of March 31, 2005

                                               The Majestic   The Majestic
                                               Star Casino,   Star Casino       Guarantor     Eliminating                Total
                                                    LLC       Capital Corp.   Subsidiaries      Entries              Consolidated
                                               -------------  -------------   ------------  --------------           ------------
ASSETS
Current assets:
    Cash and cash equivalents                    $ 9,827,413  $           -   $  6,584,743  $            -           $ 16,412,156
    Restricted cash                                  900,000              -      1,640,008               -              2,540,008
    Accounts receivable, net                       1,190,205              -        776,994               -              1,967,199
    Inventories                                       60,360              -        450,933               -                511,293
    Prepaid expenses                               2,994,633              -        830,626               -              3,825,259
    Receivable from affiliate                         48,390              -         14,244         (62,634)(a)                  -
    Assets held for sale                                   -              -     31,527,150               -             31,527,150
                                               -------------  -------------   ------------  --------------           ------------
      Total current assets                        15,021,001              -     41,824,698         (62,634)            56,783,065
                                               -------------  -------------   ------------  --------------           ------------

Property, equipment and  improvements, net        77,344,002              -     62,913,243               -            140,257,245
Intangible assets, net                                     -              -      5,008,925               -              5,008,925
Goodwill                                                   -              -      3,997,904               -              3,997,904
Other assets:
    Deferred financing costs, net                  4,679,318              -        378,432               -              5,057,750
    Investment in Buffington Harbor
      Riverboat, LLC                              26,826,572              -              -               -             26,826,572
    Note receivable - affiliate                    3,586,848              -              -               -              3,586,848
    Long term receivable - related party         116,284,816              -              -    (116,284,816)(a)                  -
    Other assets                                   9,226,931              -        461,761               -              9,688,692
                                               -------------  -------------   ------------  --------------           ------------
      Total other assets                         160,604,485              -        840,193    (116,284,816)            45,159,862
                                               -------------  -------------   ------------  --------------           ------------
      Total assets                             $ 252,969,488  $           -   $114,584,963  $ (116,347,450)          $251,207,001
                                               =============  =============   ============  ==============           ============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
    Accounts payable                               $ 379,545  $           -   $  1,371,008  $            -           $  1,750,553
    Payable to related party                          59,319              -          3,315         (62,634)(a)                  -
    Accrued liabilities:
      Payroll and related                          3,223,759              -      3,594,466               -              6,818,225
      Interest                                    11,524,727              -        632,758               -             12,157,485
      Property and franchise taxes                 5,491,380              -        134,497               -              5,625,877
      Other accrued liabilities                    6,499,199              -      3,790,905               -             10,290,104
      Liabilities related to assets held for sale          -              -      2,869,882               -              2,869,882
                                               -------------  -------------   ------------  --------------           ------------
      Total current liabilities                   27,177,929              -     12,396,831         (62,634)            39,512,126
                                               -------------  -------------   ------------  --------------           ------------

Investment in subsidiaries                        30,023,676              -              -     (30,023,676)(b)                  -
Due to related parties                                     -              -    116,284,816    (116,284,816)(a)                  -
Long-term debt, net of current maturities        295,965,000    260,000,000     15,926,992    (260,000,000)(c)        311,891,992
                                               -------------  -------------   ------------  --------------           ------------
      Total liabilities                          353,166,605    260,000,000    144,608,639    (406,371,126)           351,404,118
                                               -------------  -------------   ------------  --------------           ------------
    Member's deficit                            (100,197,117)  (260,000,000)   (30,023,676)    290,023,676 (b)(c)    (100,197,117)
                                               -------------  -------------   ------------  --------------           ------------
      Total liabilities and member's deficit   $ 252,969,488  $           -   $114,584,963  $ (116,347,450)          $251,207,001
                                               =============  =============   ============  ==============           ============





(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 7 - Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% senior secured notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              As of December 31, 2004




                                             The Majestic     The Majestic
                                             Star Casino,     Star Casino      Guarantor        Eliminating               Total
                                                 LLC          Capital Corp.   Subsidiaries        Entries              Consolidated
                                             -------------    -------------   -------------    ---------------        -------------
ASSETS
Current assets:
    Cash and cash equivalents                 $ 8,433,545     $          -     $ 5,893,907     $            -          $ 14,327,452
    Restricted cash                               900,000                -       1,640,008                  -             2,540,008
    Accounts receivable, net                    1,329,576                -         735,405                  -             2,064,981
    Inventories                                    92,303                -         428,182                  -               520,485
    Prepaid expenses                            1,575,936                -         636,460                  -             2,212,396
    Receivable from affiliate                     775,722                -          21,799            (82,305)(a)           715,216
    Assets held for sale                                -                -      30,683,526                  -            30,683,526
                                             -------------    -------------   -------------    ---------------        -------------
      Total current assets                     13,107,082                -      40,039,287            (82,305)           53,064,064
                                             -------------    -------------   -------------    ---------------        -------------

Property, equipment and  improvements, net     78,679,302                -      63,501,914                  -           142,181,216
Intangible assets, net                                  -                -       5,229,904                  -             5,229,904
Goodwill                                                -                -       3,997,904                  -             3,997,904
Other assets:
    Deferred financing costs, net               4,947,983                -         413,740                  -             5,361,723
    Investment in Buffington Harbor
      Riverboat, LLC                           27,432,270                -               -                  -            27,432,270
    Long term receivable - related party      121,884,816                -               -       (121,884,816)(a)                 -
    Other assets                                8,650,694                -         458,689                  -             9,109,383
                                             -------------    -------------   -------------    ---------------        -------------
      Total other assets                      162,915,763                -         872,429       (121,884,816)           41,903,376
                                             -------------    -------------   -------------    ---------------        -------------
      Total assets                           $ 254,702,147    $          -    $ 113,641,438    $ (121,967,121)        $ 246,376,464
                                             =============    =============   =============    ===============        =============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
    Accounts payable                            $ 940,307     $          -       $ 811,223     $            -           $ 1,751,530
    Payable to related party                            -                -          82,305            (82,305)(a)                 -
    Accrued liabilities:
      Payroll and related                       3,216,179                -       3,086,986                  -             6,303,165
      Interest                                  5,365,530                -         158,189                  -             5,523,719
      Property and franchise taxes              4,811,880                -         517,292                  -             5,329,172
      Other accrued liabilities                 6,040,223                -       4,256,371                  -            10,296,594
      Liabilities related to assets
       held for sale                                    -                -       2,713,847                  -             2,713,847
                                             -------------    -------------   -------------    ---------------        -------------
      Total current liabilities                20,374,119                -      11,626,213            (82,305)           31,918,027
                                             -------------    -------------   -------------    ---------------        -------------

Investment in subsidiaries                     35,762,551                -               -        (35,762,551)(b)                 -
Due to related parties                                  -                -     121,884,816       (121,884,816)(a)                 -
Long-term debt, net of current maturities     300,965,000      260,000,000      15,892,960       (260,000,000)(c)       316,857,960
                                             -------------    -------------   -------------    ---------------        -------------
      Total liabilities                       357,101,670      260,000,000     149,403,989       (417,729,672)          348,775,987
                                             -------------    -------------   -------------    ---------------        -------------
    Member's deficit                         (102,399,523)    (260,000,000)    (35,762,551)       295,762,551 (b)(c)   (102,399,523)
                                             -------------    -------------   -------------    ---------------        -------------
      Total liabilities and member's deficit $ 254,702,147    $          -    $ 113,641,438    $ (121,967,121)        $ 246,376,464
                                             =============    =============   =============    ===============        =============


(a)  To eliminate intercompany receivables and payables.
(b)  To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 7 - Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 1/2% senior secured notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2005
                                  (unaudited)


                                          The Majestic   The Majestic
                                          Star Casino,   Star Casino     Guarantor    Discontinued    Eliminating          Total
                                               LLC       Capital Corp. Subsidiaries   Operation (b)     Entries        Consolidated
                                          ------------   ------------- ------------   -------------   -----------      ------------
OPERATING REVENUES:
    Casino                                $ 38,697,169   $          -  $ 22,584,542   $           -   $         -      $ 61,281,711
    Rooms                                            -              -     1,794,104               -             -         1,794,104
    Food and beverage                          442,523              -     2,495,316               -             -         2,937,839
    Other                                      665,118              -       291,634               -             -           956,752
                                          ------------   ------------  ------------   -------------   -----------      ------------
      Gross revenues                        39,804,810              -    27,165,596               -             -        66,970,406
    Less promotional allowances              3,629,072              -     5,648,997               -             -         9,278,069
                                          ------------   ------------  ------------   -------------   -----------      ------------
      Net operating revenues                36,175,738              -    21,516,599               -             -        57,692,337
                                          ------------   ------------  ------------   -------------   -----------      ------------

OPERATING COSTS AND EXPENSES:
    Casino                                   7,131,087              -     7,717,971               -             -        14,849,058
    Rooms                                            -              -       383,945               -             -           383,945
    Food and beverage                          512,287              -       741,990               -             -         1,254,277
    Other                                            -              -        52,037               -             -            52,037
    Gaming taxes                            11,070,263              -     2,704,429               -             -        13,774,692
    Advertising and promotion                1,724,678              -     1,155,419               -             -         2,880,097
    General and administrative               6,270,029              -     2,980,389               -             -         9,250,418
    Corporate expense                        1,197,070              -             -               -             -         1,197,070
    Economic incentive - City of Gary        1,163,362              -             -               -             -         1,163,362
    Depreciation and amortization            2,090,447              -     2,545,488               -             -         4,635,935
    Loss on investment in Buffington
      Harbor Riverboats, LLC                   605,698              -             -               -             -           605,698
    Gain on disposal of assets                       -              -           140               -             -               140
                                          ------------   ------------  ------------   -------------   -----------      ------------
      Total operating costs and expenses    31,764,921              -    18,281,808               -             -        50,046,729
                                          ------------   ------------  ------------   -------------   -----------      ------------

      Operating income                       4,410,817              -     3,234,791               -             -         7,645,608
                                          ------------   ------------  ------------   -------------   -----------      ------------

OTHER INCOME (EXPENSE):
    Interest income                              4,968              -         7,234               -             -            12,202
    Interest expense                        (6,761,807)             -      (474,568)              -             - (a)    (7,236,375)
    Other non-operating expense                (36,954)             -             -               -             -           (36,954)
    Equity in net income of subsidiaries     5,738,875              -     2,971,418               -    (8,710,293)                -
                                          ------------   ------------  ------------   -------------   -----------      ------------
      Total other (expense) income          (1,054,918)             -     2,504,084               -    (8,710,293)       (7,261,127)
                                          ------------   ------------  ------------   -------------   -----------      ------------

      Income from continuing operations      3,355,899              -     5,738,875               -    (8,710,293)          384,481

DISCONTINUED OPERATIONS:
    Income from discontinued operation               -              -             -       2,971,418             -         2,971,418
                                          ------------   ------------  ------------   -------------   -----------      ------------

      Net income                          $  3,355,899   $          -  $  5,738,875   $   2,971,418   $(8,710,293)     $  3,355,899
                                          ============   ============  ============   =============   ===========      ============



(a) To eliminate equity in net income of subsidiaries.
(b) The Discontinued Operation represents Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3 - Discontinued Operations).

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

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2004
                                   (unaudited)


                                              The Majestic  The Majestic
                                              Star Casino,  Star Casino    Guarantor    Discontinued   Eliminating       Total
                                                  LLC       Capital Corp. Subsidiaries  Operations (b)  Entries       Consolidated
                                              ------------  ------------  ------------  -------------  -----------    -------------
OPERATING REVENUES:
    Casino                                    $ 39,206,159  $          -  $ 22,784,665  $           -  $         -    $  61,990,824
    Rooms                                                -             -     1,873,837              -            -        1,873,837
    Food and beverage                              487,193             -     2,322,125              -            -        2,809,318
    Other                                          612,898             -       355,753              -            -          968,651
                                              ------------  ------------  ------------  -------------  -----------    -------------
      Gross revenues                            40,306,250             -    27,336,380              -            -       67,642,630
    Less promotional allowances                  3,318,657             -     5,321,080              -            -        8,639,737
                                              ------------  ------------  ------------  -------------  -----------    -------------
      Net operating revenues                    36,987,593             -    22,015,300              -            -       59,002,893
                                              ------------  ------------  ------------  -------------  -----------    -------------

OPERATING COSTS AND EXPENSES:
    Casino                                       7,685,752             -     8,061,696              -            -       15,747,448
    Rooms                                                -             -       465,242              -            -          465,242
    Food and beverage                              551,037             -       680,055              -            -        1,231,092
    Other                                                -             -        70,811              -            -           70,811
    Gaming taxes                                11,063,904             -     2,708,140              -            -       13,772,044
    Advertising and promotion                    1,991,066             -     1,183,156              -            -        3,174,222
    General and administrative                   9,184,481             -     3,198,768              -            -       12,383,249
    Corporate expense                              805,606             -             -              -            -          805,606
    Economic incentive - City of Gary            1,177,155             -             -              -            -        1,177,155
    Depreciation and amortization                1,912,408             -     2,129,198              -            -        4,041,606
    Loss on investment in Buffington
      Harbor Riverboats, LLC                       612,841             -             -              -            -          612,841
    Gain on disposal of assets                        (916)            -          (800)             -            -           (1,716)
                                              ------------  ------------  ------------  -------------  -----------    -------------
      Total operating costs and expenses        34,983,334             -    18,496,266              -            -       53,479,600
                                              ------------  ------------  ------------  -------------  -----------    -------------

      Operating income                           2,004,259             -     3,519,034              -            -        5,523,293
                                              ------------  ------------  ------------  -------------  -----------    -------------

OTHER INCOME (EXPENSE):
    Interest income                                  1,938             -         3,176              -            -            5,114
    Interest expense                            (6,583,476)            -      (474,569)             -            -       (7,058,045)
    Other non-operating expense                    (28,209)            -             -              -            -          (28,209)
    Equity in net income of subsidiaries         5,089,931             -     2,042,190              -   (7,132,121)(a)            -
                                              ------------  ------------  ------------  -------------  -----------    -------------
      Total other (expense) income              (1,519,816)            -     1,570,797              -   (7,132,121)      (7,081,140)
                                              ------------  ------------  ------------  -------------  -----------    -------------

      Income (loss) from continuing
        operations                                 484,443             -     5,089,931              -   (7,132,121)      (1,557,747)

DISCONTINUED OPERATIONS:
    Income from discontinued operation                   -             -             -      2,042,190            -        2,042,190
                                              ------------  ------------  ------------  -------------  -----------    -------------

      Net income                              $    484,443  $          -  $  5,089,931    $ 2,042,190  $(7,132,121)   $     484,443
                                              ============  ============  ============  =============  ===========    =============



(a) To eliminate equity in net income of subsidiaries.
(b) The Discontinued Operations reflects the operations of Fitzgeralds Black Hawk for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3 - Discontinued Operations).

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 2005
                                   (unaudited)



                                               The Majestic  The Majestic
                                               Star Casino,  Star Casino    Guarantor    Discontinued   Eliminating     Total
                                                   LLC       Capital Corp. Subsidiaries  Operations (a)  Entries     Consolidated
                                               ------------  ------------  ------------  -------------  -----------  -------------

NET CASH PROVIDED BY
    OPERATING ACTIVITIES:                      $ 5,708,327   $         -   $ 6,140,767    $ 2,491,959   $        -   $ 14,341,053
                                               ------------  ------------  ------------  -------------  -----------  -------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Acquisition of property and equipment         (891,332)            -    (1,849,931)      (406,322)           -     (3,147,585)
    Decrease in prepaid leases and deposits          2,000             -             -              -            -          2,000
                                               ------------  ------------  ------------  -------------  -----------  -------------
      Net cash used in investing activities       (889,332)            -    (1,849,931)      (406,322)           -     (3,145,585)
                                               ------------  ------------  ------------  -------------  -----------  -------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Proceeds from line of credit                 3,000,000             -             -              -            -      3,000,000
    Repayment of line of credit                 (8,000,000)            -             -              -            -     (8,000,000)
    Advances to affiliate - net                 (2,871,634)            -             -              -            -     (2,871,634)
    Cash received from (advanced to)
      related parties                            5,600,000             -    (3,600,000)    (2,000,000)           -              -
    Distribution to Barden Development, Inc.    (1,153,493)            -             -              -            -     (1,153,493)
                                               ------------  ------------  ------------  -------------  -----------  -------------
      Net cash used in financing
        activities                              (3,425,127)            -    (3,600,000)    (2,000,000)           -     (9,025,127)
                                               ------------  ------------  ------------  -------------  -----------  -------------

Net increase in cash and cash equivalents        1,393,868             -       690,836         85,637            -      2,170,341

Cash related to discontinued operations                  -             -             -     (2,479,914)           -     (2,479,914)

Cash and cash equivalents, beginning
    of period                                    8,433,545             -     5,893,907      2,394,277            -     16,721,729
                                               ------------  ------------  ------------  -------------  -----------  -------------


Cash and cash equivalents, end of period       $ 9,827,413   $         -   $ 6,584,743   $          -   $        -   $ 16,412,156
                                               ============  ============  ============  =============  ===========  =============


(a) Contained within the discontinued operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3 - Discontinued Operations).

                         THE MAJESTIC STAR CASINO, LLC
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2004
                                   (unaudited)



                                             The Majestic  The Majestic
                                             Star Casino,  Star Casino     Guarantor      Discontinued   Eliminating   Total
                                                 LLC       Capital Corp. Subsidiaries    Operations (a)   Entries   Consolidated
                                             ------------- -----------  ---------------- --------------- ---------- ------------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES:                     $ 5,580,383  $        -       $ 4,577,935     $ 2,004,944  $       -  $ 12,163,262
                                             ------------- -----------  ---------------- --------------- ---------- ------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Acquisition of property and equipment     (25,166,345)          -          (444,394)        (54,556)         -   (25,665,295)
    Investment in Buffington Harbor
     Riverboats, LLC                              (54,104)          -                 -               -          -       (54,104)
    Proceeds from disposal of equipment           106,175           -               800               -          -       106,975
                                             ------------- -----------  ---------------- --------------- ---------- ------------
      Net cash used in investing
       activities                             (25,114,274)          -          (443,594)        (54,556)         -   (25,612,424)
                                             ------------- -----------  ---------------- --------------- ---------- ------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Issuance costs for the 9 1/2% senior
     secured notes                                (73,110)          -                 -               -          -       (73,110)
    Issuance costs for credit facility            (36,997)          -                 -               -          -       (36,997)
    Proceeds from line of credit               20,001,293           -                 -               -          -    20,001,293
    Repayment of line of credit                (6,959,787)          -                 -               -          -   ( 6,959,787)
    Cash received from (paid to) related
     parties                                    5,317,000           -        (3,250,000)     (2,000,000)         -        67,000
    Distribution to Barden Development,
     Inc.                                      (1,089,392)          -                 -               -          -    (1,089,392)
                                             ------------- -----------  ---------------- --------------- ---------- ------------
      Net cash provided by (used in)
       financing activities                    17,159,007           -        (3,250,000)     (2,000,000)         -    11,909,007

Net (decrease) increase in cash and cash
 equivalents                                   (2,374,884)          -           884,341         (49,612)         -    (1,540,155)

Cash and cash equivalents, beginning
    of period                                  10,929,430           -         8,525,152       2,603,434          -    22,058,016
                                             ------------- -----------  ---------------- --------------- ---------- ------------
Cash and cash equivalents, end of period      $ 8,554,546  $        -       $ 9,409,493     $ 2,553,822  $       -  $ 20,517,861
                                             ============= ===========  ================ =============== ========== ============




(a) Contained within the Discontinued Operations are the cash flow activities of Fitzgeralds Black Hawk, for which an agreement was entered into on July 12, 2004 to sell substantially all of its assets subject to certain of its liabilities (see Note 3 - Discontinued Operations).

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

    - adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the requirement that deductions previously taken for taxes paid on gross gaming receipts are disallowed on our member's Indiana state income tax return;

    - other adverse conditions, such as adverse economic conditions in the company's markets, changes in general customer confidence or spending, increased tax burdens on our customers negatively impacting their discretionary spending in our casinos, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular;

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

    -   the disruption to our casino operations due to acts of nature or God;

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

    On July 12, 2004, the Company announced the sale of substantially all the assets and certain liabilities of Fitzgeralds Black Hawk to Legends Gaming, LLC for $66.0 million, subject to a working capital adjustment and an adjustment based on certain capital expenditures. However, on April 14, 2005, Legends Gaming, LLC and Barden Colorado entered into a mutual agreement to terminate the agreement. Since the sale was still pending as of March 31, 2005, the property operations of Fitzgeralds Black Hawk are reflected in discontinued operations for all periods in our tables and discussion of results presented below. In the second quarter of 2005, the Company will record a charge of approximately $2.3 million for liquidated damages and certain transaction costs in connection with the termination, and will record catch-up depreciation and amortization, which charges were suspended while the assets were held for sale. See Note 11 - Subsequent Event of Notes to Consolidated Financial Statements.

Overall Operating Results

    Consolidated gross operating revenues decreased $0.7 million or 1.0% from $67.6 million in the three-month period ended March 31, 2004 to $67.0 million in the three-month period ended March 31, 2005. The decrease is primarily due to a 1.7% or $0.6 million decline in our table game win percentage at our Majestic Star property. Win percentage on our casino games is relatively predictable over long periods, but can fluctuate significantly over shorter periods, such as a fiscal quarter. We had consolidated income from continuing operations of $0.4 million during the three-month period ended March 31, 2005 compared to a consolidated loss from continuing operations of $1.6 million during the same period in 2004. We had consolidated net income of $3.4 million during the three-month period ended March 31, 2005 compared to consolidated net income of $0.5 million during the same period in 2004. Impacting our loss from continuing operations and net income in the three-month period ended March 31, 2004 is a $2.2 million charge related to fiscal year 2002 and 2003 retroactive property taxes at Majestic Star and $0.5 million of depreciation and amortization expense at Fitzgeralds Black Hawk. On July 12, 2004, Fitzgeralds Black Hawk stopped depreciating and amortizing its fixed and intangible assets in conjunction with the sale of substantially all of its assets as discussed previously. After adjusting for the retroactive property tax charge at Majestic Star and depreciation and amortization expense at Fitzgeralds Black Hawk, the Company would have reported income from continuing operations of $0.7 million and net income of $3.2 million in the three-month period ended March 31, 2004.

    An overview of the developments that affected our results during the three-month period ended March 31, 2005, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results:

        - Our consolidated casino revenues decreased by $0.7 million or 1.1% to $61.3 million for the three-month period ended March 31, 2005, as compared to the same period last year. Consolidated casino revenues contributed 91.5% of our total consolidated gross revenues. Our decline in casino revenues is partly attributable to a lower win percentage in table games at Majestic Star and a comparison against a strong prior year quarter also at Majestic Star. In the prior year quarter, Majestic Star kicked off new marketing campaigns and new restaurants were fully operational at Buffington Harbor. At Fitzgeralds Tunica, casino revenues were lower by $0.2 million, with slot revenues declining $0.5 million and table game revenues increasing $0.3 million. Lower coin-in at Fitzgeralds Tunica contributed to our lower slot revenue, while an increase in our table game win percentage generated greater table game revenues. Also, lower growth in the northwest Indiana market and declining growth in the Tunica market negatively impacted our casino revenues.

        - Consolidated promotional allowances increased $0.6 million in 2005 from 2004. Consolidated promotional allowances include the retail value of hotel rooms (Fitzgeralds Tunica only), food, beverage and merchandise provided to our casino customers at no charge. Consolidated promotional allowances also include cash based promotional activities, including those cash based activities related to our slot clubs and direct mail program. The increase in consolidated promotional allowances is attributable to a new slot club program at Majestic Star, and greater cash giveaways and higher levels of products and services provided to our casino guests on a complimentary basis at Fitzgeralds Tunica.

        - Consolidated casino expense decreased $0.9 million, primarily due to the reduction in labor costs at Majestic Star, and lower lease costs on gaming equipment and wide area progressive participation expenses at Fitzgeralds Tunica.

        - Consolidated general and administrative expense decreased $3.1 million from the first quarter of 2004. The decrease is mostly due to the first quarter 2004 charge of $2.2 million for fiscal year 2002 and 2003 property tax assessments, along with lower insurance premiums and claims in the first quarter of 2005 at Majestic Star. In addition, in the first quarter of 2004, the Company took a charge or $0.4 million due to an unfavorable judgment on a lawsuit (see part II, Item 1, Legal Proceedings).

        - Consolidated advertising and promotional expenses decreased $0.3 million as Majestic Star had launched new marketing campaigns in the first quarter of 2004. No new campaigns were launched during the first quarter of 2005. Majestic Star recognized a quarter over quarter reduction in expenditures on advertising related to billboards, TV, print media and direct mail.

        - Consolidated depreciation and amortization expense increased by $0.6 million as a result of recent capital expenditures made at our properties. Depreciation and amortization expense not recorded as a result of carrying the Black Hawk assets as held for sale was approximately $0.5 million for the quarter ended March 31, 2005.

        - Competition in our markets remains intense. In addition, casino revenue growth in the markets in which we compete is growing nominally or declining. In northwest Indiana, market growth was 2.8% over the same quarter last year. In Mississippi, those casinos located along the Mississippi River reported a decrease in casino revenues of 0.9% over the same quarter last year, and in Black Hawk, casino revenues grew just 1.3% over the same quarter last year. New Indian casinos in Oklahoma are competing for customers in western Oklahoma and northern Arkansas. These two regions have been feeder markets for Tunica casinos. In addition, higher gas prices may be impacting the frequency of trips to our Fitzgeralds Tunica and Fitzgeralds Black Hawk properties and negatively impacting the discretionary gambling budgets of our customers. Fitzgeralds Tunica is focused on new and enhanced marketing programs, purchasing the most desirable and entertaining slot machines and upgrading our casino floor with the latest technology. We have also implemented a new "elite" level to our slot player's card, which provides greater rewards to our top players as they increase their gambling activities, and instituted more aggressive promotions for new player card sign-ups, food promotions and direct mailings to our casino guests.

        - In Black Hawk, the Isle of Capri and Colorado Central Station are moving past the phases of their remodel projects that have caused significant disruptions to their casinos. In addition, Ameristar Casinos Inc. is currently in the process of remodeling and adding hotel rooms to the Mountain High Casino. These newly remodeled casinos will increase competition in the Black Hawk market. In order for Fitzgeralds Black Hawk to remain competitive, the property just recently completed installation of a new slot player tracking and marketing system. Once Fitzgeralds Black Hawk obtains approval from the Colorado gaming regulators, it will begin installing ticket in ticket out technology, or "TITO", on slot machines. Our goal is to have 50% of the casino floor operating with TITO by the end of fiscal year 2005. TITO allows casino customers to play longer, with fewer interruptions due to the necessity of slot hopper fills, and allows management to operate its casino floor more efficiently while providing better service.

        - In the first quarter of 2005, we spent approximately $2.8 million on capital expenditures. Most of this was spent on purchasing the newest and most entertaining slot machines and implementing TITO.

        - We continue the implementation of TITO at Majestic Star. At this time 1,224, or 75.5%, of Majestic Star's slot machines are equipped with TITO, with the goal of having 88.0% of our slot machines TITO operational by year-end. At Fitzgeralds Tunica, we received approval from the Mississippi Gaming Commission to begin installing TITO on all of our slot machines. We now have approximately 500 slot machines that operate with TITO with the goal of having 540 slot machines TITO operational by the end of 2005.

        - Colony Capital recently closed on the purchase of the Harrah's East Chicago property (which competes directly with Majestic Star) and two casino properties in Tunica, Mississippi, (Harrah's and Bally's), which compete directly with Fitzgeralds Tunica. At this point it is unknown what plans Colony Capital has for these three properties. Significant capital improvements, a major marketing campaign, or a combination of both, could have a significant impact to our operations. We are developing strategies to deal with possible plans to be implemented by Colony Capital.

        - Consolidation of larger casino companies could enhance competition in the Company's markets. When Harrah's closes on its purchase of Caesar's, Harrah's will have two additional casinos in the Tunica market. This will give Harrah's three Tunica casinos overall, including the market leading Horseshoe property. In addition, MGM Mirage will be acquiring the Gold Strike Casino Hotel in Tunica as part of its acquisition of Mandalay Bay. It is unknown what changes Harrah's and MGM Mirage will make to these properties. However, additional infusions of capital into these properties or increased marketing and promotions will enhance the competitive environment in the already highly competitive Tunica market.

        - The Company was recently selected by Blue Sky Casino, LLC ("Blue Sky") to develop and manage a casino that will be part of a broader $240.0 million development project by Blue Sky in Orange County, Indiana. Based on the binding provisions of the letter of intent signed between the Company and Blue Sky, the

            Company will receive a development fee during the casino's start-up and will receive a management fee pursuant to a five-year agreement. However, the Company still needs to negotiate a final management agreement with Blue Sky. The Indiana Gaming Commission still has not awarded the operating agreement for the casino portion of the development project, and thus the Company's involvement is not final. However, Blue Sky is the only company that has submitted an application pursuant to the requirements of the Indiana Gaming Commission.

RESULTS OF OPERATIONS

    The following table sets forth information derived from the Company's statements of operations expressed as a percentage of gross operating revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES

                                                              For The
                                                         Three Months Ended
                                                              March 31,
                                                    ------------------------------
                                                        2005            2004
                                                    -------------   --------------
OPERATING REVENUES:
  Casino                                                   91.5%            91.6%
  Rooms                                                     2.7%             2.8%
  Food and beverage                                         4.4%             4.2%
  Other                                                     1.4%             1.4%
                                                    -------------   --------------
Gross operating revenues                                  100.0%           100.0%
  Less promotional allowances                              13.9%            12.8%
                                                    -------------   --------------
Net operating revenues                                     86.1%            87.2%
                                                    -------------   --------------

OPERATING COSTS AND EXPENSES:
  Casino                                                   22.2%            23.3%
  Rooms                                                     0.6%             0.7%
  Food and beverage                                         1.9%             1.8%
  Other                                                     0.1%             0.1%
  Gaming taxes                                             20.5%            20.4%
  Advertising and promotion                                 4.3%             4.7%
  General and administrative (1)                           13.8%            18.3%
  Corporate expenses                                        1.8%             1.2%
  Economic incentive - City of Gary                         1.7%             1.7%
  Depreciation and amortization                             6.9%             6.0%
  Loss on investment in the BHR joint venture               0.9%             0.9%
  Loss on sale of assets                                    0.0%             0.0%
                                                    -------------   --------------
Total operating costs and expenses                         74.7%            79.1%
                                                    -------------   --------------
Operating income                                           11.4%             8.1%
                                                    -------------   --------------

OTHER INCOME (EXPENSES):
  Interest income                                           0.0%             0.0%
  Interest expense                                        -10.8%           -10.4%
  Other non-operating expense                               0.0%             0.0%
                                                    -------------   --------------
Total other expenses                                      -10.8%           -10.4%
                                                    -------------   --------------
Income (loss) from continuing operations                    0.6%            -2.3%
  Income from discontinued operations                       4.4%             3.0%
                                                    -------------   --------------
Net income                                                  5.0%             0.7%
                                                    =============   ==============


(1) General and administrative expenses for the three months ended March 31, 2004 include a $2.2 million retroactive property tax charge.

The following table provides certain selected financial information from our consolidated statements of operations.

Consolidated

                                                          For The
                                                    Three Months Ended
                                                         March 31,           Percentage
                                                  ------------------------    Increase
                                                    2005          2004       (Decrease)
                                                  ----------   -----------  -------------
                                                       (in millions)
Casino revenues                                      $ 61.3        $ 62.0          -1.1%
Room revenues                                           1.8           1.9          -4.3%
Food and beverage revenues                              2.9           2.8           4.6%
Other revenues                                          1.0           0.9          -1.2%
                                                  ----------   -----------  -------------
  Gross operating revenues                             67.0          67.6          -1.0%
Less promotional allowances                             9.3           8.6           7.4%
                                                  ----------   -----------  -------------
  Net operating revenues                               57.7          59.0          -2.2%
Operating expenses                                     50.0          53.5          -6.4%
                                                  ----------   -----------  -------------
  Operating income                                      7.7           5.5          38.4%
Other income (expense)                                 (7.3)         (7.0)          2.5%
                                                  ----------   -----------  -------------
  Income (loss) from continuing operations              0.4          (1.5)       -124.7%
Income from discontinued operation                      3.0           2.0          45.5%
                                                  ----------   -----------  -------------
Net income                                            $ 3.4         $ 0.5         592.9%
                                                  ==========   ===========  =============


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

Majestic Star

                                        For The
                                   Three Months Ended
                                       March 31,            Percentage
                                 -----------------------     Increase
                                   2005         2004        (Decrease)
                                 ----------   ----------  --------------
                                     (in millions)
Casino revenues                     $ 38.7       $ 39.2           -1.3%
Room revenues                            -            -            0.0%
Food and beverage revenues             0.4          0.5           -9.2%
Other revenues                         0.7          0.6            8.5%
                                 ----------   ----------  --------------
    Gross operating revenues          39.8         40.3           -1.2%
Less promotional allowances            3.6          3.3            9.4%
                                 ----------   ----------  --------------
    Net operating revenues            36.2         37.0           -2.2%
Operating expenses                    30.6         34.2          -10.6%
                                 ----------   ----------  --------------
    Operating income                   5.6          2.8           99.6%
Other income (expense)                (6.8)        (6.6)           2.8%
                                 ----------   ----------  --------------
    Net loss                        $ (1.2)      $ (3.8)         -68.8%
                                 ==========   ==========  ==============

Fitzgeralds Tunica

                                        For The
                                   Three Months Ended
                                       March 31,           Percentage
                                 ----------------------     Increase
                                   2005         2004       (Decrease)
                                 ---------    ---------   ------------
                                     (in millions)
Casino revenues                  $    22.6    $    22.8           -0.9%
Room revenues                          1.8          1.9           -4.3%
Food and beverage revenues             2.5          2.3            7.5%
Other revenues                         0.3          0.3          -18.0%
                                 ---------    ---------   ------------
    Gross operating revenues          27.2         27.3           -0.6%
Less promotional allowances            5.7          5.3            6.2%
                                 ---------    ---------   ------------
    Net operating revenues            21.5         22.0           -2.3%
Operating expenses                    18.2         18.0            1.2%
                                 ---------    ---------   ------------
    Operating income                   3.3          4.0          -17.7%
Other income (expense)                 0.0          0.0          160.4%
                                 ---------    ---------   ------------
    Net income                   $     3.3    $     4.0          -17.6%
                                 =========    =========   ============



Fitzgeralds Black Hawk (Discontinued Operation and Not Included in Consolidated Selected Financial Information)


                                        For The
                                   Three Months Ended
                                       March 31,           Percentage
                                 -----------------------    Increase
                                   2005         2004       (Decrease)
                                 ---------    ---------   ------------
                                     (in millions)
Casino revenues                  $     9.8    $     9.1            8.3%
Room revenues                            -            -            0.0%
Food and beverage revenues             0.6          0.5            7.0%
Other revenues                         0.1          0.1           11.0%
                                 ---------    ---------   ------------
    Gross operating revenues          10.5          9.7            8.2%
Less promotional allowances            1.3          1.3            4.3%
                                 ---------    ---------   ------------
    Net operating revenues             9.2          8.4            8.8%
Operating expenses                     6.2          6.4           -2.9%
                                 ---------    ---------   ------------
    Operating income                   3.0          2.0           45.5%
Other income (expense)                   -            -            0.0%
                                 ---------    ---------   ------------
    Net income                   $     3.0    $     2.0           45.5%
                                 =========    =========   ============

Majestic Investor Holdings

                                               For The
                                          Three Months Ended
                                              March 31,          Percentage
                                        -----------------------   Increase
                                          2005         2004      (Decrease)
                                        ---------   ----------  -----------
                                            (in millions)
Casino revenues                         $     --    $      --             --
Room revenues                                 --           --             --
Food and beverage revenues                    --           --             --
Other revenues                                --           --             --
                                        ---------   ----------   -----------
    Gross operating revenues                  --           --             --
Less promotional allowances                   --           --             --
                                        ---------   ----------   -----------
    Net operating revenues                    --           --             --
Operating expenses                            0.1          0.5         -86.0%
                                        ---------   ----------   -----------
    Operating loss                           (0.1)        (0.5)        -86.0%
Other income (expense)                       (0.4)        (0.5)          0.1%
                                        ---------   ----------   -----------
    Net loss                            $    (0.5)  $     (1.0)        -43.9%
                                        =========   ==========   ===========


    The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at Majestic Star, Fitzgeralds Tunica and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

                                            For The
                                      Three Months Ended
                                           March 31,
                                 ----------------------------
                                     2005             2004
                                 -----------      -----------
Casino revenues                         57.8%            58.0%
Room revenues                             --               --
Food and beverage revenues               0.6%             0.7%
Other revenues                           1.0%             0.9%
                                 -----------      -----------
   Gross operating revenues             59.4%            59.6%
Less promotional allowances              5.4%             4.9%
                                 -----------      -----------
   Net operating revenues               54.0%            54.7%
Operating expenses                      45.6%            50.5%
                                 -----------      -----------
   Operating income                      8.4%             4.2%
Other income (expense)                 -10.2%            -9.8%
                                 -----------      -----------
   Net loss                             -1.8%            -5.6%
                                 ===========      ===========

Fitzgeralds Tunica

                                               For The
                                         Three Months Ended
                                              March 31,
                                    ----------------------------
                                        2005             2004
                                    -----------      -----------
Casino revenues                            33.7%            33.7%
Room revenues                               2.7%             2.8%
Food and beverage revenues                  3.7%             3.4%
Other revenues                              0.4%             0.5%
                                    -----------      -----------
   Gross operating revenues                40.5%            40.4%
Less promotional allowances                 8.4%             7.9%
                                    -----------      -----------
   Net operating revenues                  32.1%            32.5%
Operating expenses                         27.2%            26.6%
                                    -----------      -----------
   Operating income                         4.9%             5.9%
Other income (expense)                      0.0%             0.0%
                                    -----------      -----------
   Net income                               4.9%             5.9%
                                    ===========      ===========


Majestic Investor Holdings

                                                      For The
                                                Three Months Ended
                                                     March 31,
                                             -------------------------
                                                2005           2004
                                             ---------      ----------
Casino revenues                                     --              --
Room revenues                                       --              --
Food and beverage revenues                          --              --
Other revenues                                      --              --
                                             ---------      ----------
   Gross operating revenues                         --              --
Less promotional allowances                         --              --
                                             ---------      ----------
   Net operating revenues                           --              --
Operating expenses                                 0.1%            0.7%
                                             ---------      ----------
   Operating loss                                 -0.1%           -0.7%
Other expenses                                    -0.7%           -0.7%
                                             ---------      ----------
   Loss from continuing operations                -0.8%           -1.4%
Loss from discontinued operation                   0.0%            0.0%
                                             ---------      ----------
   Net loss                                       -0.8%           -1.4%
                                             =========      ==========

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

    Consolidated gross operating revenues for the first quarter of 2005 decreased $0.7 million, or 1.0%, from consolidated gross operating revenues recorded in the first quarter of 2004. Majestic Star contributed $0.5 million of the decrease in consolidated gross operating revenues, and Fitzgeralds Tunica contributed $0.2 million of the decrease. The decrease in consolidated gross operating revenues resulted from a decrease in consolidated casino revenues, which comprise almost 91.5% of consolidated gross revenues. Consolidated casino revenues decreased $0.7 million, or 1.1%, to $61.3 million during the first quarter of 2005 as compared to the first quarter of 2004. Majestic Star accounted for $0.5 million of the decrease in consolidated casino revenues, while Fitzgeralds Tunica accounted for $0.2 million of the decrease. A 1.7% decline in Majestic Star's table games win percentage resulted in a $0.6 million decline in table game revenues from the first quarter of 2004. Win percentage on our casino games is relatively predictable over long periods, but can fluctuate significantly over shorter periods, such as a fiscal quarter. This decline was offset slightly by an increase of slot revenues during the first quarter of 2005 due to a 0.1% increase in slot win percentage. Softer market conditions and strong competition contributed to the decline in consolidated gross revenues. Majestic Star continues its enhanced marketing and promotional programs, including the advertising campaign featuring former Chicago Bears player and coach Mike Ditka as the property's celebrity spokesperson. Fitzgeralds Tunica has implemented a new "elite" level to its slot club, which offers customers greater rewards for greater levels of gaming activity, has become more aggressive with new player sign-ups into its slot club, and has enhanced its food and direct mail promotions.

    Consolidated promotional allowances increased $0.6 million, or 7.4%. A new, more competitive, slot club program at Majestic Star and increased casino cash giveaways and complimentary products and services provided to casino customers at Fitzgeralds Tunica generated our higher promotional allowances.

    Total consolidated operating expenses decreased $3.4 million, or 6.4%, due primarily to decreases in casino expenses of $0.9 million, or 5.7%, advertising and promotional expenses of $0.3 million, or 9.3%, and general and administrative expense of $3.1 million, or 25.3%. These reductions were offset by higher corporate expenses of $0.4 million, or 48.6%, and depreciation and amortization expenses of $0.6 million, or 14.7%.

     Majestic Star and Fitzgeralds Tunica contributed $0.6 million and $0.3 million, respectively, of our decline in consolidated casino expenses. Majestic Star's declines are attributable to lower payroll costs. At Fitzgeralds Tunica, the decline is due to lower lease expenses on gaming equipment and lower costs associated with wide area progressive participations.

    Consolidated advertising and promotion expenses are down primarily due to lower costs at Majestic Star. During the quarter, Majestic Star scaled back its advertising on television and billboards, and in print media and direct mail.

    Consolidated general and administrative expenses were down $3.1 million. The reduction is primarily due to certain non-recurring charges in the first quarter of 2004. First, Majestic Star incurred a charge in the first quarter of 2004 of $2.2 million for retroactive property taxes related to fiscal years 2002 and 2003. In addition, the Company incurred a charge of $0.4 million due to an unfavorable ruling on a lawsuit (see Part II, Item 1, Legal Proceedings).

    Corporate expenses increased $0.4 million in the first quarter of 2005 from the first quarter of 2004. The increase is primarily attributed to $0.3 million of costs associated with the Company's Sarbanes-Oxley 404 project.

    Consolidated depreciation and amortization expense increased in the first quarter of 2005 as compared to the first quarter of 2004 by $0.6 million to $4.6 million. Majestic Star and Fitzgeralds Tunica recognized increases of $0.2 million and $0.4 million, respectively. The increases resulted from capital expenditures made at both properties.

    Consolidated other income (expense) consists primarily of interest expense, which increased by $0.2 million to $7.3 million. The increase of interest expense is the result of advances of funds from the credit facility to make capital expenditures at the properties and to purchase the 170 acres of property adjacent to Majestic Star for $21.9 million in the first quarter of the prior year. Also, generally higher interest rates on our credit facility have contributed to our higher interest expense.

     Income from discontinued operations relates entirely to the operating results of Fitzgeralds Black Hawk. In the first quarter of 2005, Fitzgeralds Black Hawk had net income of $3.0 million, compared to net income of $2.0 million in the same quarter last year. In the first quarter of 2004, Fitzgeralds Black Hawk recognized depreciation and amortization expense of $0.5 million. No depreciation and amortization expense is being recognized in the first quarter of 2005. On July 12, 2004, the Company entered into an Asset Purchase Agreement, as amended (the "Purchase Agreement"), to sell to Legends Gaming, LLC ("Legends") substantially all the assets of Fitzgeralds Black Hawk. Since that date, the Company has stopped depreciating and amortizing the property's fixed and intangible assets. Depreciation and amortization expense not recorded as a result of carrying the Fitzgeralds Black Hawk assets as held for sale, was approximately $0.5 million for the quarter ended March 31, 2005. Net revenues at Fitzgeralds Black Hawk increased $0.7 million to $9.2 million in the first quarter of 2005. Casino revenues increased $0.7 million to $9.8 million. The increase in casino revenues was due to increases in slot revenues, which increased $0.8 million. Slot revenues have increased in part due to our customers moving toward penny and multi-denominational slots that have higher win percentages.

    On April 14, 2005, Barden Colorado and Legends mutually agreed to terminate the Purchase Agreement. In connection with the termination of the Purchase Agreement, the earnest money deposit originally placed into escrow by Legends at the time of execution of the Purchase Agreement was returned to Legends. In addition, Barden Colorado paid Legends approximately $2.7 million, consisting of approximately $0.7 million in reimbursement of certain costs which were incurred in re-routing a storm sewer easement and certain related transaction costs which the parties had agreed to share equally together with $2.0 million for liquidated damages. The Company will take a charge in the second quarter of 2005 for the payment of liquidated damages, its portion of the shared transaction costs and certain other transaction expenses. The charge is approximately $2.3 million.

    Additionally, the Company will take a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005 in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility. We generate substantial cash flows from operating activities. For the three months ended March 31, 2005 and 2004, we reported cash flows from operating activities, inclusive of Fitzgeralds Black Hawk for both periods, totaling $14.3 million and $12.2 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the Manager Agreement.

    At March 31, 2005, $36.0 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $18.9 million at March 31, 2005, compared to $16.7 million at December 31, 2004, inclusive of Fitzgeralds Black Hawk for both periods. For the three months ended March 31, 2005, the Company spent $3.1 million primarily for slot machines at all of the properties and for a new slot player tracking and marketing system at Fitzgeralds Black Hawk. During the three months ended March 31, 2004, the Company spent $25.7 million for property, plant and equipment, which consisted principally of the purchase of 170 acres of property adjacent to Majestic Star and the Buffington Harbor facilities, the construction of a new administration building and integration of slot machines with TITO technology at Majestic Star, the installation of new slot player tracking and marketing software at Fitzgeralds Tunica, a partial expansion and remodel of our casino floor at Fitzgeralds Tunica, and our continued investment in the newest gaming and related equipment at all of our properties. Inclusive of the capital expenditures planned for Fitzgeralds Black Hawk, the Company intends to spend up to an additional $9.2 million on capital expenditures in 2005, which is the remaining amount allowed under the 2005 capital expenditure covenant contained within the $80.0 million credit facility. This amount will be primarily directed toward purchasing new slot machines and integrating slot machines with TITO at all of our properties. We believe that TITO technology will lead to greater efficiency on our casino floor, thus providing cost savings, and longer slot machine playing times by our customers without interruptions, which should enhance the guest experience and our casino revenues.

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

    On March 1, 2005, the Company entered into Amendment Number Two to Loan and Security Agreement ("Amendment Two") with the lenders to the $80.0 million credit facility. Amendment Two clarifies that the 2004 purchase of 170 acres of land located adjacent to the Buffington Harbor gaming complex is not a "Capital Expenditure" under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two is effective as of March 1, 2005.

    For the quarter ended March 31, 2005, the Company was in compliance with all covenants to the $80.0 million credit facility.

    As of March 31, 2005, the Company had $44.0 million available on its $80.0 million credit facility.

INCOME TAX MATTER

     The Majestic Star Casino, LLC has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). On September 7, 2004, the Department assessed BDI, the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for the fiscal year 2003. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation ("Aztar"), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for

Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review the Indiana Tax Court's decision and thus the Indiana Tax Court's opinion in the Aztar case is controlling precedent. On October 5, 2004, the Department sent a letter to the Company indicating that it considers the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Majestic Star Casino, LLC is a limited liability company and therefore it is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. In addition, the Company will continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in Aztar. Accordingly, no liability has been accrued by the Company relating to this matter.

    The Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility allow the Company to make distributions to its member for tax purposes. Accordingly, should the Company's member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member's Deficit. The Company does not intend to make any distributions, for the years in which an assessment was received, until it has fully evaluated its options with its member and parent, BDI. In April 2005, BDI's non resident shareholder paid Indiana state income tax for fiscal year 2004 pursuant to the Indiana Tax Court's decision in Aztar. BDI's non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal year 2004.

CONTRACTUAL COMMITMENTS

    The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, which include our $80.0 million credit facility at March 31, 2005.

                                                                       Payments Due By Year
                              ------------------------------------------------------------------------------------------------------
Contractual Obligations           2005           2006           2007           2008           2009        Thereafter       Total
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------
Long-Term Debt                $       --     $       --     $ 16,290,000   $       --     $       --     $260,000,000   $276,290,000
Credit Facility                       --             --       35,965,000           --             --             --       35,965,000
Operating Leases (1)             2,758,034      2,597,540      2,418,089      2,085,156      1,883,904      2,413,870     14,156,593
Interest on
   Long-Term Debt               26,598,274     26,598,274     26,440,084     24,700,000     24,700,000     21,612,500    150,649,132
   Credit Facility (2)           2,290,971      2,290,971      1,781,866           --             --             --        6,363,808
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------
   Total                      $ 31,647,279   $ 31,486,785   $ 82,895,039   $ 26,785,156   $ 26,583,904   $284,026,370   $483,424,533
                              ============   ============   ============   ============   ============   ============   ============


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

    (2) Variable rate of 6.4% is based on the current three-month LIBOR rate at March 31, 2005.

    On March 26, 1996, the City of Gary and Majestic Star entered into a development agreement, which requires Majestic Star to pay the City an economic incentive equal to 3% of Majestic Star's adjusted gross receipts, as defined by the Riverboat Gambling Act. In both the three-month periods ended March 31, 2005 and 2004, Majestic Star paid $1.2 million to the City of Gary in economic incentive taxes. For the year ended December 31, 2004, Majestic Star paid the City of Gary $4.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

    There have been no changes in the Company's internal controls during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

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

    In December 2002, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Barden Mississippi and the former owner of Fitzgeralds Tunica, alleging violation of Title VII of the Civil Rights Act of 1964 and violation of 42 U.S.C. Section 1981, as well as certain other state law claims. The former owner of Fitzgeralds Tunica was dismissed from the case in 2003. On May 6, 2004, the Court entered a judgment awarded the plaintiff $0.3 million, which sum represents back pay, emotional distress and punitive damages, plus an additional sum for reasonable attorney fees. The Company appealed the judgment. On April 5, 2005, the United States Court of Appeals for the Fifth Circuit entered an order affirming the judgment of the District Court. Our insurance carrier has agreed to extend coverage over the entire award except for the amount relating to punitive damages and $1,254 of the back pay award. Our insurance carrier has also agreed to share past and current expenses with the Company. The Company and the plaintiff intend to execute a settlement agreement during the second quarter of 2005 pursuant to which the Company will agree to pay the plaintiff $0.3 million plus agreed upon attorney fees and expenses in full and final settlement of the judgment. The Company is responsible for $261,254 of the settlement amount and has recorded a liability for such amount as of March 31, 2005.

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

Dated:  May 16, 2005

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
------------------
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

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