Form 10-Q
period 2005-06-30
MAJESTIC STAR CASINO LLC
filed 2005-08-15
CIK 1016466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       or

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-06489

INDIANA               THE MAJESTIC STAR CASINO, LLC            43-1664986
INDIANA           THE MAJESTIC STAR CASINO CAPITAL CORP.       35-2100872

(State or other     (Exact name of registrant as specified   (I.R.S. Employer
jurisdiction of                in its charter)               Identification No.)
incorporation or
organization)

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

As of June 30, 2005, shares outstanding of each of the registrant's classes of common stock:

Class            Number of shares
-----            ----------------
Not applicable   Not applicable

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)

                                     Index

PART I  FINANCIAL INFORMATION                                                           Page No.
                                                                                        -------
      Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets as of June 30, 2005 (unaudited)
                and December 31, 2004 ................................................     1

                Consolidated Statements of Operations for the three and six months
                ended June 30, 2005 and 2004 (unaudited) .............................     2

                Consolidated Statements of Changes in Member's Deficit for the six
                months ended June 30, 2005 (unaudited) and the year ended December 31,
                2004 .................................................................     3

                Consolidated Statements of Cash Flows for the six months ended
                June 30, 2005 and 2004 (unaudited) ...................................     4

                Notes to the Consolidated Financial Statements .......................     6

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations ........................................................    32

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...........    53

      Item 4.   Controls and Procedures ..............................................    53

PART II  OTHER INFORMATION

      Item 1.   Legal Proceedings ....................................................    54

      Item 6.   Exhibits .............................................................    55

      SIGNATURES .....................................................................    56

                                     PART I

                              FINANCIAL INFORMATION

                                     Item 1

                        Consolidated Financial Statements

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                    June 30,    December 31,
                                                                                     2005           2004
                                                                                 ------------   ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                  $ 16,432,113   $ 14,327,452
      Restricted cash                                                               2,540,008      2,540,008
      Accounts receivable, less allowance for doubtful accounts of $636,230 and
        $617,040 as of June 30, 2005 and December 31, 2004, respectively            1,963,979      2,064,981
      Inventories                                                                     668,856        520,485
      Prepaid expenses and deposits                                                 5,748,301      2,212,396
      Receivable from affiliate                                                       615,477        715,216
      Assets held for sale                                                                  -     30,683,526
                                                                                 ------------   ------------
          Total current assets                                                     27,968,734     53,064,064
                                                                                 ------------   ------------

Property, equipment and improvements, net                                         162,123,340    142,181,216
Intangible assets, net                                                              7,203,413      5,229,904
Goodwill                                                                            5,922,398      3,997,904

Other assets:
      Deferred financing costs, net of accumulated amortization
        of $2,375,651 and $1,767,700 as of June 30, 2005 and
        December 31, 2004, respectively                                             4,753,774      5,361,723
      Note receivable - affiliate                                                   3,232,951              -
      Investment in Buffington Harbor Riverboats, LLC                              26,223,072     27,432,270
      Other assets                                                                  9,664,219      9,109,383
                                                                                 ------------   ------------
          Total other assets                                                       43,874,016     41,903,376
                                                                                 ------------   ------------

Total assets                                                                     $247,091,901   $246,376,464
                                                                                 ============   ============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
      Accounts payable                                                           $  1,495,229   $  1,751,530
      Accrued liabilities:
      Payroll and related                                                           7,098,289      6,303,165
        Interest                                                                    5,628,165      5,523,719
        Property and franchise taxes                                                4,358,877      5,329,172
        Other accrued liabilities                                                  10,121,123     10,296,594
        Liabilities related to assets held for sale                                         -      2,713,847
                                                                                 ------------   ------------
          Total current liabilities                                                28,701,683     31,918,027
                                                                                 ------------   ------------

Long-term debt, net of current maturities                                         326,313,188    316,857,960
                                                                                 ------------   ------------

Total liabilities                                                                 355,014,871    348,775,987
                                                                                 ------------   ------------

Member's deficit                                                                 (107,922,970)  (102,399,523)
                                                                                 ------------   ------------

Total liabilities and member's deficit                                           $247,091,901   $246,376,464
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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Barden Development, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              For The Three Months Ended    For The Six Months Ended
                                                       June 30,                      June 30,
                                             ---------------------------   ---------------------------
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
OPERATING REVENUES:
    Casino                                   $ 68,275,963   $ 70,609,286   $139,358,610   $141,651,789
    Rooms                                       1,917,569      1,919,669      3,711,673      3,793,506
    Food and beverage                           3,460,000      3,124,713      6,970,376      6,469,173
    Other                                       1,392,747      1,155,236      2,450,477      2,214,880
                                             ------------   ------------   ------------   ------------
      Gross revenues                           75,046,279     76,808,904    152,491,136    154,129,348
    Less promotional allowances                11,986,248      9,807,245     22,576,045     19,705,086
                                             ------------   ------------   ------------   ------------
      Net operating revenues                   63,060,031     67,001,659    129,915,091    134,424,262
                                             ------------   ------------   ------------   ------------
OPERATING COSTS AND EXPENSES:
    Casino                                     16,212,746     17,545,548     33,505,625     35,783,000
    Rooms                                         441,108        467,054        825,053        932,296
    Food and beverage                           1,464,502      1,376,421      2,965,843      2,833,863
    Other                                         242,399        323,551        501,877        565,084
    Gaming taxes                               14,752,004     15,327,424     30,050,193     30,511,538
    Advertising and promotion                   3,901,428      4,183,041      7,394,928      7,932,297
    General and administrative                 10,166,239     10,308,799     20,572,736     23,734,381
    Corporate expense                           3,961,114        874,680      5,158,184      1,680,286
    Economic incentive - City of Gary           1,124,610      1,159,082      2,287,972      2,336,237
    Depreciation and amortization               6,751,733      4,595,487     11,387,668      9,095,333
    Loss on investment in Buffington Harbor
       Riverboats, LLC                            603,500        625,507      1,209,198      1,238,348
    Loss on disposal of assets                     37,835         18,302         37,975         19,357
                                             ------------   ------------   ------------   ------------
       Total operating costs and expenses      59,659,218     56,804,896    115,897,252    116,662,020
                                             ------------   ------------   ------------   ------------

       Operating income                         3,400,813     10,196,763     14,017,839     17,762,242
                                             ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
    Interest income                                86,414          5,289         98,616         10,403
    Interest expense                           (7,443,649)    (7,196,240)   (14,680,024)   (14,254,285)
    Other non-operating expense                   (41,715)       (95,639)       (78,669)      (123,847)
                                             ------------   ------------   ------------   ------------
       Total other expense                     (7,398,950)    (7,286,590)   (14,660,077)   (14,367,729)
                                             ------------   ------------   ------------   ------------

       Net (loss) income                     $ (3,998,137)  $  2,910,173   $   (642,238)  $  3,394,513
                                             ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
   For the Six Months Ended June 30, 2005 and the Year Ended December 31, 2004

                                                       Member's Deficit
                                                       ----------------
Balance, December 31, 2003                             $   (102,166,955)
Net income                                                    5,018,526
Distribution to Barden Development, Inc.                     (5,251,094)
                                                       ----------------
Balance, December 31, 2004                             $   (102,399,523)
Net loss (unaudited)                                           (642,238)
Distributions to Barden Development, Inc. (unaudited)        (4,881,209)
                                                       ----------------
Balance, June 30, 2005 (unaudited)                     $   (107,922,970)
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

                                                                   For The Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                      2005          2004
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $   (642,238)  $  3,394,513
Adjustments to reconcile (net loss) income to net cash
      provided by operating activities:
    Depreciation                                                    9,797,852      7,764,091
    Amortization                                                    1,589,816      1,331,242
    Loss on investment in Buffington Harbor Riverboats, LLC.        1,209,198      1,238,348
    Loss on disposal of assets                                         37,975         19,357
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net                   163,735       (534,229)
    Decrease in related parties receivables                            99,738         89,189
    Decrease (increase) in inventories                                 20,514        (13,842)
    Increase in prepaid expenses and deposits                      (3,389,137)    (3,021,845)
    (Increase) decrease in other assets                              (443,921)       680,752
    Increase (decrease) in accounts payable                           274,618     (3,785,298)
    Increase in accrued payroll and other expenses                    495,523        161,039
    Increase (decrease) in accrued interest                           104,446       (362,124)
    (Decrease) increase in other accrued liabilities               (2,889,928)     3,940,375
                                                                 ------------   ------------
      Net cash provided by operating activities                     6,428,191     10,901,568
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                             -       (390,008)
    Acquisition of property and equipment                          (7,994,611)   (29,160,744)
    Decrease in prepaid leases and deposits                             3,600          7,284
    Investment in Buffington Harbor Riverboats, LLC                         -        (71,606)
    Proceeds from disposal of equipment                                   200        191,573
                                                                 ------------   ------------
      Net cash used in investing activities                        (7,990,811)   (29,423,501)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance cost for the 9 1/2% senior secured notes                       -        (58,652)
    Issuance cost for the $80.0 million secured credit facility             -        (51,232)
    Proceeds from line of credit                                   22,437,970     27,901,293
    Repayment of line of credit                                   (13,050,806)    (8,219,786)
    Repayment of note from related party                                    -         67,000
    Advances on revolving credit facility with affiliate, net      (3,232,951)             -
    Distribution to Barden Development, Inc.                       (4,881,209)    (2,462,124)
                                                                 ------------   ------------
      Net cash provided by financing activities                     1,273,004     17,176,499
                                                                 ------------   ------------

Net decrease in cash and cash equivalents                            (289,616)    (1,345,434)

Cash and cash equivalents, beginning of period                     16,721,729     22,058,016
                                                                 ------------   ------------

Cash and cash equivalents, end of period                         $ 16,432,113   $ 20,712,582
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

                                                                              For The Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             ------------  ------------
INTEREST PAID:
    Line of credit                                                           $  1,276,442  $    768,385
    Notes - fixed interest at 11.653%                                             949,137       949,135
    Senior Secured Notes - Fixed Interest, 9.5%                                12,350,000    12,898,889
                                                                             ------------  ------------
      Total                                                                  $ 14,575,579  $ 14,616,409
                                                                             ============  ============

NON-CASH INVESTING ACTIVITIES:
    Capital assets acquired from incurring accounts payable                  $     95,163  $          -
    Credit received from Naming Rights Agreement and applied to acquisition
    of 170 acres of property from an affiliate                                          -     1,500,000
                                                                             ------------  ------------
                                                                             $     95,163  $  1,500,000
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

      The Company is a multi-jurisdictional gaming company. The Company directly owns and operates one riverboat gaming facility located in Gary, Indiana ("Majestic Star"). Through its wholly owned subsidiary, Majestic Investor Holdings, LLC ("Investor Holdings"), the Company also indirectly owns other subsidiaries that operate two "Fitzgeralds-brand" casino properties:

- A casino-hotel located in Tunica County, Mississippi ("Fitzgeralds Tunica" or "Barden Mississippi").

- A casino located in Black Hawk, Colorado ("Fitzgeralds Black Hawk" or "Barden Colorado").

      The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

- Majestic Star Casino Capital Corp. ("MSCC") was originally formed for the purpose of facilitating the offering of the Company's $130.0 million 10 7/8% senior secured notes due 2006 (the "10 7/8% notes"). The 10 7/8% notes were fully purchased and redeemed on October 7, 2003. MSCC similarly facilitated the offering of, and is a co-obligor with the Company of, the $260.0 million 9 1/2% senior secured notes due 2010. MSCC has no assets or operations. See Note 7 - Long Term Debt.

- Majestic Investor Capital Corp. (a wholly owned subsidiary of Investor Holdings), was formed specifically to facilitate the offering of Investor Holdings' $152.6 million 11.653% senior secured notes due 2007 (the "11.653% notes"). Approximately 89.3%, or $135.5 million, of the 11.653% notes were purchased and redeemed on October 7, 2003 with the remaining outstanding 11.653% notes becoming unsecured, and this subsidiary has no assets or operations. See
Note 7 - Long Term Debt.

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

      In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC's Annual Report on Form 10-K for the year ended December 31, 2004.

PROMOTIONAL ALLOWANCES

      Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $7.9 million and $6.1 million for the three months ended June 30, 2005 and 2004, respectively, and $14.5 million and $12.1 million for the six months ended June 30, 2005 and 2004, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   For the three months ended June 30,  For the six months ended June 30,
                   -----------------------------------  --------------------------------
                         2005               2004             2005               2004
                   --------------       --------------  --------------    --------------
Rooms              $      601,656       $      584,717  $    1,210,349    $    1,148,384
Food and Beverage       2,257,722            2,141,247       4,507,389         4,318,654
Other                     113,882              114,616         226,682           236,038
                   --------------       --------------  --------------    --------------
  Total            $    2,973,260       $    2,840,580  $    5,944,420    $    5,703,076
                   ==============       ==============  ==============    ==============

      The estimated retail value of such promotional allowances included in operating revenues for the three-month periods ended June 30, 2005 and 2004 is $4.0 million and $3.7 million, respectively, and for the six month periods ended June 30, 2005 and 2004 is $8.1 million and $7.6 million, respectively.

      The following schedule lists total cash incentives and the retail costs of rooms, food, beverage, and other merchandise, which comprise the total promotional allowances for each of the three- and six-month periods ended June 30, 2005 and 2004.

                                                For the three months ended June 30,  For the six months ended June 30,
                                                -----------------------------------  ---------------------------------
                                                      2005                2004             2005               2004
                                                ---------------      --------------  ---------------    --------------
Cash based promotional activities               $     6,220,021      $    4,796,971  $    11,276,570    $    9,778,936
Slot club and other                                   1,728,723           1,265,907        3,233,613         2,364,165
Retail cost of rooms, food, beverage and other        4,037,504           3,744,367        8,065,862         7,561,985
                                                ---------------      --------------  ---------------    --------------
  Total                                         $    11,986,248      $    9,807,245  $    22,576,045    $   19,705,086
                                                ===============      ==============  ===============    ==============

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

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 154 will have a material impact on its financial position, results of operations or its cash flows.

NOTE 3. MUTUAL TERMINATION OF SALE OF FITZGERALDS BLACK HAWK

      On April 14, 2005, Barden Colorado and Legends Gaming, LLC ("Legends") mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the "Purchase Agreement"), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado.

      In connection with the mutual termination of the Purchase Agreement, the earnest money deposit originally placed into escrow by Legends at the time of execution of the Purchase Agreement was returned to Legends. In addition, the Company paid Legends approximately $2.7 million, consisting of $0.7 million in reimbursement of certain costs which were incurred in re-routing a storm sewer pipe below grade and certain related transaction costs which the parties had agreed to share equally together with $2.0 million as a termination fee. The Company took a charge in the second quarter of 2005 for the payment of the termination fee and its portion of the shared transaction costs and certain other transaction expenses. The charge was $2.3 million. The reimbursement of $0.7 million of costs incurred in re-routing the storm sewer pipe below grade was capitalized.

      Additionally, the Company took a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded while Barden Colorado was held for sale during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005. The corresponding catch-up depreciation and amortization in the three and six months ended June 30, 2005 is $1.4 million (for the period July 12, 2004 to March 31,
2005) and $0.9 million (for the period July 12, 2004 to December 31, 2004), respectively.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Because the purchase agreement was mutually terminated, the results of Fitzgeralds Black Hawk are no longer reflected in discontinued operations in the accompanying consolidated statements of operations for all periods presented. Additionally, its assets and liabilities are not classified on the consolidated balance sheet as assets held for sale and as liabilities related to assets held for sale as of June 30, 2005. However, since Fitzgeralds Black Hawk was held for sale as of December 31, 2004, the assets that were held for sale and liabilities related to assets held for sale are still classified as such on the December 31, 2004 consolidated balance sheet.

NOTE 4. RESTRICTED CASH

      As of June 30, 2005 and December 31, 2004, restricted cash consists of (i) certificates of deposit aggregating $2.1 million which serve as security for letters of credit supporting various self-insured worker's compensation programs, and (ii) cash of $0.4 million, which serves as security for a bond relating to the appeal of an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi. The Company settled such pending appeal and paid the award in the second quarter of 2005. The bond, and the associated restricted cash were subsequently released in early August 2005.

NOTE 5. INTANGIBLE ASSETS

      Intangible assets at Fitzgeralds Tunica and Fitzgeralds Black Hawk primarily include $7.8 million for customer relationships, $3.4 million for trade names, and $0.7 million for an excursion license for a riverboat which commenced full operations on March 18, 2004. Intangible assets for customer relationships and trade names are being amortized over periods of 8 and 10 years, respectively. The riverboat excursion license is being amortized over 15 years, the period of the license. In accordance with SFAS 142, goodwill is not amortized but instead subject to impairment tests at least annually. The Company conducts its annual test in December. No additions or impairments of goodwill were recorded in either of the fiscal quarters or six-month periods ended June 30, 2004 or 2005.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of June 30, 2005 and December 31, 2004 are as follows:

                                   Gross Carrying   Accumulated    Net Amount   Expected
As of June 30, 2005                    Amount      Amortization  June 30, 2005    Life
---------------------------------  --------------  ------------- -------------  ---------
                                                  (in thousands)
Amortized intangible assets:
      Customer relationship           $  7,840       $ (3,497)      $ 4,343       8 yrs
      Trade name                         3,450       $ (1,232)        2,218      10 yrs
      Riverboat excursion license          700            (58)          642      15 yrs
                                      --------       --------       -------
Total intangible assets               $ 11,990       $ (4,787)      $ 7,203
                                      ========       ========       =======

                                   Gross Carrying   Accumulated     Net Amount      Expected
As of December 31, 2004                Amount      Amortization  December 31, 2004    Life
--------------------------------- ---------------  ------------  -----------------  ---------
                                                  (in thousands)
Amortized intangible assets:
      Customer relationship               $ 4,954    $ (1,900)        $ 3,054         8 yrs
      Trade name                            2,180        (669)          1,511        10 yrs
      Riverboat excursion license             700         (35)            665        15 yrs
                                          -------    --------         -------
Total intangible assets                   $ 7,834    $ (2,604)        $ 5,230
                                          =======    ========         =======

      In accordance with Financial Accounting Standards Board Statement Number 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), Fitzgeralds Black Hawk had discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed above in Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk. Consequently, there had been no amortization expense recorded on its intangible assets for the period from July 12, 2004 to April 14, 2005. As a result of the termination of the sale, the Company has recorded a catch-up adjustment for amortization in the second quarter of 2005. The amount of catch-up amortization in the three and six months ended June 30, 2005 is $0.3 million (for the period July 12, 2004 to March 31, 2005) and $0.2 million (for the period July 12, 2004 to December 31,
2004), respectively.

NOTE 6. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

      On October 31, 1995, the Company and Trump Indiana, Inc., our Joint Venture Partner ("Trump"), entered into the First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC ("BHR") for the purpose of acquiring and developing a dock, pavilion and parking facilities for the gaming operations in the City of Gary ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR are billed to Trump and the Company at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump and the Company.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Company has paid BHR approximately $1.2 million and $2.5 million of berthing fees for the three- and six-month periods ended June 30, 2005, and $1.2 million and $3.9 million for the three- and six-month periods ended June, 2004, respectively. Such amounts are recorded in general and administrative expense in the consolidated statements of operations.

      Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. All of the restaurants at BHR, which include Passports-A World Class Buffet and Koko Taylor's Blues Cafe, are run by third party operators. Majestic Star sends guests to these restaurants and the other food and beverage operations at BHR, and the proprietors of these businesses charge the Company for the meals served and the services provided. In addition, the Company reimburses BHR for valet services it provides to guests of Majestic Star. The Company paid approximately $0.8 million and $1.7 million to restaurants and other food and beverage operations at BHR and to BHR for valet services in the three- and six-month periods ended June 30, 2005, and approximately $0.6 million and $1.1 million in the three- and six-month periods ended June 30, 2004, respectively. Food, beverage and valet costs are recorded in casino expense in the Company's consolidated statements of operations. After the Company and Trump reimburse BHR for all cash operating losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property and is recorded as a loss on investment in Buffington Harbor Riverboats, LLC on the Company's consolidated statement of operations. The allocated net losses were approximately $0.6 million for each of the three-month periods ended June 30, 2005 and 2004, respectively, and $1.2 million for each of the six-month periods ended June 30, 2005 and 2004, respectively. Because of the nature of the BHR arrangement, the Company records its equity in the loss of BHR as a component of operating income in the accompanying financial statements.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following represents selected financial information for BHR as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.

                                 BALANCE SHEETS

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
Cash                                           $    278,730  $    311,052
Current assets, excluding cash                    1,239,119     2,233,904
Property, plant and equipment, net               54,892,413    57,199,307
Other assets                                         81,128        82,359
                                               ------------  ------------

Total assets                                   $ 56,491,390  $ 59,826,622
                                               ============  ============

Current liabilities                            $  3,796,456  $  4,657,377
Capital lease obligation, net of current            248,789       304,704
                                               ------------  ------------

Total liabilities                                 4,045,245     4,962,081

Total members' equity                            52,446,145    54,864,541
                                               ------------  ------------

Total liabilities and members' equity          $ 56,491,390  $ 59,826,622
                                               ============  ============

The Majestic Star Casino, LLC member's equity  $ 26,223,072  $ 27,432,270
                                               ============  ============

                              STATEMENTS OF INCOME

                 For The Three Months Ended     For The Six Months Ended
                           June 30,                      June 30,
                ---------------------------   ---------------------------
                    2005           2004           2005            2004
                ------------   ------------   ------------   ------------
Gross revenue   $  2,898,855   $  3,629,217   $  5,947,525   $  5,584,238

Operating loss  $ (1,205,968)  $ (1,250,813)  $ (2,417,308)  $ (2,476,358)

Net loss        $ (1,207,000)  $ (1,251,015)  $ (2,418,396)  $ (2,476,696)

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. LONG-TERM DEBT

                                             June 30,   December 31,
                                               2005        2004
                                          ------------  ------------
Long-term debt outstanding is as follows:

9 1/2% senior secured notes due 2010      $260,000,000  $260,000,000

Senior secured credit facility              50,352,164    40,965,000

11.653% unsecured notes                     15,961,024    15,892,960
                                          ------------  ------------
Long-term debt                            $326,313,188  $316,857,960

Less current maturities                              -             -
                                          ------------  ------------
Total long-term debt, net of current
  maturities                              $326,313,188  $316,857,960
                                          ============  ============

9 1/2% SENIOR SECURED NOTES DUE 2010

      The 9 1/2% notes bear interest at a fixed annual rate of 9.5% payable semi-annually on April 15 and October 15 of each year with a final payment of interest and principal due on October 15, 2010. The 9 1/2% notes are collateralized by substantially all of the current and future assets of the Company and the subsidiary guarantors, other than certain excluded assets. The
9 1/2% notes are also collateralized by our equity interests held by BDI and our equity interests in the subsidiary guarantors.

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

SENIOR SECURED CREDIT FACILITY

      The Company has an $80.0 million credit facility with Wells Fargo Foothill, Inc. ("Wells Fargo"). Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company. Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo's base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is determined based on the Company's EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the Loan and Security Agreement and amendments thereto). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement in October 2007. The $80.0 million credit facility includes covenants similar to those set forth in the indenture governing the 9 1/2% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the six months ended June 30, 2005, the Company incurred interest expense on borrowings ranging from 5.65% to 7.0%.

      At June 30, 2005 and at December 31, 2004, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $29.6 million and $39.0 million, respectively.

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

      On August 10, 2005, the Company entered into Amendment Number Three to the Loan and Security Agreement ("Amendment Three"). Amendment Three modifies the definition of EBITDA such that the Company can add back to EBITDA the termination charge of $2.3 million related to the sale of substantially all of the assets of Fitzgeralds Black Hawk (see Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk). Without Amendment Three, the Company would not have met the minimum last twelve month EBITDA covenant, as of June 30, 2005, as contained in the Loan and Security Agreement. In addition, the Company also amended the quarterly interest coverage ratio covenant contained in the Loan and Security Agreement, starting with the third quarter of 2005 through the fourth quarter of 2006. These amendments are effective as of June 15, 2005.

11.653% UNSECURED NOTES

      At June 30, 2005 and December 31, 2004, Investor Holdings had debt outstanding of $16.0 million and $15.9 million, respectively, related to its 11.653% notes, net of unamortized original issue discount of $0.3 million and $0.4 million, respectively. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable semi-annually on May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. There are no guarantees related to the 11.653% notes, and the 11.653% notes are unsecured.

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

      In July 2004, a former employee of The Majestic Star Casino, LLC filed a collective action against the Company and the motor vessel ("M/V") Majestic Star to collect overtime wages which plaintiff alleges were not paid in violation of the Fair Labor Standards Act. The Company believes that plaintiff is not entitled to overtime wages because able bodied seamen are exempt from the provisions of the FLSA. On July 6, 2005, the court entered an order dismissing with prejudice the plaintiff's claims against the M/V Majestic Star and the plaintiff's claims to enforce a maritime lien against Majestic Star Casino. The court allowed to stand plaintiff's Fair Labor Standards Act claims against Majestic Star Casino. There are currently five plaintiffs who have consented to join the collective action. One of the five plaintiffs is time barred from proceeding with a FLSA claim against the Company, and thus, on July 19, 2005 the Company filed a motion to dismiss the claims filed by that plaintiff. The Company has filed an answer to the FLSA claims of the remaining four plaintiffs. There could be six additional seamen who qualify to join the collective action. It is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations. The Company has accrued $35,000 for legal fees and other costs related to this claim.

      In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. Each of the casino defendants, including Barden Mississippi, has filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. The plaintiffs' antitrust and common law tort claims against the Tunica County Tourism Commission have been dismissed. The casino defendants have filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs have filed a motion for summary judgment with respect to each of the casino defendants' counterclaims. Both motions are currently pending before the court. Mediation is currently scheduled for October 6th and 7th of 2005 and trial is currently set for February 13, 2006. The Company intends to vigorously defend against the lawsuit;

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

however, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations. The Company has established an accrual of $75,000 for legal fees and other costs.

INCOME TAX MATTERS

      The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). On September 7, 2004, the Department assessed BDI, the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for fiscal year 2003. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation ("Aztar"), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review the Indiana Tax Court's decision, and thus, the Indiana Tax Court's opinion in the Aztar case is controlling precedent. On October 5, 2004, the Department sent a letter to the Company indicating that it considers the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Company is a limited liability company, and as such, it is a pass-through entity for federal and state tax purposes. Therefore, it is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. In addition, the Company will continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in Aztar. Accordingly, no liability has been accrued by the Company relating to this matter.

      The Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility allow the Company to make distributions to its member for tax purposes. Accordingly, should the Company's member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member's Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with its member and parent, BDI. In April 2005, BDI's non-resident shareholder paid Indiana state income tax for fiscal year 2004 pursuant to the Indiana Tax Court's decision in Aztar. BDI's non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal year 2004.

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

      In April 2005, the IGC assessed Majestic Star $265,000 in fines related to regulatory violations. Management self reported the majority of such violations to the regulatory authorities and has taken corrective action to mitigate against the risk of further violations. The Company took a charge for these fines in the second quarter of 2005 to settle all claims by the IGC.

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

      The Company's directors, officers, managers and key employees may be required to hold individual licenses. The requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and for individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

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

      The Company had posted an appeal bond in the amount of $0.4 million regarding the unfavorable ruling against the Company by the U.S. District Court for the Northern District of Mississippi. This bond was secured by a letter of credit. Investor Holdings in turn had restricted $0.4 million of its cash to secure the letter of credit. The Company settled the matter and paid the judgment during the second quarter of 2005 and the bond was released in early August 2005. The letter of credit has been terminated and the restricted cash released.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. RELATED PARTY TRANSACTIONS

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

      During the six months ended June 30, 2005 and 2004, Majestic Star made distributions of $2.6 million and $2.5 million, respectively, to BDI pursuant to the Manager Agreement.

TAX DISTRIBUTIONS

      Pursuant to the terms in the indenture governing the 9 1/2% notes and the loan agreement for the $80.0 million credit facility, the Company is permitted to make distributions for its member's state and federal income tax liabilities.

      In the second quarter of 2005, Majestic Star made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes.

TRANSACTIONS BY OR WITH AFFILIATES

     During the three- and six-months periods ended June 30, 2005, the Company incurred rent expense payable to BHPA totaling $0.5 million and $1.1 million, respectively, compared to $0.5 million and $1.5 million, respectively, in the same three- and six-month periods last year. Accrued rent payable to BHPA was $1.0 million and $1.1 million at June 30, 2005 and December 31, 2004.

BARDEN NEVADA EXPENSE SHARING AGREEMENT

      The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC ("Barden Nevada"), a subsidiary of Barden Development, Inc. and a Fitzgeralds branded hotel and casino in Las Vegas, Nevada ("Fitzgeralds Las Vegas"). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. During each of three-month periods ended June 30, 2005 and 2004, the expense sharing fees charged to Barden Nevada were $0.3 million. During the six months ended June 30, 2005 and 2004, the expense sharing fees charged to Barden Nevada were $0.7 million and $0.6 million, respectively.

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

      As of June 30, 2005, the principal balance of the note was $3.2 million.

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

      A summary of the Properties' operations by business segment for the three- and six-month periods ended June 30, 2005 and 2004 and a summary of the Properties' assets as of June 30, 2005 and December 31, 2004 are presented below:

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                 For The Three Months    For The Six Months
                                                    Ended June 30,         Ended June 30,
                                                 --------------------   --------------------
                                                   2005        2004       2005        2004
                                                 --------    --------   --------   ---------
                                                    (in thousands)         (in thousands)
Net revenues:
    Majestic Star Casino                         $ 34,129    $ 36,603   $ 70,305    $ 73,590
    Fitzgeralds Tunica                             20,519      20,717     42,036      42,733
    Fitzgeralds Black Hawk                          8,412       9,682     17,574      18,101
                                                 --------    --------   --------    --------
Total                                            $ 63,060    $ 67,002   $129,915    $134,424
                                                 ========    ========   ========    ========

Operating income (loss):
    Majestic Star Casino                         $  3,958    $  5,251   $  9,566    $  8,060
    Fitzgeralds Tunica                              2,788       3,051      6,092       7,067
    Fitzgeralds Black Hawk                            701       2,801      3,673       4,843
    Corporate (1)                                  (3,961)       (875)    (5,158)     (1,680)
    Majestic Investor Holdings                        (85)        (31)      (155)       (528)
                                                 --------    --------   --------    --------
Total                                            $  3,401    $ 10,197   $ 14,018    $ 17,762
                                                 ========    ========   ========    ========

Segment depreciation and amortization:
    Majestic Star Casino                         $  2,190    $  1,880   $  4,280    $  3,793
    Fitzgeralds Tunica                              2,533       2,175      5,009       4,234
    Fitzgeralds Black Hawk                          1,960         471      1,960         929
    Majestic Investor Holdings                         69          69        139         139
                                                 --------    --------   --------    --------
Total                                            $  6,752    $  4,595   $ 11,388    $  9,095
                                                 ========    ========   ========    ========

Expenditure for additions to long-lived assets:
    Majestic Star Casino                         $  1,851    $  1,790   $  2,338    $ 25,456
    Fitzgeralds Tunica                                980       2,625      2,647       3,069
    Fitzgeralds Black Hawk                          1,122         581      1,809         636
                                                 --------    --------   --------    --------
Total                                            $  3,953    $  4,996   $  6,794    $ 29,161
                                                 ========    ========   ========    ========

                                                   As of        As of
                                                  June 30,   December 31,
                                                   2005         2004
                                                 ---------   ------------
                                                      (in thousands)
Segment assets:
    Majestic Star Casino (2)                     $ 247,286    $ 254,702
    Fitzgeralds Tunica                              78,954       80,452
    Fitzgeralds Black Hawk assets retained          31,080          348
    Fitzgeralds Black Hawk assets held for sale          -       30,684
    Majestic Investor Holdings                       2,552        2,159
                                                 ---------    ---------
    Total                                          359,872      368,345
    Less: Intercompany                            (112,780)    (121,968)
                                                 ---------    ---------
Total                                            $ 247,092    $ 246,377
                                                 =========    =========

(1) Corporate expenses reflect payroll, benefits, travel, Sarbanes Oxley compliance charges, Fitzgeralds Black Hawk termination of sale charges, and other costs associated with our corporate staff and are not allocated to the properties.

(2) The assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk totaling $112.8 million at June 30, 2005. At December 31, 2004, the assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $122.0 million. Intercompany receivables are eliminated in consolidation.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SUBSEQUENT EVENT

      On July 14, 2005, the City of Black Hawk delivered a Notice of Abatement to Fitzgeralds Black Hawk. The notice requires that Fitzgeralds Black Hawk remove the iron beams supporting the walls of the historic Masonic building on our property. Previously, the building was substantially demolished in anticipation of expansion and two of the walls of the structure remain in place. The permit allowing for use of the iron beams to support the Masonic building walls expired in June of this year. We are now negotiating with the City of Black Hawk, asking the City of Black Hawk to allow us to remediate the situation. Our current proposal would allow us to remove a portion of the iron beams without engaging the expansion. We anticipate our proposed remediation to cost between $0.3 million and $0.4 million. While the City of Black Hawk has given an initial approval to our proposal, the City of Black Hawk has made it clear that they want to see progress with regard to the expansion in the near future. At this time we do not know how long the City of Black Hawk will permit our proposed remediation. It is anticipated that the expansion would cost over $20.0 million. There is no guarantee that the Company will be able to move forward with an expansion that would meet the City of Black Hawk's desired timetable, or that the expansion will be economically viable for the Company.

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

      Under the indenture governing the 9 1/2% senior secured notes and the Loan and Security Agreement for the $80.0 million credit facility, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries.

      Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (a co-issuer of the 9 1/2% senior secured notes but an entity with no operations), the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               As of June 30, 2005

                                                    The Majestic   The Majestic
                                                    Star Casino,    Star Casino    Guarantor      Eliminating            Total
                                                         LLC       Capital Corp.  Subsidiaries      Entries          Consolidated
                                                    -------------  -------------  -------------  -------------       -------------
ASSETS
Current assets:
      Cash and cash equivalents                     $   6,604,498  $           -  $   9,827,615  $           -       $  16,432,113
      Restricted cash                                     900,000              -      1,640,008              -           2,540,008
      Accounts receivable, net                          1,300,272              -        663,707              -           1,963,979
      Inventories                                          43,810              -        625,046              -             668,856
      Prepaid expenses and deposits                     4,856,690              -        891,611              -           5,748,301
      Receivable from affiliate                           771,920              -         13,502       (169,945)(a)         615,477
                                                    -------------  -------------  -------------  -------------       -------------
           Total current assets                        14,477,190              -     13,661,489       (169,945)         27,968,734
                                                    -------------  -------------  -------------  -------------       -------------

Property, equipment and  improvements, net             77,270,859              -     84,852,481              -         162,123,340
Intangible assets, net                                          -              -      7,203,413              -           7,203,413
Goodwill                                                        -              -      5,922,398              -           5,922,398
Other assets:
      Deferred financing costs, net                     4,410,650              -        343,124              -           4,753,774
      Note receivable - affiliate                       3,232,951              -              -              -           3,232,951
      Investment in Buffington Harbor
           Riverboat, LLC                              26,223,072              -              -              -          26,223,072
      Long term receivable - related party            112,609,816              -              -   (112,609,816)(a)               -
      Other assets                                      9,061,095              -        603,124              -           9,664,219
                                                    -------------  -------------  -------------  -------------       -------------
           Total other assets                         155,537,584              -        946,248   (112,609,816)         43,874,016
                                                    -------------  -------------  -------------  -------------       -------------
           Total assets                             $ 247,285,633  $           -  $ 112,586,029  $(112,779,761)      $ 247,091,901
                                                    =============  =============  =============  =============       =============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
      Accounts payable                              $     442,851  $           -  $   1,052,378  $           -       $   1,495,229
      Payable to related party                                  -              -        169,945       (169,945)(a)               -
      Accrued liabilities:
           Payroll and related                          2,748,642              -      4,349,647              -           7,098,289
           Interest                                     5,469,976              -        158,189              -           5,628,165
           Property and franchise taxes                 3,965,717              -        393,160              -           4,358,877
           Other accrued liabilities                    5,156,841              -      4,964,282              -          10,121,123
                                                    -------------  -------------  -------------  -------------       -------------
           Total current liabilities                   17,784,027              -     11,087,601       (169,945)         28,701,683
                                                    -------------  -------------  -------------  -------------       -------------

Investment in subsidiaries                             27,072,412              -              -    (27,072,412)(b)               -
Due to related parties                                          -              -    112,609,816   (112,609,816)(a)               -
Long-term debt, net of current maturities             310,352,164    260,000,000     15,961,024   (260,000,000)(c)     326,313,188
                                                    -------------  -------------  -------------  -------------       -------------
           Total liabilities                          355,208,603    260,000,000    139,658,441   (399,852,173)        355,014,871
                                                    -------------  -------------  -------------  -------------       -------------
      Member's deficit                               (107,922,970)  (260,000,000)   (27,072,412)   287,072,412(b)(c)  (107,922,970)
                                                    -------------  -------------  -------------  -------------       -------------
           Total liabilities and member's deficit   $ 247,285,633  $           -  $ 112,586,029  $(112,779,761)      $ 247,091,901
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

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
                   (A Subsidiary of Barden Development, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             As of December 31, 2004

                                                   The Majestic   The Majestic
                                                   Star Casino,    Star Casino    Guarantor      Eliminating            Total
                                                        LLC       Capital Corp.  Subsidiaries      Entries          Consolidated
                                                   -------------  -------------  -------------  -------------       -------------
ASSETS
Current assets:
      Cash and cash equivalents                    $   8,433,545  $           -  $   5,893,907  $           -       $  14,327,452
      Restricted cash                                    900,000              -      1,640,008              -           2,540,008
      Accounts receivable, net                         1,329,576              -        735,405              -           2,064,981
      Inventories                                         92,303              -        428,182              -             520,485
      Prepaid expenses and deposits                    1,575,936              -        636,460              -           2,212,396
      Receivable from affiliate                          775,722              -         21,799        (82,305)(a)         715,216
      Assets held for sale                                     -              -     30,683,526              -          30,683,526
                                                   -------------  -------------  -------------  -------------       -------------
           Total current assets                       13,107,082              -     40,039,287        (82,305)         53,064,064
                                                   -------------  -------------  -------------  -------------       -------------

Property, equipment and  improvements, net            78,679,302              -     63,501,914              -         142,181,216
Intangible assets, net                                         -              -      5,229,904              -           5,229,904
Goodwill                                                       -              -      3,997,904              -           3,997,904
Other assets:
      Deferred financing costs, net                    4,947,983              -        413,740              -           5,361,723
      Investment in Buffington Harbor
           Riverboat, LLC                             27,432,270              -              -              -          27,432,270
      Long term receivable - related party           121,884,816              -              -   (121,884,816)(a)               -
      Other assets                                     8,650,694              -        458,689              -           9,109,383
                                                   -------------  -------------  -------------  -------------       -------------
           Total other assets                        162,915,763              -        872,429   (121,884,816)         41,903,376
                                                   -------------  -------------  -------------  -------------       -------------
           Total assets                            $ 254,702,147  $           -  $ 113,641,438  $(121,967,121)      $ 246,376,464
                                                   =============  =============  =============  =============       =============

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
      Accounts payable                             $     940,307  $           -  $     811,223  $           -       $   1,751,530
      Payable to related party                                 -              -         82,305        (82,305)(a)               -
      Accrued liabilities:
           Payroll and related                         3,216,179              -      3,086,986              -           6,303,165
           Interest                                    5,365,530              -        158,189              -           5,523,719
           Property and franchise taxes                4,811,880              -        517,292              -           5,329,172
           Other accrued liabilities                   6,040,223              -      4,256,371              -          10,296,594
           Liabilities related to
                assets held for sale                                                 2,713,847                          2,713,847
                                                   -------------  -------------  -------------  -------------       -------------
           Total current liabilities                  20,374,119              -     11,626,213        (82,305)         31,918,027
                                                   -------------  -------------  -------------  -------------       -------------

Investment in subsidiaries                            35,762,551              -              -    (35,762,551)(b)               -
Due to related parties                                         -              -    121,884,816   (121,884,816)(a)               -
Long-term debt, net of current maturities            300,965,000    260,000,000     15,892,960   (260,000,000)(c)     316,857,960
                                                   -------------  -------------  -------------  -------------       -------------
           Total liabilities                         357,101,670    260,000,000    149,403,989   (417,729,672)        348,775,987
                                                   -------------  -------------  -------------  -------------       -------------
      Member's deficit                              (102,399,523)  (260,000,000)   (35,762,551)   295,762,551(b)(c)  (102,399,523)
                                                   -------------  -------------  -------------  -------------       -------------
           Total liabilities and member's deficit  $ 254,702,147  $           -  $ 113,641,438  $(121,967,121)      $ 246,376,464
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

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2005
                                   (unaudited)

                                                The Majestic   The Majestic
                                                Star Casino,    Star Casino    Guarantor      Eliminating           Total
                                                    LLC        Capital Corp.  Subsidiaries      Entries          Consolidated
                                                ------------   -------------  ------------    ------------       ------------
OPERATING REVENUES:
      Casino                                    $ 37,442,188   $           -  $ 30,833,775    $          -       $ 68,275,963
      Rooms                                                -               -     1,917,569               -          1,917,569
      Food and beverage                              417,474               -     3,042,526               -          3,460,000
      Other                                          953,912               -       438,835               -          1,392,747
                                                ------------   -------------  ------------    ------------       ------------
           Gross revenues                         38,813,574               -    36,232,705               -         75,046,279
      Less promotional allowances                  4,684,327               -     7,301,921               -         11,986,248
                                                ------------   -------------  ------------    ------------       ------------
           Net operating revenues                 34,129,247               -    28,930,784               -         63,060,031
                                                ------------   -------------  ------------    ------------       ------------

OPERATING COSTS AND EXPENSES:
      Casino                                       6,770,189               -     9,442,557               -         16,212,746
      Rooms                                                -               -       441,108               -            441,108
      Food and beverage                              464,552               -       999,950               -          1,464,502
      Other                                                -               -       242,399               -            242,399
      Gaming taxes                                10,774,190               -     3,977,814               -         14,752,004
      Advertising and promotion                    1,982,911               -     1,918,517               -          3,901,428
      General and administrative                   6,258,424               -     3,907,815               -         10,166,239
      Corporate expense                            3,961,114               -             -               -          3,961,114
      Economic incentive - City of Gary            1,124,610               -             -               -          1,124,610
      Depreciation and amortization                2,189,482               -     4,562,251               -          6,751,733
      Loss on investment in Buffington
           Harbor Riverboats, LLC                    603,500               -             -               -            603,500
      Loss on disposal of assets                       3,644               -        34,191               -             37,835
                                                ------------   -------------  ------------    ------------       ------------
           Total operating costs and expenses     34,132,616               -    25,526,602               -         59,659,218
                                                ------------   -------------  ------------    ------------       ------------

           Operating (loss) income                    (3,369)              -     3,404,182               -          3,400,813
                                                ------------   -------------  ------------    ------------       ------------

OTHER INCOME (EXPENSE):
      Interest income                                 64,762               -        21,652               -             86,414
      Interest expense                            (6,969,080)              -      (474,569)              -         (7,443,649)
      Other non-operating expense                    (41,715)              -             -               -            (41,715)
      Equity in net income of subsidiaries         2,951,265               -             -      (2,951,265)(a)              -
                                                ------------   -------------  ------------    ------------       ------------
           Total other expense                    (3,994,768)              -      (452,917)     (2,951,265)        (7,398,950)
                                                ------------   -------------  ------------    ------------       ------------

           Net (loss) income                    $ (3,998,137)  $           -  $  2,951,265    $ (2,951,265)      $ (3,998,137)
                                                ============   =============  ============    ============       ============

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

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2004
                                   (unaudited)

                                                The Majestic   The Majestic
                                                Star Casino,    Star Casino     Guarantor      Eliminating           Total
                                                    LLC        Capital Corp.   Subsidiaries      Entries          Consolidated
                                                ------------   -------------   ------------    ------------       ------------
OPERATING REVENUES:
      Casino                                    $ 38,698,144   $           -   $ 31,911,142    $          -       $ 70,609,286
      Rooms                                                -               -      1,919,669               -          1,919,669
      Food and beverage                              451,048               -      2,673,665               -          3,124,713
      Other                                          728,988               -        426,248               -          1,155,236
                                                ------------   -------------   ------------    ------------       ------------
           Gross revenues                         39,878,180               -     36,930,724               -         76,808,904
      Less promotional allowances                  3,275,539               -      6,531,706               -          9,807,245
                                                ------------   -------------   ------------    ------------       ------------
           Net operating revenues                 36,602,641               -     30,399,018               -         67,001,659
                                                ------------   -------------   ------------    ------------       ------------

OPERATING COSTS AND EXPENSES:
      Casino                                       7,371,759               -     10,173,789               -         17,545,548
      Rooms                                                -               -        467,054               -            467,054
      Food and beverage                              510,863               -        865,558               -          1,376,421
      Other                                           65,646               -        257,905               -            323,551
      Gaming taxes                                11,146,341               -      4,181,083               -         15,327,424
      Advertising and promotion                    2,416,376               -      1,766,665               -          4,183,041
      General and administrative                   6,176,934               -      4,131,865               -         10,308,799
      Corporate expense                              874,680               -              -               -            874,680
      Economic incentive - City of Gary            1,159,082               -              -               -          1,159,082
      Depreciation and amortization                1,880,122               -      2,715,365               -          4,595,487
      Loss on investment in Buffington
           Harbor Riverboats, LLC                    625,507               -              -               -            625,507
      (Gain) loss on disposal of assets                 (746)              -         19,048               -             18,302
                                                ------------   -------------   ------------    ------------       ------------
           Total operating costs and expenses     32,226,564               -     24,578,332               -         56,804,896
                                                ------------   -------------   ------------    ------------       ------------

           Operating income                        4,376,077               -      5,820,686               -         10,196,763
                                                ------------   -------------   ------------    ------------       ------------

OTHER INCOME (EXPENSE):
      Interest income                                  2,597               -          2,692               -              5,289
      Interest expense                            (6,721,673)              -       (474,567)              -         (7,196,240)
      Other non-operating expense                    (95,639)              -              -               -            (95,639)
      Equity in net income of subsidiaries         5,348,811               -              -      (5,348,811)(a)              -
                                                ------------   -------------   ------------    ------------       ------------
           Total other expense                    (1,465,904)              -       (471,875)     (5,348,811)        (7,286,590)
                                                ------------   -------------   ------------    ------------       ------------

           Net income                           $  2,910,173   $           -   $  5,348,811    $ (5,348,811)      $  2,910,173
                                                ============   =============   ============    ============       ============

(a) To eliminate equity in net income of subsidiaries.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2005
                                   (unaudited)

                                                The Majestic    The Majestic
                                                Star Casino,     Star Casino     Guarantor        Eliminating           Total
                                                     LLC        Capital Corp.   Subsidiaries        Entries          Consolidated
                                                -------------   -------------   -------------    -------------       -------------
OPERATING REVENUES:
      Casino                                    $  76,139,357   $           -   $  63,219,253    $           -       $ 139,358,610
      Rooms                                                 -               -       3,711,673                -           3,711,673
      Food and beverage                               859,997               -       6,110,379                -           6,970,376
      Other                                         1,619,030               -         831,447                -           2,450,477
                                                -------------   -------------   -------------    -------------       -------------
           Gross revenues                          78,618,384               -      73,872,752                -         152,491,136
      Less promotional allowances                   8,313,399               -      14,262,646                -          22,576,045
                                                -------------   -------------   -------------    -------------       -------------
           Net operating revenues                  70,304,985               -      59,610,106                -         129,915,091
                                                -------------   -------------   -------------    -------------       -------------

OPERATING COSTS AND EXPENSES:
      Casino                                       13,901,276               -      19,604,349                -          33,505,625
      Rooms                                                 -               -         825,053                -             825,053
      Food and beverage                               976,839               -       1,989,004                -           2,965,843
      Other                                                 -               -         501,877                -             501,877
      Gaming taxes                                 21,844,453               -       8,205,740                -          30,050,193
      Advertising and promotion                     3,707,589               -       3,687,339                -           7,394,928
      General and administrative                   12,528,453               -       8,044,283                -          20,572,736
      Corporate expense                             5,158,184               -               -                -           5,158,184
      Economic incentive - City of Gary             2,287,972               -               -                -           2,287,972
      Depreciation and amortization                 4,279,929               -       7,107,739                -          11,387,668
      Loss on investment in Buffington
           Harbor Riverboats, LLC                   1,209,198               -               -                -           1,209,198
      Loss on disposal of assets                        3,644               -          34,331                -              37,975
                                                -------------   -------------   -------------    -------------       -------------
           Total operating costs and expenses      65,897,537               -      49,999,715                -         115,897,252
                                                -------------   -------------   -------------    -------------       -------------

           Operating income                         4,407,448               -       9,610,391                -          14,017,839
                                                -------------   -------------   -------------    -------------       -------------

OTHER INCOME (EXPENSE):
      Interest income                                  69,730               -          28,886                -              98,616
      Interest expense                            (13,730,887)              -        (949,137)               -         (14,680,024)
      Other non-operating expense                     (78,669)              -               -                -             (78,669)
      Equity in net income of subsidiaries          8,690,140               -               -       (8,690,140)(a)               -
                                                -------------   -------------   -------------    -------------       -------------
           Total other expense                     (5,049,686)              -        (920,251)      (8,690,140)        (14,660,077)
                                                -------------   -------------   -------------    -------------       -------------

           Net (loss) income                    $    (642,238)  $           -   $   8,690,140    $  (8,690,140)      $    (642,238)
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

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2004
                                   (unaudited)

                                              The Majestic     The Majestic
                                              Star Casino,      Star Casino    Guarantor       Eliminating             Total
                                                  LLC          Capital Corp.  Subsidiaries       Entries           Consolidated
                                              ---------------  -------------  --------------   -------------      ---------------
OPERATING REVENUES:
     Casino                                   $    77,904,303  $           -  $   63,747,486   $           -      $   141,651,789
     Rooms                                                  -              -       3,793,506               -            3,793,506
     Food and beverage                                938,241              -       5,530,932               -            6,469,173
     Other                                          1,341,886              -         872,994               -            2,214,880
                                              ---------------  -------------  --------------   -------------      ---------------
        Gross revenues                             80,184,430              -      73,944,918               -          154,129,348
     Less promotional allowances                    6,594,196              -      13,110,890               -           19,705,086
                                              ---------------  -------------  --------------   -------------      ---------------
        Net operating revenues                     73,590,234              -      60,834,028               -          134,424,262
                                              ---------------  -------------  --------------   -------------      ---------------

OPERATING COSTS AND EXPENSES:
     Casino                                        15,057,511              -      20,725,489               -           35,783,000
     Rooms                                                  -              -         932,296               -              932,296
     Food and beverage                              1,061,900              -       1,771,963               -            2,833,863
     Other                                             65,646              -         499,438               -              565,084
     Gaming taxes                                  22,210,245              -       8,301,293               -           30,511,538
     Advertising and promotion                      4,407,442              -       3,524,855               -            7,932,297
     General and administrative                    15,361,415              -       8,372,966               -           23,734,381
     Corporate expense                              1,680,286              -               -               -            1,680,286
     Economic incentive - City of Gary              2,336,237              -               -               -            2,336,237
     Depreciation and amortization                  3,792,530              -       5,302,803               -            9,095,333
     Loss on investment in Buffington
        Harbor Riverboats, LLC                      1,238,348              -               -               -            1,238,348
     (Gain) loss on disposal of assets                 (1,662)             -          21,019               -               19,357
                                              ---------------  -------------  --------------   -------------      ---------------
        Total operating costs and expenses         67,209,898              -      49,452,122               -          116,662,020
                                              ---------------  -------------  --------------   -------------      ---------------

        Operating income                            6,380,336              -      11,381,906               -           17,762,242
                                              ---------------  -------------  --------------   -------------      ---------------

OTHER INCOME (EXPENSE):
     Interest income                                    4,535              -           5,868               -               10,403
     Interest expense                             (13,305,149)             -        (949,136)              -          (14,254,285)
     Other non-operating expense                     (123,847)             -               -               -             (123,847)
     Equity in net income of subsidiaries          10,438,638              -               -     (10,438,638)(a)              -
                                              ---------------  -------------  --------------   -------------      ---------------
        Total other expense                        (2,985,823)             -        (943,268)    (10,438,638)         (14,367,729)
                                              ---------------  -------------  --------------   -------------      ---------------

        Net income                            $     3,394,513  $           -  $   10,438,638   $ (10,438,638)     $     3,394,513
                                              ===============  =============  ==============   =============      ===============

(a) To eliminate equity in net income of subsidiaries.

                 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2005
                                   (unaudited)

                                                        The Majestic    The Majestic
                                                        Star Casino,    Star Casino      Guarantor     Eliminating       Total
                                                            LLC        Capital Corp.   Subsidiaries      Entries     Consolidated
                                                        ------------   -------------   ------------    -----------   ------------
NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES:                              $ (9,553,396)  $           -   $ 15,981,587    $         -   $  6,428,191
                                                        ------------   -------------   ------------    -----------   ------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Acquisition of property and equipment                (2,827,255)              -     (5,167,356)             -     (7,994,611)
     Decrease in prepaid leases and deposits                   3,600               -              -              -          3,600
     Proceeds from disposal of assets                              -               -            200              -            200
                                                        ------------   -------------   ------------    -----------   ------------
        Net cash used in investing activities             (2,823,655)              -     (5,167,156)             -     (7,990,811)
                                                        ------------   -------------   ------------    -----------   ------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Proceeds from line of credit                         22,437,970               -              -              -     22,437,970
     Repayment of line of credit                         (13,050,806)              -              -              -    (13,050,806)
     Advances to affiliate - net                          (3,232,951)              -              -              -     (3,232,951)
     Cash received from (advanced to)
        related parties                                    9,275,000               -     (9,275,000)             -              -
     Distribution to Barden Development, Inc.             (4,881,209)              -              -              -     (4,881,209)
                                                        ------------   -------------   ------------    -----------   ------------
        Net cash provided by (used in) financing
        activities                                        10,548,004               -     (9,275,000)             -      1,273,004
                                                        ------------   -------------   ------------    -----------   ------------

Net (decrease) increase in cash and cash equivalents      (1,829,047)              -      1,539,431              -       (289,616)

Cash and cash equivalents, beginning
     of period                                             8,433,545               -      8,288,184              -     16,721,729
                                                        ------------   -------------   ------------    -----------   ------------

Cash and cash equivalents, end of period                $  6,604,498   $           -   $  9,827,615    $         -   $ 16,432,113
                                                        ============   =============   ============    ===========   ============

                          THE MAJESTIC STAR CASINO, LLC
             (A Wholly Owned Subsidiary of Barden Development, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2004
                                   (unaudited)

                                                          The Majestic    The Majestic
                                                          Star Casino,     Star Casino    Guarantor   Eliminating    Total
                                                              LLC         Capital Corp. Subsidiaries    Entries   Consolidated
                                                          -------------   ------------- ------------  ----------- ------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:                                   $  (4,445,270)  $           - $ 15,346,838  $         - $ 10,901,568
                                                          -------------   ------------- ------------  ----------- ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Increase in restricted cash                                        -                -     (390,008)                 (390,008)
  Acquisition of property and equipment                     (25,455,822)              -   (3,704,922)           -  (29,160,744)
  Decrease in prepaid leases and deposits                         7,284               -            -            -        7,284
  Investment in Buffington Harbor Riverboats, LLC               (71,606)              -            -            -      (71,606)
  Proceeds from disposal of equipment                           167,412               -       24,161            -      191,573
                                                          -------------   ------------- ------------  ----------- ------------
    Net cash used in investing activities                   (25,352,732)              -   (4,070,769)           -  (29,423,501)
                                                          -------------   ------------- ------------  ----------- ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance costs for the 9 1/2% senior secured notes            (58,652)              -            -            -      (58,652)
  Issuance costs for credit facility                            (51,232)              -            -            -      (51,232)
  Proceeds from line of credit                               27,901,293               -            -            -   27,901,293
  Repayment of line of credit                                (8,219,786)              -            -            -   (8,219,786)
  Cash received from (paid to) related parties               11,917,000               -  (11,850,000)           -       67,000
  Distribution to Barden Development, Inc.                   (2,462,124)              -            -            -   (2,462,124)
                                                          -------------   ------------- ------------  ----------- ------------
    Net cash provided by (used in) financing activities      29,026,499               -  (11,850,000)           -   17,176,499
                                                          -------------   ------------- ------------  ----------- ------------
Net decrease in cash and cash equivalents                      (771,503)              -     (573,931)           -   (1,345,434)

Cash and cash equivalents, beginning
  of period                                                  10,929,430               -   11,128,586            -   22,058,016
                                                          -------------   ------------- ------------  ----------- ------------
Cash and cash equivalents, end of period                  $  10,157,927   $           - $ 10,554,655  $         - $ 20,712,582
                                                          =============   ============= ============  =========== ============

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

      - changes in our financial condition that may cause us to not be in compliance with the covenants contained within the indenture governing the 9 1/2% notes or the loan agreement governing the $80.0 million credit facility, and thus causing us to be in default with the trustee for the 9 1/2% notes and the lenders to the $80.0 million credit facility, which may permit acceleration on the debt obligations outstanding;

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

      - adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the requirement that deductions previously taken for taxes paid on gross gaming receipts are disallowed on our member's Indiana state income tax return, and the charge taken in the three-month period ended March 31, 2004 for retroactive real property taxes;

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

      On April 14, 2005, Barden Colorado and Legends Gaming, LLC ("Legends") mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the "Purchase Agreement"), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado (see Note 3 to the Consolidated Financial Statements - Mutual Termination of the Sale of Fitzgeralds Black Hawk).

      In connection with the termination of the Purchase Agreement, the earnest money deposit originally placed into escrow by Legends at the time of execution of the Purchase Agreement was returned to Legends. In addition, the Company paid Legends approximately $2.7 million, consisting of approximately $0.7 million in reimbursement of certain costs, which were incurred in re-routing a storm sewer pipe below grade and certain related transaction costs, which the parties had agreed to share equally together with $2.0 million as a termination fee. The Company took a charge in the second quarter of 2005 for the payment of the termination fee and its portion of the shared transaction costs and certain other transaction expenses. The charge was approximately $2.3 million.

      Additionally, the Company took a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded while Barden Colorado was held for sale during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005 in accordance with generally accepted accounting principles.

      Because the Purchase Agreement was terminated, the results of Fitzgeralds Black Hawk are no longer reflected in discontinued operations.

Consolidated Results: Three-Month Period Ended June 30, 2005

      The Company's gross revenues were $75.1 million in the second quarter of 2005 compared to $76.8 million in the prior year, a decline of $1.7 million, or 2.3%. Contributing to the decline in gross revenues was a $2.3 million, or 3.3% decline in casino revenues to $68.3 million. Casino revenues comprise nearly 91.0% of our gross revenues. The Company's net revenues were $63.1 million, a decline of $3.9 million, or 5.9%, from the same period in 2004. Contributing to the decline in net revenues was an increase in promotional allowances of $2.2 million, or 22.2%, to $12.0 million. Promotional allowances are deducted from gross revenues to compute net revenues. The Company spent more in promotional allowances to offset marketing programs from competitors and to create incremental customer visits to its casinos.

      Net loss was $4.0 million compared to net income of $2.9 million for the same period in 2004. Contributing to the net loss in the current quarter was the decline in net revenues, a $2.3 million charge related to the mutual termination of the sale of our Black Hawk property and related catch-up depreciation and amortization of $1.4 million for the period July 12, 2004 through March 31, 2005 (the most recent quarter end before termination of the Fitzgeralds Black Hawk sale) (see Note 3 to the Consolidated Financial Statements - Mutual Termination of the Sale of Fitzgeralds Black Hawk), $0.3 million related to preparation for Sarbanes-Oxley 404 compliance and expenses of $0.2 million incurred as the Company evaluated certain casino investment opportunities.

Consolidated Results: Six-Month Period Ended June 30, 2005

      The Company's gross revenues were $152.5 million in the six months ended June 30, 2005 compared to $154.1 million in the prior year, a decline of $1.6 million, or 1.1%. Contributing to the decline in gross revenues was a $2.2 million, or 1.6%, decline in casino revenues to $139.4 million. Casino revenues comprise nearly 91.4% of our gross revenues. The Company's net revenues were $129.9 million, compared to $134.4 million in the same six-month period last year, a decrease of $4.5 million, or 3.4%. Promotional allowances increased $2.9 million to $22.6 million. The Company has increased its promotional allowances because of competitive pressures in its markets.

      Net loss was $0.6 million compared to net income of $3.4 million for the same period last year. The Company's net loss was impacted by the decline in net revenues, charges and additional depreciation and amortization for the period July 12, 2004 to December 31, 2004 of $0.9 million related to the mutual termination of the sale of Fitzgeralds Black Hawk (see Note 3 to the Consolidated Financial Statements - Mutual Termination of the Sale of Fitzgeralds Black Hawk), $0.6 million related to preparation for Sarbanes-Oxley 404 compliance, and expenses of $0.2 million incurred in evaluating certain casino investment opportunities. Included in net income in the 2004 period is a $2.2 million charge related to retroactive 2002 and 2003 real property taxes at Majestic Star.

      At June 30, 2005, the Company had $16.4 million of cash, compared to $16.7 million at December 31, 2004. The Company had $29.6 million of available borrowing capacity under its $80.0 million credit facility at June 30, 2005.

      Total debt outstanding at June 30, 2005 was $326.3 million compared to $316.9 million at December 31, 2004. Total debt outstanding at June 30, 2005 consisted of $260.0 million of 9 1/2% senior secured notes ("the 9 1/2% notes"), $16.0 million (net of original issue discount) of 11.653% notes ("the 11.653% notes") and $50.4 million drawn on the Company's $80.0 million credit facility. The second quarter is typically a period in which the Company's net cash out flow from operations is due to the seasonality of the business and thus requires the Company to use its line of credit as a funding source. During the second quarter the Company was required to pay the scheduled semi-annual interest on both the 9 1/2% notes and 11.653% notes. In addition, due to the timing of the respective fiscal years of the states of Indiana and Colorado, Majestic Star and Fitzgeralds Black Hawk are paying gaming taxes at the highest marginal tax rates during the quarter for their gaming revenues. Both Indiana and Colorado have tiered tax structures with the tax year starting on July 1 and ending on June 30. As casino revenues increase throughout the tax year, the marginal tax rates also increase, resulting in increased taxes paid in the latter months of the tax year. During the quarter, the Company also made distributions of $2.3 million to BDI for income taxes and paid $2.7 million to the purchaser of Fitzgeralds Black Hawk upon termination of the transaction to sell substantially all the assets of the property (see Note 3 to the Consolidated Financial Statements - Mutual Termination of the Sale of Fitzgeralds Black Hawk).

      For the six months ended June 30, 2005, the Company spent $8.0 million primarily for slot machines and TITO implementation at all of its properties, various remodel projects, principally at Majestic Star, and a new slot player tracking and marketing system and costs associated with burying a storm sewer pipe below grade, both at Fitzgeralds Black Hawk.

Majestic Star (property operations only)

      Gross revenues declined $1.1 million, or 2.7%, to $38.8 million in the second quarter of 2005 from the second quarter of 2004. Lower casino revenues of $1.3 million were the prime contributor to the decline in gross revenues. Net revenues were $34.1 million for the three-month period ended June 30, 2005, a decrease of $2.5 million, or 6.8%, over the same three-month period in 2004. Net revenues declined due to our lower gross revenues and higher promotional allowances of $1.4 million. Property management believes that casino revenues have suffered due to travel delays caused by construction to roads, which provide access to the property, aggressive marketing and promotional activities by competitors and higher gas prices, impacting the gaming budgets of customers. The property was very aggressive with its cash based promotional activities during the quarter in order to offset the promotional efforts by competitors and increase incremental customer visits to the property.

      Total operating costs at Majestic Star declined by $1.2 million in the second quarter of 2005 from the second quarter of 2004. The most significant reductions occurred in casino expenses, which were down $0.6 million and marketing expenses, which declined $0.4 million. Net loss for the three-month period ended June 30, 2005 was $3.0 million compared to a net loss of $1.5 million in the three months ended June 30, 2004. The prime contributor to Majestic Star's increased net loss was the decline in net revenues.

      Gross revenues declined $1.6 million, or 2.0%, to $78.6 million in the six months ended June 30, 2005 from the same period in 2004. Lower casino revenues of $1.8 million were the prime contributor for the decline in gross revenues. Net revenues were $70.3 million for the six-month period ended June 30, 2005, a decrease of 3.3 million, or 4.5%, over the same period in the prior year. Higher promotional allowances of $1.7 million and, a lower win percentage in table games during the first quarter and nominal casino revenue growth in the northwest Indiana market contributed to Majestic Star's lower net revenues.

      Total operating costs at Majestic Star declined by $4.9 million. In the first quarter of 2004, Majestic Star recognized a charge for 2002 and 2003 retroactive property taxes of $2.2 million. Similar expenses were not recognized during the six months ended June 30, 2005. Other significant cost reductions were in casino expenses, gaming taxes and marketing expenses, which were down $1.2 million, $0.4 million and $0.7 million respectively. Net loss for the six-month period ended June 30, 2005 was $4.2 million, compared to a net loss of $5.4 million for the six months ended June 30, 2004

      Market conditions in the second quarter of 2005 were soft, as slot coin-in and table game drop volumes declined at northwest Indiana casinos in the second quarter. In addition, Chicagoland casinos have increased their marketing and promotional efforts. The recent roll back of the top tax rate from 70% to 50% in Illinois' tiered gaming tax structure will allow Chicagoland casinos to improve their profit margins and be more aggressive with marketing and promotions.

      At Majestic Star, improvements have been made to the facility including a recently opened new access road, which bypasses many of the hindrances encountered when accessing the property and drops people directly into the third level of the parking garage, the creation of `the retro-room', which allows our casino guests to enjoy token operated slot machines in a nostalgic atmosphere, a remodeled cage and ticket in ticket out ("TITO") redemption area on the third deck of our casino, which will improve service to our guests while making our operation more efficient, and remodeling of the first and second floor bars.

Fitzgeralds Tunica (property operations only)

      Gross revenues increased by $0.4 million, or 1.7%, to $26.4 million in the three months ended June 30, 2005 from the same three-month period last year. Food and beverage revenues at the property increased $0.3 million and were the main contributor to the increase in gross revenues. During the quarter property management aggressively used food and beverage as a promotional tool. In addition, casino revenues were $21.7 million for the three-month period ended June 30, 2005, an increase of $0.1 million, or 0.3%, over the same quarter last year. Net revenues declined $0.2 million, or 1.0%, to $20.5 million for the three-month period ended June 30, 2005 as promotional allowances increased $0.6 million. Increased promotional activities at the property, particularly in food and beverage, and cash, caused the increase.

      Gross revenues increased by $0.3 million, or 0.5%, to $53.6 million in the six-month period ended June 30, 2005 from the same period last year. Similar to the second quarter mentioned above, food and beverage revenues increased $0.6 million. However casino revenues declined $0.1 million, or 0.3%, to $44.3 million, from the six-month period ended June 30, 2004. Net revenues were $42.0 million for the six-month period ended June 30, 2005, a decrease of $0.7 million, or 1.6%, over the same period in the prior year. Promotional allowances are up $1.0 million in the six-month period ended June 30, 2005 from the same six-month period last year. The property was more aggressive with food, beverage, hotel and cash promotions in order to drive revenues. Flat market conditions have impacted net revenues and casino revenues. Gross gaming revenues in Mississippi river counties were down 0.5% and 0.8%, respectively, in the three and six months ended June 30, 2005 from the same periods in 2004.

      Operating expenses increased $0.1 million, or 0.4%, from the second quarter of 2004 and increased $0.3 million, or 0.8%, from the six-month period ended June 30, 2004. The prime contributor to the increase in operating expenses was a $0.4 million and a $0.8 million increase in depreciation expense in the three- and six-month periods ended June 30, 2005 from the similar 2004 periods. The higher depreciation expense is the result of improvements and capital expenditures made at the property during 2004 and the first six months of 2005. Net income for the three- and six-month periods ended June 30, 2005 was $2.8 million and $6.1 million, respectively. This compares to net income of $3.1 million and $7.1 million, respectively, for the three- and six-month periods ended June 30, 2004.

      At Fitzgeralds Tunica there are currently 715 slot machines operating with TITO, or over 50% of the casino floor. The property is seeing acceptance of the TITO product by its customers, plus it is enhancing the efficiency of the operation. In addition, at the end of June management relocated the high limit slot room to the first floor of the casino. Management believes the new high limit slot room allows easier access for casino guests in an improved environment.

Fitzgeralds Black Hawk (property operations only)

      Gross revenues declined $1.1 million, or 10.5%, to $9.8 million in the second quarter of 2005 from the second quarter of 2004. The main contributor to the decline in gross revenues was a drop in casino revenues to $9.1 million in the second quarter of 2005, from $10.3 million last year. Slot revenues, which comprise the majority of casino revenues, decreased 11.3%, as slot coin-in decreased 4.9% and the slot win percentage declined 0.4%. Net revenues declined to $8.4 million in the three-month period ended June 30, 2005 from $9.7 million in the same three-month period last year.

      Operating expenses increased $0.8 million during the quarter; however, $1.4 million of the increase is attributable to catch-up depreciation for the period July 12, 2004 through March 31, 2005 (the most recent quarter end before termination of the Fitzgeralds Black Hawk sale.) Net income for the three-month period ended June 30, 2005 was $0.7 million, compared to $2.8 million in the three-month period ended June 30, 2004.

      Gross revenues declined $0.3 million, or 1.7%, to $20.3 million in the six-month period ended June 30, 2005 from the same period in 2004. Casino revenues decreased to $18.9 million from $19.3 million and are the main contributor for the decline in gross revenues. For the six-month period ended June 30, 2005, slot revenues, which comprise the majority of casino revenues, decreased 2.1% due to a drop in coin-in of 1.7%. Net revenues were $17.6 million for the six-month period ended June 30, 2005 and $18.1 million for the same period in 2004.

      Operating expenses increased $0.6 million during the six months ended June 30, 2005; however, $0.9 million of the increase is attributable to catch-up depreciation for the period July 12, 2004 through December 31, 2004. Net income for the six-month period ended June 30, 2005 was $3.7 million. This compares to net income of $4.8 million for the six-month period ended June 30, 2004.

      Fitzgeralds Black Hawk's net revenues were impacted by soft market conditions and the opening of remodeled facilities at competitors. In addition, a June 21st rockslide on the main road into Black Hawk will most likely have an impact on the third quarter revenues in the market as it is anticipated that this road will not be re-opened until mid-September 2005. Management continues to address the ability to remain competitive in the market. Management has implemented a new slot marketing and player tracking system during the quarter and recently started to implement TITO at the property. Currently there are 56 of the property's nearly 600 slot machines operating with TITO and management will continue to implement TITO on all slot machines.

RESULTS OF OPERATIONS

      The following table sets forth information derived from the Company's statements of operations expressed as a percentage of gross operating revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES

                                                   For The             For The
                                              Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                              ------------------   ----------------
                                              2005         2004    2005       2004
                                              -----        -----   -----      -----
OPERATING REVENUES:
 Casino                                        91.0%        91.9%   91.4%      91.9%
 Rooms                                          2.6%         2.5%    2.4%       2.5%
 Food and beverage                              4.6%         4.1%    4.6%       4.2%
 Other                                          1.8%         1.5%    1.6%       1.4%
                                              -----        -----   -----      -----
Gross operating revenues                      100.0%       100.0%  100.0%     100.0%
 Less promotional allowances                   16.0%        12.8%   14.8%      12.8%
                                              -----        -----   -----      -----
Net operating revenues                         84.0%        87.2%   85.2%      87.2%
                                              -----        -----   -----      -----

OPERATING COSTS AND EXPENSES:
 Casino                                        21.6%        22.8%   22.0%      23.2%
 Rooms                                          0.6%         0.6%    0.5%       0.6%
 Food and beverage                              2.0%         1.8%    1.9%       1.8%
 Other                                          0.3%         0.4%    0.3%       0.4%
 Gaming taxes                                  19.7%        20.0%   19.7%      19.8%
 Advertising and promotion                      5.2%         5.5%    4.8%       5.2%
 General and administrative (1)                13.4%        13.4%   13.6%      15.4%
 Corporate expenses (2)                         5.3%         1.1%    3.4%       1.1%
 Economic incentive - City of Gary              1.5%         1.5%    1.5%       1.5%
 Depreciation and amortization (3)              9.0%         6.0%    7.5%       5.9%
 Loss on investment in the BHR joint venture    0.8%         0.8%    0.8%       0.8%
 Loss on sale of assets                         0.1%         0.0%    0.0%       0.0%
                                              -----        -----   -----      -----
Total operating costs and expenses             79.5%        73.9%   76.0%      75.7%
                                              -----        -----   -----      -----
Operating income                                4.5%        13.3%    9.2%      11.5%
                                              -----        -----   -----      -----

OTHER INCOME (EXPENSES):
 Interest income                                0.1%         0.0%    0.1%       0.0%
 Interest expense                              -9.9%        -9.4%   -9.6%      -9.2%
 Other non-operating expense                   -0.0%        -0.1%   -0.1%      -0.1%
                                              -----        -----   -----      -----
Total other expenses                           -9.8%        -9.5%   -9.6%      -9.3%
                                              -----        -----   -----      -----

Net (loss) income                              -5.3%         3.8%   -0.4%       2.2%
                                              =====        =====   =====      =====

(1) General and administrative expenses for the six months ended June 30, 2004 include a $2.2 million retroactive property tax charge.

(2) Corporate expenses for the three and six months ended June 30, 2005 include a $2.3 million charge related to the mutual termination of the sale of Fitzgeralds Black Hawk.

(3) Depreciation and amortization expense includes Fitzgeralds Black Hawk catch-up depreciation and amortization expense of $1.4 million and $0.9 million in the three and six months ended June 30, 2005.

The following table provides certain selected financial information from our consolidated statements of operations.

Consolidated

                                    For The                          For The
                               Three Months Ended                Six Months Ended
                                    June 30,        Percentage       June 30,        Percentage
                               ------------------    Increase    -----------------    Increase
                                2005       2004     (Decrease)    2005      2004     (Decrease)
                               -------   --------   ----------   -------   -------   ----------
                                  (in millions)                    (in millions)
Casino revenues                $  68.3   $   70.6         -3.3%  $ 139.4   $ 141.6         -1.6%
Room revenues                      1.9        1.9         -0.1%      3.7       3.8         -2.2%
Food and beverage revenues         3.5        3.1         10.7%      7.0       6.5          7.7%
Other revenues                     1.4        1.2         20.6%      2.4       2.2         10.6%
                               -------   --------       ------   -------   -------      -------
  Gross operating revenues        75.1       76.8         -2.3%    152.5     154.1         -1.1%
Less promotional allowances       12.0        9.8         22.2%     22.6      19.7         14.6%
                               -------   --------       ------   -------   -------      -------
  Net operating revenues          63.1       67.0         -5.9%    129.9     134.4         -3.4%
Operating expenses                59.7       56.8          5.0%    115.9     116.7         -0.7%
                               -------   --------       ------   -------   -------      -------
  Operating income                 3.4       10.2        -66.6%     14.0      17.7        -21.1%
Other income (expense)            (7.4)      (7.3)         1.5%    (14.6)    (14.3)         2.0%
                               -------   --------       ------   -------   -------      -------
  Net income                   $  (4.0)  $    2.9       -237.4%  $  (0.6)  $   3.4       -118.9%
                               =======   ========       ======   =======   =======      =======

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

Majestic Star

                                    For The                          For The
                               Three Months Ended                Six Months Ended
                                    June 30,        Percentage       June 30,       Percentage
                               ------------------    Increase    ----------------    Increase
                                2005        2004    (Decrease)    2005      2004    (Decrease)
                               ------      ------   ----------   ------    ------   ----------
                                 (in millions)                       (in millions)
Casino revenues                $ 37.4      $ 38.7      -3.2%     $ 76.1    $ 77.9      -2.3%
Room revenues                       -           -       0.0%          -         -       0.0%
Food and beverage revenues        0.4         0.5      -7.4%        0.9       0.9      -8.3%
Other revenues                    1.0         0.7      30.9%        1.6       1.4      20.7%
                               ------      ------   -------      ------    ------     -----
    Gross operating revenues     38.8        39.9      -2.7%       78.6      80.2      -2.0%
Less promotional allowances       4.7         3.3      43.0%        8.3       6.6      26.1%
                               ------      ------   -------      ------    ------     -----
    Net operating revenues       34.1        36.6      -6.8%       70.3      73.6      -4.5%
Operating expenses               30.1        31.3      -3.8%       60.7      65.6      -7.3%
                               ------      ------   -------      ------    ------     -----
    Operating income              4.0         5.3     -24.6%        9.6       8.0      18.7%
Other income (expense)           (7.0)       (6.8)      1.9%      (13.8)    (13.4)      2.3%
                               ------      ------   -------      ------    ------     -----
    Net loss                   $ (3.0)     $ (1.5)     91.1%     $ (4.2)   $ (5.4)    -22.2%
                               ======      ======     =====      ======    ======     =====

Fitzgeralds Tunica

                                    For The                          For The
                               Three Months Ended                Six Months Ended
                                    June 30,        Percentage       June 30,       Percentage
                               ------------------    Increase    ----------------    Increase
                                2005        2004    (Decrease)    2005     2004     (Decrease)
                               -------     ------   ----------   ------   -------   ----------
                                 (in millions)                    (in millions)
Casino revenues                $  21.7     $ 21.6       0.3%     $ 44.3   $  44.4      -0.3%
Room revenues                      1.9        1.9      -0.1%        3.7       3.8      -2.2%
Food and beverage revenues         2.5        2.2      17.9%        5.0       4.4      12.4%
Other revenues                     0.3        0.3       3.9%        0.6       0.7      -7.7%
                               -------     ------     -----      ------   -------     -----
    Gross operating revenues      26.4       26.0       1.7%       53.6      53.3       0.5%
Less promotional allowances        5.9        5.3      12.2%       11.6      10.6       9.2%
                               -------     ------     -----      ------   -------     -----
    Net operating revenues        20.5       20.7      -1.0%       42.0      42.7      -1.6%
Operating expenses                17.7       17.6       0.4%       35.9      35.6       0.8%
                               -------     ------     -----      ------   -------     -----
    Operating income               2.8        3.1      -8.6%        6.1       7.1     -13.8%
Other income (expense)             0.0        0.0     365.7%        0.0       0.0     247.0%
                               -------     ------     -----      ------   -------     -----
    Net income                 $   2.8     $  3.1      -8.4%     $  6.1   $   7.1     -13.6%
                               =======     ======     =====      ======   =======     =====

Fitzgeralds Black Hawk

                                    For The                          For The
                               Three Months Ended                Six Months Ended
                                    June 30,        Percentage       June 30,       Percentage
                               ------------------    Increase    ----------------    Increase
                               2005         2004    (Decrease)    2005     2004     (Decrease)
                               -------     ------   ----------   ------   -------   ----------
                                 (in millions)                     (in millions)
Casino revenues                $   9.1     $ 10.3     -11.0%     $ 18.9   $  19.3      -2.0%
Room revenues                        -          -       0.0%          -         -       0.0%
Food and beverage revenues         0.6        0.5      -1.9%        1.2       1.1       2.5%
Other revenues                     0.1        0.1       0.3%        0.2       0.2       5.2%
                               -------     ------     -----      ------   -------     -----
    Gross operating revenues       9.8       10.9     -10.5%       20.3      20.6      -1.7%
Less promotional allowances        1.4        1.2      10.1%        2.7       2.5       7.2%
                               -------     ------     -----      ------   -------     -----
    Net operating revenues         8.4        9.7     -13.1%       17.6      18.1      -2.9%
Operating expenses                 7.7        6.9      12.1%       13.9      13.3       4.9%
                               -------     ------     -----      ------   -------     -----
    Operating income               0.7        2.8     -75.0%        3.7       4.8     -24.2%
Other income (expense)               -          -                     -         -
                               -------     ------     -----      ------   -------     -----
    Net income                 $   0.7     $  2.8     -75.0%     $  3.7   $   4.8     -24.2%
                               =======     ======     =====      ======   =======     =====

Majestic Investor Holdings

                                    For The                          For The
                               Three Months Ended                Six Months Ended
                                    June 30,        Percentage       June 30,       Percentage
                               ------------------    Increase    ----------------    Increase
                                2005        2004    (Decrease)    2005     2004     (Decrease)
                               -------     ------   ----------   ------   -------   ----------
                                 (in millions)                    (in millions)
Casino revenues                $     -     $    -         -      $    -   $     -          -
Room revenues                        -          -         -           -         -          -
Food and beverage revenues           -          -         -           -         -          -
Other revenues                       -          -         -           -         -          -
                               -------     ------     -----      ------   -------     -----
    Gross operating revenues         -          -         -           -         -          -
Less promotional allowances          -          -         -           -         -          -
                               -------     ------     -----      ------   -------     -----
    Net operating revenues           -          -         -           -         -          -
Operating expenses                 0.1          -     173.5%        0.2       0.5     -70.7%
                               -------     ------     -----      ------   -------     -----
    Operating loss                (0.1)         -     173.5%       (0.2)     (0.5)    -70.7%
Other income (expense)            (0.4)      (0.5)     -2.5%       (0.9)     (1.0)     -1.2%
                               -------     ------     -----      ------   -------     -----
    Net loss                   $  (0.5)    $ (0.5)      8.3%     $ (1.1)  $  (1.5)    -26.1%
                               =======     ======     =====      ======   =======     =====

The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at Majestic Star, Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

                                    For The             For The
                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               ------------------   ----------------
                               2005          2004   2005        2004
                               ----          ----   ----        ----
Casino revenues                49.9%         50.4%  49.9%       50.5%
Room revenues                     -             -      -           -
Food and beverage revenues      0.5%          0.6%   0.6%        0.6%
Other revenues                  1.3%          0.9%   1.1%        0.9%
                               ----          ----   ----        ----
 Gross operating revenues      51.7%         51.9%  51.6%       52.0%
Less promotional allowances     6.2%          4.3%   5.5%        4.3%
                               ----          ----   ----        ----
Net operating revenues         45.5%         47.6%  46.1%       47.7%
Operating expenses             40.2%         40.8%  39.8%       42.5%
                               ----          ----   ----        ----
 Operating income               5.3%          6.8%   6.3%        5.2%
Other income (expense)         -9.3%         -8.9%  -9.0%       -8.7%
                               ----          ----   ----        ----
 Net loss                      -4.0%         -2.1%  -2.7%       -3.5%
                               ====          ====   ====        ====

Fitzgeralds Tunica

                                     For The                     For The
                               Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                               ------------------           ----------------
                                2005         2004            2005       2004
                               -----        -----           -----      -----
Casino revenues                28.9%        28.1%           29.0%      28.8%
Room revenues                   2.6%         2.5%            2.4%       2.5%
Food and beverage revenues      3.3%         2.8%            3.3%       2.9%
Other revenues                  0.4%         0.4%            0.4%       0.4%
                               ----         ----            ----       ----
  Gross operating revenues     35.2%        33.8%           35.1%      34.6%
Less promotional allowances     7.9%         6.8%            7.6%       6.9%
                               ----         ----            ----       ----
  Net operating revenues       27.3%        27.0%           27.5%      27.7%
Operating expenses             23.6%        23.0%           23.6%      23.1%
                               ----         ----            ----       ----
  Operating income              3.7%         4.0%            3.9%       4.6%
Other income (expense)          0.0%         0.0%            0.0%       0.0%
                               ----         ----            ----       ----
  Net income                    3.7%         4.0%            3.9%       4.6%
                               ====         ====            ====       ====

Fitzgeralds Black Hawk

                                     For The                     For The
                               Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                               ------------------           ----------------
                                2005         2004            2005       2004
                               -----        -----           -----      -----
Casino revenues                12.2%        13.4%           12.4%      12.5%
Room revenues                     -            -               -          -
Food and beverage revenues      0.7%         0.7%            0.7%       0.7%
Other revenues                  0.1%         0.1%            0.1%       0.1%
                               ----         ----            ----       ----
  Gross operating revenues     13.0%        14.2%           13.2%      13.3%
Less promotional allowances     1.8%         1.6%            1.8%       1.6%
                               ----         ----            ----       ----
  Net operating revenues       11.2%        12.6%           11.4%      11.7%
Operating expenses             10.3%         9.0%            9.1%       8.6%
                               ----         ----            ----       ----
  Operating income              0.9%         3.6%            2.3%       3.1%
Other income (expense)          0.0%         0.0%            0.0%       0.0%
                               ----         ----            ----       ----
  Net loss                      0.9%         3.6%            2.3%       3.1%
                               ====         ====            ====       ====

Majestic Investor Holdings

                                     For The                     For The
                               Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                               ------------------           ----------------
                                2005         2004            2005       2004
                               -----        -----           -----      -----
Casino revenues                   -            -               -          -
Room revenues                     -            -               -          -
Food and beverage revenues        -            -               -          -
Other revenues                    -            -               -          -
                               ----         ----            ----       ----
  Gross operating revenues        -            -               -          -
Less promotional allowances       -            -               -          -
                               ----         ----            ----       ----
  Net operating revenues          -            -               -          -
Operating expenses              0.1%         0.1%            0.1%       0.4%
                               ----         ----            ----       ----
  Operating loss               -0.1%        -0.1%           -0.1%      -0.4%
Other expenses                 -0.6%        -0.6%           -0.6%      -0.6%
                               ----         ----            ----       ----
  Net loss                     -0.7%        -0.7%           -0.7%      -1.0%
                               ====         ====            ====       ====

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

      Consolidated gross operating revenues for the second quarter of 2005 decreased $1.7 million, or 2.3%, from consolidated gross operating revenues recorded in the second quarter of 2004. Majestic Star and Fitzgeralds Black Hawk each contributed $1.1 million of the decrease in consolidated gross operating revenues. Fitzgeralds Tunica offset the decreases in gross operating revenues at Majestic Star and Fitzgeralds Black Hawk with an increase of $0.4 million. The decrease in consolidated gross operating revenues resulted from a decrease in consolidated casino revenues, which comprise 91.0% of consolidated gross revenues. Consolidated casino revenues decreased $2.3 million, or 3.3%, to $68.3 million. Majestic Star accounted for $1.3 million of the decrease in consolidated casino revenues, while Fitzgeralds Black Hawk accounted for $1.2 million of the decrease. A 10.5% decline in Majestic Star's table games drop and a 0.6% decline in table games win percentage resulted in a $0.9 million decline in table game revenues from the second quarter of 2004. Also, adding to the decline in casino revenue at Majestic Star was a $0.3 million decrease in slot revenue, which resulted from a 5.9% decline in slot coin-in offset by a 0.4% increase in slot hold percentage. The drop in casino revenues at Fitzgeralds Black Hawk resulted primarily from a decrease in slot revenue due to a decline in slot coin-in of 4.9% and a lower overall win percentage in slots of 0.4%. Win percentage on our casino games are relatively predictable over long periods, but can fluctuate significantly over shorter periods, such as a fiscal quarter. Softer market conditions and strong competition contributed to the decline in consolidated gross revenues.

      Consolidated promotional allowances increased $2.2 million, or 22.2%. Majestic Star's promotional allowances increased $1.4 million, or 43.0%, as the property was more aggressive with its cash based promotional activities in order to address the marketing efforts of its competitors and increase visits to the property. Fitzgeralds Tunica's promotional allowances increased $0.6 million, as the property increased complimentary products and services, primarily in food and beverage, and expanded its cash based promotional activities. Greater promotional expenses were incurred to increase visits and gambling in the casino.

      Total consolidated operating expenses increased $2.9 million, or 5.0%, due primarily to increases of $3.1 million, or 352.9%, in corporate expenses and $2.2 million, or 46.9%, in depreciation and amortization expenses, offset by decreases of $1.3 million, or 7.6%, in casino expenses, $0.6 million, or 3.8%, in gaming taxes and $0.3 million, or 6.7%, in advertising and promotional expenses.

      Majestic Star and Fitzgeralds Tunica contributed $0.6 million and $0.4 million, respectively, of our decline in consolidated casino expenses. Majestic Star's declines are attributable to lower payroll costs, lower lease expenses on gaming equipment and lower progressive expense, offset by increased complimentary expenses and cash promotions. At Fitzgeralds Tunica, the decline is due to lower lease expenses on gaming equipment and lower costs associated with wide area progressive participations.

      The decline in consolidated gaming taxes is attributable to a $0.4 million decline at Majestic Star and a $0.2 million decline at Fitzgeralds Black Hawk. The decline in gaming taxes at both properties is a direct result of lower gaming revenues.

      Consolidated advertising and promotion expenses are down $0.3 million due to lower costs at Majestic Star. Costs were down at Majestic Star by $0.4 million as the property reduced advertising on television, radio, billboards, and in print media.

      Corporate expenses increased $3.1 million. The increase is primarily attributed to the $2.3 million charge resulting from the mutual termination of the sale of Fitzgeralds Black Hawk, $0.3 million of costs associated with the Company's Sarbanes-Oxley 404 compliance project, and $0.2 million of costs incurred as the Company evaluated certain casino investment opportunities.

      Consolidated depreciation and amortization expense increased in the second quarter of 2005 as compared to the second quarter of 2004 by $2.2 million to $6.8 million. $1.4 million of the increase resulted from the catch-up depreciation and amortization charge at Fitzgeralds Black Hawk (see Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk). Fitzgeralds Tunica and Majestic Star recognized increases of $0.4 million and $0.3 million, respectively. The increases resulted from capital expenditures made at both properties in 2004 and the first half of 2005.

      Consolidated other income (expense) increased by $0.1 million to $7.4 million. The main component of consolidated other income (expense) is interest expense, which increased $0.2 million due to a greater principal amount outstanding on the Company's $80.0 million credit facility and higher interest rates associated with the $80.0 million credit facility. At June 30, 2005 and June 30, 2004, the Company had $50.4 million and $45.6 million outstanding on the credit facility. In addition during the past quarter, the Company's interest rate on borrowings ranged between 6.12% and 7.00%, while in the same quarter last year, the interest rate on borrowings ranged between 4.61% and 5.00%.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Consolidated gross operating revenues for the six months ended June 30, 2005 decreased $1.6 million, or 1.1%, from consolidated gross operating revenues recorded in the six months ended June 30, 2004. Majestic Star's and Fitzgeralds Black Hawk's gross operating revenues declined by $1.6 million and $0.3 million, respectively. Fitzgeralds Tunica's gross operating revenues increased $0.3 million. The decrease in consolidated gross operating revenues resulted from a decline in consolidated casino revenues, which comprise 91.4% of consolidated gross revenues. Consolidated casino revenues decreased $2.2 million, or 1.6%, to $139.4 million during the first six months of 2005 as compared to the same period in 2004. Majestic Star accounted for $1.8 million of the decrease in consolidated casino revenues, while Fitzgeralds Black Hawk accounted for $0.4 million of the decrease. A 5.0% decline in Majestic Star's table games drop and a 1.1% decline in table games win percentage resulted in a $1.6 million decline in table game revenues from the six months ended June 30, 2004. Also adding to the decline in casino revenue at Majestic Star was a $0.2 million decrease in slot revenue, which resulted from a 3.7% decline in slot coin-in offset by a 0.3% increase in slot hold percentage. The drop in casino revenues at Fitzgeralds Black Hawk is primarily the result of a decrease in slot revenue due to a decline in slot coin-in of 1.7%. At Fitzgeralds Tunica, higher gross revenues are the result of greater food and beverage revenues, as the property has enhanced its promotions of food and beverage products served through its bars and restaurants.

      Consolidated promotional allowances increased $2.9 million, or 14.6%, primarily due to increases in casino related promotional cash activities at both Majestic Star and Fitzgeralds Tunica, and higher levels of complimentaries at Fitzgeralds Tunica. These expenses were incurred to increase customer visits and revenues, and to remain competitive in the Chicagoland and Tunica markets. Majestic Star's promotional allowances increased $1.7 million, or 26.1%, from the six months ended June 30, 2004 and is directly related to significant increases in cash based promotions. Promotional allowances at Fitzgeralds Tunica also increased $1.0 million in the six months ended June 30, 2005, or 9.2%. $0.4 million of Fitzgeralds Tunica's increased promotional allowances came from providing complimentary products and services to its customers and $0.6 million of the increase came from promotional cash activities.

      Total consolidated operating expenses decreased $0.8 million, or 0.7%, due primarily to decreases in casino expenses of $2.3 million, gaming and incentive taxes of $0.5 million, advertising and promotion expenses of $0.5 million and general and administrative expenses of $3.2 million, offset by increases in corporate expense of $3.5 million and depreciation of $2.3 million.

      Consolidated casino expenses were $33.5 million in the six months ended June 30, 2005, a decrease of $2.3 million, or 6.4%, from the six months ended June 30, 2004. Majestic Star experienced a $1.2 million decrease in casino expense due to lower casino volumes, along with management's continued focus on reducing costs. Fitzgeralds Tunica's casino expense declined $0.7 million due to reductions in slot lease and wide area network progressive slot expenses. Fitzgeralds Back Hawk casino expenses declined $0.4 million due to a decrease in progressive slot expense and lower casino volumes.

      Consolidated gaming taxes decreased $0.5 million, or 1.5%, to $30.1 million in the six months ended June 30, 2005 from the six months ended June 30, 2004, which is directly related to the decline in casino revenues.

      Consolidated advertising and promotional expenses declined $0.5 million, or 6.8%, to $7.4 million. The most significant decline came at Majestic Star, where advertising and promotional expenses were down $0.7 million. The reduction is due to reduced advertising on television, radio, billboards, and in print media.

      Consolidated general and administrative expenses decreased $3.2 million, or 13.3%, to $20.6 million in the six months ended June 30, 2005 from the six month period ended June 30, 2004. Majestic Star accounted for $2.8 million, or 89.6%, of the reduction. The most significant item affecting Majestic Star's general and administrative expense was a $2.2 million charge for retroactive real property taxes for the years 2002 and 2003 taken in the first quarter of 2004. There was not a similar charge in 2005. Majestic Star also incurred lower berthing fee expenses of $0.5 million related to the operations of BHR, $0.3 million in lower insurance and claim costs, offset by $0.3 million in Indiana Gaming Commission fines. General and administrative expenses at Majestic Investor Holdings for the first half of 2005 decreased $0.4 million from 2004. In the first quarter of 2004 the Company posted an accrual of $0.4 million to reserve for a judgment in a lawsuit against Fitzgeralds Tunica pertaining to certain events relating to the acquisition of Fitzgeralds Tunica from its former owner.

      Corporate expenses increased $3.5 million, or 207.0%, to $5.2 million. The increase is primarily attributed to the $2.3 million charge resulting from the mutual termination of the sale of Fitzgeralds Black Hawk, $0.6 million of costs associated with the Company's Sarbanes-Oxley 404 compliance project, and $0.2 million of costs incurred when the Company evaluated certain casino investment opportunities.

      Consolidated depreciation and amortization expense increased by $2.3 million to $11.4 million. $0.9 million of the increase resulted from catch-up depreciation and amortization charges at Fitzgeralds Black Hawk (see Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk). Fitzgeralds Tunica and Majestic Star recognized increases of $0.8 million and $0.5 million, respectively. The increases at Fitzgeralds Tunica and Majestic Star result from capital expenditures made at both properties in 2004 and the first half of 2005.

      Consolidated other income (expense) increased by $0.3 million to $14.7 million. The main component of consolidated other income (expense) is interest expense, which increased $0.4 million due to generally greater principal outstanding on the Company's $80.0 million credit facility this year versus last year, and higher interest rates associated with the $80.0 million credit facility. The Company's interest rate on borrowings ranged between 5.65% and 7.00%, while in the same six month period last year, the interest rate on borrowings ranged between 4.37% and 5.00%.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility. Over the course of the year, we generate significant cash flows from operating activities. For the six months ended June 30, 2005 and 2004, we reported cash flows from operating activities totaling $6.4 million and $10.9 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the Manager Agreement and permitted tax distribution under the indenture.

      At June 30, 2005, $50.4 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $16.4 million at June 30, 2005, compared to $16.7 million at December 31, 2004. For the six months ended June 30, 2005, the Company spent $8.0 million primarily for slot machines and TITO implementation at all of its properties, various remodel projects, principally at Majestic Star, and a new slot player tracking and marketing system and costs associated with burying a storm sewer pipe below grade, both at Fitzgeralds Black Hawk. During the six months ended June 30, 2004, the Company spent $29.2 million for property, plant and equipment, which consisted principally of the purchase of 170 acres of property adjacent to Majestic Star and the Buffington Harbor facilities, the construction of a new administration building and integration of slot machines with TITO technology at Majestic Star, the installation of new slot player tracking and marketing software at Fitzgeralds Tunica, a partial expansion and remodel of our casino floor at Fitzgeralds Tunica, and our continued investment in the newest gaming and related equipment at all of our properties. The Company intends to spend up to an additional $4.0 million on capital expenditures in 2005, which is the remaining amount allowed under the 2005 capital expenditure covenant contained within the $80.0 million credit facility. This amount will be primarily directed toward purchasing new slot machines and integrating slot machines with TITO at all of our properties, and limited remodel projects at Majestic Star and Fitzgeralds Tunica. We believe that TITO technology will lead to greater efficiency on our casino floor, thus providing cost savings, and longer slot machine playing times by our customers without interruptions, which should enhance the guest experience and our casino revenues.

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

      While we continue to evaluate potential opportunities to expand our existing casinos or to pursue other growth opportunities, we may not have sufficient funds to finance such strategic projects under our existing debt agreements. In addition, our existing debt agreements limit our ability to incur additional debt unless we can meet certain financial ratios. Should the Company identify an asset, business acquisition or expansion opportunity, there is no guarantee that any additional financing needed by the Company will be available on acceptable terms or at all in order to allow for the investment in such opportunities. On July 14, 2005, the City of Black Hawk delivered a Notice of Abatement to Fitzgeralds Black Hawk. The notice requires that Fitzgeralds Black Hawk remove the iron beams supporting the walls of the historic Masonic building on our property. Previously, the building was substantially demolished in anticipation of expansion and two of the walls of the structure remain in place. The permit allowing for use of the iron beams to support the Masonic building walls expired in June of this year. We are now negotiating with the City of Black Hawk, asking the City of Black Hawk to allow us to remediate the situation. Our current proposal would allow us to remove a portion of the iron beams without engaging the expansion. We anticipate our proposed remediation to cost between $0.3 million and $0.4 million. While the City of Black Hawk has given an initial approval to our proposal, the City of Black Hawk has made it clear that they want to see progress with regard to the expansion in the near future. At this time we do not know how long the City of Black Hawk will permit our proposed remediation. It is anticipated that the expansion would cost over $20.0 million. There is no guarantee that the Company will be able to move forward with an expansion that would meet the City of Black Hawk's desired timetable, or that the expansion will be economically viable for the Company.

      The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and the Company's member and parent, BDI, in the amount of $3.9 million, plus penalties and interest (as more fully described below) could have a material impact on the Company's liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to its member for tax purposes. In addition, in April 2005, the Company made distributions to its member of $2.3 million for 2004 state income tax liabilities and 2005 estimated state tax liabilities. The Company anticipates that it will make future distributions to fund its member's tax liabilities.

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

      On August 10, 2005, the Company entered into Amendment Number Three to the Loan and Security Agreement ("Amendment Three"). Amendment Three modifies the definition of EBITDA such that the Company can add back to EBITDA the termination charge of $2.3 million related to the sale of Fitzgeralds Black Hawk. (See Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk). Without Amendment Three, the Company would not have met the minimum last twelve month EBITDA covenant, as of June 30, 2005, as contained in the Loan and Security Agreement. In addition, the Company also amended the quarterly interest coverage ratio covenant contained in the Loan and Security Agreement, starting with the third quarter of 2005 through the fourth quarter of 2006. These amendments are effective as of June 15, 2005.

      As of June 30, 2005, the Company had $29.6 million available on its $80.0 million credit facility.

INCOME TAX MATTERS

      The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue ("Department"). On September 7, 2004, the Department assessed BDI, the Company's parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. No assessments have been received for fiscal year 2003. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company's member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation ("Aztar"), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar's request to review the Indiana Tax Court's decision, and thus, the

Indiana Tax Court's opinion in the Aztar case is controlling precedent. On October 5, 2004, the Department sent a letter to the Company indicating that it considers the matter closed unless the Company's protest contains new issues not addressed in the Aztar matter. The Company is a limited liability company, and as such, it is a pass-through entity for federal and state tax purposes. Therefore, it is the Company's belief that it is not liable or obligated to pay the assessment or interest thereon. In addition, the Company will continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in Aztar. Accordingly, no liability has been accrued by the Company relating to this matter.

      The Company's indenture governing the 9 1/2% notes and the loan agreement related to the $80.0 million credit facility allow the Company to make distributions to its member for tax purposes. Accordingly, should the Company's member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member's Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with its member and parent, BDI. In April 2005, BDI's non-resident shareholder paid Indiana state income tax for fiscal year 2004 pursuant to the Indiana Tax Court's decision in Aztar. BDI's non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal year 2004.

CONTRACTUAL COMMITMENTS

      The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, which include our $80.0 million credit facility at June 30, 2005.

                                                                   Payments Due By Year
                          ------------------------------------------------------------------------------------------------
                               2005           2006          2007         2008         2009       Thereafter      Total
                          -------------- -------------- ------------ ------------ ------------ ------------- -------------
Contractual Obligations
Long-Term Debt            $            - $            - $ 16,290,000 $          - $          - $ 260,000,000 $ 276,290,000
Credit Facility                        -              -   50,352,164            -            -             -    50,352,164
Operating Leases (1)           2,758,034      2,597,540    2,418,089    2,085,156    1,883,904     2,413,870    14,156,593
Interest on
   Long-Term Debt             26,598,274     26,598,274   26,440,084   24,700,000   24,700,000    21,612,500   150,649,132
   Credit Facility (2)         3,532,834      3,532,834    2,747,760            -            -             -     9,813,428
                          -------------- -------------- ------------ ------------ ------------ ------------- -------------
   Total                  $   32,889,142 $   32,728,648 $ 98,248,097 $ 26,785,156 $ 26,583,904 $ 284,026,370 $ 501,261,317
                          ============== ============== ============ ============ ============ ============= =============

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

(2) Variable rate of 7.0% is based on the current three-month LIBOR rate at June 30, 2005 plus the current applicable margin of 3.50% associated with the Company's LIBOR based loans.

      On March 26, 1996, the City of Gary and Majestic Star entered into a development agreement, which requires Majestic Star to pay the City an economic incentive equal to 3% of Majestic Star's adjusted gross receipts, as defined by the Riverboat Gambling Act. In the three- and six-month periods ended June 30, 2005, Majestic Star paid $1.1 million and $2.3 million, respectively to the City of Gary in economic incentive taxes, compared to $1.2 million and $2.3 million in the same three- and six-month periods last year.

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

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 151 will have a material impact on its financial position, results of operations or its cash flows.

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

      There have been no changes in the Company's internal controls during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

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

      In July 2004, a former employee of The Majestic Star Casino, LLC filed a collective action against the Company and the motor vessel ("M/V") Majestic Star to collect overtime wages which plaintiff alleges were not paid in violation of the Fair Labor Standards Act. The Company believes that plaintiff is not entitled to overtime wages because able bodied seamen are exempt from the provisions of the FLSA. On July 6, 2005, the court entered an order dismissing with prejudice the plaintiff's claims against the M/V Majestic Star and the plaintiff's claims to enforce a maritime lien against Majestic Star Casino. The court allowed to stand plaintiff's Fair Labor Standards Act claims against Majestic Star Casino. There are currently five plaintiffs who have consented to join the collective action. One of the five plaintiffs is time barred from proceeding with a FLSA claim against the Company, and thus, on July 19, 2005 the Company filed a motion to dismiss the claims filed by that plaintiff. The Company has filed an answer to the FLSA claims of the remaining four plaintiffs. There could be six additional seamen who qualify to join the collective action. It is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations. The Company has accrued $35,000 for legal and other costs related to this claim.

      In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. Each of the casino defendants, including Barden Mississippi, has filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. The plaintiffs' antitrust and common law tort claims against the Tunica County Tourism Commission have been dismissed. The casino defendants have filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs have filed a motion for summary judgment with respect to each of the casino defendants' counterclaims. Both motions are currently pending before the court. Mediation is currently scheduled for October 6th and 7th of 2005 and trial is currently set for February 13, 2006. The Company intends to vigorously defend against the lawsuit; however, it is too early to determine the outcome and the effect, if any, on the Company's financial position and results of operations. The Company has established an accrual of $75,000 for legal fees and other costs.

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

Dated: August 15, 2005

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
-------------------------
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
-------------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
-------------------------
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
-------------------------
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

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