Form 10-Q
period 2005-09-30
MAJESTIC STAR CASINO LLC
filed 2005-11-15
CIK 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-06489

Indiana	THE MAJESTIC STAR CASINO, LLC	43-1664986
Indiana	THE MAJESTIC STAR CASINO CAPITAL CORP.	35-2100872

(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)

301 FREMONT STREET
LAS VEGAS, NEVADA 89101
(702) 388 - 2224
(Address of principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of September 30, 2005, shares outstanding of each of the registrant’s classes of common stock:

Class	Number of shares
Not applicable	Not applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)

i

PART I

FINANCIAL INFORMATION

Item 1

Consolidated Financial Statements

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,537,507	$14,327,452
Restricted cash	2,150,000	2,540,008
Accounts receivable, less allowance for doubtful accounts of $604,245 and
$617,040 as of September 30, 2005 and December 31, 2004, respectively	2,034,303	2,064,981
Inventories	652,215	520,485
Prepaid expenses and deposits	2,351,316	2,212,396
Receivable from affiliate	174,199	715,216
Assets held for sale	-	30,683,526
Total current assets	24,899,540	53,064,064

Property, equipment and improvements, net	159,677,987	142,181,216
Intangible assets, net	6,860,496	5,229,904
Goodwill	5,922,398	3,997,904

Other assets:
Deferred financing costs, net of accumulated amortization
of $2,410,960 and $1,767,700 as of September 30, 2005 and
December 31, 2004, respectively	4,449,798	5,361,723
Deferred financing and transaction costs related to the acquisition
of Trump Indiana, Inc.	851,179	-
Note receivable - affiliate	4,453,331	-
Investment in Buffington Harbor Riverboats, LLC	25,687,995	27,432,270
Other assets	9,957,023	9,109,383
Total other assets	45,399,326	41,903,376

Total assets	$242,759,747	$246,376,464

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,390,689	$1,751,530
Accrued liabilities:
Payroll and related	6,548,331	6,303,165
Interest	12,278,522	5,523,719
Property and franchise taxes	5,233,128	5,329,172
Other accrued liabilities	10,643,799	10,296,594
Liabilities related to assets held for sale	-	2,713,847
Total current liabilities	37,094,469	31,918,027

Long-term debt	315,000,341	316,857,960

Total liabilities	352,094,810	348,775,987

COMMITMENTS AND CONTINGENCIES

Member's deficit	(109,335,063)	(102,399,523)

Total liabilities and member's deficit	$242,759,747	$246,376,464

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Casino	$69,486,837	$68,057,307	$208,845,447	$209,709,096
Rooms	2,004,744	2,026,708	5,716,417	5,820,214
Food and beverage	3,561,963	3,634,910	10,532,339	10,104,083
Other	1,366,804	1,215,897	3,817,281	3,430,777
Gross revenues	76,420,348	74,934,822	228,911,484	229,064,170
Less promotional allowances	11,683,525	10,441,801	34,259,570	30,146,887
Net operating revenues	64,736,823	64,493,021	194,651,914	198,917,283

OPERATING COSTS AND EXPENSES:
Casino	16,882,422	17,349,524	50,388,047	53,132,523
Rooms	448,211	449,177	1,273,264	1,381,473
Food and beverage	1,468,569	1,719,229	4,434,412	4,553,092
Other	259,099	781,859	760,976	1,346,943
Gaming taxes	15,025,064	14,573,456	45,075,257	45,084,994
Advertising and promotion	3,951,372	4,309,813	11,346,300	12,242,110
General and administrative	10,815,662	10,199,378	31,388,398	33,933,759
Corporate expense	1,367,628	825,766	6,525,812	2,506,052
Economic incentive tax - City of Gary	1,131,164	1,087,049	3,419,136	3,423,286
Depreciation and amortization	5,420,949	4,430,590	16,808,617	13,525,920
Loss on investment in Buffington Harbor
Riverboats, LLC	611,448	616,058	1,820,646	1,854,406
Loss (gain) on disposal of assets	23,378	(13,065)	61,353	6,292
Total operating costs and expenses	57,404,966	56,328,834	173,302,218	172,990,850

Operating income	7,331,857	8,164,187	21,349,696	25,926,433

OTHER INCOME (EXPENSE):
Interest income	82,747	17,862	181,363	28,265
Interest expense	(7,474,473)	(7,117,213)	(22,154,497)	(21,371,498)
Other non-operating expense	(37,191)	(44,656)	(115,860)	(168,504)
Total other expense	(7,428,917)	(7,144,007)	(22,088,994)	(21,511,737)

Net (loss) income	$(97,060)	$1,020,180	$(739,298)	$4,414,696

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
For the Nine Months Ended September 30, 2005 and the Year Ended December 31, 2004
(unaudited)

Member's Deficit

Balance, December 31, 2003	$(102,166,955)
Net income	5,018,526
Distribution to Barden Development, Inc.	(5,251,094)
Balance, December 31, 2004	$(102,399,523)
Net loss	(739,298)
Distributions to Barden Development, Inc.	(6,196,242)
Balance, September 30, 2005	$(109,335,063)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(739,298)	$4,414,696
Adjustments to reconcile (net loss) income to net cash
provided by operating activities:
Depreciation	14,537,875	11,600,690
Amortization	2,270,742	1,925,230
Loss on investment in Buffington Harbor Riverboats, LLC.	1,820,646	1,854,406
Loss on disposal of assets	61,353	6,292
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	93,411	(381,805)
Decrease in related parties receivables	541,017	102,079
Decrease in inventories	37,155	81,244
Increase in prepaid expenses and deposits	(50,971)	(1,045,667)
(Increase) decrease in other assets	(602,907)	859,944
Increase (decrease) in accounts payable	101,738	(4,594,723)
Decrease in accrued payroll and other expenses	(54,433)	(603,790)
Increase in accrued interest	6,754,803	6,069,975
(Decrease) increase in other accrued liabilities	(1,539,873)	2,181,420
Net cash provided by operating activities	23,231,258	22,469,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	390,008	(390,008)
Acquisition of property and equipment	(10,072,329)	(31,976,010)
(Increase) decrease in prepaid leases and deposits	(71,400)	10,683
Investment in Buffington Harbor Riverboats, LLC	(76,371)	(71,606)
Proceeds from disposal of equipment	23,900	249,373
Net cash used in investing activities	(9,806,192)	(32,177,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance cost for the 9 1/2% senior secured notes	-	(229,507)
Issuance cost for the $80.0 million secured credit facility	-	(58,652)
Proceeds from line of credit	23,389,581	32,901,293
Repayment of line of credit	(25,349,296)	(23,244,786)
Repayment of note from related party	-	133,000
Advances on revolving credit facility with affiliate	(4,453,331)	-
Distribution to Barden Development, Inc.	(6,196,242)	(3,943,307)
Net cash (used in) provided by financing activities	(12,609,288)	5,558,041

Net increase (decrease) in cash and cash equivalents	815,778	(4,149,536)

Cash related to discontinued operations	-	(2,324,826)
Cash and cash equivalents, beginning of period	14,327,452	22,058,016
Cash previously classified as held for sale	2,394,277	-

Cash and cash equivalents, end of period	$17,537,507	$15,583,654

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Nine Months Ended
	September 30,
	2005	2004
INTEREST PAID:
Line of credit	$2,100,513	$1,453,480
Notes - fixed interest at 11.653%	949,137	949,137
Senior Secured Notes - Fixed Interest, 9.5%	12,350,000	12,898,889
Total	$15,399,650	$15,301,506

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$359,201	$-
Deferred financing and transaction costs related to the Trump acquisition
included in accounts payable	851,179	-
Credit received from Naming Rights Agreement and applied to acquisition
of 170 acres of property from an affiliate	-	1,500,000
Total	$1,210,380	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization

The Majestic Star Casino, LLC (the “Company”) is a wholly owned subsidiary of Barden Development, Inc. (“BDI”) and was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

The Company is a multi-jurisdictional gaming company that directly owns and operates one riverboat gaming facility located in Gary, Indiana (“Majestic Star”). Through its wholly owned subsidiary, Majestic Investor Holdings, LLC (“Investor Holdings”), the Company also indirectly owns other subsidiaries that operate two “Fitzgeralds-brand” casino properties:

- A casino-hotel located in Tunica County, Mississippi (“Fitzgeralds Tunica” or “Barden Mississippi”).

- A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk” or “Barden Colorado”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

- Majestic Star Casino Capital Corp. (“MSCC”) was originally formed for the purpose of facilitating the offering of the Company’s $130.0 million 10 7/8% senior secured notes due 2006 (the “10 7/8% notes”). The 10 7/8% notes were fully purchased and redeemed on October 7, 2003. MSCC similarly facilitated the offering of, and is a co-obligor with the Company of, the $260.0 million 9 ½% senior secured notes due 2010. MSCC has no assets or operations. See Note 7 - Long Term Debt.

- Majestic Investor Capital Corp. (a wholly owned subsidiary of Investor Holdings), was formed specifically to facilitate the offering of Investor Holdings’ $152.6 million 11.653% senior secured notes due 2007 (the “11.653% notes”). Approximately 89.3%, or $135.5 million, of the 11.653% notes were purchased and redeemed on October 7, 2003 with the remaining 11.653% outstanding notes becoming unsecured.  This subsidiary has no assets or operations. See Note 7 - Long Term Debt.

The Company also has a non-controlling 50% interest in a corporate joint venture formed for the purpose of acquiring, developing and operating certain facilities for the gaming operations in the City of Gary. See Note 6 - Investment in Buffington Harbor Riverboats, L.L.C.

Except where otherwise noted, the words “we,”“us,”“our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

Note 2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. All inter-company transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical and worker’s compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2004.

PROMOTIONAL ALLOWANCES

Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $7.5 million and $6.2 million for the three months ended September 30, 2005 and 2004, respectively, and $22.0 million and $18.4 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included primarily in casino expenses as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Rooms	$570,475	$618,950	$1,779,035	$1,769,690
Food and Beverage	2,218,392	2,213,383	6,654,510	6,419,423
Other	121,246	111,638	347,987	347,683
Total	$2,910,113	$2,943,971	$8,781,532	$8,536,796

The estimated retail value of such promotional allowances included in operating revenues for the three-month periods ended September 30, 2005 and 2004 is $4.1 million and $4.2 million, respectively, and for the nine-month periods ended September 30, 2005 and 2004 is $12.2 million and $11.8 million, respectively.

The following schedule lists total cash incentives and the retail costs of rooms, food, beverage, and other merchandise, which comprise the total promotional allowances for each of the three- and nine-month periods ended September 30, 2005 and 2004.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Cash based promotional activities	$5,707,760	$4,751,091	$16,984,330	$14,530,027
Slot club and other	1,826,565	1,466,722	5,060,178	3,830,887
Retail cost of rooms, food, beverage and other	4,149,200	4,223,988	12,215,062	11,785,973
Total	$11,683,525	$10,441,801	$34,259,570	$30,146,887

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of SFAS 151 will have a material impact on its financial position, results of operations or its cash flows.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of SFAS 153 will have a material impact on its financial position, results of operations or its cash flows.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 154 will have a material impact on its financial position, results of operations or its cash flows.

Note 3.	Mutual Termination of Sale of Fitzgeralds Black Hawk

On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado.

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

Additionally, the Company took a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded while Barden Colorado was held for sale during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005. The corresponding catch-up depreciation and amortization in the nine months ended September 30, 2005 is $0.9 million (for the period July 12, 2004 to December 31, 2004).

Because the purchase agreement was mutually terminated, the results of Fitzgeralds Black Hawk are not reflected as discontinued operations in the accompanying consolidated statements of operations for any of the periods presented. Additionally, its assets and liabilities are not classified on the consolidated balance sheet as assets held for sale and as liabilities related to assets held for sale as of September 30, 2005. However, since Fitzgeralds Black Hawk was held for sale as of December 31, 2004, the assets that were held for sale and liabilities related to assets held for sale are still classified as such in the December 31, 2004 consolidated balance sheet and related footnote disclosures.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.	Restricted Cash

As of September 30, 2005, restricted cash consists of certificates of deposit aggregating $2.1 million, which serve as security for letters of credit supporting various self-insured worker’s compensation programs. As of December 31, 2004, restricted cash consists of the aforementioned $2.1 million in certificates of deposit and cash of $0.4 million, which served as security for a bond relating to the appeal of an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi. The Company settled such pending appeal and paid the award in the second quarter of 2005. The bond and the associated restricted cash were subsequently released in early August 2005.

NOTE 5.	Intangible Assets

Intangible assets at Fitzgeralds Tunica and Fitzgeralds Black Hawk primarily include $7.8 million for customer relationships, $3.5 million for trade names, and $0.7 million for an excursion license for a riverboat which commenced full operations on March 18, 2004. Intangible assets for customer relationships and trade names are being amortized over periods of 8 and 10 years, respectively. The riverboat excursion license is being amortized over 15 years, the period of the license. In accordance with Statement of Financial Accounting Standards ("SFAS") Number 142 (“SFAS 142”), goodwill is not amortized but instead subject to impairment tests at least annually. The Company conducts its annual test in December. No additions or impairments of goodwill were recorded in either of the fiscal quarters or nine-month periods ended September 30, 2005 and 2004.

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of September 30, 2005 and December 31, 2004 are as follows:

As of September 30, 2005	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	September 30, 2005	Life
Amortized intangible assets:	(in thousands)
Customer relationship	$7,840	$(3,742)	$4,098	8 yrs
Trade name	3,450	$(1,317)	2,133	10 yrs
Riverboat excursion license	700	(71)	629	15 yrs
Total intangible assets	$11,990	$(5,130)	$6,860

As of December 31, 2004	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2004	Life
Amortized intangible assets:	(in thousands)
Customer relationship	$4,954	$(1,900)	$3,054	8 yrs
Trade name	2,180	(669)	1,511	10 yrs
Riverboat excursion license	700	(35)	665	15 yrs
Total intangible assets	$7,834	$(2,604)	$5,230

In accordance with SFAS No. 144, Fitzgeralds Black Hawk had discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed above in Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk. Consequently, there had been no amortization expense recorded on its intangible assets for the period from July 12, 2004 to April 14, 2005. As a result of the termination of the sale, the Company recorded a catch-up adjustment for amortization in the second quarter of 2005. The amount of catch-up amortization in the nine months ended September 30, 2005 is $0.2 million (for the period July 12, 2004 to December 31, 2004).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.	Investment in Buffington Harbor Riverboats, L.L.C.

On October 31, 1995, the Company and Trump Indiana, Inc., our Joint Venture Partner ("Trump Indiana"), entered into the First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC (“BHR”) for the purpose of acquiring and developing a dock, pavilion and parking facilities for the gaming operations in the City of Gary ("BHR Property"). BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump Indiana have each entered into an agreement with BHR (the "Berthing Agreement") to use BHR Property for their respective gaming operations and have committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR are billed to Trump Indiana and the Company at cost. Accordingly, BHR records as expenses the cost of providing such services and records as other revenues the amounts billed to Trump Indiana and the Company.

The Company has paid BHR approximately $1.3 million and $3.8 million of berthing fees for the three- and nine-month periods ended September 30, 2005, and $1.3 million and $5.2 million for the three- and nine-month periods ended September, 2004, respectively. Such amounts are recorded in general and administrative expense in the consolidated statements of operations.

Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. All of the restaurants at BHR, which include Passports-A World Class Buffet and Koko Taylor’s Blues Café, are run by third party operators. Majestic Star sends guests to these restaurants and the other food and beverage operations at BHR, and the proprietors of these businesses charge Majestic Star for the meals served and the services provided. In addition, Majestic Star reimburses BHR for valet services it provides to guests of Majestic Star. Majestic Star paid approximately $0.9 million and $2.6 million to BHR, and to restaurants and other food and beverage operations at BHR, for valet services in the three- and nine-month periods ended September 30, 2005, and approximately $0.6 million and $1.7 million in the three- and nine-month periods ended September 30, 2004, respectively. Food, beverage and valet costs are recorded in casino expense in the Company's consolidated statements of operations. After Majestic Star and Trump Indiana reimburse BHR for all cash operating losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property and is recorded as a loss on investment in Buffington Harbor Riverboats, LLC on the Company’s consolidated statement of operations. The allocated net losses were approximately $1.2 million for each of the three-month periods ended September 30, 2005 and 2004, and $3.6 million and $3.7 for the nine-month periods ended September 30, 2005 and 2004, respectively. Because of the nature of the BHR arrangement, the Company records its equity in the loss of BHR as a component of operating income in the accompanying financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents selected financial information for BHR as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

	September 30,	December 31,
BALANCE SHEETS	2005	2004

Cash	$703,874	$311,052
Current assets, excluding cash	1,214,671	2,233,904
Property, plant and equipment, net	53,823,681	57,199,307
Other assets	79,802	82,359

Total assets	$55,822,028	$59,826,622

Current liabilities	$4,225,207	$4,657,377
Capital lease obligation, net of current	220,831	304,704

Total liabilities	4,446,038	4,962,081

Total members' equity	51,375,990	54,864,541

Total liabilities and members' equity	$55,822,028	$59,826,622

The Majestic Star Casino, LLC member's equity	$25,687,995	$27,432,270

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
STATEMENTS OF INCOME	2005	2004	2005	2004

Gross revenue	$2,898,642	$2,951,871	$8,846,167	$8,536,109

Operating loss	$(1,062,791)	$(1,232,095)	$(3,480,099)	$(3,708,453)

Net loss	$(1,222,896)	$(1,232,116)	$(3,641,292)	$(3,708,812)

BHR 1995-1997 Sales and Use Tax Assessment

In October 1999, the Indiana Department of State Revenue (the “Department”) assessed BHR $1.0 million related to a sales and use tax audit pertaining to the years 1995 to 1997. The assessment was comprised of $0.8 million for taxes owed, $0.1 million for interest and $0.1 million for penalties. In December 1999, BHR filed a protest on a portion of the assessment (the “Initial Protest”). The protest covered BHR’s purchases of specified kitchen equipment that BHR believed was exempt from tax since it was property used or consumed in the direct production of food products, tax on purchases of “materials” under lump sum construction contracts, which required the contractor to pay any and all taxes related to the purchase of such materials, improper assessment of use tax on purchases on which BHR paid sales tax, improper assessment of use tax on purchases, and the interest and penalties related to the protested items. In December 1999, BHR paid $0.6 million of the assessment that was not under dispute.

In August 2002, BHR and the Department entered into a Memorandum of Agreement which resolved a number of issues related to the Initial Protest. In November 2002, BHR made an additional payment of $0.1 million related to the Memorandum of Agreement.

In October 2005, the Department issued its Letter of Findings on the remaining assessments outstanding. The Department upheld its initial assessment, but agreed to waive all penalties associated with the assessment. With interest, the balance due is $0.2 million.

BHR has made the necessary accrual for the remaining assessment due and Majestic Star has recorded its proportionate share of 50% of the accrual as a liability due to BHR.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BHR 1998-2002 Sales and Use Tax Assessment

In October 2002, the Department assessed BHR for unpaid sales and use taxes, along with interest, for the years 1998 through 2001, in the amount of $0.4 million. The assessments relate to the purchases of capital and related items, supplies, the lease of vehicles and rental of other items, where no taxes were paid when the items were purchased. In addition, included in the assessment for the years 1999 through 2001, is a tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of Trump Indiana and Majestic Star as “retail transactions” subject to sales tax at the partners’ reimbursed costs to BHR. In October 2005, the Department further assessed BHR an additional $0.3 million, inclusive of interest and penalties, for the year 2002. The 2002 assessment is for many of the similar items as found in the 1998 through 2001 assessment. However, in the 2002 assessment, the Department is now assessing complimentary food provided to the patrons of Trump Indiana and Majestic Star based on the retail value of the transactions rather than the reimbursed costs as described for the 1999 through 2001 years. Based on the current method of assessing tax on complimentary food, it is estimated that an additional tax assessment of $0.1 million would apply to 2003. As a result of BHR outsourcing its restaurant operations to third parties, no tax would be due for 2004 and the nine months ended September 30, 2005. Any sales and use tax obligations would be the responsibility of the third party restaurant operators.

BHR has accrued or paid for the 1998 through 2002 sales and use tax assessments related to capital purchases, operating and supply purchases and leased items. The remaining amount outstanding of $0.6 million, relates to the sales and use tax on complimentary meals. BHR is disputing the assessment of sales tax on food provided at no charge, to the employees and patrons of Trump Indiana and Majestic Star, pursuant to the decision in Hyatt Corp. v. Indiana Department of State Revenue (“Hyatt”). In Hyatt, the Department assessed Hyatt for complimentary continental breakfasts and amenity meals provide to its customers, plus the free meals provided to Hyatt’s full time employees. Under Indiana Code, sales of food intended for human consumption are exempt from sales tax. Food includes many food products (cereal, milk, eggs, meat, fish, vegetables, fruit, spices, etc) that are prepared for human consumption. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. BHR is arguing that since its inception, it has acted as the agent of Majestic Star and Trump Indiana with authority to purchase, prepare and provide food to their employees and patrons. This arrangement was memorialized in a written Limited Agency Agreement dated effective January 1, 2001. BHR’s position has been that all acts performed by it in its agency capacity (including the purchase, preparation and delivery of food) should be treated as though the acts had been performed by BHR’s joint venture partners, Majestic Star and Trump Indiana.

BHR has not reserved for the assessment related to the prepared meals provided to the guests of Majestic Star and Trump Indiana. BHR continues to pursue its dispute with the Department.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.	Long-term Debt

	September 30,	December 31,
	2005	2004
Long-term debt outstanding is as follows:

9 1/2% senior secured notes due 2010	$260,000,000	$260,000,000

Senior secured credit facility	39,005,285	40,965,000

11.653% unsecured notes	15,995,056	15,892,960

Long-term debt	$315,000,341	$316,857,960

Less current maturities	-	-

Total long-term debt	$315,000,341	$316,857,960

9 ½% SENIOR SECURED NOTES DUE 2010

The 9 ½% notes bear interest at a fixed annual rate of 9.5% payable semi-annually on April 15 and October 15 of each year with a final payment of interest and principal due on October 15, 2010. The 9 ½% notes are collateralized by substantially all of the current and future assets of the Company and the subsidiary guarantors, other than certain excluded assets. The 9 ½% notes are also collateralized by our equity interests held by BDI and our equity interests in the subsidiary guarantors.

The indenture governing the 9 ½% notes contains covenants which, among other things, restrict the Company's ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties; (iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries' assets. In addition, upon a Change of Control as defined in the indenture governing the 9 ½% notes, the Company will be required to offer to repurchase all of the outstanding 9 ½% notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

SENIOR SECURED CREDIT FACILITY

The Company has an $80.0 million credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”). Subject to certain exceptions, the $80.0 million credit facility is secured by a pledge of our equity held by BDI and the equity of our subsidiary guarantors and a first priority lien on substantially all of the assets of the Company. Borrowings under the $80.0 million credit facility bear interest at the Company's choice of LIBOR plus a range of 3.00% to 3.50% or Wells Fargo's base rate (which approximates the prime rate) plus a range of 0.25% to 0.75%. The range is determined based on the Company's EBITDA (earnings before interest, taxes, depreciation, amortization and other adjustments as defined in the Loan and Security Agreement and amendments thereto). Full payment of any outstanding balance under the $80.0 million credit facility is due upon maturity of the agreement in October 2007. The $80.0 million credit facility includes covenants similar to those set forth in the indenture governing the 9 ½% notes, and also requires the Company to maintain, as defined in the covenants, minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. During the nine months ended September 30, 2005, the Company incurred interest expense on borrowings ranging from 5.65% to 7.50%.

At September 30, 2005 and at December 31, 2004, the Company had available borrowing capacity under the $80.0 million credit facility of approximately $41.0 million and $39.0 million, respectively.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 17, 2005, the Company entered into Amendment Number Two to the Loan and Security Agreement (“Amendment Two”). Amendment Two clarifies that the Company’s 2004 purchase of 170 acres of land located adjacent to the Buffington Harbor gaming complex is not a “Capital Expenditure” under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two is effective as of March 1, 2005.

On August 10, 2005, the Company entered into Amendment Number Three to the Loan and Security Agreement (“Amendment Three”). Amendment Three modifies the definition of EBITDA such that the Company can add back to EBITDA the termination charge of $2.3 million related to the sale of substantially all of the assets of Fitzgeralds Black Hawk (see Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk). In addition, the Company also amended the quarterly interest coverage ratio covenant contained in the Loan and Security Agreement, starting with the third quarter of 2005 through the fourth quarter of 2006. These amendments are effective as of June 15, 2005.

11.653% UNSECURED NOTES

At September 30, 2005 and December 31, 2004, Investor Holdings had debt outstanding of $16.0 million and $15.9 million, respectively, related to its 11.653% notes, net of unamortized original issue discount of $0.3 million and $0.4 million, respectively. The 11.653% notes bear interest at a fixed rate of 11.653% per annum payable semi-annually on May 31 and November 30 each year. The 11.653% notes will mature on November 30, 2007. There are no guarantees related to the 11.653% notes, and the 11.653% notes are unsecured.

NOTE 8.	Commitments and Contingencies

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described below, management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows.

On July 14, 2005, the City of Black Hawk delivered a Notice of Abatement to Fitzgeralds Black Hawk. The notice alleged that a partially demolished historic structure owned by Fitzgeralds Black Hawk (the “Masonic Building”) constituted a public nuisance, and ordered that Fitzgeralds Black Hawk make substantial progress within seven (7) days to abate the nuisance by rebuilding the Masonic Building. Previously, the Masonic Building was partially demolished to preserve the façade and southwest wall by shoring, and in anticipation of encapsulating the remaining portions into a casino expansion. Two of the walls of the structure now remain in place supported by iron shoring beams.

In response to the Notice of Abatement, we proposed to the City of Black Hawk a four-phased proposal to address the Masonic Building and casino expansion, with later phases being contingent upon obtaining financing. Under the proposal’s phase-one, which was not contingent on financing, the iron shoring beams on the outside of the façade and wall would have been moved to the inside to immediately improve the Masonic Building’s appearance, and casino expansion would be initiated by installation of caissons in the Building’s interior footprint,  at an estimated cost of between $0.4 million and $0.5 million. While City of Black Hawk officials initially encouraged the submission of this phase-one proposal, it was rejected by Black Hawk’s City Council at its meeting on August 24, 2005.

At that meeting, the City Council instead demanded that we use the funds available for phase-one construction, to exercise our option to purchase nearby vacant land owned by the City of Black Hawk. In response, Fitzgeralds Black Hawk proposed to exercise its option as requested, but to address financing constraints by making payments over three years. The City of Black Hawk rejected this offer, and by letter of October 3, 2005 instead notified us that it had unilaterally terminated our option, and would immediately entertain other offers to purchase the vacant land. Accordingly, on October 6, 2005, we filed a Complaint in the District Court for Jefferson County, Colorado, styled Barden Colorado Gaming, LLC v. City of Black Hawk of Black Hawk, seeking a declaration that the option remains valid until September of 2006. Acquiring the vacant land under option would cost the Company approximately $1.5 million.

On November 10, 2005, Fitzgeralds Black Hawk was served with a Verified Complaint in an action styled City of Black Hawk of Black Hawk v. Barden Colorado Gaming LLC. The Verified Complaint, which has been filed in the Municipal Court for the City of Black Hawk, asserts that Fitzgeralds Black Hawk maintains a partially demolished historic building which constitutes a public nuisance. At this time, the City of Black Hawk seeks a finding that the structure violates the Municipal Code, an injunction prohibiting Fitzgeralds Black Hawk from keeping the alleged nuisance, an injunction directing Fitzgeralds Black Hawk to rebuild the historic structure, and assessment of a penalty in the amount of $499 for each day of the alleged violation, beginning on June 1, 2005. Fitzgeralds Black Hawk’ answer is due, and a hearing will be held, on December 21, 2005. Fitzgeralds Black Hawk is currently evaluating the facts and applicable law as it relates to this case and thus it is too early to determine the likely outcome. Fitzgeralds Black Hawk expects the casino expansion to cost approximately $24.0 million, including the re-construction of the Masonic Building and the purchase of associated gaming equipment and other furniture and fixtures. The cost to re-construct the Masonic Building, without engaging in the full casino expansion, is anticipated to cost between $13.0 million and $16.0 million.

In July 2004, a former employee of The Majestic Star Casino, LLC filed a collective action against the Company and the motor vessel Majestic Star to collect overtime wages which plaintiff alleges were not paid in violation of the Fair Labor Standards Act. On September 6, 2005, the Company and the plaintiffs entered into a Release and Settlement Agreement pursuant to which the Company paid the plaintiffs $13,000 in exchange for a full and final release of all claims arising out of plaintiffs’ employment with the Company. The parties executed a Joint Stipulation of Dismissal and filed the same on September 15, 2005.

In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs’ website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney’s fees. Each of the casino defendants, including Barden Mississippi, has filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. The plaintiffs’ antitrust and common law tort claims against the Tunica County Tourism Commission have been dismissed. The casino defendants have filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs have filed a motion for summary judgment with respect to each of the casino defendants’ counterclaims. Both motions are currently pending before the court. The parties have agreed to postpone the mediation that was previously scheduled for October 6 and 7, 2005 to a date not yet determined. The trial date for this matter is currently set for August 28, 2006. The Company intends to vigorously defend against the lawsuit; however, it is too early to determine the outcome and the effect, if any, on the Company’s financial position and results of operations. The Company has established an accrual of $65,000 related to this litigation.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MAJESTIC STAR SALES AND USE TAX ASSESSMENT

In October 2005, the Department assessed Majestic Star for unpaid sales and uses taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The sales and use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. Subsequent to the assessment, Majestic Star’s management met with a representative of the Department to discuss the audit findings. Majestic Star has accrued $0.2 million at September 30, 2005 based on what it believes to be its liability. The remaining $0.1 million of the assessment relates to:

1.
The difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and

2.	Sales tax on the retail value of complimentary food provided to Majestic Star’s customers.

Both 1 and 2 above relate to the period August 2003 through 2004.

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. At or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At the time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. Majestic Star also filed a claim for refund with the Department for the taxes paid. That claim is currently outstanding. Majestic Star believes that it has no liability for prepared food for human consumption based on the Hyatt decision (see Note 6-Investment in Buffington Harbor Riverboats, LLC for a discussion of Hyatt). In addition, Majestic Star believes it only has a liability for sales tax on the cost, and not retail value, of merchandise and other products provided to its customers at no charge. Majestic Star is pursing its dispute with the Department.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER CONTINGENCIES

The Company and Trump Indiana have each entered into parallel operating lease agreements with Buffington Harbor Parking Associates, LLC (“BHPA”), each having a term until December 31, 2018. The gross rental payments are designed to provide BHPA with sufficient funds to service its debt over the life of the lease agreement. The operating lease agreement calls for the Company and Trump Indiana to make monthly lease payments for the full monthly amount due BHPA, although each party is entitled to a credit for 50% of such payment if the other party makes its monthly payment. Since the inception of the lease, neither the Company nor Trump Indiana has had to make a payment greater than 50% of the required rent.  Majestic Star's share of the monthly amount due BHPA is approximately $0.2 million.

LETTER OF CREDIT/SURETY BOND

As part of a self-insured worker’s compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Such certificate of deposit is recorded in restricted cash on the Company's consolidated balance sheets (see Note 4 - Restricted Cash).

To secure payment of claims under the workers’ compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $1.25 million, which is secured by a certificate of deposit in a similar amount. Such certificate of deposit is recorded in restricted cash on the Company’s consolidated balance sheet (see Note 4 - Restricted Cash).

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

The Company had posted an appeal bond in the amount of $0.4 million regarding the unfavorable ruling against the Company by the U.S. District Court for the Northern District of Mississippi. This bond was secured by a letter of credit. Investor Holdings in turn had restricted $0.4 million of its cash to secure the letter of credit. The Company settled the matter and paid the judgment during the second quarter of 2005 and the bond was released in August 2005. The letter of credit has been terminated and the restricted cash released.

NOTE 9.	Related Party Transactions

MANAGER AGREEMENT

Distributions to BDI under the Manager Agreement dated October 7, 2003 are governed and limited by the terms of the indenture governing the 9 ½% notes and by the terms of the $80.0 million credit facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company's consolidated cash flow (as defined in the indenture governing the 9 ½% notes and the Loan and Security Agreement for the $80.0 million credit facility) for the immediately preceding fiscal quarter. The Company is compliant with the distribution limitations within the Manager Agreement.

During the quarters ended September 30, 2005 and 2004, Majestic Star made distributions of $1.3 million and $1.5 million, respectively. During each of the nine-month periods ended September 30, 2005 and 2004, Majestic Star made distributions of $3.9 million to BDI pursuant to the Manager Agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TAX DISTRIBUTIONS

Pursuant to the terms in the indenture governing the 9 ½% notes and the loan agreement for the $80.0 million credit facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities.

In the second quarter of 2005, Majestic Star made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes.

TRANSACTIONS BY OR WITH AFFILIATES

During the three- and nine-month periods ended September 30, 2005, the Company incurred rent expense payable to BHPA totaling $0.5 million and $1.6 million, respectively, compared to $0.5 million and $2.0 million, respectively, during the  three- and nine-month periods ended September 30, 2004. Accrued rent payable to BHPA was $1.1 million at both September 30, 2005 and December 31, 2004.

BARDEN NEVADA EXPENSE SHARING AGREEMENT

The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”), a wholly owned subsidiary of Barden Development, Inc. and a Fitzgeralds branded hotel and casino in Las Vegas, Nevada (“Fitzgeralds Las Vegas”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. During each of three-month periods ended September 30, 2005 and 2004, the expense sharing fees charged to Barden Nevada were $0.3 million. During the nine months ended September 30, 2005 and 2004, the expense sharing fees charged to Barden Nevada were $1.0 million and $0.8 million, respectively.

BARDEN NEVADA REVOLVING PROMISSORY NOTE

On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo, the agent bank under the Company’s $80.0 million credit facility (see Note 7 - Long-Term Debt). Interest is paid quarterly, in arrears. Any normal operating costs that are funded by the Company and not repaid by Barden Nevada within thirty days and any interest not paid when due will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007, along with accrued and unpaid interest. As of September 30, 2005, the principal balance of the note was $4.5 million.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
.
NOTE 10.	Subsequent Event

On November 3, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Trump Entertainment Resorts Holdings, L.P. (“Trump Holdings”) for the purchase by the Company of 100% of the stock of Trump Indiana. Trump Indiana owns and operates a casino vessel and hotel at Buffington Harbor in Gary, Indiana. The Company will pay a purchase price of $253.0 million, less (i) 50% of the amount of long term debt and capitalized lease obligations and other non-current liabilities of BHR and BHPA as of the Closing Date, (ii) the amount of any long term debt, capitalized lease obligations and other non-current liabilities of Trump Indiana as of the Closing Date, (iii) the $2.0 million Riverboat Owner’s License transfer fee required under Indiana law, (iv) the severance obligations to certain employees to the extent not satisfied by Trump Indiana prior to the closing, (v) any commitment fee payable to the underwriter’s of the acquisition, up to a certain limitation, (vi) any amounts that Trump Indiana owes the City of Gary pursuant to its development agreement with the City of Gary and (vii) other adjustments for working capital, cash and customary representations and warranties. Upon executing the Stock Purchase Agreement, the Company paid Trump Holdings a $5.0 million deposit, which will be credited against the purchase price at closing, and is refundable to the Company only if Trump Holdings should fail to close under certain circumstances. The Company currently owns a casino vessel adjacent to Trump Indiana’s casino vessel, and through a joint venture with Trump Indiana, owns and operates Buffington Harbor Riverboats, LLC, which manages all ancillary operations at Buffington Harbor (see Note 6 - Investment in Buffington Harbor Riverboats, LLC). BHR will become a wholly owned subsidiary of the Company upon acquisition of Trump Indiana. Trump Indiana and BDI, jointly own the parking garage located at Buffington Harbor (see Note 8 - Commitments and Contingencies). Consistent with the terms of the Stock Purchase Agreement, the transaction is expected to close by the end of the year, subject to required regulatory approvals.

NOTE 11.	Segment Information

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

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There are minimal inter-segment sales.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Properties' operations by business segment for the three- and nine-month periods ended September 30, 2005 and 2004 and a summary of the Properties’ assets as of September 30, 2005 and December 31, 2004 are presented below:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net revenues:	(in thousands)
Majestic Star Casino	$34,707	$34,191	$105,012	$107,781
Fitzgeralds Tunica	20,781	21,030	62,817	63,763
Fitzgeralds Black Hawk	9,249	9,272	26,823	27,373
Total	$64,737	$64,493	$194,652	$198,917

Operating income (loss):
Majestic Star Casino	$3,950	$3,542	$13,516	$11,603
Fitzgeralds Tunica	2,403	2,621	8,495	9,687
Fitzgeralds Black Hawk	2,411	2,926	6,084	7,769
Corporate (1)	(1,368)	(826)	(6,526)	(2,506)
Majestic Investor Holdings	(64)	(99)	(219)	(627)
Total	$7,332	$8,164	$21,350	$25,926

Segment depreciation and amortization:
Majestic Star Casino	$2,209	$2,038	$6,489	$5,831
Fitzgeralds Tunica	2,578	2,258	7,587	6,493
Fitzgeralds Black Hawk	565	65	2,525	994
Majestic Investor Holdings	69	70	208	208
Total	$5,421	$4,431	$16,809	$13,526

Expenditure for additions to long-lived assets:
Majestic Star Casino	$1,723	$630	$4,061	$26,086
Fitzgeralds Tunica	1,349	1,766	3,996	4,835
Fitzgeralds Black Hawk	206	419	2,015	1,055
Total	$3,278	$2,815	$10,072	$31,976

	As of	As of
	September 30,	December 31,
	2005	2004
Segment assets:	(in thousands)
Majestic Star Casino (2)	$238,000	$254,702
Fitzgeralds Tunica	76,568	80,452
Fitzgeralds Black Hawk	30,846	31,032
Majestic Investor Holdings	3,026	2,158
Total	348,440	368,344
Less: Intercompany	(105,680)	(121,968)
Total	$242,760	$246,376

(1)
Corporate expenses reflect payroll, benefits, travel, Sarbanes Oxley compliance charges, Fitzgeralds Black Hawk termination of sale charges, and other costs associated with our corporate staff and are not allocated to the properties.

(2)
The assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk totaling $105.7 million at September 30, 2005. At December 31, 2004, the assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $122.0 million. Intercompany receivables are eliminated in consolidation.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Under the indenture governing the 9½% senior secured notes and the Loan and Security Agreement for the $80.0 million credit facility, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries.

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (a co-issuer of the 9 ½% senior secured notes but an entity with no operations), the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2005
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,039,155	$-	$10,498,352	$-		$17,537,507
Restricted cash	900,000	-	1,250,000	-		2,150,000
Accounts receivable, net	1,335,228	-	699,075	-		2,034,303
Inventories	60,306	-	591,909	-		652,215
Prepaid expenses and deposits	1,743,738	-	607,578	-		2,351,316
Receivable from affiliate	217,806	-	26,540	(70,147)		174,199
Total current assets	11,296,233	-	13,673,454	(70,147)	(a)	24,899,540

Property, equipment and improvements, net	76,605,121	-	83,072,866	-		159,677,987
Intangible assets, net	-	-	6,860,496	-		6,860,496
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	4,141,983	-	307,815	-		4,449,798
Deferred financing and transaction costs
related to the acquisition of Trump Indiana	851,179	-	-	-		851,179
Note receivable - affiliate	4,453,331	-	-	-		4,453,331
Investment in Buffington Harbor
Riverboat, LLC	25,687,995	-	-	-		25,687,995
Long term receivable - related party	105,609,816	-	-	(105,609,816)	(a)	-
Other assets	9,353,899	-	603,124	-		9,957,023
Total other assets	150,098,203	-	910,939	(105,609,816)		45,399,326
Total assets	$237,999,557	$-	$110,440,153	$(105,679,963)		$242,759,747

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,354,133	$-	$1,036,556	$-		$2,390,689
Payable to related party	13,037	-	57,110	(70,147)	(a)	-
Accrued liabilities:
Payroll and related	2,770,011	-	3,778,320	-		6,548,331
Interest	11,645,764	-	632,758	-		12,278,522
Property and franchise taxes	4,645,217	-	587,911	-		5,233,128
Other accrued liabilities	5,118,748	-	5,525,051	-		10,643,799
Total current liabilities	25,546,910	-	11,617,706	(70,147)		37,094,469

Investment in subsidiaries	22,782,425	-	-	(22,782,425)	(b)	-
Due to related parties	-	-	105,609,816	(105,609,816)	(a)	-
Long-term debt, net of current maturities	299,005,285	260,000,000	15,995,056	(260,000,000)	(c)	315,000,341
Total liabilities	347,334,620	260,000,000	133,222,578	(388,462,388)		352,094,810
Member's deficit	(109,335,063)	(260,000,000)	(22,782,425)	282,782,425	(b) (c)	(109,335,063)
Total liabilities and member's deficit	$237,999,557	$-	$110,440,153	$(105,679,963)		$242,759,747

(a)	To eliminate intercompany receivables and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)
As more fully described in Note 7 - Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 ½% senior secured notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2004
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,433,545	$-	$5,893,907	$-		$14,327,452
Restricted cash	900,000	-	1,640,008	-		2,540,008
Accounts receivable, net	1,329,576	-	735,405	-		2,064,981
Inventories	92,303	-	428,182	-		520,485
Prepaid expenses and deposits	1,575,936	-	636,460	-		2,212,396
Receivable from affiliate	775,722	-	21,799	(82,305)	(a)	715,216
Assets held for sale	-	-	30,683,526	-		30,683,526
Total current assets	13,107,082	-	40,039,287	(82,305)		53,064,064

Property, equipment and improvements, net	78,679,302	-	63,501,914	-		142,181,216
Intangible assets, net	-	-	5,229,904	-		5,229,904
Goodwill	-	-	3,997,904	-		3,997,904
Other assets:
Deferred financing costs, net	4,947,983	-	413,740	-		5,361,723
Investment in Buffington Harbor
Riverboat, LLC	27,432,270	-	-	-		27,432,270
Long term receivable - related party	121,884,816	-	-	(121,884,816)	(a)	-
Other assets	8,650,694	-	458,689	-		9,109,383
Total other assets	162,915,763	-	872,429	(121,884,816)		41,903,376
Total assets	$254,702,147	$-	$113,641,438	$(121,967,121)		$246,376,464

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$940,307	$-	$811,223	$-		$1,751,530
Payable to related party	-	-	82,305	(82,305)	(a)	-
Accrued liabilities:
Payroll and related	3,216,179	-	3,086,986	-		6,303,165
Interest	5,365,530	-	158,189	-		5,523,719
Property and franchise taxes	4,811,880	-	517,292	-		5,329,172
Other accrued liabilities	6,040,223	-	4,256,371	-		10,296,594
Liabilities related to assets held for sale	-	-	2,713,847	-		2,713,847
Total current liabilities	20,374,119	-	11,626,213	(82,305)		31,918,027

Investment in subsidiaries	35,762,551	-	-	(35,762,551)	(b)	-
Due to related parties	-	-	121,884,816	(121,884,816)	(a)	-
Long-term debt, net of current maturities	300,965,000	260,000,000	15,892,960	(260,000,000)	(c)	316,857,960
Total liabilities	357,101,670	260,000,000	149,403,989	(417,729,672)		348,775,987
Member's deficit	(102,399,523)	(260,000,000)	(35,762,551)	295,762,551	(b) (c)	(102,399,523)
Total liabilities and member's deficit	$254,702,147	$-	$113,641,438	$(121,967,121)		$246,376,464

(a)	To eliminate intercompany receivables and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)
As more fully described in Note 7 - Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the 9 ½% senior secured notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$37,704,116	$-	$31,782,721	$-		$69,486,837
Rooms	-	-	2,004,744	-		2,004,744
Food and beverage	438,194	-	3,123,769	-		3,561,963
Other	933,613	-	433,191	-		1,366,804
Gross revenues	39,075,923	-	37,344,425	-		76,420,348
Less promotional allowances	4,369,136	-	7,314,389	-		11,683,525
Net operating revenues	34,706,787	-	30,030,036	-		64,736,823

OPERATING COSTS AND EXPENSES:
Casino	7,241,329	-	9,641,093	-		16,882,422
Rooms	-	-	448,211	-		448,211
Food and beverage	508,159	-	960,410	-		1,468,569
Other	-	-	259,099	-		259,099
Gaming taxes	10,835,296	-	4,189,768	-		15,025,064
Advertising and promotion	1,964,929	-	1,986,443	-		3,951,372
General and administrative	6,255,406	-	4,560,256	-		10,815,662
Corporate expense	1,367,628	-	-	-		1,367,628
Economic incentive tax - City of Gary	1,131,164	-	-	-		1,131,164
Depreciation and amortization	2,208,724	-	3,212,225	-		5,420,949
Loss on investment in Buffington
Harbor Riverboats, LLC	611,448	-	-	-		611,448
Loss on disposal of assets	-	-	23,378	-		23,378
Total operating costs and expenses	32,124,083	-	25,280,883	-		57,404,966

Operating income	2,582,704	-	4,749,153	-		7,331,857

OTHER INCOME (EXPENSE):
Interest income	67,295	-	15,452	-		82,747
Interest expense	(6,999,859)	-	(474,614)	-		(7,474,473)
Other non-operating expense	(37,191)	-	-	-		(37,191)
Equity in net income of subsidiaries	4,289,991	-	-	(4,289,991)	(a)	-
Total other expense	(2,679,764)	-	(459,162)	(4,289,991)		(7,428,917)

Net (loss) income	$(97,060)	$-	$4,289,991	$(4,289,991)		$(97,060)

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	36,159,528	$-	31,897,779	$-		$68,057,307
Rooms	-	-	2,026,708	-		2,026,708
Food and beverage	453,296	-	3,181,614	-		3,634,910
Other	795,877	-	420,020	-		1,215,897
Gross revenues	37,408,701	-	37,526,121	-		74,934,822
Less promotional allowances	3,217,992	-	7,223,809	-		10,441,801
Net operating revenues	34,190,709	-	30,302,312	-		64,493,021

OPERATING COSTS AND EXPENSES:
Casino	7,085,399	-	10,264,125	-		17,349,524
Rooms	-	-	449,177	-		449,177
Food and beverage	509,771	-	1,209,458	-		1,719,229
Other	526,100	-	255,759	-		781,859
Gaming taxes	10,399,342	-	4,174,114	-		14,573,456
Advertising and promotion	2,379,789	-	1,930,024	-		4,309,813
General and administrative	6,007,515	-	4,191,863	-		10,199,378
Corporate expense	825,766	-	-	-		825,766
Economic incentive tax - City of Gary	1,087,049	-	-	-		1,087,049
Depreciation and amortization	2,038,075	-	2,392,515	-		4,430,590
Loss on investment in Buffington
Harbor Riverboats, LLC	616,058	-	-	-		616,058
Gain on disposal of assets	(800)	-	(12,265)	-		(13,065)
Total operating costs and expenses	31,474,064	-	24,854,770	-		56,328,834

Operating income	2,716,645	-	5,447,542	-		8,164,187

OTHER INCOME (EXPENSE):
Interest income	10,107	-	7,755	-		17,862
Interest expense	(6,642,646)	-	(474,567)	-		(7,117,213)
Other non-operating expense	(44,656)	-	-	-		(44,656)
Equity in net income of subsidiaries	4,980,730	-	-	(4,980,730)	(a)	-
Total other expense	(1,696,465)	-	(466,812)	(4,980,730)		(7,144,007)

Net income	$1,020,180	$-	$4,980,730	$(4,980,730)		$1,020,180

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$113,843,473	$-	$95,001,974	$-		$208,845,447
Rooms	-	-	5,716,417	-		5,716,417
Food and beverage	1,298,191	-	9,234,148	-		10,532,339
Other	2,552,643	-	1,264,638	-		3,817,281
Gross revenues	117,694,307	-	111,217,177	-		228,911,484
Less promotional allowances	12,682,535	-	21,577,035	-		34,259,570
Net operating revenues	105,011,772	-	89,640,142	-		194,651,914

OPERATING COSTS AND EXPENSES:
Casino	21,142,605	-	29,245,442	-		50,388,047
Rooms	-	-	1,273,264	-		1,273,264
Food and beverage	1,484,998	-	2,949,414	-		4,434,412
Other	-	-	760,976	-		760,976
Gaming taxes	32,679,749	-	12,395,508	-		45,075,257
Advertising and promotion	5,672,518	-	5,673,782	-		11,346,300
General and administrative	18,783,859	-	12,604,539	-		31,388,398
Corporate expense	6,525,812	-	-	-		6,525,812
Economic incentive tax - City of Gary	3,419,136	-	-	-		3,419,136
Depreciation and amortization	6,488,653	-	10,319,964	-		16,808,617
Loss on investment in Buffington
Harbor Riverboats, LLC	1,820,646	-	-	-		1,820,646
Loss on disposal of assets	3,644	-	57,709	-		61,353
Total operating costs and expenses	98,021,620	-	75,280,598	-		173,302,218

Operating income	6,990,152	-	14,359,544	-		21,349,696

OTHER INCOME (EXPENSE):
Interest income	137,025	-	44,338	-		181,363
Interest expense	(20,730,746)	-	(1,423,751)	-		(22,154,497)
Other non-operating expense	(115,860)	-	-	-		(115,860)
Equity in net income of subsidiaries	12,980,131	-	-	(12,980,131)	(a)	-
Total other expense	(7,729,450)	-	(1,379,413)	(12,980,131)		(22,088,994)

Net (loss) income	$(739,298)	$-	$12,980,131	$(12,980,131)		$(739,298)

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$114,063,831	$-	$95,645,265	$-		$209,709,096
Rooms	-	-	5,820,214	-		5,820,214
Food and beverage	1,391,537	-	8,712,546	-		10,104,083
Other	2,137,763	-	1,293,014	-		3,430,777
Gross revenues	117,593,131	-	111,471,039	-		229,064,170
Less promotional allowances	9,812,188	-	20,334,699	-		30,146,887
Net operating revenues	107,780,943	-	91,136,340	-		198,917,283

OPERATING COSTS AND EXPENSES:
Casino	22,142,910	-	30,989,613	-		53,132,523
Rooms	-	-	1,381,473	-		1,381,473
Food and beverage	1,571,671	-	2,981,421	-		4,553,092
Other	591,746	-	755,197	-		1,346,943
Gaming taxes	32,609,587	-	12,475,407	-		45,084,994
Advertising and promotion	6,787,231	-	5,454,879	-		12,242,110
General and administrative	21,368,930	-	12,564,829	-		33,933,759
Corporate expense	2,506,052	-	-	-		2,506,052
Economic incentive tax - City of Gary	3,423,286	-	-	-		3,423,286
Depreciation and amortization	5,830,605	-	7,695,315	-		13,525,920
Loss on investment in Buffington
Harbor Riverboats, LLC	1,854,406	-	-	-		1,854,406
(Gain) loss on disposal of assets	(2,462)	-	8,754	-		6,292
Total operating costs and expenses	98,683,962	-	74,306,888	-		172,990,850

Operating income	9,096,981	-	16,829,452	-		25,926,433

OTHER INCOME (EXPENSE):
Interest income	14,642	-	13,623	-		28,265
Interest expense	(19,947,795)	-	(1,423,703)	-		(21,371,498)
Other non-operating expense	(168,504)	-	-	-		(168,504)
Equity in net income of subsidiaries	15,419,372	-	-	(15,419,372)	(a)	-
Total other expense	(4,682,285)	-	(1,410,080)	(15,419,372)		(21,511,737)

Net income	$4,414,696	$-	$15,419,372	$(15,419,372)		$4,414,696

(a) To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(851,319)	$-	$24,082,577	$-	$23,231,258

CASH FLOWS FROM INVESTING
ACTIVITIES:
Decrease in restricted cash	-	-	390,008	-	390,008
Acquisition of property and equipment	(4,061,012)	-	(6,011,317)	-	(10,072,329)
Increase in prepaid leases and deposits	(71,400)	-	-	-	(71,400)
Investment in Buffington Harbor Riverboats, L.L.C.	(76,371)	-	-	-	(76,371)
Proceeds from disposal of assets	-	-	23,900	-	23,900
Net cash used in investing activities	(4,208,783)	-	(5,597,409)	-	(9,806,192)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from line of credit	23,389,581	-	-	-	23,389,581
Repayment of line of credit	(25,349,296)	-	-	-	(25,349,296)
Advances on revolving credit facility with affiliate	(4,453,331)	-	-	-	(4,453,331)
Cash received from (advanced to)
related parties	16,275,000	-	(16,275,000)	-	-
Distribution to Barden Development, Inc.	(6,196,242)	-	-	-	(6,196,242)
Net cash provided by (used in) financing
activities	3,665,712	-	(16,275,000)	-	(12,609,288)

Net increase in cash and cash equivalents	(1,394,390)	-	2,210,168	-	815,778

Cash and cash equivalents, beginning
of period	8,433,545	-	5,893,907	-	14,327,452
Cash previously classified as held for sale	-	-	2,394,277	-	2,394,277

Cash and cash equivalents, end of period	$7,039,155	$-	$10,498,352	$-	$17,537,507

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Barden Development, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(unaudited)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(493,434)	$-	$22,963,425	$-	$22,469,991

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in restricted cash	-	-	(390,008)	-	(390,008)
Acquisition of property and equipment	(26,085,418)	-	(5,890,592)	-	(31,976,010)
Decrease in prepaid leases and deposits	10,683	-	-	-	10,683
Investment in Buffington Harbor Riverboats, LLC	(71,606)	-	-	-	(71,606)
Proceeds from disposal of equipment	168,212	-	81,161	-	249,373
Net cash used in investing activities	(25,978,129)	-	(6,199,439)	-	(32,177,568)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	(229,507)	-	-	-	(229,507)
Issuance cost for the $80.0 million secured credit facility	(58,652)	-	-	-	(58,652)
Proceeds from line of credit	32,901,293	-	-	-	32,901,293
Repayment of line of credit	(23,244,786)	-	-	-	(23,244,786)
Cash received from (paid to) related parties	19,193,611	-	(19,060,611)	-	133,000
Advances to affiliate - net	-	-	-	-	-
Distribution to Barden Development, Inc.	(3,943,307)	-	-	-	(3,943,307)
Net cash provided by (used in) financing activities	24,618,652	-	(19,060,611)	-	5,558,041

Net decrease in cash and cash equivalents	(1,852,911)	-	(2,296,625)	-	(4,149,536)

Cash related to discontinued operations	-	-	(2,324,826)	-	(2,324,826)
Cash and cash equivalents, beginning of period	10,929,430	-	11,128,586	-	22,058,016

Cash and cash equivalents, end of period	$9,076,519	$-	$6,507,135	$-	$15,583,654

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

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

Specific factors that might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include, but are not limited to:

-	the availability and adequacy of our cash flow to meet our requirements, including payment of amounts due under the $80.0 million credit facility, the 11.653% notes and the 9 ½% notes;

-
changes in our financial condition that may cause us to not be in compliance with the covenants contained within the indenture governing the 9 ½% notes or the loan agreement governing the $80.0 million credit facility, and thus causing us to be in default with the trustee for the 9 ½% notes and the lenders to the $80.0 million credit facility, which may permit acceleration on the debt obligations outstanding;

-
risk that we complete the acquisition of Trump Indiana, Inc. ("Trump Indiana") but do not realize the anticipated benefits of the acquisition including expected cost reductions or if the customer base of the casino operated by Trump Indiana is negatively impacted by its loss of affiliation with other Trump casinos

-	changes or developments in laws, regulations or taxes in the casino and gaming industry including increases or new taxes imposed on gaming revenues, gaming devices and admission taxes;

-
unfavorable outcome to litigation in Black Hawk, Colorado related to the matter City of Black Hawk v. Barden Colorado Gaming, LLC in which the Company has to pay a $499 per day penalty dating back to June 1, 2005, and reconstruct a partially demolished building on the property, which such reconstruction is estimated to cost between $13.0 million and $16.0 million.

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

-
adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the requirement that deductions previously taken for taxes paid on gross gaming receipts are disallowed on our member’s Indiana state income tax return, and the charge taken in the three-month period ended March 31, 2004 for retroactive real property taxes;

-
other adverse conditions, such as adverse economic conditions in the company’s markets, changes in general customer confidence or spending, increased tax burdens on our customers negatively impacting their discretionary spending in our casinos, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular;

-	risk that we do not consummate the planned acquisition of Trump Indiana;

-
failure to maintain favorable relationships with employees of the Company including the timely negotiation of fair and economically prudent labor agreements covering employees subject to collective bargaining agreements;

-	risk of our Joint Venture Partner, Trump Indiana, not making its lease payments when due in connection with the parking facility in Gary, Indiana or failing to fund the Joint Venture;

-	the disruption to our casino operations due to acts of nature or God;

-
the inability to retain management personnel who are important to our operations and potential delays in identifying and employing candidates to fill vacated positions due to a lack of qualified candidates;

-	factors relating to the current state of world affairs and any further acts of terrorism or any other destabilizing events in the United States or elsewhere; and

-	other factors discussed under “Factors that May Affect Future Results” or elsewhere in this report that may be disclosed from time to time in filings we make with the SEC or otherwise.

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

On November 3, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Trump Entertainment Resorts Holdings, L.P. (“Trump Holdings”) for the purchase by the Company of 100% of the stock of Trump Indiana. Trump Indiana owns and operates a casino vessel and hotel at Buffington Harbor in Gary, Indiana. The Company will pay a purchase price of $253.0 million, less (i) 50% of the amount of long term debt and capitalized lease obligations and other non-current liabilities of Buffington Harbor Riverboats, LLC (“BHR”) and Buffington Harbor Parking Associates, LLC (“BHPA”) as of the Closing Date, (ii) the amount of any long term debt, capitalized lease obligations and other non-current liabilities of Trump Indiana as of the Closing Date, (iii) the $2.0 million Riverboat Owner’s License transfer fee required under Indiana law, (iv) the severance obligations to certain employees to the extent not satisfied by Trump Indiana prior to the closing, (v) a certain portion of commitment fees payable for financing the acquisition, up to a certain limitation, (vi) certain amounts that Trump Indiana owes the City of Gary pursuant to its development agreement with the City of Gary and (vii) other adjustments for working capital and cash. Upon executing the Stock Purchase Agreement, the Company paid Trump Holdings a $5.0 million deposit, which will be credited against the purchase price at closing, and is refundable to the Company only if Trump Holdings should fail to close under certain circumstances. The Company currently owns a casino vessel adjacent to Trump Indiana’s casino vessel, and through a joint venture with Trump Indiana, owns and operates BHR, which manages all ancillary operations at Buffington Harbor (see Note 6 - Investment in Buffington Harbor Riverboats, LLC). BHR will become a wholly owned subsidiary of the Company upon acquisition of Trump Indiana. Trump Indiana and BDI, jointly own the parking garage located at Buffington Harbor (see Note 8 - Commitments and Contingencies). Consistent with the terms of the Stock Purchase Agreement, the transaction is expected to close by the end of the year, subject to required regulatory approvals.

RESULTS OF OPERATIONS

Key operating revenue measurements

At our casino properties, casino revenues are the combination of our win at slot machines and tables games and are typically called slot revenues (for slot machine win) and table games revenues (for table games win). Slot machine revenues and table games revenues are normally described with two principal components (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in) and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box and table games hold percentage, which is the amount of drop, plus the closing table games inventory (e.g. the amount of chips, tokens and coin used to operate our table games) and transfer of chips, tokens and coins to our casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to our table games (fills), divided by table games drop.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	casino revenues, which include revenues from slot machines and table games;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include commissions.

Our largest component of revenues is casino revenues, which comprised 90.9% and 90.8% of our consolidated gross revenues in the three-month periods ended September 30, 2005 and 2004, and 91.2% and 91.6% of our consolidated gross revenues in the nine-month periods ended September 30, 2005 and 2004. Casino revenue is recognized as the amounts won from our customers at slot machines and table games less amounts lost to our casino customers from these same games. Revenues from slot machines are the largest component of our gaming revenues. Slot revenues, also referred to as slot win, represent all amounts wagered at the slot machines reduced by coin, tokens, currency, credits or TITO tickets paid to our customers either directly from the slot machine or by our casino personnel.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, slot handle, slot coin-in and slot win percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor based on a percentage of the slot coin in for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and when paid are deducted from slot revenues.

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenues represents the closing table games inventory plus table games drop and credit slips for coins, chips or tokens returned to the casino cashier, less opening table games inventory, free bet coupons and chips, tokens and coins transferred to our tables games. Refer to the discussion above for definition of tables games drop and table games hold percentage.

Revenues from food and beverages, hotel, retail, entertainment events and other services are recognized at the time the service is performed.

Consolidated Results: Three-Month Period Ended September 30, 2005

The Company’s net revenues during the third quarter of 2005 were $64.7 million, an increase of $0.2 million or 0.4% from the same period in 2004. Contributing to the increase in net revenues was an increase in casino revenues, the primary revenue source for the Company, by $1.4 million or 2.1% to $69.5 million. Promotional allowances, which are netted against all the Company’s revenues (e.g. casino, rooms, food and beverage, and other) in computing net revenues, increased by $1.2 million or 11.9% to $11.7 million. The Company continues to spend more in promotional allowances in order to remain competitive in the markets in which it competes.

The Company had a net loss of $0.1 million during the third quarter of 2005 compared to net income of $1.0 million for the same period in 2004. Contributing to the decrease in net income from the previous year quarter was $0.4 million related to preparation for Sarbanes-Oxley 404 compliance and a $1.0 million increase in depreciation expense resulting from capital acquisitions and the cessation of depreciation and amortization at Fitzgeralds Black Hawk for the majority of the third quarter last year when its assets were re-characterized as held for sale (See Note 3 to the Consolidated Financial Statements - Mutual Termination of Sale of Fitzgeralds Black Hawk, and our discussion under Consolidated Results: Nine- Month Period Ended September 30, 2005).

Impacting our results for the quarter were higher gas and energy prices in our markets, which negatively impact travel to our casinos and the gaming budgets of our customers, the negative impact of the hurricanes, particularly at our Fitzgeralds Tunica property, which is located in the southeastern United States, and the closure of the main highway from Denver to Black Hawk for over two months during the quarter.

Consolidated Results: Nine-Month Period Ended September 30, 2005

The Company’s net revenues were $194.7 million, compared to $198.9 million last year, a decrease of $4.2 million, or 2.1%. A decline in casino revenues of 0.4% to $208.8 million was offset by a 4.2% increase in food and beverage revenues, to $10.5 million, and an 11.3% increase in other revenues, to $3.8 million. A $4.1 million, or 13.6%, increase in promotional allowances is the primary cause of the decline in net revenues. The Company has increased its promotional allowances to remain competitive in its markets.

The Company had a net loss of $0.7 million for the nine months ended September 30, 2005 compared to net income of $4.4 million for the same period last year. The Company’s net loss was impacted by the decline in net revenues discussed previously, charges recognized in the second quarter of this year that were related to the termination of the sale of Fitzgeralds Black Hawk (see Note 3 to the Consolidated Financial Statements - Mutual Termination of the Sale of Fitzgeralds Black Hawk and our discussion below) and $0.8 million in preparation costs for Sarbanes-Oxley 404 compliance. Included in net income in the 2004 period is a $2.2 million charge related to retroactive 2002 and 2003 real property taxes at Majestic Star.

On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado (see Note 3 to the Consolidated Financial Statements - Mutual Termination of the Sale of Fitzgeralds Black Hawk).

In connection with the termination of the Purchase Agreement, the earnest money deposit originally placed into escrow by Legends at the time of execution of the Purchase Agreement was returned to Legends. In addition, the Company paid Legends approximately $2.7 million, consisting of approximately $0.7 million in reimbursement of certain costs, which were incurred in re-routing a storm sewer pipe below grade and certain related transaction costs, which the parties had agreed to share equally together with $2.0 million as a termination fee. The Company took a charge in the second quarter of 2005 for the payment of the termination fee and its portion of the shared transaction costs and certain other transaction expenses. The charge was approximately $2.3 million and is included in corporate expenses.

Additionally, the Company took a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded while Barden Colorado was held for sale during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005 in accordance with accounting principles generally accepted in the United States of America.

Events impacting our financial performance over the past nine months, included the hurricanes in the southeast, road closure to the main highway leading into Black Hawk, enhanced marketing and promotional efforts by competitors in all our markets, higher fuel and energy prices in our markets, and major construction work that has caused significant back-ups and delays on main roadways to our Majestic Star property.

At September 30, 2005, the Company had $17.5 million of cash, compared to $16.7 million, including the cash of Fitzgeralds Black Hawk which was categorized as assets held for sale on the balance sheet at December 31, 2004. The Company had $41.0 million of available borrowing capacity under its $80.0 million credit facility at September 30, 2005.

Total debt outstanding at September 30, 2005 was $315.0 million compared to $316.9 million at December 31, 2004. Total debt outstanding at September 30, 2005 consisted of $260.0 million of 9 ½% senior secured notes (“the 9 ½% notes”), $16.0 million (net of original issue discount) of 11.653% notes (“the 11.653% notes”) and $39.0 million drawn on the Company’s $80.0 million credit facility.

Through the first nine months of 2005, the Company purchased $10.1 million of property, plant and equipment. The most significant purchases have been for slot machines, installation of a new slot player tracking and marketing system at Fitzgeralds Black Hawk and costs incurred in re-routing a storm sewer pipe below grade at Fitzgeralds Black Hawk.

Majestic Star (property operations only)

Net revenues were $34.7 million for the three-month period ended September 30, 2005, an increase of $0.5 million, or 1.5%, over the same three-month period in 2004. Net revenues increased due to higher casino revenues of $1.5 million, which were offset by increased promotional allowances of $1.2 million. The increase in promotion allowances led to Majestic Star’s increase in casino revenue in contrast to the Northwest Indiana market as a whole for which casino revenues were down 0.9% in the third quarter 2005 from the same quarter last year.

Net loss was $3.0 million during the three-month period ended September 30, 2005, compared to a net loss of $3.1 million for the same period in 2004. During the current quarter, operating expenses at the property were essentially flat with the prior year quarter. Interest expense was up $0.4 million over the same quarter last year. Higher interest expense is the result of generally higher debt levels and interest rates on the Company’s credit facility in the current quarter from the same quarter last year.

Net revenues were $105.0 million for the nine-month period ended September 30, 2005, a decrease of $2.8 million or 2.6% over the same period in the prior year. The decrease in net revenues resulted almost entirely from an increase in promotional allowances. Greater promotional expenditures were in response to the marketing and promotional efforts of our competitors.

Net loss for the nine-month period ended September 30, 2005 was $7.2 million, compared to a net loss of $8.5 million for the nine months ended September 30, 2004. Included in Majestic Star’s net loss in the nine months ended September 30, 2004 is a $2.2 million charge for retroactive real property taxes. Adjusting for the retroactive real property tax charge, Majestic Star’s net loss would have been $6.3 million for the nine months ended September 30, 2004. While net revenues have declined by $2.8 million, Majestic Star’s operating costs are down approximately $2.5 million from the same nine-month period last year, exclusive of the prior year’s retroactive property tax charge. Property management has made operating cost reduction a priority. Contributing to Majestic Star’s net loss during the nine-month period ended September 30, 2005 is $20.7 million of interest expense as substantially all of the Company’s $315.0 million of debt now is issued by Majestic Star and then lent to its affiliates as non-interest bearing advances. Majestic Star incurred interest expense of $19.9 million in the nine-month period ended September 30, 2004.

Fitzgeralds Tunica (property operations only)

Net revenues declined $0.2 million, or 1.2%, to $20.8 million for the three-month period ended September 30, 2005. Casino revenues were $21.9 million for the three-month period ended September 30, 2005, a decrease of $0.1 million or 0.5% over the same quarter last year. Net revenues were $62.8 million for the nine-month period ended September 30, 2005, a decrease of $1.0 million or 1.5% over the same period in the prior year. Casino revenues were $66.2 million for the nine-month period ended September 30, 2005, a decrease of $0.3 million or 0.4% from the same 2004 period. Flat market conditions have impacted our net revenues and casino revenues. As reported by the Mississippi Tax Commission, gross gaming revenues in Mississippi river counties were down 3.4% and 1.9%, respectively, in the three- and nine- month periods ended September 30, 2005 from the same periods in 2004.

Net income for the three- and nine-month periods ended September 30, 2005 was $2.4 million and $8.5 million, respectively. This compares to net income of $2.6 million and $9.7 million for the three- and nine-month periods ended September 30, 2004. Our net income for both the three- and nine-month periods ended September 30, 2005 was negatively impacted by our lower net revenues and increased depreciation expense due to capital expenditures for casino expansion, the implementation of a new slot player tracking and marketing system, new slot machines and conversion of existing slot machines to TITO.

Fitzgeralds Black Hawk (property operations only)

In the three-month period ended September 30, 2005, net revenues of $9.2 million and casino revenues of $9.9 million were essentially flat with net revenues and casino revenues in the same three-month period last year. Net income for the third quarter of 2005 million declined $0.5 million to $2.4 million from the prior year period. The decrease in net income resulted from the cessation of depreciation and amortization expense during a substantial portion of the third quarter of 2004, when the assets of Fitzgeralds Black Hawk were re-characterized as held for sale. A full quarter of depreciation is reflected in the third quarter of 2005 as a result of the termination to sell substantially all the assets of Fitzgeralds Black Hawk in April of this year.

Net revenues were $26.8 million for the nine-month period ended September 30, 2005 and $27.4 million for the same period in 2004. This decrease is the result of a reduction of casino revenues at Fitzgeralds Black Hawk to $28.8 million for the nine-month periods ended September 30, 2005 from $29.2 million in the same period in 2004. Net income for the nine-month period ended September 30, 2005 was $6.1 million. This compares to net income of $7.8 million for the nine-month period ended September 30, 2004. Our lower net income is the result of lower net revenues, as discussed previously, and catch up depreciation and amortization from the April 2005 termination of the agreement to sell substantially all the assets of Fitzgeralds Black Hawk.

The following table sets forth information derived from the Company's statements of operations expressed as a percentage of gross operating revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS OPERATING REVENUES

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Casino	90.9%	90.8%	91.2%	91.6%
Rooms	2.6%	2.7%	2.5%	2.5%
Food and beverage	4.7%	4.9%	4.6%	4.4%
Other	1.8%	1.6%	1.7%	1.5%
Gross operating revenues	100.0%	100.0%	100.0%	100.0%
Less promotional allowances	15.3%	13.9%	15.0%	13.2%
Net operating revenues	84.7%	86.1%	85.0%	86.8%

OPERATING COSTS AND EXPENSES:
Casino	22.1%	23.2%	22.0%	23.2%
Rooms	0.6%	0.6%	0.6%	0.6%
Food and beverage	1.9%	2.3%	1.9%	2.0%
Other	0.3%	1.0%	0.3%	0.6%
Gaming taxes	19.7%	19.4%	19.7%	19.7%
Advertising and promotion	5.2%	5.8%	5.0%	5.3%
General and administrative (1)	14.1%	13.6%	13.7%	14.8%
Corporate expenses (2)	1.8%	1.1%	2.9%	1.1%
Economic incentive tax - City of Gary	1.5%	1.5%	1.5%	1.5%
Depreciation and amortization (3)	7.1%	5.9%	7.3%	5.9%
Loss on investment in the BHR joint venture	0.8%	0.8%	0.8%	0.8%
Loss (gain) on sale of assets	0.0%	0.0%	0.0%	0.0%
Total operating costs and expenses	75.1%	75.2%	75.7%	75.5%
Operating income	9.6%	10.9%	9.3%	11.3%

OTHER INCOME (EXPENSES):
Interest income	0.1%	0.0%	0.1%	0.0%
Interest expense	-9.8%	-9.5%	-9.7%	-9.3%
Other non-operating expense	0.0%	0.0%	0.0%	-0.1%
Total other expenses	-9.7%	-9.5%	-9.6%	-9.4%

Net (loss) income	-0.1%	1.4%	-0.3%	1.9%

(1)	General and administrative expenses for the nine months ended September 30, 2004 include a $2.2 million retroactive property tax charge.
(2)	Corporate expenses for the nine months ended September 30, 2005 include a $2.3 million charge related to the mutual termination of the sale of Fitzgeralds Black Hawk.
(3)
The Company took a charge of approximately $1.5 million in the second quarter of 2005 for depreciation and amortization expense that was not recorded while Fitzgeralds Black Hawk was held for sale during the period July 12, 2004 (the date of the Purchase Agreement) to April 14, 2005 (the date the Purchase Agreement was terminated).  The corresponding catch-up depreciation and amortization in the nine months ended September 30, 2005 is $0.9 million (for the period July 12, 2004 through December 31, 2004).

The following table provides certain selected financial information from our consolidated statements of operations.

Consolidated

	For The			For The
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in millions)			(in millions)
Casino revenues	$69.5	$68.1	2.1%	$208.8	$209.7	-0.4%
Room revenues	2.0	2.0	-1.1%	5.7	5.8	-1.8%
Food and beverage revenues	3.6	3.6	-2.0%	10.5	10.1	4.2%
Other revenues	1.3	1.2	12.4%	3.8	3.4	11.3%
Gross operating revenues	76.4	74.9	2.0%	228.8	229.0	-0.1%
Less promotional allowances	11.7	10.4	11.9%	34.2	30.1	13.6%
Net operating revenues	64.7	64.5	0.4%	194.6	198.9	-2.1%
Operating expenses	57.4	56.3	1.9%	173.3	173.0	0.2%
Operating income	7.3	8.2	-10.2%	21.3	25.9	-17.7%
Other income (expense)	(7.4)	(7.2)	4.0%	(22.0)	(21.5)	2.7%
Net (loss) income	$(0.1)	$1.0	-109.5%	$(0.7)	$4.4	-116.7%

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

Majestic Star

	For The			For The
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in millions)			(in millions)
Casino revenues	$37.7	$36.2	4.3%	$113.8	$114.1	-0.2%
Room revenues	-	-	0.0%	-	-	0.0%
Food and beverage revenues	0.5	0.4	-3.3%	1.3	1.4	-6.7%
Other revenues	0.9	0.8	17.3%	2.6	2.1	19.4%
Gross operating revenues	39.1	37.4	4.5%	117.7	117.6	0.1%
Less promotional allowances	4.4	3.2	35.8%	12.7	9.8	29.3%
Net operating revenues	34.7	34.2	1.5%	105.0	107.8	-2.6%
Operating expenses	30.7	30.7	0.4%	91.5	96.2	-4.9%
Operating income	4.0	3.5	11.5%	13.5	11.6	16.5%
Other income (expense)	(7.0)	(6.6)	4.4%	(20.7)	(20.1)	3.0%
Net loss	$(3.0)	$(3.1)	-3.7%	$(7.2)	$(8.5)	-15.4%

Fitzgeralds Tunica

	For The			For The
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in millions)			(in millions)
Casino revenues	$21.9	$22.0	-0.5%	$66.2	$66.4	-0.4%
Room revenues	2.0	2.0	-1.1%	5.7	5.8	-1.8%
Food and beverage revenues	2.5	2.6	-1.5%	7.5	7.0	7.3%
Other revenues	0.4	0.3	11.2%	1.0	1.0	-1.9%
Gross operating revenues	26.8	26.9	-0.5%	80.4	80.2	0.2%
Less promotional allowances	6.0	5.9	2.0%	17.6	16.4	6.6%
Net operating revenues	20.8	21.0	-1.2%	62.8	63.8	-1.5%
Operating expenses	18.4	18.4	-0.2%	54.3	54.1	0.5%
Operating income	2.4	2.6	-8.3%	8.5	9.7	-12.3%
Other income (expense)	0.0	0.0	255.7%	0.0	0.0	250.4%
Net income	$2.4	$2.6	-8.0%	$8.5	$9.7	-12.1%

Fitzgeralds Black Hawk

	For The			For The
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in millions)			(in millions)
Casino revenues	$9.9	$9.9	-0.1%	$28.8	$29.2	-1.3%
Room revenues	-	-	0.0%	-	-	0.0%
Food and beverage revenues	0.6	0.6	-3.3%	1.7	1.7	0.4%
Other revenues	0.1	0.1	-17.0%	0.3	0.3	-3.2%
Gross operating revenues	10.6	10.6	-0.5%	30.8	31.2	-1.3%
Less promotional allowances	1.3	1.3	-1.9%	4.0	3.8	4.0%
Net operating revenues	9.3	9.3	-0.2%	26.8	27.4	-2.0%
Operating expenses	6.9	6.4	7.8%	20.7	19.6	5.8%
Operating income	2.4	2.9	-17.6%	6.1	7.8	-21.7%
Other income (expense)	(0.0)	0.0	-101.1%	(0.0)	0.0	-101.1%
Net income	$2.4	$2.9	-17.7%	$6.1	$7.8	-21.7%

Majestic Investor Holdings

	For The			For The
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in millions)			(in millions)
Casino revenues	$-	$-	-	$-	$-	-
Room revenues	-	-	-	-	-	-
Food and beverage revenues	-	-	-	-	-	-
Other revenues	-	-	-	-	-	-
Gross operating revenues	-	-	-	-	-	-
Less promotional allowances	-	-	-	-	-	-
Net operating revenues	-	-	-	-	-	-
Operating expenses	0.0	0.1	-35.0%	0.2	0.6	-65.1%
Operating loss	0.0	(0.1)	-35.0%	(0.2)	(0.6)	-65.1%
Other income (expense)	(0.5)	(0.5)	-0.8%	(1.4)	(1.4)	-1.1%
Net loss	$(0.5)	$(0.6)	-6.7%	$(1.6)	$(2.0)	-20.6%

The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at Majestic Star, Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Casino revenues	49.3%	48.3%	49.7%	49.8%
Room revenues	0.0%	0.0%	0.0%	0.0%
Food and beverage revenues	0.6%	0.6%	0.6%	0.6%
Other revenues	1.2%	1.1%	1.1%	0.9%
Gross operating revenues	51.1%	50.0%	51.4%	51.3%
Less promotional allowances	5.7%	4.3%	5.5%	4.3%
Net operating revenues	45.4%	45.7%	45.9%	47.0%
Operating expenses	40.2%	40.9%	40.0%	42.0%
Operating income	5.2%	4.8%	5.9%	5.0%
Other income (expense)	-9.1%	-8.9%	-9.0%	-8.8%
Net loss	-3.9%	-4.1%	-3.1%	-3.8%

Fitzgeralds Tunica

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Casino revenues	28.6%	29.4%	28.9%	29.0%
Room revenues	2.6%	2.7%	2.5%	2.5%
Food and beverage revenues	3.3%	3.4%	3.3%	3.1%
Other revenues	0.4%	0.4%	0.4%	0.4%
Gross operating revenues	34.9%	35.9%	35.1%	35.0%
Less promotional allowances	7.8%	7.8%	7.7%	7.2%
Net operating revenues	27.1%	28.1%	27.4%	27.8%
Operating expenses	24.0%	24.6%	23.7%	23.6%
Operating income	3.1%	3.5%	3.7%	4.2%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Net income	3.1%	3.5%	3.7%	4.2%

Fitzgeralds Black Hawk

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Casino revenues	12.9%	13.2%	12.6%	12.8%
Room revenues	0.0%	0.0%	0.0%	0.0%
Food and beverage revenues	0.8%	0.8%	0.7%	0.7%
Other revenues	0.1%	0.2%	0.1%	0.1%
Gross operating revenues	13.8%	14.2%	13.4%	13.6%
Less promotional allowances	1.7%	1.8%	1.8%	1.7%
Net operating revenues	12.1%	12.4%	11.6%	11.9%
Operating expenses	8.9%	8.5%	9.1%	8.6%
Operating income	3.2%	3.9%	2.5%	3.3%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Net loss	3.2%	3.9%	2.5%	3.3%

Majestic Investor Holdings

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Casino revenues	-	-	-	-
Room revenues	-	-	-	-
Food and beverage revenues	-	-	-	-
Other revenues	-	-	-	-
Gross operating revenues	-	-	-	-
Less promotional allowances	-	-	-	-
Net operating revenues	-	-	-	-
Operating expenses	0.1%	0.1%	0.1%	0.3%
Operating loss	-0.1%	-0.1%	-0.1%	-0.3%
Other expenses	-0.6%	-0.7%	-0.6%	-0.6%
Net loss	-0.7%	-0.8%	-0.7%	-0.9%

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

Consolidated gross operating revenues for the third quarter of 2005 increased $1.5 million, or 2.0%, from consolidated gross operating revenues recorded in the third quarter of 2004. Majestic Star contributed substantially all of the increase in consolidated gross operating revenues primarily as a result of an increase in its casino revenues. Consolidated casino revenues, which comprise 90.9% of consolidated gross revenues, increased $1.4 million, or 2.1%, to $69.5 million. Majestic Star, accounting for $1.5 million of the increase in consolidated casino revenues, benefited from an increase in slot win percentage of 9.3%. Additionally, Majestic Star achieved a 4.7% increase in table games hold percentage. These increases, however, were offset by declines in slot coin-in of 1.6% and table games drop of 15.3%. Gross operating revenues at Fitzgeralds Tunica and Fitzgeralds Black Hawk for the third quarter of 2005 were flat as compared to the third quarter of 2004.

Consolidated promotional allowances increased $1.3 million, or 11.9%. Majestic Star’s promotional allowances increased $1.2 million, or 35.8%, as the property was more aggressive with its cash based promotional activities in order to address the marketing efforts of its competitors and increase visits to the property. At Fitzgeralds Tunica and Fitzgeralds Black Hawk promotional allowances were essentially flat with the prior year quarter.

Total consolidated operating expenses increased $1.1 million, or 1.9%, due primarily to increases of $0.5 million, or 3.1%, in gaming tax expense, $0.5 million, or 65.6%, in corporate expenses, $0.6 million, or 6.0%, in general and administrative expense and $1.0 million, or 22.4%, in depreciation and amortization expenses, offset by decreases of $0.5 million, or 2.7%, in casino expenses, $0.5 million, or 66.9%, in other expenses and $0.4 million, or 8.3%, in advertising and promotional expenses.

Fitzgeralds Tunica and Fitzgeralds Black Hawk contributed $0.6 million and $0.1 million, respectively, of our decrease in consolidated casino expenses, offset by a $0.2 million increase at Majestic Star. Fitzgeralds Tunica’s declines are attributable to lower costs associated with wide area progressive participations and lower payroll and payroll related expenses. Majestic Star’s increase was attributable to its increased casino revenues.

Consolidated advertising and promotion expenses are down $0.4 million due to lower costs at Majestic Star resulting from the reduction of advertising on television, radio and print media.

The increase in consolidated gaming taxes is primarily attributable to a $0.4 million increase at Majestic Star. The increase in gaming taxes is a direct result of increased gaming revenues.

General and administrative expenses increased $0.6 million due to increases at Majestic Star of $0.2 million and at Fitzgeralds Tunica of $0.4 million. Majestic Star’s increase in general and administrative expenses resulted from increases in property taxes and insurance premium expense, while the increase at Fitzgeralds Tunica was attributable to increases in payroll and payroll related expenses and increases in legal expenses.

Corporate expenses increased $0.5 million. The increase is primarily attributed to $0.4 million of costs associated with the Company’s Sarbanes-Oxley 404 compliance project.

Consolidated depreciation and amortization expense increased by $1.0 million to $5.4 million. The increases at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Star were $0.3 million, $0.5 and $0.2 million, respectively. The increases at Fitzgeralds Tunica and Majestic Star resulted from capital expenditures made during the fourth quarter of 2004 and the first nine months of 2005. The increase at Fitzgeralds Black Hawk during the third quarter of 2005 was because there was no depreciation and amortization taken at Fitzgeralds Black Hawk during the third quarter of 2004, while it was held for sale.

Consolidated other expense increased by $0.3 million to $7.4 million. The main component of consolidated other expense is interest expense, which increased $0.4 million due to a greater principal amount outstanding on the Company’s $80.0 million credit facility and higher interest rates associated with the $80.0 million credit facility. At September 30, 2005 and September 30, 2004, the Company had $39.0 million and $35.6 million, respectively, outstanding on the credit facility. In addition during the past quarter, the Company’s interest rate on borrowings ranged between 6.72% and 7.50%, while in the same quarter last year, the interest rate on borrowings ranged between 4.61% and 5.29%.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated gross operating revenues for the nine months ended September 30, 2005 decreased $0.2 million, or 0.1%, from consolidated gross operating revenues recorded in the nine months ended September 30, 2004. Fitzgeralds Black Hawk’s gross operating revenues declined by $0.4 million, while Fitzgeralds Tunica’s gross operating revenues increased $0.2 million. The decrease in consolidated gross operating revenues resulted from a decrease in consolidated casino revenues, which comprise 91.2% of consolidated gross revenues. Consolidated casino revenues decreased $0.9 million, or 0.4%, to $208.8 million during the first nine months of 2005 as compared to the same period in 2004. The decrease in consolidated gaming revenues resulted from a combined properties’ decline in table game drop of 7.7% and slot coin-in of 2.4%, offset by an increase in slot win percentage of 3.2%. At Fitzgeralds Tunica, higher gross revenues are the result of higher food and beverage revenues, as the property has enhanced its promotions of food and beverage products served through its bars and restaurants. Gross operating revenues for the nine months ended September 30, 2005 was flat as compared to the same nine-month period in 2004.

Consolidated promotional allowances increased $4.1 million, or 13.6%, primarily due to increases in casino related promotional cash activities at both Majestic Star and Fitzgeralds Tunica, and higher levels of complimentaries at Fitzgeralds Tunica. These expenses were incurred to increase customer visits and revenues, and to remain competitive in the Chicagoland and Tunica markets. Majestic Star’s promotional allowances increased $2.9 million, or 29.3%, from the nine months ended September 30, 2004, which is directly related to significant increases in cash based promotions. Promotional allowances at Fitzgeralds Tunica increased $1.2 million, or 6.6%, in the nine months ended September 30, 2005 as a result of increased promotional allowances from providing complimentary products and services to its customers and from promotional cash activities.

Total consolidated operating expenses increased $0.3 million, or 0.2%, due primarily to increases in corporate expenses of $4.0 million and depreciation and amortization of $3.3 million, offset by decreases in casino expenses of $2.7 million, rooms expense of $0.1 million, food and beverage expense of $0.1 million, other expense of $0.6 million, advertising and promotion expenses of $0.9 million and general and administrative expenses of $2.5 million.

Consolidated casino expenses were $50.4 million in the nine months ended September 30, 2005, a decrease of $2.7 million, or 5.2%, from the nine months ended September 30, 2004. Majestic Star experienced a $1.0 million decline in casino expense due to lower payroll and payroll related expenses, which have resulted from management’s continued focus on reducing costs. Fitzgeralds Tunica’s casino expense declined $1.2 million due to reductions in wide area network progressive slot expenses, payroll and payroll related expenses and progressive jackpot expense. Fitzgeralds Back Hawk casino expenses declined $0.5 million due to a decrease in progressive slot expense and lower casino volumes.

Other expense decreased $0.6 million, or 43.5%, to $0.8 million in the nine months ended September 30, 2005 from the nine months ended September 30, 2004, because there have been no events at the Festival Park at Buffington Harbor in 2005. During the nine months ended September 30, 2004, numerous events occurred at the facility, which resulted in net expenses to Majestic Star of almost $0.6 million.

Consolidated advertising and promotional expenses declined $0.9 million, or 7.3%, to $11.3 million. The most significant decline came at Majestic Star, where advertising and promotional expenses were down $1.1 million. The reduction is due to reduced advertising on television, radio, and print media.

Consolidated general and administrative expenses decreased $2.5 million, or 7.5%, to $31.4 million in the nine months ended September 30, 2005 from the nine month period ended September 30, 2004. Majestic Star accounted for $2.6 million of the reduction. The most significant item affecting Majestic Star’s general and administrative expense was a $2.2 million charge for retroactive real property taxes for the years 2002 and 2003 taken in the first quarter of 2004. There was not a similar charge in 2005. Majestic Star also incurred lower berthing fee expenses of $0.6 million related to the operations of BHR, $0.3 million in lower insurance and claim costs, offset by increases in property taxes of $0.2 million and professional fees of $0.1 million. General and administrative expenses at Majestic Investor Holdings for the first nine months of 2005 decreased $0.4 million from 2004. In the first quarter of 2004 the Company posted an accrual of $0.4 million to reserve for a judgment in a lawsuit against Fitzgeralds Tunica pertaining to certain events relating to the acquisition of Fitzgeralds Tunica from its former owner. Fitzgeralds Tunica’s general and administrative expense increased $0.4 million as a result of increases in payroll and payroll related expenses, insurance premiums and professional fees.

Corporate expenses increased $4.0 million, or 160.4%, to $6.5 million. The increase is primarily attributed to the $2.3 million charge resulting from the mutual termination of the sale of Fitzgeralds Black Hawk, $0.8 million of costs associated with the Company’s Sarbanes-Oxley 404 compliance project, $0.5 million in other professional fees, an increase of $0.2 million in payroll and payroll related expense and $0.2 million of costs incurred when the Company evaluated certain casino investment opportunities.

Consolidated depreciation and amortization expense increased by $3.3 million to $16.8 million. $1.5 million of the increase resulted from catch-up depreciation and amortization charges at Fitzgeralds Black Hawk. Fitzgeralds Tunica and Majestic Star recognized increases of $1.1 million and $0.7 million, respectively. The increases at Fitzgeralds Tunica and Majestic Star result from capital expenditures made at both properties during the fourth quarter of 2004 and the first nine months of 2005. The increase at Fitzgeralds Black Hawk during the nine-month period ended 2005 resulted from the cessation of depreciation and amortization from the period July 12, 2004 to April 14, 2005, while it was held for sale.

Consolidated other expense increased by $0.6 million to $22.1 million. The main component of consolidated other expense is interest expense, which increased $0.8 million due to generally greater principal outstanding on the Company’s $80.0 million credit facility this year versus last year, and higher interest rates associated with the $80.0 million credit facility. The Company’s interest rate on borrowings ranged between 5.65% and 7.50%, while in the same nine-month period last year, the interest rate on borrowings ranged between 4.37% and 5.29%.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility. Over the course of the year, we generate significant cash flows from operating activities. For the nine months ended September 30, 2005 and 2004, we reported cash flows from operating activities totaling $23.2 million and $22.5 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the Manager Agreement and permitted tax distributions under the indenture.

At September 30, 2005, $39.0 million was outstanding under the $80.0 million credit facility. The Company had unrestricted cash and cash equivalents of $17.5 million at September 30, 2005, compared to $16.7 million at December 31, 2004 (inclusive of cash at Fitzgeralds Black Hawk, whose assets were held for sale at December 31, 2004). For the nine months ended September 30, 2005, the Company spent $10.1 million primarily for slot machines and TITO implementation at all of its properties, various remodel projects, principally at Majestic Star, and a new slot player tracking and marketing system and costs associated with burying a storm sewer pipe below grade, both at Fitzgeralds Black Hawk. For the nine months ended September 30, 2004, the Company spent $32.0 million for the purchase of 170 acres of property adjacent to Majestic Star and the Buffington Harbor facility, the construction of a new administration building at Majestic Star, the installation of new slot player tracking and marketing software at Fitzgeralds Tunica, a partial expansion and remodel of our casino floor at Fitzgeralds Tunica, gaming and related equipment at all of our properties, and stabilization of a rock wall adjacent to the parking garage at Fitzgeralds Black Hawk. The Company intends to make additional capital expenditures up to the $12.0 million limit as identified in the capital expenditure covenant contained within the $80.0 million credit facility. This amount will be primarily directed toward purchasing new slot machines and integrating slot machines with TITO at all of our properties, and limited remodeling projects at Majestic Star and Fitzgeralds Tunica. We believe that TITO technology will lead to greater efficiency on our casino floor, thus providing cost savings and longer slot machine playing times by our customers without interruptions, which should enhance the guest experience and our casino revenues.

Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated normal operating requirements for working capital, its planned capital expenditures and its significant contractual obligations with respect to amounts outstanding under the $80.0 million credit facility, the 11.653% notes, the 9 ½% notes, payments to BHR, and lease payments to BHPA. The majority of principal payments on our senior debt are not due until October 2010. However, the Company will be required to pay $16.3 million still outstanding on the 11.653% notes, plus accrued interest thereon, and any amounts outstanding on the $80.0 million credit facility, plus accrued interest thereon, in 2007. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

As previously discussed, on November 3, 2005, the Company entered into a definitive agreement to acquire all the stock of Trump Indiana, net of any debt and other long term obligations of Trump Indiana and assumed by the Company, for $253.0 million. The Company anticipates that this acquisition will be financed with additional debt. The indenture governing the 9 ½% notes has specific requirements for incurrence of additional debt. Until the time that the Company markets the transaction to potential investors, it is uncertain how much debt the Company will be able to issue on a senior secured basis, if the Company will need to issue debt on an unsecured basis and whether non-recourse debt will need to be issued outside the Company. In addition, it is currently unknown what interest rates will be associated with the debt and whether the debt will need to be sold at a discount. While the Company is hopeful that a reasonable debt structure can be achieved to finance the acquisition of Trump Indiana, there is no guarantee that the debt structure will be favorable to the Company. In addition, as the Company continues to evaluate other potential opportunities to expand its existing casinos and to pursue other growth opportunities, the Company may not have sufficient funds to finance such strategic projects under existing debt agreements. Should the Company identify an asset, business acquisition or expansion opportunity, there is no guarantee that any additional financing needed by the Company will be available on acceptable terms or at all in order to allow for the investment in such opportunities.

On July 14, 2005, the City of Black Hawk delivered a Notice of Abatement to Fitzgeralds Black Hawk. The notice required that Fitzgeralds Black Hawk remove the iron beams supporting the walls of the historic Masonic building on our property. Previously, the building was partially demolished in anticipation of encapsulating the remaining portions into a casino expansion and two of the walls of the structure remained in place supported by iron beams. The partial demolition permit of the Masonic building walls expired on June 1, 2005 and the City of Black Hawk has notified us that they want the iron beams removed and the Masonic building reconstructed. In addition, the Company has under option land behind Fitzgeralds Black Hawk that can be used for additional expansion. The City of Black Hawk has notified the Company that the option has terminated. The Company has filed a compliant against the City of Black Hawk seeking a court order declaring that the option remains valid until September of 2006. If the option is declared valid through September of 2006 and the Company exercises its option, the land would cost approximately $1.5 million (See Note 8 to the Consolidated Financial Statements - Commitments and Contingencies and Part II, Other Information, Item 1 - Legal Proceedings). The Company expects the casino expansion to cost approximately $24.0 million, including the reconstruction of the Masonic building and the purchase of associated gaming equipment and other furniture and fixtures. The cost to reconstruct the Masonic building, without engaging in the full casino expansion is anticipated to cost between $13.0 million and $16.0 million.  There is no guarantee that the Company will be able to move forward with acquiring the optioned property, reconstructing the Masonic building or completing the full casino expansion that would meet the City of Black Hawk’s desired timetable, or that the acquisition of the optioned property, reconstructing the Masonic building or expanding the casino will be economically viable for the Company. In addition, the Company, pursuant to the covenants contained within its $80.0 million credit facility, is prohibited from making capital expenditures in excess of $12.0 million in any calendar year ($9.0 million in 2007). In order to move forward with reconstructing the Masonic building or engaging in the full casino expansion, the Company would need to amend the current capital expenditure covenants. There is no guarantee that the banking syndication group to the $80.0 million credit would provide for such an amendment.  In addition, the November 10, 2005 verified complaint (see Note 8 to the Consolidated Financial Statements - Contingent Liabilities and Part II, Other Information, Item 1 - Legal Proceedings) seeks an assessment of a penalty in the amount of $499 for each day of the violation, beginning on June 1, 2005.  Through November 14, 2005, the Company's potential liability for the penalty is $0.1 million.  It will be necessary for the Company to use cash from operations or advances from the $80.0 million credit facility to pay the penalty if the court rules in favor of the City of Black Hawk on this item of the verified complaint.

The ultimate resolution of the assessments by the Indiana Department of State Revenue against the Company and the Company’s member and parent, BDI, in the amount of $3.9 million, plus penalties and interest (as more fully described in the Company’s December 31, 2004 annual report on Form 10-K) could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to its member for tax purposes. In addition, in April 2005, the Company made distributions to its member of $2.3 million for 2004 state income tax liabilities and 2005 estimated state tax liabilities. The Company anticipates that it will make future distributions to fund its member’s tax liabilities.

The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company and thereby require additional investment by the Company in its facilities, gaming devices and marketing efforts. If necessary and to the extent permitted under the indenture governing the 9 ½% notes, the Company would seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

On March 17, 2005, the Company entered into Amendment Number Two to the Loan and Security Agreement (“Amendment Two”) with the lenders to the $80.0 million credit facility. Amendment Two clarifies that the Company’s 2004 purchase of 170 acres of land located adjacent to the Buffington Harbor gaming complex is not a “Capital Expenditure” under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two is effective as of March 1, 2005.

On August 10, 2005, the Company entered into Amendment Number Three to the Loan and Security Agreement (“Amendment Three”). Amendment Three modifies the definition of EBITDA such that the Company can add back to EBITDA the termination charge of $2.3 million related to the sale of Fitzgeralds Black Hawk. (See Note 3 - Mutual Termination of Sale of Fitzgeralds Black Hawk).  In addition, the Company also amended the quarterly interest coverage ratio covenant contained in the Loan and Security Agreement, starting with the third quarter of 2005 through the fourth quarter of 2006. These amendments are effective as of June 15, 2005.

As of September 30, 2005, the Company had $41.0 million available on its $80.0 million credit facility.

CONTRACTUAL COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, which include our $80.0 million credit facility at September 30, 2005.  The table lists contractual commitments for the period October 1, 2005 through December 31, 2005, for the calendar years 2006 through 2009 and for the periods thereafter.
	Payments Due By Year
Contractual Obligations	October 1, 2005 to December 31, 2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt	$-	$-	$16,290,000	$-	$-	$260,000,000	$276,290,000
Credit Facility	-	-	39,005,285	-	-	-	39,005,285
Operating Leases (1)	969,958	3,742,941	3,576,452	3,409,963	3,243,474	3,723,279	18,666,067
Interest on
Long-Term Debt (2)	13,299,137	26,598,274	26,440,084	24,700,000	24,700,000	21,612,500	137,349,995
Credit Facility (3)	754,081	2,950,750	2,295,028	-	-	-	5,999,859
Total	$15,023,176	$33,291,965	$87,606,849	$28,109,963	$27,943,474	$285,335,779	$477,311,206

(1)
The Majestic Star Casino, LLC and Trump Indiana have each entered into parallel operating lease agreements with BHPA. Each of the lease agreements call for The Majestic Star Casino, LLC and Trump Indiana to make monthly lease payments. However, each party is entitled to a credit of 50% of such payment if the other party makes its monthly payment. In the above Contractual Commitments schedule the BHPA operating lease is shown net of the 50% credit. If The Majestic Star Casino, LLC acquires Trump Indiana then, pursuant to the operating lease agreement, The Majestic Star Casino, LLC will be obligated for the full amount of the debt related to the parking garage and payments made toward servicing the debt will be characterized as payments of principal and interest in the financial records of The Majestic Star Casino, LLC.

(2)	The Company will pay $13.3 million of interest on its long-term debt in the three-month period ended December 31, 2005. At September 30, 2005, $12.2 million of interest on long-term debt had been accrued for by the Company.
(3)	Variable rate of 7.6% is based on the current three-month LIBOR rate at September 30, 2005 plus the current applicable margin of 3.50% associated with the Company's LIBOR based loans.

On March 26, 1996, the City of Gary and Majestic Star entered into a development agreement, which requires Majestic Star to pay the City an economic incentive equal to 3% of Majestic Star’s adjusted gross receipts, as defined by the Riverboat Gambling Act. In the three- and nine-month periods ended September 30, 2005 and 2004, Majestic Star paid $1.1 million and $3.4 million, respectively, to the City of Gary in economic incentive taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of SFAS 151 will have a material impact on its financial position, results of operations or its cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of SFAS 153 will have a material impact on its financial position, results of operations or its cash flows.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 151 will have a material impact on its financial position, results of operations or its cash flows.

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

There have been no changes in the Company's internal controls during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity  claims, to be routine litigation incidental to the Company’s business. Except as described below, management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2004, a former employee of The Majestic Star Casino, LLC filed a collective action against the Company and the motor vessel Majestic Star to collect overtime wages which plaintiff alleges were not paid in violation of the Fair Labor Standards Act. On September 6, 2005, the Company and the plaintiffs entered into a Release and Settlement Agreement pursuant to which the Company paid the plaintiffs $13,000 in exchange for a full and final release of all claims arising out of plaintiffs’ employment with the Company. The parties executed a Joint Stipulation of Dismissal and filed the same on September 15, 2005.

In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs’ website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney’s fees. Each of the casino defendants, including Barden Mississippi, has filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. The plaintiffs’ antitrust and common law tort claims against the Tunica County Tourism Commission have been dismissed. The casino defendants have filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs have filed a motion for summary judgment with respect to each of the casino defendants’ counterclaims. Both motions are currently pending before the court. The parties have agreed to postpone the mediation that was previously scheduled for October 6 and 7, 2005 to a date not yet determined. The trial date for this matter is currently set for August 28, 2006. The Company intends to vigorously defend against the lawsuit; however, it is too early to determine the outcome and the effect, if any, on the Company’s financial position and results of operations. The Company has established an accrual of $65,000 related to this litigation.

MAJESTIC STAR SALES AND USE TAX ASSESSMENT

In October 2005, the Department assessed Majestic Star for unpaid sales and uses taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The sales and use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. Subsequent to the assessment, Majestic Star’s management met with a representative of the Department to discuss the audit findings. Majestic Star has accrued $0.2 million at September 30, 2005 based on what it believes to be its liability. The remaining $0.1 million of the assessment relates to:

1.
The difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and

2.	Sales tax on the retail value of complimentary food provided to Majestic Star’s customers.

Both 1 and 2 above relate to the period August 2003 through 2004.

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. At or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At the time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. Majestic Star also filed a claim for refund with the Department for the taxes paid. That claim is currently outstanding. Majestic Star believes that it has no liability for prepared food for human consumption based on the Hyatt decision (see Note 6-Investment in Buffington Harbor Riverboats, LLC for a discussion of Hyatt). In addition, Majestic Star believes it only has a liability for sales tax on the cost, and not retail value, of merchandise and other products provided to its customers at no charge. Majestic Star is pursing its dispute with the Department.

FITZGERALDS BLACK HAWK LITIGATION

On July 14, 2005, the City of Black Hawk delivered a Notice of Abatement to Fitzgeralds Black Hawk. The notice alleged that a partially demolished historic structure owned by Fitzgeralds Black Hawk (the “Masonic Building”) constituted a public nuisance, and ordered that Fitzgeralds Black Hawk make substantial progress within seven (7) days to abate the nuisance by rebuilding the Masonic Building. Previously, the Masonic Building was partially demolished to preserve the façade and southwest wall by shoring, and in anticipation of encapsulating the remaining portions into a casino expansion. Two of the walls of the structure now remain in place supported by iron shoring beams.

In response to the Notice of Abatement, we proposed to the City of Black Hawk a four-phased proposal to address the Masonic Building and casino expansion, with later phases being contingent upon obtaining financing. Under the proposal’s phase-one, which was not contingent on financing, the iron shoring beams on the outside of the façade and wall would have been moved to the inside to immediately improve the Masonic Building’s appearance, and casino expansion would be initiated by installation of caissons in the Building’s interior footprint,  at an estimated cost of between $0.4 million and $0.5 million. While City of Black Hawk officials initially encouraged the submission of this phase-one proposal, it was rejected by Black Hawk’s City Council at its meeting on August 24, 2005.

At that meeting, the City Council instead demanded that we use the funds available for phase-one construction, to exercise our option to purchase nearby vacant land owned by the City of Black Hawk. In response, Fitzgeralds Black Hawk proposed to exercise its option as requested, but to address financing constraints by making payments over three years. The City of Black Hawk rejected this offer, and by letter of October 3, 2005 instead notified us that it had unilaterally terminated our option, and would immediately entertain other offers to purchase the vacant land. Accordingly, on October 6, 2005, we filed a Complaint in the District Court for Jefferson County, Colorado, styled Barden Colorado Gaming, LLC v. City of Black Hawk of Black Hawk, seeking a declaration that the option remains valid until September of 2006. Acquiring the vacant land under option would cost the Company approximately $1.5 million.

On November 10, 2005, Fitzgeralds Black Hawk was served with a Verified Complaint in an action styled City of Black Hawk of Black Hawk v. Barden Colorado Gaming LLC. The Verified Complaint, which has been filed in the Municipal Court for the City of Black Hawk, asserts that Fitzgeralds Black Hawk maintains a partially demolished historic building which constitutes a public nuisance. At this time, the City of Black Hawk seeks a finding that the structure violates the Municipal Code, an injunction prohibiting Fitzgeralds Black Hawk from keeping the alleged nuisance, an injunction directing Fitzgeralds Black Hawk to rebuild the historic structure, and assessment of a penalty in the amount of $499 for each day of the alleged violation, beginning on June 1, 2005. Fitzgeralds Black Hawk’ answer is due, and a hearing will be held, on December 21, 2005. Fitzgeralds Black Hawk is currently evaluating the facts and applicable law as it relates to this case and thus it is too early to determine the likely outcome. Fitzgeralds Black Hawk expects the casino expansion to cost approximately $24.0 million, including the re-construction of the Masonic Building and the purchase of associated gaming equipment and other furniture and fixtures. The cost to re-construct the Masonic Building, without engaging in the full casino expansion, is anticipated to cost between $13.0 million and $16.0 million.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:
Exhibit No.	Description of Document

10.1*
Amendment Number Three to Loan and Security Agreement dated as of June 15, 2005 by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as agent.

31.1**	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the registrant’s Form 8-K filed on August 12, 2005.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
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

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

10.1*
Amendment Number Three to Loan and Security Agreement dated as of June 15, 2005 by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as agent.

31.1**	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the registrant’s Form 8-K filed on August 12, 2005.
** Filed herewith.