Form 10-K
period 2005-12-31
MAJESTIC STAR CASINO LLC
filed 2006-04-17
CIK 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 333-06489

Indiana	THE MAJESTIC STAR CASINO, LLC	43-1664986
Indiana	THE MAJESTIC STAR CASINO CAPITAL CORP.	35-2100872
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant As specified in its charter)	(I.R.S. Employer Identification No.)

301 Fremont Street
Las Vegas, NV 89101
(702) 388-2224

(Registrant’s address and telephone number, including area code)

Securities registered pursuant to section 12(b) of the act: None
Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [  ] Accelerated Filer [  ]  Non-accelerated filer [X]

Indicate by a check mark whether the registrant is a shell company (as defined in rule 12-b2 of the Act.)
[  ]Yes  [X] No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of common stock issued and outstanding: Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
2005 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

GENERAL

The Majestic Star Casino, LLC was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino, LLC conducts its operations both directly and through its subsidiaries. In this report, unless indicated otherwise, “Majestic,” the “Company,” “we,” “us,” and “our” refer to The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., and our subsidiaries which guarantee our principal debt obligations.

We own and operate four casino properties, two located in Gary, Indiana, (“Majestic Star” and “Majestic Star II”, collectively, the “Majestic Properties”), and one each in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”), and Black Hawk, Colorado (“Barden Colorado” or “Fitzgeralds Black Hawk”). As of December 31, 2005, our properties collectively contain approximately 4,800 slot machines, 133 table games, 21 poker tables and 807 hotel rooms. Our properties are well established, each having been in operation for at least nine years, and are well situated within significant drive-in gaming markets. Within each market, we leverage our strong brand names, experienced management, value-oriented amenities and emphasis on slot play to target mid-level gaming customers who overwhelmingly favor slot play.

Majestic Star II was purchased from Trump Entertainment Resorts Holdings, L.P. (“TERH”) on December 21, 2005 for a purchase price of $253.0 million, subject to adjustments for certain obligations, cash on hand and working capital.

We are wholly owned by Majestic Holdco, LLC (“Majestic Holdco”) which is indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer and the sole shareholder of Barden Development, Inc. (“BDI”), the parent to Majestic Holdco. Mr. Barden has an established track record of operating, developing and acquiring properties in the gaming industry and in other industries.

Our executive offices are located at 301 Fremont Street, 12th Floor, Las Vegas, Nevada 89101, and our telephone number is (702) 388-2224. Our World Wide Web site can be accessed through either http://www.majesticstar.com or http://www.fitzgeralds.com. The information in our website is not part of this report.

GAMING FACILITIES

The following provides certain information regarding our gaming facilities as of December 31, 2005:

	Majestic Star	Majestic Star II	Buffington Harbor Gaming Complex	Fitzgeralds Tunica	Fitzgeralds Black Hawk
Date Opened	June 1996	June 1996	June 1996	June 1994	May 1995
Gaming Square Feet	40,800	43,000	n/a	38,088	10,253
Slot Machines	1,602	1,336	n/a	1,307	599
Table Games	48	45	n/a	34	6
Poker Tables	—	21	n/a	—	—
Hotel Rooms (1)	—	300	n/a	435 standard	—
				72 suites
Amenities	3 bars VIP lounge	Steak house Deli Coffee shop Bar	Buffet Food Court Restaurant Gift shop Ballroom	Steak house Coffee shop Buffet 2 bars Ballroom Gift shop	Restaurant Bar
Parking			2,000 covered (includes 300 valet) 2,600 surface	411 covered 1,213 surface 171 valet	392 covered valet

(1)	Of the 300 rooms at Majestic Star II, 28 are currently being used as casino offices.

•
Majestic Star is a riverboat casino located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. The riverboat casino is a four-story, 360-foot long vessel with a contemporary design that accommodates approximately 3,000 passengers plus crew. The casino includes approximately 40,800 square feet of gaming space across three expansive decks. The casino vessel provides live entertainment, a sports bar, a VIP lounge, and a private high-limit table games area.  Majestic Star is located adjacent to the 2,000-space covered parking garage (300 spaces of which are valet) at the Buffington Harbor gaming complex.

•
Majestic Star II (formerly Trump Indiana) also operates from the Buffington Harbor gaming complex. The riverboat casino is a four-story, 280-foot long vessel, which accommodates approximately 2,740 passengers plus crew. The casino vessel includes approximately 43,000 square feet of gaming space that provides live entertainment, a high limit gaming area, and a poker room, which is the largest in the Chicagoland market. Majestic Star II owns and operates a 300-room hotel and various restaurants. It is also located adjacent to the 2,000-space covered parking garage at the Buffington Harbor gaming complex.

•
The Buffington Harbor gaming complex is a two-level, 85,410 square foot structure containing Passports World Class Buffet, Koko Taylor’s Blues Cafe and three additional food and beverage outlets: Miller Pizza, Harbor Treats and Jackpot Java. At this time, Buffington Harbor leases the rights to operate these restaurants to third parties and does not operate any of the food and beverage facilities located on its premises. The Buffington Harbor gaming complex is adjacent to an outdoor festival area. The Buffington Harbor gaming complex also contains a gift shop, banquet and entertainment facilities, a VIP lounge, a 2,000-space covered parking structure and 2,600 surface parking spaces. The complex offers valet parking and convenient bus loading and unloading facilities.

•
Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica has an Irish castle theme and is the focal point of a 50-acre site situated adjacent to the Mississippi River. Fitzgeralds Tunica is a full-service entertainment destination whose customer base has increased and become more diversified by its ability to attract, in addition to local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. Fitzgeralds Tunica includes 38,088 square feet of gaming space, a 507-room hotel (including 72 suites), an indoor special events center, an indoor swimming pool, two bars, three restaurants and a gift shop.

•
Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is approximately 30 miles from Denver. The 10,253 square foot casino also offers a restaurant and a bar. Fitzgeralds Black Hawk also has a 392-space, all valet parking garage adjacent to the casino.

OPERATING STRATEGY

Our operating strategy is to attract middle market guests by continuing to promote our properties as providing a quality casino experience and personal service at an affordable price. We believe these middle market guests constitute the largest segment of potential gaming customers whom we can then identify, qualify and target for direct marketing activities. We intend to accomplish this by continuing to pursue the following principal elements of our strategy:

Good Locations in Strong Drive-in Markets. Our properties are located in significant drive-in gaming markets, which allows our casino patrons to reach us in short travel times and make repeated trips to our gaming facilities.

•
Majestic Star/Majestic Star II. Majestic Star and Majestic Star II are located 23 miles from downtown Chicago and they primarily draw customers from the Chicagoland area. The Chicagoland market is the third largest gaming market in the United States, with only Las Vegas and Atlantic City being larger. Majestic Star and Majestic Star II also attract drive-in customers from other areas in Illinois, Indiana and Michigan.

•
Fitzgeralds Tunica. Fitzgeralds Tunica is located 30 miles from downtown Memphis, Tennessee and primarily draws its gaming patrons from the Memphis area and also attracts drive-in customers from Northern Mississippi, Little Rock, Arkansas, southern Missouri and Birmingham and Huntsville, Alabama, as well as regional travelers flying into Memphis.

•
Fitzgeralds Black Hawk. Fitzgeralds Black Hawk is located in the Black Hawk/Central City, Colorado market, which includes the City of Black Hawk and Central City, approximately 30 miles from Denver and attracts drive-in or “day trip” customers from the population centers of Denver, Boulder, Colorado Springs and Fort Collins, Colorado, as well as Cheyenne, Wyoming.

Gaming Brands. We believe our gaming brands help attract and retain customers.

•
Majestic Star. We utilize an integrated marketing campaign to brand Majestic Star in the Chicagoland market for slot customers from the middle-income segment. Mike Ditka, the former Chicago Bears player and coach, is our celebrity spokesperson who we believe has created better brand awareness of the property. We have developed many advertising campaigns and promotions around Coach Ditka. Our messages about Majestic Star have appeared in various media, including television, radio, print and outdoor media, which we believe has improved our market share among Chicagoland area gaming facilities. We intend to utilize these and other similar brand marketing techniques to continue attracting middle-income customers, whom we then may identify, qualify and target for direct marketing activities. The Majestic Star branding has also been applied to the Majestic Star II property upon its acquisition on December 21, 2005.

•
Fitzgeralds. The Fitzgeralds® brand has developed into a nationally recognized gaming brand for casino and hotel services, using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at our Fitzgeralds properties. The Irish Luck theme allows us to capitalize on our belief that every casino guest wants to feel lucky. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow. We believe the Fitzgeralds® brand has come to represent an exciting atmosphere coupled with warm, friendly employees.

Strong Ownership and Experienced Management. We are indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer. Mr. Barden has an established track record of developing, operating, and acquiring properties in the gaming industry. Over the last 40 years, Mr. Barden also successfully built, owned, and operated numerous businesses in various industries, including cable television, international trade, radio broadcasting and real estate development. Barden Companies, Inc., a company wholly owned by Mr. Barden, was named “Company of the Year” in 2003 by Black Enterprise magazine. In 2004, Mr. Barden received a Trumpet Award from Turner Broadcasting, Inc. as “Entrepreneur of the Year.” The Trumpet Awards recognize the achievements of African-Americans and salutes them for their fortitude and persistence in their field. In 2005, Mr. Barden received the “President’s Trailblazer Award” at the Los Angeles branch of the NAACP Freedom Fund Dinner and “Entrepreneur of the Year Award” at the Indiana Black Expo in which Indiana Governor Mitch Daniels attended and President George W. Bush was the keynote speaker. Our corporate and property management teams collectively have extensive experience in the gaming industry, with in-depth knowledge and experience regarding the markets in which they conduct business. Our property general managers and chief financial officer have, on average, over 25 years of experience in the gaming industry.

Emphasize Slot Play. We emphasize slot machine wagering, which we believe is the fastest growing, most stable and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological innovation that is resulting in the replacement of older devices with advanced interactive electronic games and ticket-in ticket-out technology (“TITO”). TITO allows us to operate our casino floors more efficiently which provides a greater level of guest service. TITO allows our customers to play their favorite slot machines longer with fewer interruptions and eliminates the problems and expense associated with handling coins and tokens. As of December 31, 2005, the Majestic Properties were 90% TITO. As part of integrating the operations of Majestic Star and Majestic Star II, our Majestic Properties became 100% TITO during the first quarter of 2006. As of December 31, 2005, Fitzgeralds Tunica and Fitzgeralds Black Hawk are 61% and 43% TITO, respectively. Company-wide, we were 77% TITO as of December 31, 2005. We expect Fitzgeralds Tunica and Fitzgeralds Black Hawk to be 100% TITO by the end of 2006. We continue to enhance and modify our mix of slot machines to meet the demand of our customers. As a result of our continued focus on slot play, slot revenues generated approximately 87.5% of our gaming revenues for the year ended December 31, 2005.

Focus on Quality and Service at an Affordable Price. Our casinos provide a high-quality casino entertainment experience at an affordable price to attract middle market guests. Our approach to business at our properties focuses on guest service and includes:

•	friendly employees;

•	trained hosts to personally assist guests;

•	quality food and beverages;

•	lodging (at Fitzgeralds Tunica and the Majestic Properties) at a moderate price;

•	a mix of gaming machines tailored to our customers; and

•	personal attention through direct mail promotions, targeted incentives and the use of the Majestic Star and Fitzgeralds Cards as part of a frequent player recognition program.

We believe that such an approach to business creates a comfortable, familiar and friendly environment that promotes customer loyalty and satisfaction, enhances playing time, leads to a high rate of repeat business and is the basis for the further development of our brands and our reputation for quality and service at an affordable price.

MARKETING AND GROWTH STRATEGIES

We believe that our future growth is going to be based upon our ability to successfully grow and market to our database of casino customers, provide our customers with a superior level of service and value-oriented gaming, generate greater levels of hotel occupancy (Fitzgeralds Tunica and the Majestic Properties) from qualified, rated customers, and leverage our food, beverage and entertainment options to satisfy our existing customers and prompt visits from customers who have not previously patronized our facilities. We will continue other forms of broad-based marketing to attract customers to our facilities. These other forms include television, radio, newspaper and outdoor media. Our advertising messages are awareness, image and product oriented. We also emphasize entertainment, events and promotions through different methods of advertising to increase our revenues.

All of our properties are located in regional markets. Our customers generally live within close proximity to our casinos, and are more likely to make frequent trips to our facilities. Since we operate regionally, database marketing is a key element to encouraging casino customers to make frequent visits to our properties. But equally as critical is attracting new customers to our casinos so that we can grow our database. We do this through a combination of promotions, events, and product and entertainment marketing. Through our investment in player tracking technology systems, the use of the Majestic Star and Fitzgeralds player cards allows us to track individual or combined play at slot machines, table games, as well as food and beverage and hotel expenditures (available at Fitzgeralds Tunica and the Majestic Properties). The systems allow us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking programs allow us to target our marketing programs to categories of players, including advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages, direct mail, and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking system also allows us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences.

A key element to enhancing our casino revenues and profitability is our continued investment in the newest slot machines and slot technology. Each year we purchase the newest slot machines available to continue to provide our casino guests with the most entertaining gaming experience possible. We have found that providing a broad array of slot machines, differentiated by denomination and game type is the most successful strategy in maximizing revenue from our slot machines. We also continue to invest heavily in technology that will allow us to operate our casino floors more efficiently, provide greater levels of guest service and offer promotional programs that are directly linked with slot machine play. Our customers will find this advantageous since they will no longer have to stand in lines to receive their promotion or cash out their winnings.

With the ownership of both Majestic Star and Majestic Star II, we will be better able to define our marketing efforts in the Gary/Chicago area. When a patron comes to our location, we will receive 100% of the revenue where in the past, the potential existed for the patron to visit the Trump Indiana facility. With ownership of both facilities, we will be able to make capital improvements that will provide a direct and full return to the Company.

We own approximately 320 acres at the Buffington Harbor gaming complex which we intend to develop. Improvements could include a new hotel, convention center, health care facility, condominiums, and other amenities to support our casino operations. These improvements would be phased in over time and funded with a combination of public and private investment.

At our Fitzgeralds Black Hawk property, we own two adjacent partially demolished buildings that provide expansion opportunities. One of the properties, the Rohling Inn, we expect to rebuild in 2006 and 2007 and will be used for administration and player events. We believe having separate facilities to host events will enhance our player development abilities. The second building, the Masonic Building, is available for future casino expansion. We believe that we can add approximately 420 slot machines in the Masonic Building footprint at a total expansion cost of approximately $25.0 million.

In Tunica, Mississippi, the local government has invested in developing tourism and promoting the area casinos. In 2004, Tunica County opened the Tunica River Front Park adjacent to our Fitzgeralds Tunica property. The Tunica River Front Park is a $23.0 million facility that contains a museum, nature trails, retail outlets, a boat docking facility and a riverboat. In addition, Tunica County constructed a new golf course near the Tunica casinos. In an effort to increase customer traffic to the Tunica area, Tunica County is expanding its airport into a regional airport. The airport runway has already been lengthened to accommodate regional jets. Regular flights have recently been announced from Atlanta to Tunica by Pan Am Clipper Connection. These improvements, and other improvements planned for the future, are intended to expand the Tunica market reach and bring more visitors to the area.

In the near future, we will embark on various projects and initiatives to draw a wider customer base at Fitzgeralds Tunica. Fitzgeralds Tunica primarily markets to a lower denomination, value oriented slot customer. We plan on improving the quality of both our slot and table customers by improving our restaurant operations and food product, upgrading hotel rooms with amenities that better customers expect, and getting more aggressive with credit. We believe there is market potential for a better level of customer.

COMPETITION

We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. In addition to regional competitors, we compete with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers, but also for employees. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering, slot parlors, race tracks with slot machines, and card parlors.

In northwest Indiana, there are three other casinos that the Majestic Properties compete with for customers. In addition there are numerous other casinos in the Chicago area, some of which are in close proximity to the Majestic Properties. Horseshoe Casino in Hammond, Indiana, has proposed building a new, larger riverboat to replace its existing vessel and making significant other improvements. Blue Chip, a riverboat gaming property located in Michigan City, Indiana, recently began operations of a newly constructed single-level dockside riverboat. The new boat expanded Blue Chip’s casino to 2,170 slot machines and 51 table games. In connection with the construction of the new boat, Blue Chip added a new parking structure and enhanced its land-based pavilion. Michigan City, Indiana is located approximately 30 miles from the Buffington Harbor gaming complex.

The Pokagon Band of Potawatami Indians is also planning to build a new land-based casino and hotel in New Buffalo, Michigan, approximately 50 miles east of Gary, Indiana, which is expected to open in late 2007. These changes in the market capacity could have an impact on our ability to compete in the northwest Indiana and Chicago market.

In Tunica, Mississippi, there are eight other casinos that compete with Fitzgeralds Tunica, along with casinos farther south in Mississippi and in other states, that seek to attract customers from many of the same areas in which we market. The Horseshoe Hotel and Casino, a property in Tunica, is adding amenities by converting its Bluesville Museum into a Diamond Club for high-end customers. A Canadian company has announced plans for a new casino resort development in the Tunica market, but no completion date has been set and no construction has started for this project. In Mississippi, there is no limit on the number of gaming licenses allowed.

In addition, over the years, the Arkansas voters and the Arkansas legislature have considered various proposals to approve casino gaming in Arkansas or slot machines at a dog track in West Memphis and a horse track in Hot Springs. In voter referenda held in November 2005, the voters of both cities approved the installation of “electronic games of skill” at these tracks. On March 17, 2006, a ballot initiative was approved by the attorney general for the state of Arkansas that, if successful, would allow for an amendment to the Arkansas constitution to permit casino-style gaming resorts in seven counties throughout the state. The counties for which gaming is proposed encompass the cities of Little Rock, Hot Springs and West Memphis. Since our operations in Tunica attract gaming patrons from Arkansas, our Tunica property in particular could be negatively impacted by the existence of casino gaming or slot machines at race tracks in Arkansas.

There are numerous casinos in Black Hawk/Central City, Colorado all competing for customers in the Denver and surrounding area, which is the primary feeder market for Fitzgeralds Black Hawk. In addition, our competitors continue to make improvements to their properties. In 2005, the Isle of Capri opened a 162-room hotel, added 600 parking spaces and expanded its casino. The Mountain High Casino continues to make progress toward the completion of its planned capital improvements. The expansion of the parking garage at Mountain High, which nearly doubled the capacity to 1,550 parking spaces, was completed in November 2005 and the remodeling of the casino and non-gaming venues on the first floor was substantially completed in December 2005. In February 2006, Mountain High expects to complete the remodeling of the second floor of the casino, which will include an additional 700 slot machines. Mountain High’s construction of a 537-room AAA Four Diamond-quality hotel is planned to begin in the first quarter of 2006 and is expected to be completed in the second quarter of 2008. Also, there has been a resurgence of gaming development in Central City, the sister city to Black Hawk. Combined expansion and development in Black Hawk could take market share from our Fitzgeralds Black Hawk property.

The recent and continued expansion of legalized casino gaming within existing jurisdictions and into new jurisdictions throughout the United States has increased competition faced by us and such competition could increase in the future. Currently, a tenth casino license in Illinois has been tied up due to various legal and political issues. When these issues are resolved and a new casino operation is allowed to move forward, depending on the location of that casino, it could have a significant impact on the financial performance of our Majestic Properties.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information regarding the Company’s business segments, see Note 17 of the Notes to Consolidated Financial Statements.

SEASONALITY

The gaming operations of the Company’s properties are seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties’ results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, the Majestic Properties’ operating revenues are expected to be stronger during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Fitzgeralds Black Hawk facility. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company’s results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

EMPLOYEES

As of December 31, 2005, we directly employed approximately 3,200 persons. Approximately 10% of our workforce is unionized.

In recruiting personnel, Majestic Star is obligated, under the terms of a Development Agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of 70% from racial minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana. We believe that our recruitment efforts and programs meet this obligation.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

We utilize a comprehensive integrated marketing campaign to brand Majestic Star as “THE WINNING PLACE TO PLAY™” or “THIS IS MY KIND OF PLACE™” for slot customers from the middle-income segment. We own certain trademarks that are integral to the business and operation of Majestic Star’s riverboat gaming facility and the Fitzgeralds Casinos. For Majestic Star, each of the trademarks, “Majestic Star Casino®” (words and design), “Majestic Star®,” “Club Majestic®,” “Club Majestic Premier®,” “Change Your Luck! ®” and “We’ve Got Your Slots®,” is currently registered in the United States Patent and Trademark Office (“PTO”). Applications for registrations have been filed in the PTO for the marks “THE WINNING PLACE TO PLAY” and “THIS IS MY KIND OF PLACE.”

The Fitzgeralds Casinos have developed a national gaming brand by using a consistent Irish Luck theme throughout the casinos, hotel, restaurants and bars at each of its properties. We own proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the Irish Luck theme and gaming activities, including the marks “Fitzgeralds®,” “Fitz®,” and “Get Reel Lucky®.” Following the Fitzgeralds acquisition, and under a license from us, Fitzgeralds Reno, Inc. (“Fitzgeralds Reno”), a subsidiary of Fitzgeralds Gaming Corporation, retained the right to use the name “Fitzgeralds®” and certain other marks in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in Northern California, Northern Nevada, Oregon and Washington. In addition, Fitzgeralds Reno may assign the license to the first purchaser of the casino in Reno; however, any other assignment requires our prior written consent. We retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica and Fitzgeralds Black Hawk. In connection with any use of the Fitzgeralds name, the terms of the license require Fitzgeralds Gaming Corporation to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with our current operating standards. In connection with the spin-off of Barden Nevada, we entered into a license with Barden Nevada to allow Barden Nevada the right to use the name “Fitzgeralds®” and other marks in connection with its operation of that property.

GOVERNMENT REGULATION AND LICENSING

General

The ownership and operation of our gaming facilities are subject to various state and local laws and regulations in the jurisdictions where they are located. The following is a summary of the provisions of the laws and regulations applicable to the Company’s gaming operations and other laws and regulations applicable to the Company. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.

Indiana Gaming Regulation

The ownership and operation of the Majestic Properties is subject to regulation by the State of Indiana through the Indiana Gaming Commission (the “IGC”). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana. The IGC is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick. Referenda required by the Riverboat Gambling Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana to the east of Lake County.

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

A Riverboat Owner’s License and Operating Contract entitle the licensee or the Operating Agent to operate one riverboat. In May 2003, the Riverboat Gambling Act was amended to allow a person to hold up to one hundred percent of up to two individual Riverboat Owner’s Licenses. An owner’s initial license may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. While the IGC reserves the right to investigate Riverboat Licensees (a “Riverboat Licensee”) at any time it deems necessary, each Riverboat Licensee must undergo a complete reinvestigation every three years. An application for the required annual license renewals for 2005 was submitted and approved and the IGC granted approval of the transfer of the Trump Indiana license to the Company in November 2005.

The Riverboat Gambling Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat Licensees and Operating Agents must establish goals of expending ten percent of the total dollars spent on the majority of goods and services with minority business enterprises and five percent with women business enterprises. Each Riverboat Licensee is required to submit annually to the IGC a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to minority and women’s business enterprises. The IGC may suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these statutory requirements. For the calendar year ended December 31, 2005, the Company has submitted unaudited reports to the IGC that the Company believes meets these statutory requirements.

Indiana state law stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150 million. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed.

The Indiana Gaming Commission has also promulgated a rule mandating Riverboat Licensees to maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a Riverboat Licensee’s average payout for a three-day period based on the riverboat’s performance the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.

The Company and its affiliates are subject to restrictions on the incurrence of debt. A Riverboat Licensee and its affiliates may enter into debt transactions that total $1.0 million or more only with the prior approval of the IGC.  Such approval is subject to compliance with requisite procedures and a showing that each person with whom the riverboat licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Act.  Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings.  The IGC, by resolution, has authorized the Executive Director, subject to subsequent ratification by the IGC, to approve debt transactions after a review of the documents and consultation with the Chair and either the Certified Public Accountant who is a Member of the IGC or who acts as a consultant to the IGC. The IGC approved the debt we issued in December 2005 to acquire the stock of Trump Indiana.

Mississippi Gaming Regulation

The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations, but primarily the licensing and/or regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

The Mississippi Act provides for legalized gaming in each of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. If other such proposals were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such proposals.

Currently, gaming is permissible in nine of the fourteen eligible counties in the State of Mississippi and gaming operations have commenced in seven counties. Traditionally, Mississippi law required gaming vessels to be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. In 2005, however, the Mississippi Legislature amended the statutes to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations under limited circumstances.

The Mississippi Act permits unlimited stakes gaming on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

We and any subsidiary of ours that operate a casino in Mississippi (a “Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. Each of the Company, Majestic Holdco, and BDI, have registered under the Mississippi Act as either a publicly traded corporation (a “Registered Corporation”) or a holding company of Barden Mississippi Gaming, LLC, the owner and operator of Fitzgeralds Tunica and a licensee of the Mississippi Commission. We, BDI, and Majestic Holdco, as registered holding companies or publicly traded corporations, within the meaning of the Mississippi Act, and Barden Mississippi, as a gaming licensee, are required periodically to submit detailed financial, operating and other reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. No person may become a stockholder of nor receive any percentage of profits from a licensed subsidiary of a registered holding company or publicly traded corporation without first obtaining licenses and approvals from the Mississippi Commission.

Barden Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi’s current gaming license expires in December of 2007.

Certain management personnel of ours, and our manager, and our parent, and certain management personnel and key employees of Barden Mississippi must be found suitable or be approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to the key employees of Barden Mississippi, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation.

We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission, in its discretion, may require the holder of any debt security of a Registered Corporation or a registered holding company to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership of the debt security by the holder would be inconsistent with the declared policies of the State.

Although the Mississippi Commission generally does not require the individual holders of obligations, such as notes, to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with those securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering and remains subject to the ability of the Mississippi Commission to issue a stop order with respect to any such securities offering if the staff determines it would be necessary to do so.

Under the regulations of the Mississippi Commission, Barden Mississippi may not guarantee a security issued by us or any other affiliated company pursuant to a public offering, or pledge the assets of Barden Mississippi to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the equity securities of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming licensee or a registered holding company and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions in connection with prior offerings of securities, including the recently issued notes to acquire Trump Indiana, subject to certain restrictions from the Mississippi Commission for pledges and stock restrictions in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a Loan to Licensees report with the Mississippi Gaming Commission within thirty (30) days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order such transaction rescinded.

None of us, BDI, Majestic Holdco, or Barden Mississippi may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We previously have obtained a waiver of foreign gaming approval from the Mississippi Commission for our gaming operations in Indiana, Nevada and Colorado. We will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

If the Mississippi Commission were to determine that we, BDI, Majestic Holdco, or Barden Mississippi violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the approvals of any such company and the license of Barden Mississippi, subject to compliance with certain statutory and regulatory procedures. In addition, we, BDI, Majestic Holdco, Barden Mississippi and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and our business, financial condition and results of operations.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly, monthly, quarterly or annually. Gaming taxes are based upon the following:

•	a percentage of the gross gaming revenues received by the casino operation;

•	the number of gaming devices operated by the casino; or

•	the number of table games operated by the casino.

The license fee payable to the State of Mississippi is based upon “gaming revenue” (generally defined as gross receipts less payouts to customers as winnings) and the current maximum rate imposed is eight percent of all gaming receipts in excess of $134,000 per month. The foregoing license fees paid by Barden Mississippi are allowed as a credit against Barden Mississippi’s state income tax liability for the year paid. The gross revenue fee imposed by Tunica County equals approximately four percent of the gaming receipts.

The sale of alcoholic beverages, including beer and wine, at Fitzgeralds Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi State Tax Commission. Fitzgeralds Tunica is in an area designated as a special resort area, which allows Fitzgeralds Tunica to serve alcoholic beverages on a 24-hour basis. All such licenses are revocable and are non-transferable. If the ABC laws are violated, the ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on us and Barden Mississippi’s operations at Fitzgeralds Tunica. Certain of our officers and managers at Fitzgeralds Tunica must be investigated by the ABC in connection with our liquor permits and changes in certain key positions must be approved by the ABC.

Colorado Gaming Regulation

The Colorado Limited Gaming Act of 1991 (the “Colorado Act”) authorizes limited gaming only in certain designated commercial districts of Central City, Black Hawk and Cripple Creek, Colorado. Limited gaming consists of poker, blackjack and slot machines, all with maximum single bets of five dollars. Only persons aged 21 or older may participate in limited gaming, and limited gaming and the sale of alcoholic beverages are prohibited between the hours of 2:00 a.m. and 8:00 a.m. Limited gaming is only allowed on premises licensed for that purpose, and the licensed premises of any building may not exceed 35% of the square footage of the building and no more than 50% of any floor of such building. There is no limitation on the size of any structure or total square footage devoted to limited gaming.

Pursuant to the Colorado Act, and the rules and regulations promulgated thereunder (collectively, the “Colorado Gaming Regulations”), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation by the Division of Gaming (the “Colorado Division”) and the Colorado Limited Gaming Control Commission (the “Colorado Gaming Commission”).

The Colorado Gaming Commission may issue: (1) slot machine manufacturer or distributor; (2) operator; (3) retail gaming; (4) support; and (5) key employee gaming licenses. The first three licenses require annual renewal by the Colorado Gaming Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The retail gaming license renewal process includes a determination by the Colorado Gaming Commission that the licensee will operate in compliance with the statutes, rules and regulations governing the conduct of casino gaming in Colorado and that the licensee continues to be of good moral character and fitness. The Colorado Gaming Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer, or who provide goods or services in return for fees calculated upon a percentage of limited gaming revenue. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses. On June 20, 2005, Barden Colorado applied with the Colorado Gaming Commission for a renewal of its operators and retail gaming licenses, and those licenses were renewed on September 15, 2005.

The Colorado Act requires that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character. These persons ordinarily must submit to a full background investigation conducted by the Colorado Division and the Colorado Gaming Commission. The Colorado Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant. Limited disclosure forms are required of those persons holding any equity interest under 5% in a non-publicly traded applicant.

In addition, all persons loaning monies, goods, or real or personal property directly or indirectly to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission, and in the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person’s suitability for licensure, and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested, or to submit to a suitability or background investigation, may result in the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Investigations for suitability, background, or any other reason may delay a license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the Colorado Gaming Regulations are void and unenforceable.

Persons found unsuitable by the Colorado Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

With limited exceptions applicable to licensees that are publicly traded entities, no person, including persons who may acquire an interest in a licensee pursuant to a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission.

The State of Colorado has enacted an annual tax on the adjusted gross proceeds (“AGP”) from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. The Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Currently, the gaming tax rates which were reaffirmed in June 2005 are 0.25% on AGP of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million.

The town of Black Hawk imposes an annual device fee on each slot machine, black jack and poker table in the current amount of $750 per device. Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, liquor license and other municipal taxes and fees.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Barden Colorado has state and local alcoholic beverage licenses for Fitzgeralds Black Hawk. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend or revoke any such licenses. Violation of these state alcoholic beverage laws is a criminal offense, and violators are subject to criminal prosecution, incarceration and fines.

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

Regulations adopted by the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number, which regulations were subsequently modified to include a suspicious activity reporting rule. Casinos are required to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity.

Compliance with Other Laws and Regulations

Our Majestic Star and Majestic Star II vessels must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The Majestic Star and Majestic Star II vessels must each hold a Certificate of Inspection and must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspection be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of our Majestic Star and Majestic Star II vessels, could be significant. To date, the U.S. Coast Guard has allowed in-place underwater hull inspections of the Majestic Star and Majestic Star II vessels. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of either Majestic Star or Majestic Star II from service for any period of time could adversely affect our business, financial condition and results of operations.

Our operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages.

ITEM 1A. RISK FACTORS

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below.

Our significant indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations on our indebtedness.

We have a significant amount of debt. As a result of our offerings, acquisitions, refinancings and assumption of Trump Indiana debt, our consolidated indebtedness as of December 31, 2005, is $548.6 million of which $47.2 million is outstanding under our Senior Secured Credit Facility (“Senior Secured Credit Facility”), $300.0 million of 9 ½% senior secured notes (“Senior Secured Notes”), $200.0 million of 9 ¾% senior unsecured notes (“Senior Notes”) (collectively, “the Notes”), and $1.3 million is outstanding for capital lease obligations and other indebtedness. In addition, the indentures governing the Notes permits us to incur additional debt in certain circumstances, including purchase money debt, and up to an additional $32.8 million under our Senior Secured Credit Facility.

Our high level of debt could have significant effects on our business. For example, it could, among other things:

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other outstanding indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes;

•	increase our vulnerability to adverse economic and industry conditions or a downturn in our business;

•
result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the indentures governing the Notes or our Senior Secured Credit Facility, which event of default could result in all of our indebtedness becoming immediately due and payable and would permit some or all of our lenders to foreclose on our assets securing such indebtedness;

•	limit our ability to fund or obtain additional financing for future working capital, capital expenditures and other general financial requirements;

•	place us at a competitive disadvantage compared to our competitors that have less debt.

We may not be able to generate sufficient cash flow to service our debt.

We might not be able to generate sufficient cash flow to service our debt, to repay the Notes when due or to meet unanticipated capital needs or shortfalls in our projections. We plan to be able to service our debt and repay the Notes when due with cash from operations and refinancing of debt upon maturity.

Our ability to generate sufficient cash flow to service our debt and to satisfy our other liquidity needs will depend on the future performance of our gaming operations, which is subject to many economic, political, competitive, regulatory and other factors that we are not able to control. However, if cash flows from operations are not sufficient to service our debt and to satisfy our other liquidity needs, we may need to seek additional financing in the debt or equity markets, refinance the Notes, sell selected assets or reduce or delay planned activities and capital expenditures. Any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all, and may be difficult because of gaming regulatory restrictions on ownership. In the event that we are left without sufficient liquidity to meet our debt service requirements, an event of default would occur under the indentures governing the Notes and our Senior Secured Credit Facility. Such an event of default could result in all of our indebtedness under the Notes and our Senior Secured Credit Facility becoming immediately due and payable and could permit the trustee under the indenture governing the Senior Secured Notes and the lenders under our Senior Secured Credit Facility to foreclose on our assets securing the Senior Secured Notes and our Senior Secured Credit Facility, which are secured by substantially all of our current and future assets.

We face significant competition in each market where we operate.

We face significant competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition, national presence and financial, marketing and other resources than we do. Our properties compete principally with other gaming properties in or near Illinois, Indiana, Mississippi and Colorado. Our competitors continue to make significant capital expenditures in their properties and are developing new properties. These new capital expenditures and casino projects will likely increase competition significantly and could negatively impact our operations.

In addition, we compete with gaming facilities nationwide, including casinos located on Indian reservations and other land-based casinos in Nevada and Atlantic City, and to some extent, with other forms of gaming, including state-sponsored lotteries, Internet gaming, on- and off-track wagering, slot parlors, race tracks with slot machines, and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future.

We may not realize any of the anticipated benefits of the Majestic Star II acquisition.

We cannot assure you that we will be able to integrate or manage Majestic Star II effectively or realize any of the anticipated benefits of the acquisition, including expected cost reductions. We have identified significant duplicative costs in labor and staffing, certain contracts, and marketing. While we believe that the cost reductions we have identified will not have a material impact on revenues of the combined Majestic Star and Majestic Star II casinos, customers may not accept certain reconfigurations of the gaming operations of the two vessels. Our failure to realize the anticipated cost savings or a lack of market acceptance of such changes would have a material adverse impact on our financial performance and operations.

Majestic Star II’s customer base could be negatively impacted by its loss of affiliation with other Trump casinos.

Majestic Star II cannot use the “Trump” name and related trademarks. Before the acquisition, Majestic Star II was affiliated with companies that collectively own and operate three other casinos, all located in Atlantic City, New Jersey. Some patrons may have visited Majestic Star II because of the Trump name or because they were taking advantage of Trump casino programs that are no longer offered by Majestic Star II. If a sufficient number of such customers are unwilling to patronize Majestic Star II, we could experience a reduction in visitation and in revenues, which could harm our business.

We may be unable to fund capital improvements.

Competition requires us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology and consumer tastes, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to improve the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. Furthermore, our Senior Secured Credit Facility contains covenants limiting the amounts we can spend on capital expenditures. If we are unable to make sufficient expenditures, our competitive position and our results of operations could be materially adversely affected.

Our operations are highly taxed and may be subject to higher taxes in the future and we have ongoing tax disputes.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, payroll taxes, franchise taxes and income taxes. From time to time, state and local governments have increased gaming taxes and property taxes (including on a retroactive basis), such as in Indiana with our Majestic Star, Majestic Star II and Buffington Harbor operations, and such increases can significantly impact the profitability of gaming operations. Any material increase in or the adoption of additional taxes or fees would have a material adverse effect on our future financial results. In addition, the Company and certain of its subsidiaries are a party to certain ongoing tax protests and audits.

We have assumed the liabilities of Trump Indiana in our stock purchase; further, indemnification obligations of the former owner of Trump Indiana may not be sufficiently secured.

As a result of acquiring the stock of Trump Indiana, we are legally responsible for any liabilities of Trump Indiana, including ordinary course litigation and certain contingent liabilities without further recourse to the former owner of Trump Indiana, TERH. TERH has agreed to indemnify us for tax liabilities attributed to the period prior to closing in addition to indemnification for breach of representations and warranties, fines or penalties payable to the IGC, certain identified litigation and pre-closing workers’ compensation and patron liability for the period prior to the closing date. Trump Indiana is a party to two ongoing audits by the Internal Revenue Service regarding its 1995-1997 federal income tax returns and its 2002 and 2003 federal income tax returns. Although $45.0 million was placed in escrow at closing with respect to TERH’s obligation to indemnify us for federal tax liabilities, there is no security for any other indemnification obligation. If TERH is unable or unwilling to satisfy in full any indemnity obligation that may occur, we may be unable to recover the full amount of the costs we incur, which could have a material negative impact on our financial condition, results of operations, and cash flow. Further, unanticipated contingent liabilities assumed as part of the stock transaction, if significant, could have an adverse impact on our financial condition, cash flows and results of operations.

Employee reductions and union related issues could result in work stoppages at Majestic Star, Majestic Star II or Buffington Harbor, which could seriously impact the profitability of our business.

As of March 27, 2006, we employ approximately 1,300 persons at our Majestic Properties and Buffington Harbor and other facilities of which approximately 22% are represented by unions and subject to collective bargaining agreements. The anticipated cost savings in connection with the acquisition require a reduction in headcount at each of Majestic Star, Majestic Star II and the Buffington Harbor gaming complex. While we believe that we have been able to implement the reductions without adversely affecting our relationship with our employees and the unions, a strike, work stoppage or other slowdown could significantly disrupt our operations at the Buffington Harbor facilities, which could have a material adverse effect on our operations and financial results. Approximately 325 people (significantly less than originally planned due to attrition) were laid off in March 2006 as part of the cost savings plan that had been contemplated as part of the Trump Indiana acquisition (“Trump Indiana Acquisition”).

Certain of our collective bargaining agreements will expire in the near future and we are currently in the process of negotiating new collective bargaining agreements with respect to certain employees. If we are unable to enter into new, satisfactory labor agreements with our unionized employees, we could experience a significant disruption to our operations at the Buffington Harbor facilities, which could have a material adverse effect on our operations and financial results. In addition, our non-unionized workforce may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the union related risks we now face.

Extensive government regulation continuously impacts our operations.

The ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local governmental entities and agencies. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines or forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions could have a material adverse effect on us.

A major component to the success and financial viability of the acquisition of Trump Indiana is the elimination of certain duplicative and unnecessary costs. While the IGC has given approval to the elimination of many of the costs, particularly those costs related to the elimination of certain personnel and the consolidation of casino functions between Majestic Star and Majestic Star II, the IGC reserves the right to review our revised structure and staffing levels and require us to add more staff or amend our structure if they deem internal control weaknesses exist.

Legislation or local referenda on gaming may restrict or adversely impact our operations.

The casino entertainment industry is subject to political and regulatory uncertainty. In some of the jurisdictions in which we currently operate or from which we attract customers, or into which we may expand, gaming is subject to local referenda. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations would be negatively impacted.

We are highly dependent on the services of our principal executive.

Our success is highly dependent on the efforts and abilities of Don H. Barden. Mr. Barden is Chairman, President and Chief Executive Officer of the Company with responsibility for key policy-making functions at each of our casinos. The loss of the services of Mr. Barden for any reason could have a material adverse effect on our business, operating results and financial condition.

We may be unable to retain management personnel at our properties.

We retain management personnel and key executives through a combination of programs and techniques, including employment agreements, performance-based compensation, and other types of incentives and benefit packages.

A number of current members of management and key executives are under employment contracts that expire from time to time. While we will make every reasonable effort to maintain those management personnel and key executives that are viewed as valuable to the operations of our casinos, there can be no assurance as to our success. Though we will attempt to fill vacated management and key executive positions determined to be necessary to our operations, there can be no estimate as to the time frame in filling these positions. Any delays in filling these positions could have a materially negative impact on our operations and financial results.

BDI is not restricted from pursuing other activities that may compete with us.

BDI, an entity wholly owned and controlled by Don H. Barden, indirectly beneficially owns all of our outstanding equity interests and voting power. In addition, we have entered into a manager agreement with BDI, which provides for, among other things, a distribution payable by Majestic to BDI for acting as its manager. Neither Mr. Barden nor any of the entities which he controls is restricted from pursuing other opportunities which may compete for business with our operations.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines operated by us at our casinos. It is important, for competitive reasons, that we offer to our customers the most popular and up to date slot machine games with the latest technology. We are in the process of replacing our older slot machines with advanced interactive electronic games with TITO technology, which allows our customers to play their favorite slot machines longer with fewer interruptions and eliminates the problems and expense associated with handling coins and tokens.

In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, certain slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring casinos to enter into participating lease arrangements in order to acquire the machines. Participating slot machine lease arrangements typically require the payment of a fixed daily rental and may also include payment of a percentage of coin-in or net win amounts. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not provide sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.

Loss of our casino properties from service would adversely affect our operations.

Our gaming facilities might be damaged or interrupted by fire, flood, wind, power loss, technology or mechanical failure, extended or extraordinary maintenance, earthquakes, terrorist attacks, war or similar events. In addition, the Majestic Star and Majestic Star II riverboats and our Tunica vessel and its dockside facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance or inspection (including routine inspections required by the U.S. Coast Guard). In addition, the Tunica vessel is subject to access restrictions which may be imposed by the Mississippi authorities controlling the mainline Mississippi River levee in Tunica. Loss of our casino properties from service for any period of time would adversely affect our business, financial condition and results of operations.

We are subject to potential exposure to environmental liabilities.

We are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect operations.

The Buffington Harbor gaming complex is located on a site where prior industrial operations and activities may have resulted in contamination of the environment. As the owner and operator of Majestic Star and Majestic Star II, we could be held responsible for the costs of addressing any contamination. Our liability under applicable environmental laws may be imposed without regard to whether we knew of, or were responsible for, the presence of hazardous substances and, in some cases, may not be limited to the value of the affected property. There can be no assurance that further development of the land, or of a new harbor, and the related construction, will not identify environmental contamination. If this were to occur, the costs of remediation or the disruption to our business could adversely affect our operations and may also adversely affect our ability to sell, lease or operate the property or to borrow against it. Further, the land owned by BHR has been the site of a spill and historical environmental contamination. Two leaking underground storage tank sites located in close proximity to the land may also impact the environmental condition of such land. Until the leaking underground storage tank sites receive final designation from the Indiana Department of Environmental Management and their impact on the land analyzed, environmental consultants have indicated that these sites are a recognized environmental condition. We are not entitled to indemnification from any prior owners or operators of the site with respect to environmental matters, except the indemnification from the City of Gary for a 170 acre site owned by Majestic Star.

We are not aware of any environmental contamination at the Fitzgeralds properties in Tunica, Mississippi and Black Hawk, Colorado. As to the Fitzgeralds Tunica property, an environmental investigation may not have been conducted prior to the purchase of this property, and accordingly, we may not qualify for an “innocent owner” or similar defense to any pre-development environmental liabilities that might be discovered in the future. The Fitzgeralds Black Hawk property, however, is located within a 400-square mile area that in 1983 was designated as the Clear Creek/Central City National Priorities List Site Study Area (“Study Area”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified for investigation or remediation, no assurance can be given that environmental problems will not subsequently be discovered, including in connection with any future construction on the expansion parcel of the property. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, and we could be identified as a “potentially responsible party” and any liability related thereto could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if any.

Changes in economic conditions may impact our financial performance.

Our business is affected by economic and market conditions in the markets from which we draw our customers. Majestic Star and Majestic Star II are particularly affected by economic conditions in the Midwest. A recession or economic slowdown, changes in general customer confidence or spending, increased fuel and transportation costs or travel concerns could cause a reduction in visitation to our properties, which could adversely affect our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information relating to the location and general characteristics of our properties appears under Item 1. “Business - Gaming Facilities” and is incorporated herein by reference.

Majestic Star and Majestic Star II are riverboat casinos docked at the Buffington Harbor gaming complex in Gary Indiana. The site has convenient access via either the Chicago Skyway or Interstate 80/94.

We own 320 acres of property in and around the Buffington Harbor gaming complex. This land is held for future development, which could incorporate various new casino amenities, funded with both public and private investment.

Fitzgeralds Tunica is located on a 50 acre site in north Tunica County, Mississippi. The site is accessible via Interstate 55 and then Highway 61.

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is accessible via Interstate 70 and then Highway 119. On December 30, 2005, the Company acquired 2.75 acres directly behind Fitzgeralds Black Hawk. That property is available for future development.

Our Senior Secured Credit Facility and Senior Secured Notes are secured by a lien on substantially all of our assets and the assets of our subsidiary guarantors, including the real property.

ITEM 3. LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company’s business. Except as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows.

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs’ website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney’s fees. Each of the casino defendants, including Barden Mississippi filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs’ anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants’ counterclaims. On December 21, 2005, the Court entered an order (the “Order”) granting the casino defendants’ motion for summary judgment and dismissing with prejudice plaintiffs’ claims against them. The casino defendants’ counterclaims remain pending. On January 19, 2006, plaintiffs filed a Rule 54(b) motion requesting that the Court direct the Clerk of Court to enter a judgment based on the Order or, in the alternative, issue an order certifying the Order for interlocutory appeal. The casino defendants filed an opposition to the plaintiffs’ motion on February 6, 2006. On February 7, 2006 the Court granted the plaintiffs’ Rule 54(b) motion for partial final judgment and on March 8, 2006, the plaintiffs filed a notice of appeal. The trial date for the casino defendants’ counterclaims has been continued until such time as the Fifth Circuit Court of Appeals rules on plaintiffs’ appeal. The Company intends to vigorously defend the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company’s financial position and results of operations.

Fitzgeralds Black Hawk litigation. On October 6, 2005, Fitzgeralds Black Hawk filed a complaint in the District Court for Jefferson County, Colorado against the City of Black Hawk seeking a declaration that Fitzgeralds Black Hawk’s option to purchase approximately 2.45 acres of vacant land owned by the City of Black Hawk remains valid until September 2006. Prior to filing the lawsuit, the City of Black Hawk had notified Fitzgeralds Black Hawk of its belief that the option had terminated. On December 30, 2005, Fitzgeralds Black Hawk purchased the vacant land from the City of Black Hawk for $1.45 million and concurrent therewith filed a Stipulation for Dismissal with Prejudice as it relates to the claims alleged in its lawsuit against the City of Black Hawk. An order granting the dismissal of the lawsuit was entered on January 9, 2006.

On November 10, 2005, Fitzgeralds Black Hawk was served with a Verified Complaint filed against it by the City of Black Hawk. The Verified Complaint, filed in the Municipal Court for the City of Black Hawk, asserted that Fitzgeralds Black Hawk maintains a partially demolished historic building (the “Masonic Building”), which constitutes a public nuisance and requested that the court enter a finding that the structure violates the Municipal Code, enjoin Fitzgeralds Black Hawk from keeping the alleged nuisance, direct Fitzgeralds Black Hawk to rebuild the historic structure, and assess Fitzgeralds Black Hawk a penalty in the amount of $499 for each day of the alleged violation beginning on June 1, 2005. On December 30, 2005, the parties filed a stipulation to dismiss the Verified Complaint without prejudice. An order granting the dismissal was entered on January 5, 2006. Pursuant to the terms of the stipulation, the City of Black Hawk agreed not to re-file its nuisance complaint based upon the same allegations as are in the Verified Complaint so long as Fitzgeralds Black Hawk is proceeding with certain work necessary to prepare for reconstruction of the Masonic Building as part of the Fitzgeralds Black Hawk casino expansion and so long as Fitzgeralds Black Hawk is engaged in and continues to make substantial and timely progress toward casino expansion to encompass the Masonic Building or toward rebuilding the Masonic Building itself. If the City of Black Hawk files another complaint based on some or all of the allegations in the Verified Complaint, such new action will, for all purposes, relate back to the Notice to Abate that the City of Black Hawk served on Fitzgeralds Black Hawk on July 14, 2005 related to the condition of the Masonic Building. Fitzgeralds Black Hawk expects the casino expansion to cost approximately $25.0 million, including the re-construction of the Masonic Building and the purchase and upgrade of associated gaming equipment and other furniture and fixtures.

Trump Indiana Litigations. At the time of the closing of the Trump Indiana Acquisition, Trump Indiana was a party to certain pending lawsuits. Pursuant to the terms of the Stock Purchase Agreement (“SPA”) dated November 3, 2005 between the Company and TERH, TERH agreed to indemnify the Company and its affiliates and hold each of them harmless from and against any and all losses suffered, incurred or sustained by any of them resulting from or arising out of certain of those lawsuits (the “Trump Litigation Indemnity”); however, the Trump Litigation Indemnity is unsecured. Included in the Trump Litigation Indemnity is that certain Trump Indiana ERISA lawsuit (described below) and an employment practices lawsuit (described below).

The Trump Indiana ERISA lawsuit was filed on February 8, 2005 by certain individuals in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations including Trump Indiana and other members of the Trump Capital Accumulation Plan Administrative Committee and alleges, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties to plan participants when Trump Hotel Casino Resorts, Inc. (“THCR”) common stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the plan. The plaintiffs brought the Trump Indiana ERISA lawsuit on behalf of themselves and certain other plan participants and beneficiaries and have sought to have the court certify their claims as a class action.

The employment practices lawsuit included in the Trump Indiana Litigation Indemnity is a lawsuit filed on October 12, 2001 by a former employee of Trump Indiana in the U.S. District Court for the Northern District of Indiana, Hammond Division, that alleges age, sex, race, and color discrimination claims as well as equal pay and retaliation claims. Due to the pending bankruptcy of Trump Indiana, the litigation has been stayed. At this time we cannot predict the outcome of either the Trump Indiana ERISA lawsuit or the Trump Indiana employment practices litigation.

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department is conducting an audit for the 2003 tax year, but no notice of proposed assessment has been received to date for that year. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company continues to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. In April 2005, BDI’s non-resident shareholder paid Indiana state income tax for fiscal year 2004 pursuant to the Indiana Tax Court’s decision in Aztar. BDI’s non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal year 2004.

Majestic Star Sales and Use Tax Assessments. In October 2005, the Department assessed Majestic Star for unpaid sales and use taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. On November 15, 2005, Majestic Star paid $0.2 million under the State of Indiana amnesty program to eliminate all use tax and a portion of the sales tax assessment for the 2001 through 2004 tax years. All penalties and interest associated with such payments were waived in their entirety pursuant to Indiana law. The remaining $0.1 million of the assessment relates to:

1.   The difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and

2.   Sales tax on the retail value of complimentary food provided to Majestic Star’s customers.

Both 1 and 2 above relate to the period August 2003 through 2004. On November 15, 2005, Majestic Star filed a protest of the proposed assessments protesting the sales tax assessments related to this period.

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At that time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003, on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and in March 2006, Majestic Star appealed those denials to the Indiana Tax Court on March 27, 2006. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving its customers on a complimentary basis based on the Hyatt decision (see Notes to Consolidated Financial Statements Note 10-Investment in Buffington Harbor Riverboats, LLC for a discussion of Hyatt).

BHR Sales and Use Tax Assessments

1998-2001 Tax Years. The Company directly and indirectly owns 100% of the outstanding membership interests of Buffington Harbor Riverboats, LLC (“BHR”). During the years at issue, the two 50% members of BHR were Majestic Star and Trump Indiana. In October 2002, the Department assessed BHR for unpaid use tax for 1998 and unpaid sales and use taxes for 1999 through 2001 in the total amount of $0.4 million, excluding interest. The assessments related to purchases of capital assets and supplies, vehicle leases and rental of other items of personal property, for which no sales tax was paid and no use tax was self-assessed. In addition, included in the assessment for the years 1999 through 2001, the Department assessed tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members, Majestic Star and Trump Indiana. Sales tax was assessed on BHR’s cost of the food, as measured by the members’ periodic reimbursements to BHR. BHR paid the use tax portion of the assessment and filed a protest of the proposed assessments of sales tax in December 2002. The Department conducted a hearing on the protest in August 2005 and in October 2005, issued a ruling waiving penalties but upholding the proposed $0.4 million assessment. BHR filed a petition with the Indiana Tax Court in March 2006, protesting the Department’s ruling with regard to the 1999-2001 tax years.

2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in sales and use taxes for the 2002 tax year, inclusive of interest and penalties, for many of the same sales tax and use tax items as were assessed for the earlier years. However, for 2002, unlike prior years, the Department assessed sales tax on complimentary food provided to the patrons of Majestic Star and Trump Indiana based on the retail value of the items provided rather than on the cost of those items to BHR. BHR has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding of $0.2 million relates to the same issues as are faced by Majestic Star in its sales and use tax audits (see above). BHR has protested the remainder of the assessments for 2002. In March 2006, the Department provided BHR with preliminary audit reports indicating its intention to assess BHR $0.3 million sales and use tax exclusive of interest and penalties for tax years 2003 and 2004. No notice of proposed assessment has yet been received by BHR for those years. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TEHR is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The accompanying financial data for 2005 includes 11 days of operating results related to the acquisition of Majestic Star II and BHR, (including 100% of BHR’s operations rather than 50%, as BHR had formerly been a 50% joint venture of the Company and accounted for under the equity method of accounting). The 2005 financial data also includes 11 days of operations for BHPA, which also became a wholly owned subsidiary as a result of the Trump Indiana acquisition and a contribution of our affiliate’s 50% interest in BHPA to the Company. Pursuant to SEC Staff Accounting Bulletin Topic 5(J) related to “pushdown” basis of accounting, the Company’s financial statements include Majestic Holdco’s debt, related financing costs, including amortization and interest on such debt. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of Majestic Holdco’s debt. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the debt of Majestic Holdco, and the Company is restricted in the amount of cash that can be distributed to Majestic Holdco. The 2004 financial data includes Fitzgeralds Black Hawk as a continuing operation as a result of the mutual termination in April 2005 of the agreement to sell Fitzgeralds Black Hawk.

	For The Years Ended December 31,
	2005 (1)	2004	2003	2002	2001 (2)
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Net revenues	$261,972	$260,511	$244,955	$246,328	$127,205
Cost and expenses (3)	233,260	226,760	213,510	210,678	112,586
Operating income	28,712	33,751	31,445	35,650	14,619
Interest expense, net (3)	(30,197)	(28,530)	(31,179)	(32,225)	(15,626)
(Loss) gain on extinguishment of debt	(3,688)	-	(31,960)	69	-
(Loss) income from continuing operations	(5,302)	5,019	(31,879)	3,311	(1,156)
Loss from discontinued operation (4)	-	-	(11,973)	(1,995)	(395)
Net (loss) income	$(5,302)	$5,019	$(43,852)	$1,316	$(1,551)

	As of December 31,
	2005	2004	2003	2002 (5)	2001 (5)
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$32,368	$16,722	$22,058	$24,548	$25,925
Restricted cash	3,190	2,540	1,400	1,250	1,000
Investment in BHR, net	-	27,432	29,734	31,833	33,899
Total assets (3)	517,959	246,376	233,215	275,810	291,076
Current liabilities	46,073	31,918	33,666	25,458	37,160
Long-term debt (3)	592,700	316,858	301,715	274,529	273,897
Total liabilities	638,773	348,776	335,382	299,985	311,057
Member’s deficit	(120,814)	(102,400)	(102,167)	(24,175)	(19,981)

NOTES:

(1) On December 21, 2005, the Company acquired Trump Indiana (subsequently renamed Majestic Star II), along with its joint venture interests in BHR and BHPA, and commenced operations of Majestic Star II on December 21, 2005. Accordingly, the consolidated results of operations for the year ended December 31, 2005 reflect only 11 days of operating results for Majestic Star II and 100% of BHR and BHPA.

(2) On December 6, 2001, the Company acquired the Fitzgeralds properties and commenced operations of the Fitzgeralds properties on December 7, 2001. Accordingly, the consolidated results of operations for the year ended December 31, 2001 reflect only 25 days of operating results for the Fitzgeralds properties.

(3) Includes the push down of debt, financing costs, including amortization, and interest on debt issued at Majestic Holdco. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of Majestic Holdco’s debt. Also, neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the debt of Majestic Holdco, and the Company is restricted in the amount of cash that can be distributed to Majestic Holdco. Debt, net of original issue discount, in the amount of $45.3 million was pushed down to the Company. In addition, financing costs of $2.8 million and associated amortization of $20,000 were pushed down. Lastly, interest in the amount of $0.2 million was pushed down.

(4) Loss from discontinued operations represents the operating results of Barden Nevada for the years ended December 31, 2003, 2002, and 2001, which was spun off to BDI on December 31, 2003. The loss from discontinued operations for the year ended December 31, 2003 includes a $10.0 million charge resulting from the write-down of the value of Barden Nevada’s assets to fair market value concurrent with the spin-off.

(5) Barden Nevada was spun out to BDI effective December 31, 2003. The selected balance sheet data as of December 31, 2002 and 2001 reflect the assets and liabilities of Barden Nevada as held for use.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements. Forward-looking statements include the words “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

In addition to our risk factors set forth above, specific factors identified in Item 1A. Risk Factors and included herein by reference and elsewhere in this report might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include but are not limited to:

•
adverse determinations of issues related to disputed taxes, particularly in Indiana, as evidenced by the charge in 2004 of retroactive property taxes and the requirement that deductions previously taken for taxes paid on gross gaming receipts are disallowed on our member’s Indiana state income tax return;

•
other adverse conditions, such as changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular;

•	seasonal influences that cause our casino operations to fluctuate;

•	other factors discussed elsewhere in this report or that may be disclosed from time to time in filings we make with the SEC or otherwise.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 15(a).

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the “Company”), operate two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”) and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”) and Black Hawk, Colorado (casino only) (“Barden Colorado” or “Fitzgeralds Black Hawk”). The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”). See Item 13. Certain Relationships and Related Transactions. Formerly a subsidiary of the Company, Fitzgeralds Las Vegas was spun-out to Barden Development, Inc. (“BDI”), the Company’s indirect parent, on December 31, 2003. Because the spin-off of Fitzgeralds Las Vegas occurred on December 31, 2003, the discussion of our historical operating results in this section does not include the financial results of Fitzgeralds Las Vegas except to the extent it is a discontinued operation.

In December 2005, the Company purchased the Majestic Star II (formerly know as Trump Indiana) from Trump Entertainment Resorts Holdings L.P.(“TERH”) for a purchase price of $253.0 million, subject to adjustments for certain obligations, cash on hand and working capital adjustments. As part of that purchase, the Company also acquired Trump Indiana’s 50% joint venture interest in Buffington Harbor Riverboat, L.L.C. (“BHR”) and in Buffington Harbor Parking Associates, L.L.C. (“BHPA”). An affiliate of the Company contributed its 50% interest in BHPA to the Company at the time of the closing on the Trump Indiana Acquisition. As a result of these transactions, Majestic Star II, BHR and BHPA are now all wholly owned subsidiaries of the Company.
Following the completion of the defeasance of the remaining Investor Notes, on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp. We also merged Majestic Investor, LLC and Majestic Investor Holdings, LLC into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively.

Debt Offerings

On December 21, 2005, the Company issued $40.0 million of 9 ½% Senior Secured Notes due 2010 (the “Additional Senior Secured Notes”) and $200.0 million of 9 ¾% Senior Notes due 2011 (the “Senior Notes”). The Additional Senior Secured Notes have terms, guarantees and conditions that are substantially similar to the $260.0 million of 9 ½% Senior Secured Notes issued by the Company on October 7, 2003 (together with the Additional Senior Secured Notes, the “Senior Secured Notes”). Our restricted subsidiaries (other than those which were formed to be co-issuers of the notes) are guarantors of both the Senior Secured Notes and Senior Notes. The Senior Notes are unsecured obligations of the Company, ranking equally with all existing and future senior unsecured obligations and senior to all of the Company’s existing and future subordinated indebtedness. However, as neither the Senior Notes nor the related guarantees are secured, they are effectively subordinated to all of the Company’s senior secured indebtedness, including the $300.0 million aggregate principal amount of the Senior Secured Notes and the Company’s Senior Secured Credit Facility, to the extent of the value of the assets securing such indebtedness.

In addition, a newly created entity and parent to the Company, Majestic Holdco, LLC (“Majestic Holdco”), issued, in conjunction with its co-issuer, Majestic Holdco, Inc., $63.5 million of 12 ½% Senior Discount Notes due 2011 (“the Discount Notes”). The Company’s consolidated balance sheet as of December 31, 2005 and consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2005, includes the pushdown of $45.3 million of Discount Notes, net of original issue discount, that were issued by Majestic Holdco, in connection with the transactions discussed below. Also being pushed down are financing costs of $2.8 million, net of amortization, and interest expense of $0.2 million. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company's indebtedness, including Majestic Holdco. The Discount Notes have been "pushed-down" to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

The debt offerings described above were primarily used to fund the purchase price and related fees and expenses incurred to acquire all of the stock of Trump Indiana pursuant to a Stock Purchase Agreement (“SPA”) dated November 3, 2005 with TERH. Trump Indiana owned and operated a riverboat casino and land-based hotel adjacent to Majestic Star and certain joint venture interests in land-based facilities.

In addition, a portion of the net proceeds from the debt offerings described above was used to refinance the then existing BHPA debt, and BHR debt, and to defease the Majestic Investor Holdings 11.653% Notes (the “Investor Notes”).

RESULTS OF OPERATIONS

Key operating revenue measurements

At our casino properties, casino revenues are the combination of our win at slot machines and table games and are typically called slot revenues (for slot machine win) and table games revenues (for table games win). Slot machine revenues and table games revenues are normally described with two principal components: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in) and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box and table games hold percentage, which is the amount of drop, plus the closing table games inventory (i.e.. the amount of chips, tokens and coin used to operate our table games) and transfer of chips, tokens and coins to our casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to our table games (fills), divided by table games drop.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	casino revenues, which include revenues from slot machines and table games;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include commissions.

Our largest component of revenues is casino revenues, which comprised 91.3% and 91.4% of our consolidated gross revenues in the years ended December 31, 2005 and 2004, respectively. Casino revenues are recognized as the amounts won from our customers at slot machines and table games less amounts lost to our casino customers from these same games. Revenues from slot machines are the largest component of our gaming revenues. Slot revenues, also referred to as slot win, represent all amounts wagered at the slot machines reduced by coin, tokens, currency, credits or TITO tickets paid to our customers either directly from the slot machine or by our casino personnel.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, slot handle, slot coin-in and slot win percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor, and we remit a weekly payment to the vendor based on a percentage of the slot coin in for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid.

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenues represent the closing table games inventory plus table games drop and credit slips for coins, chips or tokens returned to the casino cashier, less opening table games inventory, free bet coupons and chips, tokens and coins transferred to our table games. Refer to the discussion above for definition of table games drop and table games hold percentage.

Revenues from food and beverages, hotel, retail, entertainment events and other services are recognized at the time the service is performed.

Overall Operating Results

The discussion of our consolidated financial results for the year ended December 31, 2005 is inclusive of the operating results of Majestic Star II, along with the 50% interest of BHR and BHPA, from the date of acquisition. In addition, our financial results are inclusive of interest expense and amortization of financing costs related to the pushdown of the Discount Notes, as discussed previously.

Our consolidated gross revenues were $307.6 million in 2005 as compared to $300.5 million in 2004, an increase of $7.2 million or 2.4%. The increase is primarily due to the $4.9 million of additional gross revenues of Majestic Star II for the last 11 days of 2005. The remainder of the increase was due to our marketing and promotional programs, and a focus on providing our casino guests with the newest and most appealing slot machines. We had a consolidated net loss of $5.3 million in 2005 compared to consolidated net income of $5.0 million in 2004. Our decline from net income in 2004 to a net loss in 2005 was due to a number of reasons.  We had a $5.6 million increase in promotional allowances necessary to compete in our markets, $2.3 million in costs related to the cancellation of the Fitzgeralds Black Hawk sale and additional depreciation and amortization of $0.9 million taken in 2005 related to the cancellation of the Fitzgeralds Black Hawk sale. We also incurred $1.1 million in expense in preparation for compliance with Sarbanes Oxley Section 404, $3.7 million of additional depreciation and amortization expense incurred on new assets purchased during 2005, the addition of the Majestic Star II vessel, buildings and equipment on December 21, 2005, and amortization of financing costs and intangibles related to the Trump Indiana Acquisition. We had $1.7 million of increased interest expense on our Senior Secured Credit Facility, resulting from higher interest rates on our debt that are tied to LIBOR and prime rate borrowings, the issuance of the Senior Notes and the Additional Senior Secured Notes, and pushdown of Discount Notes interest, a loss on early extinguishment of debt of $1.6 million incurred when the Company defeased the remaining Investor Notes, and a loss of $2.1 million related to the early extinguishment of debt related to BHPA. Those increases were offset by a decline in casino expenses during 2005 of $1.9 million, advertising and promotional expenses of $1.0 million and general and administrative expenses of $0.7 million.

The Company derives in excess of 91% of its revenues from its casino operations, comprised of slot machines and table games. Approximately 88% of our casino revenues are from slot machine revenues. Casino revenues are impacted by wagering volumes and the variability of win percentages associated with our casino games. The other principal components of revenues are room revenues from the hotel at Fitzgeralds Tunica and food and beverage revenues at Majestic Star, Fitzgeralds Tunica and Fitzgeralds Black Hawk. Room revenues are a function of occupancy rate and average daily rate. Food and beverage revenues are similarly affected by the volume of, and the prices charged by us for food and beverage. Majestic Star II also has hotel (now utilized in conjunction with Majestic Star) and food and beverage revenues, but its 11 days of operations in 2005 did not have a significant impact on 2005 consolidated operating revenues.

Our gross revenues are reduced by our promotional allowances, which consist of the retail value of hotel (Fitzgeralds Tunica and the Majestic Properties only), food and beverage and other services and merchandise provided to our customers on a complimentary basis. In addition, we reduce revenues for the cash-based payments to customers who are members of our slot clubs and cash-based promotional activities, including cash given to our customers through our direct mail programs.

The Company incurs significant expenses related to operating the casinos and hotels (Fitzgeralds Tunica and the Majestic Properties only), and the furnishing of food and beverage to our customers. Casino expenses include rental expenses of slot machines, payroll and benefit expenses, cost of complimentaries provided to the casino departments for rooms and food and beverage, expenses for supplies, repairs and maintenance and various promotional activities.

The Company’s other significant expenses relate to advertising and promotional expenses, gaming taxes, general and administrative, and depreciation and amortization. Advertising and promotional expenses primarily reflect the costs of media and production, including television, radio, billboards and direct mail, hosting and development of our casino customers, sales, and the payroll and benefits to support these functions. Gaming taxes consist of wagering taxes and admissions taxes paid to the States of Indiana, Colorado and Mississippi. The Company pays other forms of taxes including sales and use taxes, payroll taxes, property taxes, and franchise taxes. These expenses are included in the expense category most directly related to the tax. General and administrative expenses include insurance, finance, human resources, information technology, facilities, utilities, general housekeeping, wardrobe, professional fees, property taxes, repairs and maintenance, rent and other expenses associated with BHPA and BHR, and the payroll and benefits involved in operating the general and administrative areas.

Depreciation and amortization expense includes depreciation on land improvements, building and building improvements, machinery, and equipment. Amortization includes the amortization of capitalized fees relating to the issuance costs of our Senior Secured Notes, our Senior Notes, our Senior Secured Credit Facility, the push down of financing costs related to the Discount Notes, and the Investor Notes (until these notes were defeased on December 21, 2005). In addition, Majestic Star II, Fitzgeralds Tunica, and Fitzgeralds Black Hawk are amortizing certain intangible assets that were recognized when those properties were acquired based on an independent fair value analysis of the assets that were acquired and the liabilities that were assumed. Also, prior to the acquisition of Trump Indiana and its interest in BHR, the Company was recognizing a loss for its equity investment in BHR. After Majestic Star and Trump Indiana reimbursed BHR for all operating losses and the costs of services, meals and beverages provided directly to their customers, the remaining net loss of BHR resulted from depreciation expense and loss on disposal of assets associated with the BHR property.

The events that affected our 2005 results or that may affect future results are listed below and discussed in greater detail in our discussion of operating results and in Item 1A.

•
Our consolidated casino revenues grew by $6.1 million or 2.2% to $280.9 million for the year ended December 31, 2005, as compared to last year. Consolidated casino revenues contributed 91.3% of our total consolidated gross revenues. Majestic Star II’s 11 days of operation at the end of 2005 contributed $4.7 million of the increase in consolidated casino revenues. Majestic Star contributed $1.0 million of our casino revenue growth. In 2005, northwest Indiana gaming revenues only increased at a nominal 1.3%. Majestic Star was able to increase its gross gaming revenues only by also increasing its promotional allowances.

•
At Fitzgeralds Tunica, casino revenues increased $1.0 million or 1.2% in 2005 from 2004. The Tunica, Mississippi casino market is very competitive and market growth was minimal in 2005. Casino revenues grew just 2.1% in the Mississippi River counties during 2005 as compared to the previous year. The property was able to generate the increase in casino revenue by continuing to emphasize its direct mail and promotional programs. In addition, in 2005, the property management team continues to emphasize getting rated casino customers into the hotel. As a result of this effort, approximately 68.6% of our hotel rooms were provided on a complimentary basis to rated players. This compares to 66.4% in 2004. In order to maximize profitability and cash flow, the property’s management team is focused on cost containment, except where investment is necessary to remain competitive, such as in the acquisition of new slot machine technology, as more fully discussed below.

•
At Fitzgeralds Black Hawk, casino revenues in 2005 declined $0.6 million or 1.4% due to the completion of construction projects during the first quarter of 2005 at competitor properties and the closure of the main highway into Black Hawk from June 21, 2005 to September 12, 2005. During 2004, Fitzgeralds Black Hawk had record breaking casino revenues resulting, in part, from the disruption of business of our significant competitors. When construction of two of the more significant projects was completed, we began to experience an increase in competition as a result of the new amenities offered at our competitor’s facilities.

•
In the third quarter of 2006, we anticipate starting a major expansion project at Fitzgeralds Black Hawk, which will include rebuilding the Masonic Building and acquiring associated gaming equipment and other furniture and fixtures at a cost of approximately $25.0 million.

•
Primarily in the first quarter of 2006, we implemented plans to eliminate redundant costs and expenses at our Majestic Star, Majestic Star II and BHR facilities which were directly related to our acquisition of Trump Indiana. On an annualized basis, these costs savings are expected to total $14.4 million.

•
The Company has recently announced plans to construct condominiums, a hotel, a clinic and other improvements at the Buffington Harbor site of Majestic Star and Majestic Star II. These projects would be funded under the Company’s capital expenditure plan, which is limited by the Company’s Senior Secured Credit Facility, and through other public and private investments.

•
Consolidated promotional allowances increased $5.7 million in 2005 from 2004. Consolidated promotional allowances include the retail value of hotel rooms (Fitzgeralds Tunica and the Majestic Properties only), and food, beverage and merchandise provided to our casino customers at no charge. Consolidated promotional allowances also include cash-based promotional activities, including those cash-based activities related to our slot clubs and direct mail program. The increase in consolidated promotional allowances is principally attributable to increases in direct mail cash, promotional cash and same day cash programs at Majestic Star and the increased emphasis on direct mail, slot club points and the shift to filling more hotel rooms with rated casino players at Fitzgeralds Tunica. We believe that we have had to increase our promotions in order to remain competitive and to maintain our market share. Depending on competitive pressures, it may be necessary to continue increasing our cash and other promotions, which could negatively impact our financial performance.

•
Total consolidated operating expenses increased $6.5 million or 2.9%, due primarily to increases in gaming taxes of $1.9 million, corporate expenses of $4.3 million and depreciation and amortization of $4.6 million, offset by decreases in casino expenses of $1.9 million, food and beverage expenses of $0.2 million, other expenses of $0.6 million, advertising and promotion expenses of $1.0 million and general and administrative expenses of $0.7 million.

•
Consolidated interest expense increased by $1.7 million in 2005 from 2004, which primarily resulted from higher interest rates on our credit facility borrowings. Interest expense also increased in 2005 due to interest incurred during the last 11 days of the year on the Additional Senior Secured Notes and the Senior Notes issued in connection with the Trump Indiana Acquisition.  Contributing to the increase in interest expense is $0.2 million of interest related to the pushdown of the Discount Notes.

•
Through December 31, 2005, the Company spent $11.8 million primarily for the purchase of new slot machines, the integration of slot machines with TITO at all of our properties, and various remodel projects, principally at Majestic Star and a new slot payer tracking and marketing system and costs associated with burying a storm sewer pipe below grade, and the acquisition of 2.45 acres of land, all at Fitzgeralds Black Hawk.

•
We continue to purchase the latest slot machine products and implement TITO technology at all of our properties. As of December 31, 2005, 1,318, or 82%, of Majestic Star’s slot machines are equipped with TITO, and 803, or 61%, of Fitzgeralds Tunica’s slot machines are TITO equipped. In February 2005, we invested in new slot player tracking and marketing technology at Fitzgeralds Black Hawk, which allowed the property to begin installing TITO. At December 31, 2005, Fitzgeralds Black Hawk had 256, or 43%, of its slot machines equipped with TITO. Majestic Star II has 100% of its slot machines TITO equipped. We believe that slot machines coupled with TITO technology allow our casino guests to play their favorite slot machines with fewer interruptions, thus generating longer playing times on TITO equipped slot machines and allowing us to provide better guest service. During 2006, we anticipate that we will have 100% of all of our properties’ slot machines TITO equipped.

•
The City of Gary is currently constructing new roads that will provide better access to the Majestic Properties, and Buffington Harbor. Road construction costs will be paid from public funds. The first phase of the road construction, which improved access to the casinos, was completed in 2005. The second phase, which will improve access to our land available for development is anticipated to be completed during the second quarter of 2007.

•
Competition remains intense in all the markets in which the Company competes. During January 2006, the Blue Chip Casino Hotel in Michigan City, Indiana completed the final stage of its $170.0 million expansion. Started in April 2004, the expansion included a 950-space parking garage, three new dining outlets, an entertainment lounge and a new single-story casino, which is 50% larger than the old one that it replaced. Information on the details and timing are limited, but Horseshoe Casino officials have announced that they intend to build a new riverboat along the Hammond, Indiana shoreline of Lake Michigan, which will cost hundreds of millions of dollars and employ up to 400 new workers.

•
The Company and BHR have received sales and use tax assessments totaling $0.8 million from the Indiana Department of Revenue (See Item 3, Legal Proceedings). The most significant portion of these assessments pertains to the sales and use tax being assessed by the Department of Revenue on the value of complimentary meals provided to the customers and employees of the Company at no charge. The Company believes that the assessments associated with the value of complimentary meals are inappropriate and is currently disputing such assessments. No accrual has been made as of December 31, 2005 related to these assessments.

The information contained in “Item 1A. Risk Factors” and the competitive factors set forth in “Item 1. Business”, under the caption “Competition,” have had and will continue to have an effect on our operations.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company’s statements of operations expressed as a percentage of gross revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES

	For The Years Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Casino	91.3%	91.4%	91.2%
Rooms	2.5%	2.6%	2.8%
Food and beverage	4.6%	4.5%	4.6%
Other	1.6%	1.5%	1.4%
Gross operating revenues	100.0%	100.0%	100.0%
Less promotional allowances	14.8%	13.3%	12.5%
Net operating revenues	85.2%	86.7%	87.5%

OPERATING COSTS AND EXPENSES:
Casino	22.1%	23.2%	24.1%
Rooms	0.6%	0.6%	0.9%
Food and beverage	1.9%	2.1%	1.9%
Other	0.3%	0.6%	0.4%
Gaming taxes (1)	19.8%	19.7%	19.7%
Advertising and promotion	5.0%	5.4%	5.2%
General and administrative (2)	14.0%	14.5%	14.2%
Corporate expenses (3)	2.5%	1.1%	1.2%
Economic incentive tax - City of Gary	1.5%	1.5%	1.5%
Depreciation and amortization (4)	7.4%	6.0%	6.3%
Amortization -debt pushed down from
Majestic Holdco (4)	0.0%	0.0%	0.0%
Loss on investment in the BHR joint venture	0.8%	0.8%	0.9%
Loss (gain) on sale of assets	0.0%	0.0%	0.0%
Total operating costs and expenses	75.9%	75.5%	76.3%
Operating income	9.3%	11.2%	11.2%

OTHER INCOME (EXPENSES):
Interest income	0.1%	0.0%	0.0%
Interest expense	(9.9)%	(9.5)%	(11.1)%
Interest expense - debt pushed down from
Majestic Holdco (5)	(0.1)%	0.0%	0.0%
Loss on bond redemption	(1.2)%	0.0%	(11.4)%
Other non-operating expense	0.0%	(0.1)%	(0.1)%
Total other expenses	(11.1)%	(9.6)%	(22.6)%

Loss from continuing operations	(1.8)%	1.6%	(11.4)%
Loss from discontinued operations	0.0%	0.0%	(4.3)%

Net (loss) income	(1.8)%	1.6%	(15.7)%

(1)	Gaming taxes include a $2.1 million (0.7% of gross revenue) retroactive gaming tax charge in the year ended December 31, 2003.
(2)	General and administrative expenses for the year ended December 31, 2004 include a $1.9 million (0.6% of gross revenue) retroactive property tax charge.
(3)	Corporate expenses for the year ended December 31, 2005 include a $2.3 million (0.7% of gross revenue) charge related to the mutual termination of the sale of Fitzgeralds Black Hawk.

(4)
On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk. On April 14, 2005, Barden Colorado and Legends Gaming, LLC mutually agreed to terminate the transaction. The Company took a charge of approximately $1.5 million in the second quarter of 2005 for depreciation and amortization expense that was not recorded while Fitzgeralds Black Hawk was held for sale. The corresponding catch-up depreciation and amortization in the year ended December 31, 2005 is $0.9 million (0.3% of gross revenue) for the period July 12, 2004 through December 31, 2004. Also included in depreciation and amortization expense is the pushdown of $20,000 of amortized financing costs associated with the Discount Notes. The amortized financing costs related to the Discount Notes are a negligible percentage of gross revenues.

(5)
Included in interest expense is the pushdown of $0.2 million of interest expense from the Discount Notes. The interest expense related to the Discount Notes is a negligible percentage of gross revenues.

The following table provides certain selected financial information from our consolidated statements of operations. Percentage increase (decrease) calculations are derived using the whole numbers rather than the rounded numbers.

Consolidated

	For The Twelve Months Ended			Percentage
	December 31,			Increase / (Decrease)
	2005	2004	2003	2005 v 2004	2004 v 2003
	(in millions)
Casino revenues	$280.9	$274.8	$255.4	2.2%	7.6%
Room revenues	7.7	7.7	7.9	0.7%	-3.3%
Food and beverage revenues	14.0	13.5	12.8	4.2%	5.2%
Other revenues	5.0	4.5	4.0	8.4%	15.4%
Gross operating revenues	307.6	300.5	280.1	2.4%	7.3%
Less promotional allowances	45.6	40.0	35.1	14.3%	13.8%
Net operating revenues	262.0	260.5	245.0	0.6%	6.4%
Operating expenses	233.3	226.8	213.6	2.9%	6.2%
Operating income	28.7	33.7	31.4	(14.9)%	7.3%
Other (expense) income	(34.0)	(28.7)	(63.3)	18.4%	(54.6)%
(Loss) income from continuing operations	(5.3)	5.0	(31.9)	(205.6)%	(115.7)%
Loss from discontinued operation	-	-	(12.0)	0.0%	100.0%
Net (loss) income	$(5.3)	$5.0	$(43.9)	(205.6)%	(111.4)%

The following tables provide certain selected segment financial information for each of Majestic Star, Majestic Star II (11 days of operations), Fitzgeralds Tunica, and Fitzgeralds Black Hawk, as well as Majestic Investor Holdings (an intermediate holding company that owns Fitzgeralds Tunica and Fitzgeralds Black Hawk). All amounts are shown before corporate overhead. Percentage increase (decrease) calculations are derived using the whole numbers rather than the rounded numbers.

Majestic Star

	For The Twelve Months Ended			Percentage
	December 31,			Increase / (Decrease)
	2005	2004	2003	2005 v 2004	2004 v 2003
	(in millions)
Casino revenues	$150.6	$149.6	$136.5	0.7%	9.5%
Room revenues	-	-	-	0.0%	0.0%
Food and beverage revenues	1.8	1.8	1.5	(3.1)%	21.7%
Other revenues	3.1	2.9	2.3	10.8%	27.0%
Gross operating revenues	155.5	154.3	140.3	0.8%	9.9%
Less promotional allowances	16.5	13.2	11.0	25.0%	19.8%
Net operating revenues	139.0	141.1	129.3	(1.5)%	9.1%
Operating expenses	120.2	124.7	112.2	(3.5)%	11.1%
Operating income	18.8	16.4	17.1	14.1%	(4.3)%
Other expense	(27.8)	(26.8)	(27.4)	3.4%	(2.0)%
Net loss	$(9.0)	$(10.4)	$(10.3)	(13.6)%	1.8%

Majestic Star II

	For The Twelve Months Ended			Percentage
	December 31,			Increase / (Decrease)
	2005	2004	2003	2005 v 2004	2004 v 2003
	(in millions)
Casino revenues	$4.6	$-	$-	n/a	n/a
Room revenues	0.1	-	-	n/a	n/a
Food and beverage revenues	0.1	-	-	n/a	n/a
Other revenues	0.1	-	-	n/a	n/a
Gross operating revenues	4.9	-	-	n/a	n/a
Less promotional allowances	0.3	-	-	n/a	n/a
Net operating revenues	4.6	-	-	n/a	n/a
Operating expenses	3.6	-	-	n/a	n/a
Operating income	1.0	-	-	n/a	n/a
Other income (expense)	0.0	-	-	n/a	n/a
Net income	$1.0	$-	$-	n/a	n/a

Fitzgeralds Tunica

	For The Twelve Months Ended			Percentage
	December 31,			Increase / (Decrease)
	2005	2004	2003	2005 v 2004	2004 v 2003
	(in millions)
Casino revenues	$87.6	$86.5	$84.3	1.2%	2.6%
Room revenues	7.6	7.7	8.0	(0.7)%	(3.3)%
Food and beverage revenues	9.9	9.4	9.3	5.6%	1.4%
Other revenues	1.3	1.3	1.4	1.2%	(10.6)%
Gross operating revenues	106.4	104.9	103.0	1.5%	1.8%
Less promotional allowances	23.5	21.7	19.4	8.4%	12.1%
Net operating revenues	82.9	83.2	83.6	(0.3)%	(0.5)%
Operating expenses	72.6	71.7	70.6	1.3%	1.6%
Operating income	10.3	11.5	13.0	(10.6)%	(11.9)%
Other income (expense)	0.0	0.0	0.0	250.3%	9.5%
Net income	$10.3	$11.5	$13.0	(10.3)%	(11.9)%

Fitzgeralds Black Hawk

	For The Twelve Months Ended			Percentage
	December 31,			Increase / (Decrease)
	2005	2004	2003	2005 v 2004	2004 v 2003
	(in millions)
Casino revenues	$38.1	$38.7	$34.5	(1.4)%	12.3%
Room revenues	-	-	-	0.0%	0.0%
Food and beverage revenues	2.2	2.2	2.0	(0.2)%	10.2%
Other revenues	0.4	0.4	0.3	(1.4)%	54.7%
Gross operating revenues	40.7	41.3	36.8	(1.4)%	12.5%
Less promotional allowances	5.3	5.1	4.8	5.2%	6.6%
Net operating revenues	35.4	36.2	32.0	(2.3)%	13.3%
Operating expenses	28.0	26.2	24.9	6.7%	5.7%
Operating income	7.4	10.0	7.1	(25.9)%	39.8%
Other income (expense)	(0.0)	(0.0)	-	(97.2)%	0.0%
Net income	$7.4	$10.0	$7.1	(25.7)%	39.5%

Majestic Investor Holdings

	For The Twelve Months Ended			Percentage
	December 31,			Increase / (Decrease)
	2005	2004	2003	2005 v 2004	2004 v 2003
	(in millions)
Casino revenues	$-	$-	$-	0.0%	0.0%
Room revenues	-	-	-	0.0%	0.0%
Food and beverage revenues	-	-	-	0.0%	0.0%
Other revenues	-	-	-	0.0%	0.0%
Gross operating revenues	-	-	-	0.0%	0.0%
Less promotional allowances	-	-	-	0.0%	0.0%
Net operating revenues	-	-	-	0.0%	0.0%
Operating expenses	0.3	0.7	2.4	(58.1)%	(71.1)%
Operating income	(0.3)	(0.7)	(2.4)	(58.1)%	(71.1)%
Other income (expense)	(3.4)	(1.9)	(35.9)	80.6%	(94.7)%
Loss from continuing operations	(3.7)	(2.6)	(38.3)	43.6%	(93.3)%
(Loss) from discontinued operation	-	-	(10.0)	0.0%	(100.0)%
Net (loss)	$(3.7)	$(2.6)	$(48.3)	43.6%	(94.7)%

The following tables reflect selected financial information as a percentage of consolidated gross operating revenues at Majestic Star, Majestic Star II (11 days of operations in December 2005) Fitzgeralds Tunica, Fitzgeralds Black Hawk and Majestic Investor Holdings. All percentage calculations are shown before corporate overhead.

Majestic Star

	For The Years Ended
	December 31,
	2005	2004	2003
Casino revenues	48.9%	49.8%	48.8%
Room revenues	0.0%	0.0%	0.0%
Food and beverage revenues	0.6%	0.5%	0.5%
Other revenues	1.1%	1.0%	0.8%
Gross operating revenues	50.6%	51.3%	50.1%
Less promotional allowances	5.4%	4.4%	3.9%
Net operating revenues	45.2%	46.9%	46.2%
Operating expenses	39.1%	41.4%	40.1%
Operating income	6.1%	5.5%	6.1%
Other income (expense)	(9.0)%	(8.9)%	(9.8)%
Net loss	(2.9)%	(3.4)%	(3.7)%

Majestic Star II

	For The Twelve Months Ended
	December 31,
	2005	2004	2003

Casino revenues	1.5%	0.0%	0.0%
Room revenues	0.0%	0.0%	0.0%
Food and beverage revenues	0.1%	0.0%	0.0%
Other revenues	0.0%	0.0%	0.0%
Gross operating revenues	1.6%	0.0%	0.0%
Less promotional allowances	0.1%	0.0%	0.0%
Net operating revenues	1.5%	0.0%	0.0%
Operating expenses	1.2%	0.0%	0.0%
Operating income	0.3%	0.0%	0.0%
Other income (expense)	0.0%	0.0%	0.0%
Net loss	0.3%	0.0%	0.0%

Fitzgeralds Tunica

	For The Twelve Months Ended
	December 31,
	2005	2004	2003

Casino revenues	28.5%	28.8%	30.1%
Room revenues	2.5%	2.6%	2.9%
Food and beverage revenues	3.2%	3.1%	3.3%
Other revenues	0.4%	0.4%	0.5%
Gross operating revenues	34.6%	34.9%	36.8%
Less promotional allowances	7.6%	7.2%	6.9%
Net operating revenues	27.0%	27.7%	29.9%
Operating expenses	23.7%	23.9%	25.2%
Operating income	3.3%	3.8%	4.7%
Other income (expense)	0.0%	0.0%	0.0%
Net income	3.3%	3.8%	4.7%

Fitzgeralds Black Hawk

	For The Twelve Months Ended
	December 31,
	2005	2004	2003

Casino revenues	12.4%	12.9%	12.3%
Room revenues	0.0%	0.0%	0.0%
Food and beverage revenues	0.7%	0.7%	0.7%
Other revenues	0.1%	0.2%	0.1%
Gross operating revenues	13.2%	13.8%	13.1%
Less promotional allowances	1.7%	1.7%	1.7%
Net operating revenues	11.5%	12.1%	11.4%
Operating expenses	9.1%	8.8%	8.9%
Operating income	2.4%	3.3%	2.5%
Other income (expense)	0.0%	0.0%	0.0%
Net income	2.4%	3.3%	2.5%

Majestic Investor Holdings

	For The Twelve Months Ended
	December 31,
	2005	2004	2003

Casino revenues	0.0%	0.0%	0.0%
Room revenues	0.0%	0.0%	0.0%
Food and beverage revenues	0.0%	0.0%	0.0%
Other revenues	0.0%	0.0%	0.0%
Gross operating revenues	0.0%	0.0%	0.0%
Less promotional allowances	0.0%	0.0%	0.0%
Net operating revenues	0.0%	0.0%	0.0%
Operating expenses	0.0%	0.2%	0.9%
Operating loss	0.0%	(0.2)%	(0.9)%
Other expenses	(1.2)%	(0.7)%	(12.8)%
Loss from continuing operations	(1.2)%	(0.9)%	(13.7)%
Income (loss) from discontinued operation	0.0%	0.0%	(3.6)%
Net loss	(1.2)%	(0.9)%	(17.3)%

2005 compared to 2004

Consolidated gross operating revenues for the year ended December 31, 2005 increased $7.1 million, or 2.4%, from consolidated gross operating revenues recorded in the year ended December 31, 2004. Excluding Majestic Star II, which contributed $4.9 million in gross operating revenues for the last 11 days of 2005, the increase in gross revenues during 2005 was $2.2 million. Majestic Star’s and Fitzgeralds Tunica’s gross operating revenues increased $1.2 million and $1.5 million, respectively, while Fitzgeralds Black Hawk’s gross operating revenues declined by $0.5 million. The increase in consolidated gross operating revenues resulted from an increase in consolidated casino revenues, which comprise 91.3% of consolidated gross revenues. Consolidated casino revenues increased $6.1 million, or 2.2%, to $280.9 million during the year ended December 31, 2005 as compared to the same period in 2004. Majestic Star II’s casino revenues for the last 11 days of the year contributed $4.6 million to the increase. The other properties had a combined increase in casino revenue of $1.4 million, which resulted from a combined properties’ increase in slot win percentage of 2.7% and an increase in table game win percentage of 4.3% offset by a decline in table game drop of 9.3% and slot coin-in of 1.3%. At Fitzgeralds Tunica, higher food and beverage revenues of $0.5 million also contributed to its higher gross operating revenues.

Consolidated promotional allowances increased $5.6 million, or 14.3%, primarily due to the increases in casino related promotional cash activities at both Majestic Star and Fitzgeralds Tunica, and higher levels of complimentaries at Fitzgeralds Tunica. These expenses were incurred to increase customer visits and revenues, and to remain competitive in the Chicagoland and Tunica markets. Majestic Star’s promotional allowances increased $3.3 million, or 25.0%, from the year ended December 31, 2004, which is directly related to significant increases in direct mail cash, promotional cash and same day cash programs. Promotional allowances at Fitzgeralds Tunica increased $1.8 million, or 8.4%, in the year ended December 31, 2005 as a result of increased promotional allowances from providing complimentary products and services to its customers and from increased emphasis on direct mail, slot club points and the shift of filling more hotel rooms with rated casino players. Majestic Star II and Fitzgeralds Black Hawk each contributed $0.3 million and $0.2 million, respectively, to the increase in promotional allowances.

Total consolidated operating expenses increased $6.5 million, or 2.9%, due primarily to increases in gaming taxes of $1.9 million, corporate expenses of $4.3 million and depreciation and amortization of $4.6 million, offset by decreases in casino expenses of $1.9 million, food and beverage expenses of $0.3 million, other expenses of $0.6 million, advertising and promotion expenses of $1.0 million and general and administrative expenses of $0.7 million.

Consolidated casino expenses were $67.9 million in the year ended December 31, 2005, a decrease of $1.9 million, or 2.7%, from the year ended December 31, 2004. Majestic Star experienced a $1.2 million decline in casino expenses due to lower payroll and payroll related expenses, which have resulted from management’s continued focus on reducing costs including the implementation of TITO technology at all of our properties. As of December 31, 2005, 77% of our slot machines have TITO technology. Fitzgeralds Tunica’s casino expenses declined $1.0 million due to reductions in wide area network progressive slot expenses, payroll and payroll related expenses and progressive jackpot expenses. Fitzgeralds Back Hawk casino expenses declined $0.5 million due to a decrease in progressive slot expenses and lower casino volumes. Offsetting the other properties’ declines was an $0.8 million increase in casino expenses resulting from the 11 days of operations of the Majestic Star II.

Consolidated other operating expenses decreased $0.6 million, or 37.2%, to $1.0 million in the year ended December 31, 2005 from the year ended December 31, 2004, because there have been no events at the Festival Park at Buffington Harbor in 2005. During the year ended December 31, 2004, numerous events occurred at the facility, which resulted in net expenses to Majestic Star of approximately $0.6 million.

Consolidated gaming taxes increased $1.9 million mostly due to the acquisition of Majestic Star II, which contributed $1.4 million of the increase. Additionally, Majestic Star and Fitzgeralds Tunica are responsible for $0.3 million and $0.2 million, respectively, of the increase as a result of the increased casino revenues at both of those properties. Fitzgeralds Black Hawk had a slight decline in its casino revenues, which resulted in a decrease in its gaming taxes of $0.1 million.

Consolidated advertising and promotion expenses declined $1.0 million, or 6.4%, to $15.2 million. The decline occurred at Majestic Star, where advertising and promotion expenses were down $1.5 million. The reduction is due to reduced advertising on television, radio, and print media. Fitzgeralds Tunica, Fitzgeralds Black Hawk, and Majestic Star II offset Majestic Star’s decline with increases of $0.2 million, $0.1 million and $0.1 million, respectively.

Consolidated general and administrative expenses decreased $0.7 million, or 1.6%, to $42.9 million in the year ended December 31, 2005 from the year ended December 31, 2004. Majestic Star’s reduction in expenses was $2.1 million. The most significant item affecting Majestic Star’s general and administrative expenses was the lower expenses of $1.3 million related to the operations of BHR. Also affecting Majestic Star’s general and administrative expenses was $0.3 million in lower insurance costs. General and administrative expenses at Majestic Investor Holdings for 2005 decreased $0.4 million from 2004. In the first quarter of 2004, the Company posted an accrual of $0.4 million to reserve for a judgment in a lawsuit against Fitzgeralds Tunica pertaining to certain events relating to the acquisition of Fitzgeralds Tunica from its former owner. Fitzgeralds Tunica’s general and administrative expenses increased $0.7 million in the year ended December 31, 2005 from the year ended December 31, 2004 as a result of increases in the facilities department payroll and repairs and maintenance expense in an effort to improve the appearance of the property. Also offsetting the decreases were $0.6 million in general and administrative expenses of the Majestic Star II for the last 11 days of 2005.

Corporate expenses increased $4.3 million, or 127.0%, to $7.7 million. The increase is primarily attributed to the $2.3 million charge resulting from the mutual termination of the sale of Fitzgeralds Black Hawk, $1.1 million of costs associated with the Company’s Sarbanes-Oxley 404 compliance project, $0.3 million in other professional fees and an increase of $0.4 million in payroll and payroll related expenses.

Consolidated depreciation and amortization expenses increased by $4.6 million to $22.6 million. $0.9 million of the increase resulted from the cessation of depreciation and amortization at Fitzgeralds Black Hawk from the period July 12, 2004 to December 31, 2004, while it was held for sale, and from the catch-up depreciation and amortization charges taken at Fitzgeralds Black Hawk during the second quarter of 2005, as a result of the subsequent mutual termination of the purchase agreement related to Fitzgeralds Black Hawk. Fitzgeralds Black Hawk, Fitzgeralds Tunica and Majestic Star recognized increases of $1.2 million, $1.2 million and $0.9 million, respectively, which resulted from capital expenditures made at these properties during the year ended December 31, 2005. Majestic Star II, BHR and BHPA also added $0.4 million in the aggregate in depreciation and amortization expense during the 11 days these entities were fully owned by the Company at the end of 2005.

Consolidated other expenses increased by $5.3 million to $34.0 million. The main component of consolidated other expense is interest expense, which increased $1.9 million due to higher interest rates associated with the Senior Secured Credit Facility. The Company’s interest rate on borrowings ranged between 5.63% and 8.0% during 2005, while last year the interest rate on borrowings ranged between 4.37% and 5.88%. Also contributing to the increase in interest expense was $0.7 million associated with the last 11 days of 2005 on the $200.0 million Senior Notes and the $40.0 million Additional Senior Secured Notes, and $0.2 million of interest expense related to the pushdown of interest on the Discount Notes. The Company also took charges in 2005 of $1.6 million resulting from the defeasance of the Investor Notes and $2.1 million due to the early extinguishment of debt at BHPA.

2004 compared to 2003

Consolidated gross revenues in 2004 increased $20.4 million or 7.3% over consolidated gross revenues recorded in 2003. Majestic Star contributed $14.0 million of the increase. Consolidated casino revenues, which comprise approximately 91.4% of our gross revenues, were up $13.0 million at Majestic Star, $2.2 million at Fitzgeralds Tunica and $4.2 million at Fitzgeralds Black Hawk. The increase in our consolidated casino revenues represents 95.0% of the increase in our consolidated gross operating revenues.

Majestic Star accounted for 67.0% of the increase to consolidated casino revenues, which resulted from capital improvements and our strong marketing and promotional efforts at the property in 2004. These efforts include a multimedia advertising campaign featuring former Chicago Bears player and coach, Mike Ditka, as the property’s celebrity spokesperson, the establishment of a new players club loyalty program, the remodeling of the property’s VIP lounge and high limit area, the Monte Carlo Room, the opening of Don and Mike’s Sports Bar, our acquisitions of the newest and most entertaining slot machines and our continued investment in TITO technology. The property also expanded the entertainment provided to its casino guests by offering nightly acts on the Star Stage and periodic concerts and events at the Festival Park. Majestic Star’s slot coin-in (amounts wagered by customers) increased 7.1% over last year. In addition, table games handle (amounts wagered by customers) was up 15.4%. This was primarily the result of raising our table game betting limits and targeted marketing. Our greater volumes, coupled with a higher win percentage in table games, which increased to 16.6% from 15.4%, generated additional slot and table game revenues of $7.6 million and $5.4 million, respectively.

Casino revenue was higher at Fitzgeralds Black Hawk because of management’s continued focus on maximizing yield on marketing and promotional activities, improved weather conditions, particularly in March 2004, and displacement of customers from competitors that were undergoing remodeling and construction.

Fitzgeralds Tunica’s increase in casino revenue resulted from greater efforts in direct mail and more emphasis on putting rated casino players in the hotel. The Tunica market is very competitive and growth is nominal. The property’s management team is focused on programs that increased cash flow in a cost effective manner.

Consolidated promotional allowances increased $4.9 million, or 13.8%, primarily due to a new slot club program at Majestic Star, greater emphasis on cash based direct mail marketing and higher levels of hotel complimentary expenses at Fitzgeralds Tunica (see above discussion). Promotional allowances at Fitzgeralds Tunica increased $2.3 million, or 12.1%. Majestic Star’s promotional allowances increased $2.2 million, or 19.8%. Fitzgeralds Black Hawk’s promotional allowances increased just $0.3 million, or 6.6%.

Total consolidated operating costs and expenses increased $13.2 million, or 6.2%, due primarily to increases in casino expenses of $2.4 million, or 3.6%, gaming and incentive taxes of $4.3 million, or 7.3%, advertising and promotion expenses of $1.6 million, or 10.9%, general and administrative expenses of $4.0 million, or 10.1%, depreciation and amortization expense of $0.5 million, or 2.8%, and other expenses of $0.5 million, or 40.4%. Operating costs and expenses at Majestic Star increased $12.5 million before corporate overhead, $1.3 million at Fitzgeralds Black Hawk and $1.1 million at Fitzgeralds Tunica. At Majestic Investor Holdings, an intermediary holding company formed to purchase the Fitzgeralds Properties and service the Investor Notes issued by Majestic Investor Holdings in December 2001, operating costs and expenses declined $1.7 million or 71.1%. The decline at Majestic Investor Holdings is principally due to the purchase of 89.3% of the outstanding Investor Notes in 2003. A significant portion of Majestic Investor Holdings operating costs and expenses came from the amortization of capitalized financing costs related to the Investor Notes. Upon purchase in 2003 of substantially all of the Investor Notes by Majestic Investor Holdings, a significant portion of the remaining capitalized financing costs was written off.

Consolidated casino expenses increased $2.4 million to $69.8 million. Increases in casino expenses at Majestic Star and Fitzgeralds Black Hawk of $1.8 million and $0.9 million, respectively, which were directly related to increased business, were offset slightly by a decrease in casino expenses of $0.3 million at Fitzgeralds Tunica. At both Majestic Star and Fitzgeralds Black Hawk, casino expenses were higher due to greater volumes, higher progressive expenses and increased costs of providing complimentary food and beverage services to our casino guests.

Consolidated other expenses increased $0.5 million due to costs incurred at the Majestic Star Festival Park.

Consolidated gaming and incentive taxes increased $4.3 million to $63.7 million. However, the increase would have been $6.4 million had it not been for a retroactive gaming tax assessment in Indiana of $2.1 million during the second quarter of 2003. This $6.4 million increase (exclusive of the effect of the retroactive gaming tax assessment) is because of the increased casino revenues at all three of our properties, with the greatest increase coming at Majestic Star, where our increased casino revenues resulted in a $5.1 million increase in gaming and economic incentive taxes (exclusive of the retroactive gaming tax assessment) and at Fitzgeralds Black Hawk with increased revenues resulting in a $0.9 million increase in gaming taxes.

Consolidated advertising and promotion expenses increased $1.6 million to $16.3 million. The increase is attributable to the advertising and promotional activities at Majestic Star. The increased costs at Majestic Star are the result of the new marketing campaigns described earlier and a greater presence in various forms of media. The property has also increased its entertainment. The marketing effort at Majestic Star improved its identity in the Chicagoland gaming market which consists of northern Indiana and northern Illinois, and was one of the main reasons for the property’s significant casino revenue growth.

Consolidated general and administrative expenses increased $4.0 million to $43.6 million. Majestic Star comprised $2.6 million of the increase. The most significant item affecting Majestic Star was a $1.9 million increase due to a retroactive real property tax adjustment for the years 2002 and 2003 (see discussion on retroactive property taxes immediately below). Majestic Star also incurred higher current year property taxes for which it is either directly or indirectly responsible, increased payroll and payroll benefits, higher regulatory fees and increased costs associated with the 170 acres of property acquired from Gary New Century, an affiliate, in February 2004, offset by lower costs associated with BHR. Fitzgeralds Tunica recognized greater costs of $1.1 million, which primarily resulted from increased payroll and benefit expenses, higher insurance and claim costs, and greater regulatory costs, professional fees, and utility costs. At Majestic Investor Holdings, a reserve was established for $0.4 million as the Company appeals a judgment to a lawsuit against Fitzgeralds Tunica pertaining to certain events relating to the acquisition of Fitzgeralds Tunica from its former owner. Fitzgeralds Black Hawk’s increase in general and administrative expense of $0.2 million was due to increased payroll costs.

The retroactive property tax accruals at Majestic Star discussed above resulted from events beginning in January 2004, when Majestic Star received a preliminary property tax reassessment notice that increased the valuation of its riverboat vessel in Lake County, Indiana. The valuation assessment was part of a countywide reassessment, which was retroactive to March 1, 2002. The reassessment was a result of a 1998 Indiana Supreme Court ruling that declared the method of property assessment previously used was unconstitutional. Majestic Star followed administrative policies of the taxing authorities and paid Lake County an amount equal to 70% of its 2001 property tax liability, and estimated an accrual for the balance due for 2002 and 2003 at December 31, 2003. In April 2004, tax rates on the real property within Lake County, Indiana were issued. In addition, in April 2004, the State of Indiana issued final notices of assessed valuations to property owners within Lake County. Majestic Star used the information provided in April to revise its estimate of the amounts due.

BHR also received a notice of final assessed value of its real property. Similarly BHPA, the owner of a parking garage for which the Company is a lessee under an operating lease, received a notice reflecting final assessed values. The Company, through the joint venture agreement and the operating lease agreement, was liable for its portion of BHR’s and BHPA’s property tax liabilities.

Based on the assessments and tax rates issued in April 2004, Majestic Star increased its accrual for real property taxes on its vessel and its proportionate share of liability for BHPA and BHR, by $2.2 million for the quarter ended March 31, 2004, but this amount was subsequently adjusted downward by $0.3 million in the third and fourth quarters of 2004 as Majestic Star has changed its estimate for the retroactive tax liability for the year 2003. During 2004, Majestic Star paid the remaining amounts due for its 2002 property tax liabilities. At December 31, 2004, the accrual related to the year ended December 31, 2004 and to the fiscal year 2003 for property taxes owed directly or indirectly by Majestic Star was $7.3 million. Majestic Star estimated its 2003 property tax liability at $3.6 million and paid its 2003 tax bill in 2005.

Consolidated depreciation and amortization expenses increased by $0.5 million to $18.0 million in 2004. Majestic Star and Fitzgeralds Tunica recognized increases of $2.0 million and $1.0 million, respectively. The increases were the result of capital expenditures made at both properties. The increases in depreciation expenses were offset by a $1.8 million reduction in amortization expense at Majestic Investor Holdings and a decline of $0.7 million in depreciation and amortization expense at Fitzgeralds Black Hawk. Amortization expenses at Majestic Investor Holdings, in 2003, resulted from the periodic write-off of capitalized financing fees over the life of the Investor Notes. The majority of these fees were written off in October of 2003, when Majestic Investor Holdings purchased 89.3% of the Investor Notes during a refinancing of the Company. Depreciation and amortization at Fitzgeralds Black Hawk was discontinued for the period from July 12, 2004 to December 31, 2004, while it was held for sale.

Consolidated other expenses consist primarily of interest expense and loss on bond redemption. Interest expense declined by $2.6 million, or approximately 8.4%, in 2004 as compared to 2003. The reduced interest expense is the result of refinancing substantially all of the Company’s outstanding debt in October 2003. In 2003, the Company recognized a loss on bond redemption of $32.0 million when it redeemed all of Majestic Star’s 10 7/8% notes and when Majestic Investor Holdings purchased 89.3% of the Investor Notes. There were no bond redemptions in 2004.

The Company recognized a loss from discontinued operations of $12.0 million in 2003 as a result of the spin-off of Barden Nevada, which included a $10.0 million write-down of the assets of Barden Nevada to fair market value.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility (the “Senior Secured Credit Facility”). We generate substantial cash flows from operating activities. For the years ended December 31, 2005 and 2004, we reported cash flows from operating activities of $27.8 million and $22.2 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing our daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the manager agreement and for tax distributions.

At December 31, 2005, $47.2 million was outstanding under the Senior Secured Credit Facility. The Company had unrestricted cash and cash equivalents of $32.4 million at December 31, 2005. At December 31, 2004, the Company had unrestricted cash and cash equivalents of $16.7 million, exclusive of Majestic Star II, which had not yet been acquired. In 2005, the Company spent $11.8 million for the purchase of new slot machines, the integration of slot machines with TITO at all of our properties, various remodel projects, principally at Majestic Star and a new slot player tracking and marketing system and costs associated with burying a storm sewer pipe below grade, both at Fitzgeralds Black Hawk. In 2004, the Company spent $38.8 million for the purchase of 170 acres of property adjacent to Majestic Star and the Buffington Harbor, various remodeling and construction projects at Majestic Star and Fitzgeralds Tunica, the installation of new slot player tracking and marketing software at Fitzgeralds Tunica, and gaming and related equipment at all of our properties.

With an estimated start date in the third quarter of 2006, the Fitzgeralds Black Hawk property will expand its facility by rebuilding the Masonic Building as a part of a major casino expansion. Management expects the casino expansion to cost approximately $25.0 million, including the re-construction of the Masonic Building and the purchase of associated gaming equipment and other furniture and fixtures. The building will be four stories with a gaming mezzanine and a food outlet. The construction is anticipated to be completed by November 2007 and will be financed with cash flow and borrowings under the Senior Secured Credit Facility.

The Company has recently announced plans to construct condominiums, a hotel, and clinic and make other improvements at Buffington Harbor. The Company is precluded, by the Senior Secured Credit Facility, from making capital expenditures in excess of $20.0 million per year, (except for $7.5 million for TITO slot machines at Fitzgeralds Tunica and Fitzgeralds Black Hawk and the $25.0 million Fitzgeralds Black Hawk expansion). As a result of the Company’s capital expenditure limitation, the Company may need to seek partners to provide financing for these projects, receive a contribution from its member or amend the capital expenditure covenant contained within the Senior Secured Credit Facility. In addition, the Company acquired on December 31, 2005, 2.45 acres of land at its Fitzgeralds Black Hawk property. This land is available for development; however, obtaining capital to commence development is limited as previously explained.

Management believes that the Company’s cash flow from operations and its current line of credit will be adequate to meet the Company’s anticipated normal operating requirements for working capital, its planned capital expenditures and its significant contractual obligations with respect to amounts outstanding under the Senior Secured Credit Facility, the Senior Secured Notes and the Senior Notes and tax distributions and distributions under the manager agreement with BDI. The Company will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in 2010. In addition, beginning April 15, 2009, our parent will likely look to us to distribute cash to pay interest on the Discount Notes. Our ability to distribute cash to Majestic Holdco is limited unless certain financial tests are met. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

The indenture governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $3.9 million, plus penalties and interest (as more fully described in Item 3. Legal Proceedings) could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to its member for tax purposes.

The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company and thereby require additional investment by the Company in its facilities, gaming devices and marketing efforts. If necessary and to the extent permitted under the indentures governing the Senior Secured Notes and Senior Notes, the Company would seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

On December 20, 2005, the Company entered into Amendment Number Four to the Loan and Security Agreement (“Amendment Four”). Amendment Four gives consent to the consummation of the Acquisition of Trump Indiana, increases the term of the loan until April 15, 2010, increases the permitted indebtedness of the Company from $270 million to $330 million, and increases the adjusted EBITDA levels used to calculate the interest rate margins on the Senior Secured Credit Facility. In addition, Amendment Four increases the allowable capital expenditures from $12 million to $20 million. It also allows up to $7.5 million to be used to purchase slot machines or to convert existing slot machines from coin and token pay machines to ticket-in ticket-out machines and to make expenditures up to $25 million on or before December 31, 2008 in connection with the expansion of Fitzgeralds Black Hawk. Amendment Four amended the definition of EBITDA such that the Company can add back to EBITDA charges incurred by the Company in respect to certain severance payments made in connection with the acquisition of Majestic Star II. Lastly, Amendment Four modifies the interest rate coverage ratio to 1.85 to 1.0 for the term of the loan. Without Amendment Four, the interest rate coverage ratio was scheduled to increase to 1.90 to 1.0 for the twelve-month period ending June 30, 2006 and to 1.95 to 1.0 for the twelve-month period ending September 30, 2006.

Amendment Four eliminated the December 31, 2005 financial covenants. The Company will be subject to maintaining certain financial covenants at March 31, 2006.

On April 13, 2006, the Company entered into Amendment Number Five to the Loan and Security Agreement, as amended (“Amendment Five”). Amendment Five modifies the interest coverage ratio financial covenant, as defined in the Loan and Security Agreement, for the twelve month period ended March 31, 2006. As a result of Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio has been amended to 1.8:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes. The interest expense on Majestic Holdco’s Discount Notes is being pushed down to the Company pursuant to SEC Staff Accounting Bulletin, Topic 5(J). Majestic Holdco’s Discount Notes are not guaranteed by the Company or any of its direct or indirect subsidiaries and none of the Company’s or its direct or indirect subsidiaries equity or assets secure the Discount Notes of Majestic Holdco.

The Company made distributions to BDI of $2.3 million (of which $0.7 million was reimbursed upon final determination of BDI’s tax liability) for 2004 state income tax liabilities and 2005 estimated state tax liabilities. The Company anticipates that it will make future distributions to fund its member’s tax liabilities. Future distributions by the Company to its member could be a significant use of the Company’s cash.

NEW ACCOUNTING PRINCIPLES

The Company has or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial position, results of operations or cash flows.

•
Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 is effective for financial statements for fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 without any material impact on the Company’s financial position, results of operations or cash flows.

•
Financial Accounting Standards No 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting changes in Interim Financial Statement” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition— Casino revenue is the net win from gaming activities, which is the difference between the amount wagered by our gaming patrons and the amount paid out to our patrons as a result of those wagers. Hotel, food and beverage and other revenue are recognized at the time the related service is performed. We deduct from our gross revenues the retail value of hotel rooms, food, beverage and merchandise provided to our casino customers on a complimentary basis. We also deduct from our gross revenues the value of certain cash-based promotional activities, including cash earned by customers as part of our slot club programs and cash coupons mailed to our casino customers.

Goodwill and Other Intangible Assets— We have approximately $47.3 million of goodwill and $128.9 million of other intangibles assets recorded on our balance sheet at December 31, 2005, related to the acquisitions of Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” in January 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory, market status and operational performance of our acquired business. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment— At December 31, 2005, we have approximately $278.1 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Casino Club Liability— All of our casinos offer programs whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon each property’s redemption history. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance— The Company maintains accruals for self-insured health and worker’s compensation programs, which are classified in payroll and related liabilities in the consolidated balance sheets. Management and consultants determine the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

Litigation, Claims and Assessments— We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

CONTRACTUAL COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, which include our Senior Secured Credit Facility at December 31, 2005.

	Payments Due By Year Ended (4)
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt	$-	$-	$-	$-	$300,000,000	$200,000,000	$500,000,000
Credit Facility	-	-	-	-	47,212,346	-	47,212,346
Capital leases	174,447	139,852	48,272	2,713	-	-	365,284
Development agreement (1)	6,000,000	6,000,000	6,000,000	6,000,000	6,000,000	-	30,000,000
Operating Leases (2)	1,133,489	523,718	212,784	181,832	91,892	45,367	2,189,082
Interest on
Long-Term Debt	44,453,874	48,006,338	48,001,052	48,000,000	48,000,000	4,875,000	241,336,264
Credit Facility (3)	3,602,671	3,602,671	3,602,671	3,602,671	1,050,779	-	15,461,463
Total	$55,364,481	$58,272,579	$57,864,779	$57,787,216	$402,355,017	$204,920,367	$836,564,439

(1)
On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (the “Majestic Development Agreement”), which requires Majestic Star to pay the City an economic incentive equal to 3% of Majestic Star’s adjusted gross receipts, as defined by the Riverboat Gambling Act. For the period January 1, 2005 through December 20, 2005, and the twelve month periods ended December 31, 2004 and 2003, Majestic Star paid the City of Gary $4.4 million, $4.5 million and $4.1 million, respectively. Because this is a continuing obligation for the Company, we cannot estimate an amount to include in the Thereafter and Total columns.

(2)
Years 2006 through 2010 include $15,936 each year relating to a perpetual lease. Because this is a continuing obligation for the Company, we cannot estimate an amount to include in the Thereafter and Total columns.

(3)	Variable rate of 7.631% calculated as a weighted average of rates on the Senior Secured Credit Facility indebtedness using LIBOR in effect plus 2.75% as of December 31, 2005.

(4)	Excludes any amounts related to the debt of Majestic Holdco because the Company does not guarantee Majestic Holdco's debt. See Note 12 to our consolidated financial statements.

In conjunction with the Company’s closing of the Trump Indiana acquisition, Majestic Star, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”), which, among other things, requires the Company to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. For the period December 21, 2005 to December 31, 2005, the Company paid the City $0.3 million under the Amended Majestic Development Agreement. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the Company has made in excess of $50.0 million of investments towards this commitment) and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million. However, if, within three years of the date of the Amended Majestic Development Agreement, the City has not satisfied its obligations with respect to environmental remediation, the completion of the access road and freeway interchange, and certain subdivision obligations, the Company’s minimum investment commitment terminates. The Company is obligated to complete such minimum investment within 5 years after the date the City has completed the City’s obligations under the Amended Majestic Development Agreement.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ended December 31:

Liabilities	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (1)
	(amounts in thousands)
Fixed Rate Debt
Maturities (2) (3)	1,159.0	139.9	48.3	2.7	300,000.0	263,500.0	564,849.9	564,767.4
Average interest rate	9.83%	9.88%	9.91%	9.93%	9.98%	12.17%	9.95%

Variable Rate (2)	-	-	-	-	47,212.3	-	47,212.3	47,212.3
Average interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	-	7.63%	7.63%

(1) The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts, the fair values are based on market quotes.

(2) Based on contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3) Our fixed-rate debt maturities include the Discount Notes issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. The Discount Notes are included in the above table as required by SEC Staff Accounting Bulletin Topic  5 (J).

We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Senior Secured Credit Facility. Borrowings under the Senior Secured Credit Facility bear interest at a margin above the LIBOR or the Base Rate (each, as defined in the loan and security agreement governing the Senior Secured Credit Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Senior Secured Credit Facility matures in April 2010.

The Senior Secured Credit Facility and cash flow from operations are used to maintain liquidity and fund business operations. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors.

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

At December 31, 2005, we had outstanding borrowings of $47.2 million under our Senior Secured Credit Facility.

We have $300.0 million principal amount of Senior Secured Notes outstanding and $200.0 million principal amount of Senior Notes outstanding. Interest expense on our fixed rate debt instruments is not affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. In addition, Majestic Holdco, our parent, issued $63.5 million aggregate principal at maturity of 12 ½% Discount Notes due October 15, 2011. The Discount Notes were issued at a discount. The net proceeds of the Discount Note offering were $45.1 million. The Discount Notes will accrete in value until October 15, 2008. On April 15, 2009 and semi-annually thereafter until maturity, the Discount Notes will cash pay interest. Even though the Discount Notes are fixed rate debt instruments and not affected by a change in the market rates of interest, neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2005. Each director is elected at the annual member meeting and serves for a term expiring at the following annual member meeting or until their successor(s) are duly elected and qualified.

NAME	AGE	POSITION(S)
Don H. Barden	62	Chairman, President and Chief Executive Officer
Jon S. Bennett	45	Vice President and Chief Financial Officer
Patrick R. Cruzen	59	Director
Steven J. Lemberg	51	Director, Executive Vice President of Strategic Initiatives
Michelle R. Sherman	40	Director
Andrew J. Warhola	80	Director

Don H. Barden is Chairman, President and Chief Executive Officer of the Company and, since November 1993, Chairman and President of BDI, the manager of the Company, with responsibility for key policy-making functions. Since their formations, Mr. Barden is also President and Chief Executive Officer of Barden Colorado and Barden Mississippi; and Chairman, President and Chief Executive Officer of The Majestic Star Casino Capital Corp., and Majestic Star Casino Capital Corp. II. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the last 40 years, Mr. Barden also successfully built, owned and operated numerous business enterprises in various industries including cable television, international trade, radio broadcasting and real estate development. Barden Companies, Inc., a company wholly owned by Mr. Barden, was named “Company of the Year” in 2003 by Black Enterprise Magazine. In 2004, Mr. Barden received a Trumpet Award from Turner Broadcasting, Inc. as “Entrepreneur of the Year.” The Trumpet Awards recognize the achievements of African-Americans and salutes them for their fortitude and persistence in their field. In 2005, Mr. Barden received the “President’s Trailblazer Award” at the Los Angeles branch of the NAACP Freedom Fund Dinner and “Entrepreneur of the Year Award” at the Indiana Black Expo at which Indiana Governor Mitch Daniels attended and President George W. Bush was the keynote speaker.

Jon S. Bennett has been the Vice President and Chief Financial Officer of the Company since October 2002 with overall responsibility for all aspects of the Company’s financial management, accounting and reporting processes. Mr. Bennett is also the Vice President and Chief Financial Officer for The Majestic Star Casino Capital Corp., Majestic Star Casino Capital Corp. II, Barden Mississippi and Barden Colorado. Prior to Mr. Bennett’s appointment as Vice President and Chief Financial Officer, Mr. Bennett was Vice President of Finance and Administration for Barden Mississippi from its acquisition in December 2001 to his promotion in October 2002. Mr. Bennett held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance and Administration for Fitzgeralds Tunica from April 1997 to December 2001 and Director of Finance for three Fitzgeralds Gaming Corporation properties located in Reno, Nevada. Mr. Bennett was also Chief Financial Officer for Peppermill Casinos, Inc. from May 1995 to April 1997.

Patrick R. Cruzen joined the Company’s board of directors on June 14, 2005. He is the Chairman of the board’s Audit Committee and a member of the Compensation Committee. Mr. Cruzen is the Chief Executive Officer and a principal of Cruzen & Associates, an executive search and consulting firm specializing in the gaming, gaming supply, hospitality and lottery industries. Prior to forming Cruzen & Associates in 1997, and beginning in 1994, Mr. Cruzen served as President and Chief Operating Officer of Grand Casinos, Inc., a Minneapolis-based gaming company. From 1990 until 1994, Mr. Cruzen served as Senior Vice President of Finance and Administration of MGM Grand and was also President of MGM’s casino marketing arm, Destron. Prior to MGM, Mr. Cruzen was President of the Flamingo Hilton in Reno, Nevada, and President of the Sands Hotel and Casino in Las Vegas, Nevada. Mr. Cruzen has also held other management positions such as Vice President of Operations for the Dunes Hotel and Casino and Vice President of Hotel Operations for Caesars Palace in Las Vegas.

Steven J. Lemberg has been a Director of the Company since July 9, 2004. Mr. Lemberg also serves as Executive Vice President of Strategic Initiatives for the Company, a position he has held since January 3, 2005 and is a member of the Company’s Gaming Compliance Committee. Prior to employment with the Company, Mr. Lemberg was the Chief Executive Officer of Evigna Brand Insight, a national advertising specialty company. Mr. Lemberg held various positions with that company and its predecessor entities from January 1996 to December 2004, including Chief Operating Officer, Chief Financial Officer, and Executive Vice President of a division of a HALO Industries, Inc., a NYSE-listed company. Mr. Lemberg was also a Tax Partner in the international accounting firm Coopers and Lybrand from 1989 to 1996. Mr. Lemberg received a juris doctor degree from the University of Michigan Law School, and is also a graduate of the University of Michigan Business School. He is a Certified Public Accountant and a licensed attorney in the State of Michigan.

Michelle R. Sherman has been a Director of the Company since July 9, 2004 and is a member of the board’s Compensation Committee. Ms. Sherman also serves as Vice President, Chief Financial Officer and Treasurer of Barden Companies, Inc (“Barden”). Ms. Sherman has been with Barden for over 12 years, serving Barden in various capacities including accounting, finance administration and business development. Ms. Sherman is an officer in many Barden Company affiliate entities including BDI for which she serves as Vice President, Treasurer and Secretary. Ms. Sherman is a licensed Certified Public Accountant in the State of Michigan and has a Master of Science degree in International Finance.

Andrew J. Warhola has been a Director of the Company since July 9, 2004. He is also a member of the board’s Audit Committee and Chairman of the board’s Compensation Committee. Mr. Warhola received a bachelor’s degree in economics in 1948 and a bachelor of laws degree in 1951 both from the University of Michigan. Mr. Warhola went on to develop a law firm in Lorain, Ohio, which specialized in real estate, small business, banking and health care. Mr. Warhola has retired from the firm. During Mr. Warhola’s career he served as a board member and trustee to various organizations, was active in many community and civic groups and co-founded a radio station.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company earn a monthly fee of $3,500, plus $1,000 for each board meeting they attend. Directors are reimbursed for expenses reasonably incurred in connection with their service on the board. The chairman of the audit committee earns a monthly fee of $3,917, plus $1,000 for each board meeting attended.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Directors, Chief Executive Officer, Chief Financial Officer and any other person performing similar functions. The failure of any of these persons to comply with the Code of Ethics may result in disciplinary action, up to and including termination of employment. The Code of Ethics has been posted to our website at www.majesticstar.com and www.fitzgeralds.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for services performed for The Majestic Star Casino, LLC and its subsidiaries during the years shown below by our Chief Executive Officer and our other current executive officers during 2005. All compensation is paid by The Majestic Star Casino, LLC.

		ANNUAL COMPENSATION		ALL OTHER
NAME AND POSITION	YEAR	SALARY	BONUS	COMPENSATION
Don H. Barden (1)	2005	$605,035	$-	$184,721
Chairman, President and	2004	425,000	-	176,426
Chief Executive Officer	2003	390,096	-	169,742

Jon S. Bennett (2)	2005	$279,355	$200,000	$11,390
Vice President and	2004	250,017	50,000	41,784
Chief Financial Officer	2003	256,731	25,000	68,164

Steven Lemberg (3)	2005	$294,277	$120,000	$5,429
Executive Vice President of
Strategic Initiatives

(1) For the years 2005, 2004 and 2003, the amounts reflected in "All Other Compensation" for Mr. Barden represent life insurance premiums paid by the Company of $127,160, $129,368 and $123,435, respectively, an auto allowance of $42,117, $47,058 and $46,307, respectively and in 2005 only, group term life insurance of $15,444.

(2) For the year 2005, the amounts shown in “All Other Compensation” reflect a 401(k) match of $4,500 for which Mr. Bennett is fully vested, reimbursement for un-reimbursed medical plan expenditures of $5,000 and group term life insurance of $1,890. For the year 2004, the amounts shown in "All Other Compensation" reflect $36,090 of taxable relocation and housing allowance costs, a 401(k) match of $4,500 for which Mr. Bennett is fully vested, $1,140 of group-term life insurance premiums paid by the Company on Mr. Bennett's behalf and reimbursement for un-reimbursed medical plan expenditures of $54. For the year 2003, Mr. Bennett's salary includes the payment of $6,731 of unused vacation relating to 2002 while Mr. Bennett was the Vice President of Finance and Administration at Barden Mississippi. For the year 2003, the amounts shown in "All Other Compensation" reflect $58,569 of taxable relocation and housing allowance costs, reimbursement of $5,000 for un-reimbursed medical plan expenditures, a 401(k) match of $4,500 for which Mr. Bennett is fully vested and $95 of group-term life insurance. Bonuses reflected in the Executive Compensation Schedule are for the years earned, not paid.

(3) For the year 2005, the amounts shown in “All Other Compensation” reflect reimbursement for un-reimbursed medical plan expenditures of $2,255 and group term life insurance of $3,174. Mr. Lemberg joined the Company as its Executive Vice President of Strategic Initiatives on January 3, 2005, and as a result, Mr. Lemberg had no compensation for 2004 or 2003. Bonuses reflected in the Executive Compensation Schedule are for the year earned, not paid.

EMPLOYMENT AGREEMENTS

Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $600,000 as an employee, pursuant to a letter agreement with the Company dated October 22, 2001, as amended January 1, 2005. The Company pays life insurance premiums on policies with a value of $5.0 million and provides Mr. Barden with an auto allowance. Mr. Barden is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to an employment agreement with the Company dated October 21, 2002, as amended December 20, 2004. Under this agreement, Mr. Bennett’s period of employment was extended until January 20, 2006 at a base compensation of $275,000 effective January 1, 2005, subject to annual reviews. As of January 21, 2006, Mr. Bennett became an at-will employee with his compensation terms remaining identical to his amended agreement. Mr. Bennett can also earn bonuses subject to the discretion of the President and Chief Executive Officer. In addition to such compensation, Mr. Bennett is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

Mr. Lemberg serves as a board member and, effective January 3, 2005, joined the Company as Executive Vice President of Strategic Initiatives pursuant to an employment agreement dated December 17, 2004. Unless sooner terminated as provided therein, the agreement continues in effect for two years. Thereafter, the term automatically extends for successive one year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $300,000 and participation in the Company’s discretionary bonus program. Mr. Lemberg is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives. Under certain circumstances, Mr. Lemberg is entitled to severance payments for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee was formed in July 2004 with Andrew J. Warhola (Chairman), Steven J. Lemberg and Michelle R. Sherman as members. During 2005, Mr. Warhola was an independent director and not an employee of the Company or its subsidiaries. Ms. Sherman is an officer of BDI. Effective January 3, 2005, the Company employed Mr. Lemberg as Executive Vice President of Strategic Initiatives and Mr. Lemberg resigned from the Compensation Committee effective December 31, 2004. On June 14, 2005, Mr. Cruzen filled the vacated Compensation Committee position. Mr. Cruzen is an independent director and not an employee of the Company or its subsidiaries.

COMPENSATION COMMITTEE

The Compensation Committee (the “Committee”) is responsible for establishing, monitoring and implementing the policies that govern compensation programs for the Company’s executives and key management. The Committee reviews compensation policies and procedures with management and makes recommendations to the Board of Directors and determines the compensation for the Chief Executive Officer (“CEO”). The CEO establishes the compensation of the other executive officers of the Company after consultation with the Committee using the parameters set by the Committee.

The primary goal of the Committee is to ensure that the Company’s compensation programs 1) effectively attract and retain executives and key management; 2) establish and implement policies and procedures in a fair and equitable manner; and 3) are consistent with the employee’s individual performance and the performance of the Company as a whole. The ranges for compensation of the executive officers, including the CEO, and key management are generally set at levels that the Committee believes to be competitive with other gaming companies. For the purpose of comparing the compensation programs of other gaming companies, the Committee reviews various relevant factors, including size and structure, the composition of the Company’s properties, the market in which they operate, the structure of their compensation programs and the availability of public compensation information.

Base salary, performance bonuses and other fringe benefits are the primary elements of the Company’s executive compensation program. The Committee sets salary ranges for the Company’s executives and key management at levels it believes to be competitive with gaming companies of similar size and in similar markets. Annual salaries are established based upon available market data, employee’s length of service, employee contribution to the overall goals and performance of the Company. Annual salaries of executives and key management are reviewed from time to time and adjustments are made where necessary to remain competitive with gaming companies of similar size and structure.

Performance bonuses are discretionary and are determined based on the individual’s overall performance for that year, their contribution to the goals of the Company and, with the exception of corporate personnel, the financial performance of their applicable property. Bonuses are paid after the CEO and management have assessed the Company’s year-end financial results.

The Committee establishes the CEO’s compensation and considers multiple factors in making such determination. The CEO is the Chairman, President, founder and 100% owner of the Company. He created the long-term vision for the Company and continues to successfully implement strategies that contribute to the growth of the Company; he is positively recognized by the business and financial community as the driving force behind the growth and continued success of the Company. The CEO’s overall compensation includes his annual salary and other fringe benefits. The CEO currently does not and has not historically participated in the Company’s bonus program.

COMPENSATION COMMITTEE:	ANDREW J. WARHOLA
MICHELLE R. SHERMAN
PATRICK R. CRUZEN

AUDIT COMMITTEE

In conjunction with its activities during the Company’s year ended December 31, 2005, the Audit Committee has reviewed and discussed the Company’s audited financial statements with management of the Company. The members of the Audit Committee have also discussed with the Company’s independent auditors the matters required to be discussed by SAS 61 (Codifications of Statements on Auditing Standards, AU Section 380). The Audit Committee has received from the Company’s independent auditors the written disclosures and the letter required by Independent Standards Board Standard No.1, and has discussed with the independent auditors the independent auditors’ independence. Based on the foregoing review and discussions, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2005.

AUDIT COMMITTEE:	PATRICK R. CRUZEN
ANDREW J. WARHOLA

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, we are indirectly wholly owned by Don H. Barden, our Chairman, President and Chief Executive Officer. Mr. Barden is the sole shareholder of BDI, which, in turn, owns 100% of the membership interest of Majestic Holdco, LLC, the direct parent of The Majestic Star Casino, LLC. The Majestic Star Casino, LLC, in turn, directly or indirectly owns 100% of the equity interest of the following entities: The Majestic Star Casino Capital Corp., The Majestic Star Casino II, Inc., Majestic Star Casino Capital Corp. II, Barden Mississippi Gaming LLC, Barden Colorado Gaming LLC, Buffington Harbor Parking Associations, LLC and Buffington Harbor Riverboats, LLC. The address for Mr. Barden and Barden Development, Inc. is 163 Madison Avenue, Suite 2000, Detroit, MI 48226.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2005 includes the $63.5 million of Discount Notes, net of discount of $18.2 million, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company's indebtedness including Majestic Holdco. The Discount Notes have been "pushed-down" to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.

During the year ended December 31, 2004, Majestic Star made distributions totaling $5.3 million to BDI pursuant to the Manager Agreement. During the year ended December 31, 2005, the Company made distributions of $5.2 million to BDI pursuant to the Manager Agreement.

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities.

BHPA Contribution. On December 21, 2005, in conjunction with the closing of the Trump Indiana Acquisition, Mr. Barden, through BDI, who owns all of the equity of AMB Parking, LLC (“AMB”), which owned a 50% joint venture interest in BHPA, contributed all of AMB’s interest in BHPA to the Company. Such contribution was made without payment of any consideration by the Company.

BHPA Rent Expense. During the period from January 1, 2005 to December 20, 2005 and the years ended December 31, 2004 and 2003, we incurred rent expense payable to BHPA totaling $2.0 million, $2.2 million and $2.1 million, respectively. As of December 31, 2004, our accrued rent payable to BHPA was $1.1 million. As a result of our acquisition of Trump Indiana and the contribution of AMB Parking’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company and the parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. For the years ended December 31, 2005 and 2004, the Company charged Barden Nevada $1.4 million and $1.1 million, respectively, pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company's Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of December 31, 2005, the principal balance of the promissory note was $0.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) acted as our independent registered public accounting firm through October 20, 2005 and during 2004 and 2003. On November 23, 2005, the Audit Committee appointed Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm. Fees paid to PwC for 2005 and 2004 and to E&Y for 2005 are included below.

AUDIT FEES

The aggregate fees billed by PwC for professional services rendered for audit services in fiscal years 2005 and 2004 were $854,528 and $406,023, respectively. Services performed included:

•	Audit of the Company’s annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

•	Reviews of the Company’s quarterly financial statements.

•	Services related to the Company’s 2005 debt offerings.

•	Statutory and regulatory audits, consents and other services related to SEC matters.

The aggregate fees billed by E&Y for professional services rendered for audit services in fiscal years 2005 were $818,832. No audit service fees were billed in fiscal year 2004. Services performed included:

•	Audit of the Company’s annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

AUDIT-RELATED FEES

The aggregate fees billed by PwC for professional services rendered for audit related services in fiscal years 2005 and 2004 were $168,821, and $0, respectively. Services performed included:

•	Due diligence services related to the Trump Indiana Acquisition.

There were no fees billed by E&Y for audit-related service in the fiscal years 2005 and 2004.

TAX FEES

The aggregate fees billed by PwC for professional services rendered for tax-related services in fiscal years 2005 and 2004 were $51,274 and $40,620, respectively. These fees were associated with federal and state tax compliance, tax advice, tax planning and tax return preparation. There were no fees billed by E&Y for tax-related services in the fiscal years 2005 and 2004.

ALL OTHER FEES

Neither PwC nor E&Y billed for services rendered for engagements other than audit fees, audit related fees and tax fees during 2005. In 2004, the aggregate fees billed by PwC for professional services rendered for engagements other than Audit Fees, Audit-Related Fees and Tax Fees were $43,055. These fees related to 401(k) plan audits and health plan Form 5500 filings. E&Y billed nothing related to other fees in 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements as listed on the Index on Page F-1.

	2.	Financial Statement Schedule as listed on the index Page F-1.

	3.	Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)	The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(c)	The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2006.

THE MAJESTIC STAR CASINO, LLC	THE MAJESTIC STAR CASINO CAPITAL CORP.
By: /s/ Don H. Barden Don H. Barden Chairman, President and Chief Executive Officer	By: /s/ Don H. Barden Don H. Barden President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 17, 2006 on behalf of the Registrant and in the capacities indicated.

THE MAJESTIC STAR CASINO, LLC

Signature	Title

/s/ Don H. Barden	Chairman, President and Chief Executive
Don H. Barden	Officer (Principal Executive Officer)

/s/ Jon S. Bennett	Vice President and Chief Financial Officer
Jon S. Bennett	(Principal Financial and Accounting Officer)

/s/ Steven J. Lemberg	Director, Executive Vice President of Strategic Initiatives
Steven J. Lemberg
/s/ Michelle R. Sherman	Director
Michelle R. Sherman
/s/ Patrick R. Cruzen	Director
Patrick Cruzen
/s/ Andrew J. Warhola	Director
Andrew J. Warhola

THE MAJESTIC STAR CASINO CAPITAL CORP.

Signature	Title

/s/ Don H. Barden	Chairman, President and Chief Executive
Don H. Barden	Officer (Principal Executive Officer)

/s/ Jon S. Bennett	Vice President and Chief Financial Officer
Jon S. Bennett	(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 333-06489.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1
Purchase and Sale Agreement dated as of November 2, 2000, by and among Majestic Investor, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc., Fitzgeralds Gaming Corporation and certain affiliates of the foregoing parties (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

2.2
First Amendment to Purchase and Sale Agreement dated as of December 4, 2000 by and among Majestic Investor, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc., Fitzgeralds Gaming Corporation and certain affiliates of the foregoing parties (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

2.3
Second Amendment to Purchase and Sale Agreement dated as of November 1, 2001, by and among Majestic Investor Holdings, LLC, Majestic Investor, LLC, Barden Nevada Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc. and Fitzgeralds Gaming Corporation (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated December 13, 2001)

2.4
Assignment of Interest by Barden Development, Inc. and Majestic Investor Holdings, LLC dated as of December 31, 2003 (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

2.5	Asset Purchase Agreement dated July 12, 2004 between Legends Gaming, LLC and Barden Colorado Gaming, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 12, 2004)
2.5.1
Amendment No. 1 dated February 1, 2005 to Asset Purchase Agreement dated July 12, 2004 by and between Legends Gaming, LLC and Barden Colorado Gaming, LLC (filed as Exhibit 2.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

2.6
Stock Purchase Agreement, dated as of November 3, 2005 by and between The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 9, 2005)

3.1	Amended and Restated Articles of Organization of The Majestic Star Casino, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement, No. 333-06489)
3.2	Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC dated as of March 29, 1996 (filed as Exhibit 3.2 to the Company’s Registration Statement, No. 333-06489)
3.2.1
First Amendment of Third Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, dated as of June 18, 1999 (filed as Exhibit 3.3 to the Company’s Registration Statement, No. 333-85089)

3.3	Articles of Incorporation of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.4 to the Company’s Registration Statement, No. 333-85089)

3.4	Bylaws of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.5 to the Company’s Registration Statement, No. 333-85089)
4.1
Indenture, dated as of October 7, 2003, among The Majestic Star Casino, LLC and Majestic Star Casino Capital Corp., as issuers, and the subsidiary guarantors, as subsidiary guarantors and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Registration Statement, No. 333-110993)

4.2	Intercreditor Agreement, dated as of October 7, 2003, between The Bank of New York and Wells Fargo Foothill, Inc. (filed as Exhibit 4.6 to the Company’s Registration Statement, No. 333-110993)
4.3
Supplemental Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee for the purpose of making changes to the Indenture required for the issuance of additional notes (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2005)

4.4
Supplemental Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee for the purpose of adding new subsidiary guarantors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 28, 2005)

4.5
Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. II, the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company N.A., as trustee regarding the Senior Notes (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 28, 2005)

4.6
First Amendment to Intercreditor and Lien Subordination Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, the Bank of New York Trust company N.A., Inc. and Wells Fargo Foothill, Inc., filed herewith

10.1
Loan and Security Agreement, dated as of October 7, 2003, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Registration Statement, No. 333-110993)

10.1.1
Amendment Number One to Loan and Security Agreement, dated as of May 4, 2004, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.1.2
Amendment Number Two to Loan and Security Agreement, dated as of March 1, 2005, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2005)

10.1.3
Amendment Number Three to Loan and Security Agreement, dated as of June 15, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2005)

10.1.4
Amendment Number Four to Loan and Security Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 28, 2005)

10.1.5	Amendment Number Five to Loan and Security Agreement, dated as of April 13, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories at Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1) to the Company's Current Report on Form 8-K dated April 17, 2006.
10.2.1*
Amendment to Letter Agreement, dated as of January 1, 2005, between Don H. Barden and The Majestic Star Casino, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3*	Employment Agreement, dated October 21, 2002, between Jon Bennett and The Majestic Star Casino, LLC (filed as Exhibit 10.4 to the Company’s Registration Statement, No. 333-110993)
10.3.1*
Amendment to Employment Agreement, dated December 20, 2004, between Jon Bennett and The Majestic Star Casino, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2004)

10.4*
Employment Agreement, dated as of December 17, 2004, between Steven J. Lemberg and The Majestic Star Casino, LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.5	Management Agreement, dated as of October 7, 2003, between The Majestic Star Casino, LLC and Barden Development, Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-110993)
10.6
Expense Reimbursement Agreement, dated as of October 7, 2003, between Barden Nevada Gaming, LLC and The Majestic Star Casino, LLC (filed as Exhibit 10.9 to the Company’s Registration Statement, No. 333-110993)

10.7
First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC, made as of October 31, 1995, by and between Trump Indiana, Inc. and The Majestic Star Casino, LLC, as amended by Amendment No. 1 to First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC, dated as of April 23, 1996 (filed as Exhibit 10.6 to the Company’s Registration Statement No. 333-06489)

10.7.1	Second Amendment to The First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC (filed as Exhibit 10.12 to the Company’s Registration Statement, No. 333-110993)

10.8	Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-06489)
10.9	Amendment Number One to Development Agreement, dated October 19, 2005, by and among the Company, Trump Indiana, Inc. and the City of Gary, Indiana, filed herewith
10.10
Purchase Agreement, dated December 21, 2005 by and between The Majestic Star Casino, LLC the Majestic Star Casino Capital Corp., each Subsidiary Guarantor (as defined therein) and Jefferies & Company, Inc. regarding the Senior Secured Notes (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2005)

10.11
Purchase Agreement, dated December 21, 2005, by and between The Majestic Star Casino, LLC Majestic Star Casino Capital Corp. II, each Subsidiary Guarantor (as defined therein) and Jefferies & Company, Inc. regarding the Senior Notes (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 28, 2005)

10.12
Registration Rights Agreement, dated December 21, 2005, among The Majestic Star Casino, LLC, and The Majestic Star Casino Capital Corp., and Jefferies & Company, Inc. regarding the Senior Secured Notes (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 28, 2005)

10.13
Registration Rights Agreement, dated December 21, 2005, among The Majestic Star Casino, LLC, and Majestic Star Casino Capital Corp. II, and Jefferies & Company, Inc. regarding the Senior Notes (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 28, 2005)

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 26, 2005 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated October 27, 2005)
21	List of Subsidiaries of The Majestic Star Casino, LLC, filed herewith
31.1	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

* Identifies current management contracts or compensatory plans or arrangements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

(1) The financial statements of Buffington Harbor Riverboats, LLC are included in this 10-K in order to comply with Rule 3-09 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC and Subsidiaries:

We have audited the accompanying consolidated balance sheet of The Majestic Star Casino, LLC and its subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, changes in member’s deficit and cash flows for the year ended December 31, 2005. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2006,
except for the sixteenth paragraph of Note 12
as to which the date is April 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC
and Subsidiaries

In our opinion, the consolidated balance sheet of The Majestic Star Casino, LLC and the related consolidated statements of operations, changes in member’s deficit, and cash flows presents fairly, in all material respects, the financial position of The Majestic Star Casino, LLC and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2004 and 2003 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 17, 2005, except for the fourth paragraph of
Note 2 and the first and fourth paragraphs of Note 7 to the
financial statements, as to which the date is
April 14, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$32,368,249	$16,721,729
Restricted cash	3,190,000	2,540,008
Accounts receivable, less allowance for doubtful accounts of $668,575 and
$631,240 as of December 31, 2005 and December 31, 2004, respectively	4,599,414	2,127,715
Inventories	787,881	689,370
Prepaid expenses and deposits	2,433,601	2,300,345
Receivable from affiliate	169,011	715,216
Other current assets	137,914	-
Total current assets	43,686,070	25,094,383

Property, equipment and improvements, net	278,132,483	165,165,759
Intangible assets, net	128,854,668	8,117,216
Goodwill	47,250,794	5,922,398

Other assets:
Deferred financing costs, net of accumulated amortization
of $2,529,369 and $1,767,700 as of December 31, 2005 and
December 31, 2004, respectively	15,263,897	5,361,723
Deferred financing costs, pushed down from Majestic Holdco, net of
accumulated amortization of $19,519 as of December 31, 205	2,804,227	-
Investment in Buffington Harbor Riverboats, LLC	-	27,432,270
Other assets	1,966,693	9,282,715
Total other assets	20,034,817	42,076,708

Total assets	$517,958,832	$246,376,464

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$3,559,207	$1,938,112
Short-term note payable	984,590	-
Current portion of long-term debt	174,447	-
Accrued liabilities:
Payroll and related	9,266,247	6,602,764
Interest	7,216,379	5,523,719
Property and franchise taxes	8,415,639	5,574,172
Other accrued liabilities	16,456,976	12,279,260
Total current liabilities	46,073,485	31,918,027

Long-term debt, net	547,403,183	316,857,960
Long-term debt pushed down from Majestic Holdco, net of discount of $18,203,665
as of December 31, 2005	45,296,335	-

Total liabilities	638,773,003	348,775,987

Member's deficit	(120,814,171)	(102,399,523)

Total liabilities and member's deficit	$517,958,832	$246,376,464
The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2005	2004	2003
OPERATING REVENUES:
Casino	$280,918,520	$274,768,525	$255,385,819
Rooms	7,726,464	7,673,287	7,932,811
Food and beverage	14,030,267	13,461,856	12,799,586
Other	4,965,862	4,579,061	3,966,417
Gross revenues	307,641,113	300,482,729	280,084,633
Less promotional allowances	45,669,261	39,972,022	35,129,527
Net operating revenues	261,971,852	260,510,707	244,955,106

OPERATING COSTS AND EXPENSES:
Casino	67,910,637	69,792,622	67,383,625
Rooms	1,763,340	1,784,333	2,552,127
Food and beverage	5,865,541	6,124,468	5,262,936
Other	1,040,514	1,656,233	1,179,893
Gaming taxes	61,053,037	59,179,733	55,252,255
Advertising and promotion	15,230,150	16,269,641	14,666,285
General and administrative	42,931,535	43,639,590	39,652,734
Corporate expense	7,717,108	3,399,281	3,456,161
Economic incentive tax - City of Gary	4,709,154	4,494,170	4,103,010
Depreciation and amortization	22,612,185	17,985,674	17,488,800
Amortization - debt pushed down from Majestic Holdco	19,519	-	-
Loss on investment in Buffington Harbor
Riverboats, LLC	2,354,799	2,465,612	2,395,436
Loss (gain) on disposal of assets	52,790	(31,130)	117,097
Total operating costs and expenses	233,260,309	226,760,227	213,510,359

Operating income	28,711,543	33,750,480	31,444,747

OTHER INCOME (EXPENSE):
Interest income	332,335	111,497	104,331
Interest expense	(30,362,182)	(28,641,694)	(31,282,788)
Interest expense - debt pushed down from Majestic Holdco	(167,520)	-	-
Loss on extinguishment of debt	(3,688,480)	-	(31,960,083)
Other non-operating expense	(127,386)	(201,757)	(185,574)
Total other expense	(34,013,233)	(28,731,954)	(63,324,114)

(Loss) income from continuing operations	(5,301,690)	5,018,526	(31,879,367)

Discontinued operation	-	-	(11,972,607)

Net (loss) income	$(5,301,690)	$5,018,526	$(43,851,974)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
For the Years Ended December 31, 2005, 2004 and 2003

Member's Deficit

Balance, December 31, 2002	$(24,174,562)
Net loss	(43,851,974)
Distribution to Barden Development, Inc.	(6,065,213)
Spin-off of Barden Nevada Gaming, LLC to Barden Development Inc.	(27,515,400)
Cash paid in excess of historical cost for land purchased from a related party	(559,806)
Balance, December 31, 2003	$(102,166,955)
Net income	5,018,526
Distribution to Barden Development, Inc.	(5,251,094)
Balance, December 31, 2004	$(102,399,523)
Net loss	(5,301,690)
Contribution of Deficit in BHPA from Affiliate	(6,351,134)
Distributions to Barden Development, Inc.	(6,761,824)
Balance, December 31, 2005	$(120,814,171)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,301,690)	$5,018,526	$(43,851,974)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	19,513,964	15,501,453	12,950,562
Amortization	3,098,221	2,484,221	4,538,238
Amortization - debt pushed down from Majestic Holdco	19,519	-	-
Amortization of bond discount on 12 1/2% senior discount notes
pushed down from Majestic Holdco	167,520	-	-
Loss on investment in Buffington Harbor Riverboats, LLC	2,354,799	2,465,612	2,395,436
Loss (gain) on disposal of assets	52,790	(31,130)	117,097
Loss on extinguishment of debt	3,688,480	-	31,960,083
Loss on disposal of discontinued operation	-	-	11,972,607
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	168,303	84,831	(330,599)
Related party payables	546,206	(372,328)	(707,110)
Inventories	140,460	18,315	(44,228)
Prepaid expenses and deposits	398,371	(173,764)	(7,297)
Other assets	197,113	209,058	455,542
Accounts payable	698,685	(5,262,507)	3,444,422
Accrued payroll and other expenses	697,511	115,657	845,510
Accrued interest	1,535,766	(499,984)	4,549,918
Other accrued liabilities	(136,665)	2,602,094	3,688,690
Net cash provided by operating activities	27,839,353	22,160,054	31,976,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	390,008	(1,140,008)	(1,150,000)
Acquisition of Trump Indiana, Inc., net of cash acquired	(231,994,427)	-	-
Payment of gaming license transfer fee to State of Indiana	(2,000,000)	-	-
Payoff of City of Gary development agreement	(3,506,797)	-	-
Acquisition of property and equipment	(11,783,499)	(36,011,778)	(18,462,990)
Distributions of cash to Barden Development, Inc. from
spin-off of Barden Nevada Gaming	-	-	(4,395,606)
Appreciated value of land purchase from related party	-	-	(559,806)
Decrease in prepaid leases and deposits	-	12,683	102,417
Investment in Buffington Harbor Riverboats, LLC	(174,342)	(164,289)	(295,719)
Proceeds from disposal of equipment	135,709	339,797	77,154
Other	209,926	-	-
Net cash used in investing activities	(248,723,422)	(36,963,595)	(24,684,550)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	December 31,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of premium on early extinguishment of debt	(1,053,905)	-	(19,262,330)
Issuance cost for the 9 1/2% senior secured notes	(1,805,572)	(229,507)	(4,420,000)
Issuance costs for the 9 3/4% senior notes	(9,026,094)	-	-
Issuance cost for the $80.0 million secured credit facility	(110,000)	(58,652)	(1,583,162)
Issuance cost for 12 1/2% senior discounted notes
pushed down from Majestic Holdco	(2,823,746)	-	-
Cash paid for redemption of 11.653% notes	(16,290,000)	-	(135,477,000)
Cash paid for redemption of 10 7/8% notes	-	-	(130,000,000)
Proceeds from issuance of 9 1/2% senior secured notes	40,000,000	-	260,000,000
Proceeds from issuance of 9 3/4% senior notes	200,000,000	-	-
Proceeds from issuance of 12 1/2% senior discount notes
pushed down from Majestic Holdco	45,128,815	-	-
Proceeds from line of credit	43,877,024	45,251,293	28,000,000
Repayment of line of credit	(37,629,678)	(30,244,786)	(2,041,507)
Note repayment from related parties	-	-	1,067,000
Repayment of debt	(16,974,431)	-	-
Distributions to Barden Development, Inc.	(6,761,824)	(5,251,094)	(6,065,213)
Net cash provided by (used in) financing activities	236,530,589	9,467,254	(9,782,212)

Net increase (decrease) in cash and cash equivalents	15,646,520	(5,336,287)	(2,489,865)

Cash and cash equivalents, beginning of period	16,721,729	22,058,016	24,547,881

Cash and cash equivalents, end of period	$32,368,249	$16,721,729	$22,058,016

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information and non-cash investing activities:

INTEREST PAID:
State of Colorado sales and use tax assessment	$-	$26,338	$-
Line of credit	1,350,648	1,968,159	$92,238
Notes - fixed interest at 10 7/8%	-	-	11,288,794
Notes - fixed interest at 11.653%	1,898,274	1,899,081	15,317,338
Senior Secured Notes - fixed interest at 9 1/2%	24,700,000	25,248,889	-
Other	46	-	-
Total	$27,948,968	$29,142,467	$26,698,370

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$535,363	$1,296,170	$-
Purchase of land by issuing note payable	984,590
Purchase of equipment through capital leases	70,397	-	-
Deferred financing and transaction cost related to the Trump acquisition
included in accrued liabilities	440,762	-	-
Spin-off of equity interests in Barden Nevada net of cash, to Barden
Development, Inc.	-	-	23,938,044
Credit received from Naming Rights Agreement and applied to acquisition
of 170 acres of property from an affiliate	-	1,500,000	-
Total	$2,031,111	$2,796,170	$23,938,044

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

The Majestic Star Casino, LLC (the “Company”) is a wholly owned subsidiary of Majestic Holdco, LLC (“Majestic Holdco”) which is a wholly owned subsidiary of Barden Development, Inc. (“BDI”). The Company was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

The Company is a multi-jurisdictional gaming company with operations in three states - Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”, together the “Majestic Properties”). As of December 21, 2005, the Company also owns 100% of Buffington Harbor Riverboats, L.L.C, (“BHR”) that had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 3 - Trump Indiana Acquisition. Also, as part of the Trump Indiana Acquisition, the Company acquired 50% of Buffington Harbor Parking Association (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company.

The Company also owns other subsidiaries that operated the following “Fitzgeralds-brand” casino properties during the periods presented in the accompanying consolidated financial statements:

•	A casino-hotel located in Tunica County, Mississippi (“Fitzgeralds Tunica”).

•
A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”). On July 12, 2004, the Company entered into an agreement to sell substantially all of the net assets of Fitzgeralds Black Hawk, which sale was subsequently terminated as of April 14, 2005. The financial information for Fitzgeralds Black Hawk has been presented as continuing operations for all periods presented in the accompanying statements of operations. See Note 2 - Basis of Presentation and Note 7 - Discontinued Operations.

•
A casino-hotel located in Las Vegas, Nevada (“Fitzgeralds Las Vegas”). Fitzgeralds Las Vegas was spun off to the Company’s member on December 31, 2003. As a result of the spin-off, operating results of Fitzgeralds Las Vegas have been presented as discontinued operations for the year ended December 31, 2003 in the accompanying statements of operations. See Note 2 - Basis of Presentation and Note 7 - Discontinued Operations.

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) was originally formed for the purpose of facilitating the offering of the Company’s $130.0 million 10 7/8% senior secured notes due 2006 (the “10 7/8% notes”). The 10 7/8% notes were fully purchased and redeemed on October 7, 2003. MSCC is a co-obligor with the Company for the $300.0 million senior secured notes due 2010. MSCC has no assets or operations. See Note 12 - Long Term Debt.

•
Majestic Investor Capital Corp. (a wholly owned subsidiary of Majestic Investor Holdings (“Investor Holding”) was formed specifically to facilitate the offering of Investor Holdings’ $152.6 million 11.653% senior secured notes due 2007 (the “11.653% notes”). Approximately 89.3%, or $135.5 million, of the 11.653% notes were purchased and redeemed on October 7, 2003 and the remainder was defeased in December 2005. This subsidiary has no assets or operations. See Note 12 - Long Term Debt.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) was formed in 2005 for the purpose of facilitating the offering of the Company’s $200.0 million 9¾% Senior Notes (the “Senior Notes”). MSCC II is a co-obligor with the Company for the Senior Notes. MSCC II has no assets or operations. See Note 12 - Long Term Debt.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly owned direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. Prior to December 21, 2005, investments in affiliates in which the Company had the ability to exercise significant influence, but not control, were accounted for by the equity method. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or “GAAP”, and with the instructions to Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, and estimated liabilities for our self-insured medical and worker’s compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheet as of December 31, 2005 includes the $45.3 million of Discount Notes, net of discount of $18.2 million, issued by Majestic Holdco in connection with the Trump Indiana Acquisition (see Note 3). The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.8 million of Discount Notes issuance costs, net of amortization, on its consolidated balance sheet and amortization of issuance costs of $20,000 and interest expense of $0.2 million on its consolidated statement of operations. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company's indebtedness including Majestic Holdco. The Discount Notes have been "pushed-down" to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

SPIN-OFF - The spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. The consolidated statements of operations recognize Fitzgeralds Las Vegas as a discontinued operation for the year ended December 31, 2003. The consolidated statements of cash flows for the year ended December 31, 2003 reflect the distribution of cash from Fitzgeralds Las Vegas to BDI. The remaining spin-off of our equity interests in Fitzgeralds Las Vegas involved no cash. See Note 7 - Discontinued Operations.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TERMINATED SALE OF FITZGERALDS BLACK HAWK - On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk. On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado. Because the Purchase Agreement was mutually terminated in April 2005, the financial information of Fitzgeralds Black Hawk has been reclassified to be presented as continuing operations. (See Note 7 - Discontinued Operations.)

PURCHASE OF TRUMP INDIANA, INC. - On December 21, 2005, the Company completed the stock purchase of Trump Indiana, which included Trump Indiana’s 50% interests in BHR and BHPA. (See Note 3 - Trump Indiana Acquisition.)

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

RESTRICTED CASH - At December 31, 2005, restricted cash consists of $3.2 million which is held as certificates of deposits which serve as security for letters of credit supporting various self-insured worker’s compensation programs. At December 31, 2004, restricted cash consists of (i) certificates of deposits aggregating $2.1 million which serve as security for letters of credit supporting various self-insured worker’s compensation programs, and (ii) cash of $0.4 million which serves as security for a bond relating to the appeal of an award rendered against the Company in the U.S. District Court for the Northern District of Mississippi (See Note 15 - Commitments and Contingencies).

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends unsecured credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2005, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

RECEIVABLE FROM AFFILIATE: Amounts reflected in receivable from affiliate represent non-interest bearing advances made by the Company to Fitzgeralds Las Vegas.

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

Estimated useful life
Vessels, buildings & improvements	25-39 years
Site improvements	9-15 years
Barge and improvements	13-15 years
Leasehold improvements	5 years
Furniture, fixtures and equipment	4-10 years

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED FINANCING COSTS - Deferred financing costs represent underwriter’s and agent’s fees and commissions, closing costs and professional fees incurred in connection with the issuance of the debt offerings. Deferred financing costs are amortized over the terms of the related notes and lines of credit using the straight-line method, which approximates the effective interest method.

GOODWILL - Goodwill represents the excess purchase price over the net assets acquired of Fitzgeralds' which was acquired in December 2001 (the “Fitzgeralds Acquisition”), and the excess purchase price over the net assets acquired of the Trump Indiana assets, which were acquired in December 2005. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. The result of the test indicates that goodwill was not impaired for the years ended December 31, 2005 and 2004.

INTANGIBLE ASSETS - Intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and the Trump Indiana Acquisition and are amortized over their estimated useful lives, generally eight to fifteen years. See Note 9 - Other Intangible Assets.

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. - Prior to December 21, 2005, the Company accounted for its 50% interest in BHR under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company’s share of BHR’s net income or loss. As a result of the Trump Indiana Acquisition, which was completed on December 21, 2005, the Company owns 100% of BHR. The December 31, 2005 consolidated balance sheet includes 100% of these assets and our equity investment account was eliminated. The consolidated statement of operations reflects 50% of BHR’s operating results for the years ended December 31, 2004 and 2003, and the period from January 1, 2005 to December 20, 2005, and 100% of BHR’s operating results for the period from December 21, 2005 to December 31, 2005.

REVENUE RECOGNITION - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other revenue are recognized at the time the related service is performed.

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $30.3 million, $24.3 million and $21.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

	For The Years Ended December 31,
	2005	2004	2003
Rooms	$2,377,544	$2,363,635	$1,464,915
Food and Beverage	8,839,650	8,627,429	8,679,521
Other	466,750	470,482	314,346
Total	$11,683,944	$11,461,546	$10,458,782

The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31, 2005, 2004 and 2003 is $15.4 million, $15.7 million and $13.7 million, respectively.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances.

	For The Years Ended December 31,
	2005	2004	2003
Cash based promotional activities	$24,479,693	$19,251,508	$18,018,123
Slot club and other	5,791,872	5,038,313	3,361,473
Retail cost of rooms, food, beverage and other	15,397,696	15,682,201	13,749,931
Total	$45,669,261	$39,972,022	$35,129,527

FEDERAL AND STATE INCOME TAXES - The Company is organized as a limited liability corporation and is an entity disregarded for U.S. federal and state income tax purposes. For the years ended December 31, 2005, 2004 and 2003, income of the Company was taxed directly to its member, and, accordingly, no provision for federal and state income taxes is reflected in the financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred. Consolidated advertising costs included in advertising and promotion expenses, were $4.3 million, $5.7 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Concurrent with the spin-off of Fitzgeralds Las Vegas, the Company wrote down the value of Fitzgeralds Las Vegas’s long lived assets to fair market value, resulting in a $10.0 million charge in 2003. Accounting standards generally accepted in the United States of America require annual impairment review of all intangible assets with indefinite lives. See Note 8 - Property and Equipment and Note 9 - Other Intangible Assets.

CASINO CLUB LIABILITY - The Company has accrued for the liability of points earned but not redeemed by its casino club members, less the points of inactive players and points that have expired. The liability is calculated based on an average historical redemption rate on a property by property basis. The increase in the liability is recorded as a reduction of gross revenue in accordance with GAAP for customer loyalty programs.

PROGRESSIVE LIABILITY - The Company maintains a number of “progressive” slot machines and table games. As wagers are made by customers on the respective progressive games, there is a corresponding increase in the amount available to win (to be paid out when the appropriate jackpots are hit). The Company has recorded its liability for the progressive jackpots as a component of other accrued liabilities.

SELF-INSURANCE LIABILITY - The Company maintains accruals for self-insured health and worker’s compensation costs, which are classified in payroll and related accrued liabilities in the accompanying consolidated balance sheets. Management determines the estimate of these accruals by periodically evaluating the historical experience and projects trends related to these accruals, including an accrual for incurred but not reported claims. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to the short term nature of these assets and liabilities. The fair value of the Company’s long-term debt is determined based on quoted market prices for the same or similar issues. See Note 13 - Fair Value of Financial Instruments.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. TRUMP INDIANA ACQUISITION

The Company acquired Trump Indiana (subsequently renamed Majestic Star II) pursuant to a Stock Purchase Agreement (“SPA”) dated November 3, 2005 with Trump Entertainment Resorts Holdings, L.P. (“TERH”). Trump Indiana owned and operated a riverboat casino and land-based hotel adjacent to Majestic Star. As a result of the stock purchase, we acquired Trump Indiana’s 50% interest in our joint venture, BHR, which owns and operates the land-based pavilion and docking facility. The Company also acquired Trump Indiana’s 50% interest in BHPA, a joint venture with an affiliate of ours (which contributed its interest in BHPA at closing of the Trump Indiana acquisition) which owns and operates the parking garage. Below we provide a brief summary of the SPA.

Pursuant to the SPA, we acquired all of the stock of Trump Indiana for a purchase price of $253.0 million which was reduced for (i) 100% of the debt of Trump Indiana assumed by the Company and 50% of the amount of long term debt and capitalized lease obligations and other non-current liabilities of BHR and BHPA as of the closing date, (ii) the $2.0 million riverboat owner’s license transfer fee required under Indiana law, (iii) certain severance obligations to employees to the extent not satisfied by Trump Indiana prior to the closing, (iv) a portion of the commitment fee payable to the initial purchaser of the debt for the committed financing, and (v) the development obligation owed to the City of Gary by Trump Indiana pursuant to its development agreement with the City of Gary (net of the collateral securing such obligation). The purchase price was subject to a working capital adjustment and to further adjustment to the extent that the cash on hand, including cash in the casino cage and on the casino floor, was less than $10.0 million. We received a $5.0 million credit against the purchase price for a deposit which we gave to TERH at the time of executing the SPA. The acquisition was funded principally through borrowings on new Company indebtedness and indebtedness incurred by the Company’s parent, Majestic Holdco (See Note 12.).

The SPA contained customary seller representations and warranties of TERH, customary buyer representations and warranties and customary covenants and agreements between the parties. TERH remains responsible for pre-closing liabilities related to property taxes, sales and use taxes, gaming and admission taxes, certain litigation, fines and penalties, and workers compensation and patron liability claims above the amounts accrued on Trump Indiana’s December 20, 2005 balance sheet.

The SPA provides for mutual indemnification for losses relating to breaches of representations and warranties, and for tax matters. Generally, TERH does not have an obligation to indemnify us until our losses exceed $1.0 million and then only in an amount not to exceed $30.0 million in respect of losses relating to breaches of representations and warranties other than those relating to tax matters. At closing, $45.0 million was placed into an escrow account to secure TERH’s indemnity obligation to us for tax liabilities only. We do not have security for TERH’s other indemnification obligations.

The Company’s consolidated statement of operations includes results for the last 11 days in 2005 for Majestic Star II, BHR and BHPA. Prior to the purchase, the operations for BHR were accounted for under the equity method of accounting as an investment in a joint venture since the Company owned a 50% interest in BHR with Trump Indiana owning the other 50%. Also, prior to December 21, 2005, the Company was a lessee of the parking garage owned and operated by BHPA. With the acquisition of Trump Indiana and contribution of our affiliate’s equity interest in BHPA, we recognized all of the operating expenses of BHPA during the last 11 days of 2005.

The acquisition of Trump Indiana is being accounted for under the purchase method of accounting. In order to assist the Company in assigning values to the assets acquired and liabilities assumed, the Company engaged a third party to assist with the valuation of the significant identifiable intangible assets acquired, as well as the other tangible assets acquired and certain liabilities assumed. The third party valuation report is still in draft form. In addition, the Company is working with TERH on finalizing the working capital adjustment to the purchase price. Since the purchase price allocation is still in process, the valuation of intangible and tangible assets, and liabilities assumed is subject to refinement. Changes to the allocation of the purchase price will also affect goodwill. The Company has up to one year from the acquisition date to finalize the valuation of intangible and tangible assets, and assumed liabilities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the preliminary allocation of purchase price (in thousands).

	Trump
	Indiana	BHR	BHPA	Total
Current assets (including cash of $10,845 at Trump Indiana,	$15,460	$1,197	$651	$17,308
$208 at BHR and $2 at BHPA)
Property and equipment	45,158	26,719	10,955	82,832
Goodwill	41,328	-	-	41,328
Other intangibles	122,400	-	-	122,400
Other assets	1,168	32	412	1,612
Current liabilities	(12,037)	(1,616)	(2,321)	(15,974)
Long term liabilities	(157)	(140)	(6,160)	(6,457)
Total	$213,320	$26,192	$3,537	$243,049

The amount allocated to intangible assets includes the estimated value of the gaming license at $105.7 million with an indefinite life and the estimated value of the Majestic Star II customer list of $16.7 million with an estimated useful life of eight years. The Company has also assigned a value of $3.2 million for Majestic Star II’s assembled workforce which is recorded in goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment.

Unaudited pro forma consolidated results of operations, as if the acquisition of Majestic Star II had occurred on January 1, 2004, is presented below (in thousands).

	For the Years ended December 31,
	2005	2004
	(in thousands)
Pro Forma
Net revenues	$394,144	$398,742
Net income	$(2,644)	$(9)

The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of these periods, or future results.

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial position, results of operations or cash flows.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., if the future cash flows of the entity are expected to change significantly as a result of the exchange). SFAS 153 became effective on June 15, 2005. The Company adopted SFAS 153 without any material impact on the Company’s financial position, results of operations or cash flows.

•
Financial Accounting Standards No 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 5. CERTIFICATE OF SUITABILITY AND LICENSES

On December 9, 1994, the Indiana Gaming Commission (the “Commission”) awarded the Company one of two certificates (the “Certificate”) for a riverboat owner’s license for a riverboat casino to be docked in the City of Gary. Having complied with certain statutory and regulatory requirements and other conditions of the Commission, the Company received a five-year riverboat owner’s license on June 3, 1996. While the Commission reserves the right to investigate riverboat licensees at any time it deems necessary, after expiration of the initial license, each riverboat licensee must be licensed annually with a complete reinvestigation every three years. In both June 2001 and June 2004, Majestic Star underwent its requisite three year reinvestigations with satisfactory results. Majestic Star’s current license expires in June 2006. Trump Indiana also had a license to own and manage a riverboat gambling operation issued by the Commission. The Commission approved the Company’s application to hold a controlling interest in Trump Indiana’s license on November 17, 2005. That license will also expire in June 2006. There can be no assurance that any subsequent application for a license will be approved.

The subsidiary that owns Fitzgeralds Mississippi, and its parent company, Majestic Investor Holdings, LLC, must maintain gaming licenses from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. The current gaming license expires in December of 2007. There can be no assurance that any subsequent application for a license will be approved.

On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to the Company’s subsidiary that is the owner and operator of Fitzgeralds Black Hawk. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission for a one-year period in September 2005.

NOTE 6. CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”) which required Majestic Star, among other things, (1) to invest in various on-site improvements over the succeeding five years and (2) pay the City an economic incentive equal to 3% of Majestic Star’s adjusted gross receipts (as defined by the Riverboat Gaming Act). Majestic Star fulfilled all investment commitments with respect to the Majestic Development Agreement and has made all required economic incentive payments.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trump Indiana also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). The Trump Development Agreement required Trump Indiana, among other things, (1) to invest in its riverboat and certain related projects in the City, (2) establish and fund a private foundation (“Trump Foundation”) for charitable purposes primarily within the City and Lake County, Indiana, and (3) pay the City an economic incentive equal to 4% of Trump Indiana’s adjusted gross receipts (as defined by the Riverboat Gaming Act).

At closing of the Company’s acquisition of Trump Indiana, Trump Indiana had $3.5 million accrued for its remaining investment obligation under the Trump Development Agreement. This was collateralized by a surety bond, with accrued interest, of $2.2 million. In conjunction with the Company’s closing of the Trump Indiana Acquisition, the Company, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”), which, among other things, terminated the Trump Development Agreement effective upon the satisfaction of all outstanding amounts due to the City under the Trump Development Agreement. On the closing date of the Trump Indiana Acquisition, Majestic Star paid to the City Trump Indiana’s remaining $3.5 million investment obligation.

The Amended Majestic Development Agreement also requires the Company to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts (as defined by the Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the Company has made in excess of $50.0 million of investments towards this commitment) and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million. We are obligated to complete such minimum investment within 5 years after the date the City has completed the City’s obligations under the Amended Majestic Development Agreement. However, if, within three years of the date of the Amended Majestic Development Agreement, the City has not satisfied its obligations with respect to environmental remediation, the completion of the access road and freeway interchange, and certain subdivision obligations, our minimum investment commitment terminates.

NOTE 7. DISCONTINUED OPERATIONS

FITZGERALDS BLACK HAWK

On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado.

In connection with the mutual termination of the Purchase Agreement, the earnest money deposit originally placed into escrow by Legends at the time of execution of the Purchase Agreement was returned to Legends. In addition, the Company paid Legends approximately $2.7 million, consisting of $0.7 million in reimbursement of certain costs which were incurred in re-routing a storm sewer pipe below grade and certain related transaction costs which the parties had agreed to share equally together with $2.0 million as a termination fee. The Company took a charge in the second quarter of 2005 for the payment of the termination fee and its portion of the shared transaction costs and certain other transaction expenses. The charge was $2.3 million. The reimbursement of $0.7 million of costs incurred in re-routing the storm sewer pipe below grade was capitalized into property and equipment.

Additionally, the Company recorded a charge of approximately $1.5 million in the second quarter of 2005 for the depreciation and amortization expense that was not recorded while Barden Colorado was held for sale during the period July 12, 2004 to April 14, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Because the purchase agreement was mutually terminated, the financial information for Fitzgeralds Black Hawk is not reflected as discontinued operations in the accompanying financial statements for any of the periods presented.

FITZGERALDS LAS VEGAS

As discussed in Note 2, Fitzgeralds Las Vegas was spun off to the Company’s member, BDI, effective December 31, 2003. The net revenues of Fitzgeralds Las Vegas were approximately $47.6 million for the year ended December 31, 2003. The net loss recorded in discontinued operations for Fitzgeralds Las Vegas was approximately $2.0 million for the year ended December 31, 2003. In connection with the spin-off, Investor Holdings, the direct owner of Fitzgeralds Las Vegas, recorded an impairment loss on discontinued operations of $10.0 million. The loss represents the difference between the estimated fair market value and the book carrying value of Fitzgeralds Las Vegas at the date of the spin-off.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consist of the following:

	2005	2004

Land	$23,771,120	$4,467,597
Land held for future development	22,055,537	22,112,093
Vessel, buildings & improvements	170,844,215	97,946,299
Site improvements	39,996,461	18,571,317
Barge and improvements	20,121,678	16,106,969
Leasehold improvements	1,216,700	410,828
Furniture, fixtures and equipment	104,178,185	67,160,217
Construction in progress	2,776,549	2,272,929
	384,960,445	229,048,249

Less accumulated depreciation and amortization	(106,827,962)	(63,882,490)

Property and equipment, net	$278,132,483	$165,165,759

Substantially all property and equipment are pledged as collateral. See Note 12 - Long Term Debt.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2005 and 2004 are as follows:

As of December 31, 2005	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2005	Life
Intangible assets:	(in thousands)
Customer relationship	$24,540	$(4,050)	$20,490	8 yrs
Trade name	3,450	(1,403)	2,047	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(82)	618	15 yrs
Total intangible assets	$134,390	$(5,535)	$128,855

As of December 31, 2004	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2004	Life
Amortized intangible assets:	(in thousands)
Customer relationship	$7,840	$(2,839)	$5,001	8 yrs
Trade name	3,450	(999)	2,451	10 yrs
Riverboat excursion license	700	(35)	665	15 yrs
Total intangible assets	$11,990	$(3,873)	$8,117

In December 2005, the Company recorded intangible assets related to the Trump Indiana Acquisition of $105.7 million relating to the value of the gaming license and $16.7 million for the value assigned to the customer database. The Company utilized an independent third-party valuation to assist with the allocation of the purchase price.

In accordance with SFAS 144, Fitzgeralds Black Hawk discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement discussed previously in Note 7. Consequently, there had been no amortization of expense recorded on its intangible assets for the period July 12, 2004 to April 14, 2005. As a result of the termination of the sale, the Company recorded a charge of approximately $0.2 million in the second quarter of 2005 for amortization expense that was not recorded while Fitzgeralds Black Hawk was held for sale during the period from July 12, 2004 to April 14, 2005.

The amortization expense recorded on the intangible assets, (excluding those intangible assets of Fitzgeralds Black Hawk for the period from July 12, 2004 to December 31, 2004), for the years ended December 31, 2005, 2004 and 2003 was $1.7 million, $1.1 million and $1.3 million, respectively. The estimated amortization expense for all amortized intangible assets for each of the five succeeding fiscal years is as follows:

For the Years Ended December 31,
2006	$3,459,167
2007	3,459,167
2008	3,459,167
2009	3,392,043
2010	2,479,167
Thereafter	6,905,957
$23,154,668

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

On October 31, 1995, the Company and Trump Indiana entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary (“BHR Property”). The Company and Trump Indiana each had a 50% non-controlling interest in BHR. Prior to December 21, 2005, the Company accounted for its interest in the joint venture under the equity method of accounting. Activity relating to the Company’s investments in BHR is as follows:

Member’s Investment in BHR
Investment balance - December 31, 2003	$29,733,593
Contributions	164,289
Equity loss of joint venture	(2,465,612)
Investment balance - December 31, 2004	$27,432,270

BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump Indiana had each entered into an agreement with BHR (the “Berthing Agreement”) to use the BHR Property for their respective gaming operations and have committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR were billed to Trump Indiana and the Company at cost. Accordingly, BHR recorded as expenses the cost of providing such services and recorded as other revenues the amounts billed to Trump Indiana and the Company.

The Company had paid to BHR approximately $4.9 million, $6.2 million, and $5.7 million of berthing fees for the period from January 1, 2005 through December 20, 2005, and for the years ended 2004 and 2003, respectively. Such amounts were recorded in general and administrative expense in the consolidated statements of operations. On December 21, 2005, BHR became a wholly owned subsidiary and the Berthing Agreements between BHR and the Company and BHR and Trump Indiana were terminated.

Majestic Star used the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. Late in 2003, two new restaurants opened at BHR. Passports-A World Class Buffet (“Passports”) replaced the existing buffet and Koko Taylor’s Blues Cafe (“Koko Taylor’s”) replaced the South Shore Grill. In addition, both Passports and Koko Taylor’s are run by a third party operator. The prior restaurants were operated by BHR. The Company sends guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charge the Company for the meals served and the services provided. The Company paid approximately $3.1 million, $2.2 million, and $1.0 million to these restaurants, and other food and beverage operators at BHR, for the period from January 1, 2005 through December 20, 2005 and for the years 2004 and 2003, respectively. In addition, the Company has reimbursed BHR for valet services in the amount of $0.1 million, $0.1 million, and $0.2 million, for the period from January 1, 2005 through December 20, 2005 for the years 2004 and 2003, respectively. Food, beverage and valet costs are recorded in casino expense in the Company’s consolidated statements of operations. After the Company and Trump Indiana reimburse BHR for all cash operational losses, the remaining net loss of BHR results from depreciation expense associated with the BHR property and was recorded as equity in loss of joint venture in the Company’s consolidated statements of operations. Such loss was approximately $2.4 million, $2.5 million, and $2.4 million for the period from January 1, 2005 through December 20, 2005 and for the years 2004 and 2003, respectively.

The following represents selected financial information for BHR as of December 31, 2004 and for the period from January 1, 2005 through December 20, 2005 and the years ended December 31, 2004 and 2003, when the Company accounted for its 50% interest in BHR under the equity method:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004
BALANCE SHEET
Cash	$311,052
Current assets excluding cash	2,233,904
Property, plant and equipment, net	57,199,307
Other assets	82,359
Total assets	$59,826,622

Current liabilities	4,657,377
Capital lease obligations, net of current portion	304,704
Total liabilities	4,962,081
Total members’ equity	54,864,541
Total liabilities and members’ equity	$59,826,622
The Majestic Star Casino, LLC - member’s equity	$27,432,270

STATEMENTS OF OPERATIONS	For the Period
	January 1 2005 to	For The Years Ended
	December 20,	December 31,
	2005	2004	2003

Net revenues	$11,513,723	$11,145,457	$18,434,627

Operating loss	$(4,307,633)	$(4,899,426)	$(4,785,459)

Net loss	$(4,737,505)	$(4,931,225)	$(4,790,868)

BHR Sales and Use Tax Assessments

1998-2001 Tax Years. The Company directly and indirectly owns 100% of the outstanding membership interests of BHR. During the years at issue, the two 50% members of BHR were Majestic Star and Trump Indiana. In October 2002, the Department assessed BHR for unpaid use tax for 1998 and unpaid sales and use taxes for 1999 through 2001 in the total amount of $0.4 million, excluding interest. The assessments related to purchases of capital assets and supplies, vehicle leases and rental of other items of personal property, for which no sales tax was paid and no use tax was self-assessed. In addition, included in the assessment for the years 1999 through 2001, the Department assessed tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members, Majestic Star and Trump Indiana. Sales tax was assessed on BHR’s cost of the food, as measured by the members’ periodic reimbursements to BHR. BHR paid the use tax portion of the assessment and filed a protest of the proposed assessments of sales tax in December 2002. BHR is disputing the assessment of sales tax on food provided at no charge, to the employees and patrons of Majestic Star and Trump Indiana, pursuant to the decision in Hyatt Corp v. Indiana Department of State Revenue (“Hyatt”). In Hyatt, the Department assessed Hyatt for complimentary continental breakfasts and amenity meals provided to its customers, plus the free meals provided to Hyatt’s full time employees. Under Indiana Code, sales of food intended for human consumption are exempt from sales tax. Food includes many food products (cereal, milk, eggs, meat, fish, vegetables, fruit, spices, etc.) that are prepared for human consumption. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. BHR is arguing that since its inception, it has acted as the agent of Majestic Star and Trump Indiana with authority to purchase, prepare and provide food to their employees and patrons. This arrangement was memorialized in a written Limited Agency Agreement dated effective January 1, 2001. BHR’s position has been that all acts performed by it in its agency capacity (including the purchase, preparation and delivery of food) and should be treated as though the acts had been performed by BHR’s joint venture partners, Majestic Star and Trump Indiana.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Department conducted a hearing on the protest in August 2005 and in October 2005, issued a ruling waiving penalties but upholding the proposed $0.4 million assessment. BHR filed a petition with the Indiana Tax Court in March 2006, protesting the Department’s ruling with regard to the 1999-2001 tax years.

2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in sales and use taxes for the 2002 tax year, inclusive of interest and penalties, for many of the same sales and use tax items as were assessed for the earlier years. However, for 2002, unlike prior years, the Department assessed sales tax on complimentary food provided to the patrons of Majestic Star and Trump Indiana based on the retail value of the items provided rather than on the cost of those items to BHR. BHR has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding of $0.2 million relates to the same issues as are faced by Majestic Star in its sales and use tax audits and as further described in Note 15. BHR has protested the remainder of the assessments for 2002. In March 2006, the Department provided BHR with preliminary audit reports indicating its intention to assess BHR $0.3 million sales and use tax exclusive of interest and penalties for tax years 2003 and 2004. No notice of proposed assessment has yet been received by BHR for those years. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TEHR is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liability.

NOTE 11. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2005 and 2004 were comprised of:

	As of December 31,
	2005	2004
Gaming taxes	$2,115,988	$1,295,980
Other taxes	212,355	250,138
Chip & token liability	616,674	784,456
Accrued trade payables	5,342,688	2,808,426
Professional fees	1,203,026	524,045
Accrued rent	-	1,078,805
Other	6,966,245	5,537,410
Total other accrued liabilities	$16,456,976	$12,279,260

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. LONG-TERM DEBT

	December 31, 2005	December 31, 2004
Long-term debt outstanding at December 31, 2005 and December 31, 2004 is as follows:
$300,000,000 of 9 ½% senior secured notes	$300,000,000	$260,000,000
$200,000,000 of 9 ¾% senior notes	200,000,000	—
$80,000,000 senior secured credit facility	47,212,346	40,965,000
$16,290,000 of 11.653% unsecured notes, net of discount	—	15,892,960
Capitalized leases and other debt	365,284	—
Total long-term debt	547,577,630	316,857,960
Less current maturities	174,447	—
Total long-term debt, net of current maturities	$547,403,183	$316,857,960

The scheduled maturities of long-term debt are as follows:

For the Years Ended December 31,
(In Thousands)
2006	$174
2007	140
2008	48
2009	3
2010	347,212
Thereafter	200,000
$547,577

DEBT OFFERINGS AND RELATED TRANSACTIONS

The debt offerings described below were used primarily to fund the purchase price and related fees and expenses incurred to acquire all of the stock of Trump Indiana pursuant to the SPA. In addition, a portion of the net proceeds from the debt offerings described below were used to refinance the then existing debt at BHPA of $16.8 million, plus accrued interest, and at BHR of $0.4 million, plus accrued interest, and to defease $16.3 million of debt at Majestic Investor Holdings (the “Investor Notes”).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 21, 2005, the Company issued $40.0 million of 9 ½% Senior Secured Notes due 2010 (the “Additional Senior Secured Notes”) and $200.0 million of 9 ¾% Senior Notes due 2011 (the “Senior Notes”). The Additional Senior Secured Notes have terms, guarantees and conditions that are substantially similar to the Company’s 9 ½% senior secured notes (together with the Additional Senior Secured Notes, the “Senior Secured Notes”). The Senior Notes are unsecured obligations of the Company, ranking equally with all existing and future senior unsecured obligations and senior to all of the Company’s existing and future subordinated indebtedness. However, as neither the Senior Notes nor the related guarantees are secured, they are effectively subordinated to all of the Company’s senior secured indebtedness, including the $300.0 million aggregate principal amount of the Senior Secured Notes and the Company’s $80.0 million senior secured credit facility (the “Senior Secured Credit Facility”), to the extent of the value of the assets securing such indebtedness.

In addition, the newly created entity and parent to the Company, Majestic Holdco, issued $63.5 million aggregate principal at maturity of 12 ½% Senior Discount Notes due 2011. The net proceeds from the Discount Notes were pushed down to the Company to assist in funding the transactions discussed above. The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the capital stock of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. The indentures governing the Senior Notes and Senior Secured Notes restrict distributions from the Company to Majestic Holdco unless certain financial tests have been met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company's indebtedness including Majestic Holdco. The Discount Notes have been "pushed-down" to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

As mentioned previously, the Company refinanced the debt of BHPA as part of these debt offerings. The BHPA debt was incurred to construct the parking garage owned by BHPA. As a result of refinancing the BHPA debt, the Company wrote off unamortized financing costs and original issue discount related to the debt. The write off of these items resulted in a loss on early extinguishment of debt of $2.1 million.

SENIOR SECURED NOTES

The Senior Secured Notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year and have a maturity date of October 15, 2010. The Senior Secured Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp.).The Senior Secured Notes are secured by a pledge of substantially all of the Company’s and its subsidiaries current and future assets, other than certain excluded assets. The Senior Secured Notes are also collateralized by our equity interests held by Majestic Holdco and our equity interests in the subsidiary guarantors.

The indenture governing the Senior Secured Notes (the “Senior Secured Notes Indenture”) contains covenants which, among other things, restrict the Company’s ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties; (iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries’ assets. In addition, upon a Change of Control as defined in the indenture governing the Senior Secured Notes, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

On or after October 15, 2007, the Senior Secured Notes may be redeemed at the redemption prices that start at 104.875% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption. In addition, prior to October 15, 2006, up to 35% of the original aggregate principal amount of the Senior Secured Notes may be redeemed at a redemption price of 109.500%, plus accrued and unpaid interest to the date of redemption with the net proceeds of certain equity offerings.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SENIOR NOTES

The Senior Notes bear interest at a fixed annual rate of 9.75% payable on April 15 and October 15 of each year and have a maturity date of January 15, 2011. The Senior Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp and Majestic Star Casino Capital Corp II).The Senior Notes are senior unsecured obligations of the Company, ranking equally with all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness. The Senior Notes are effectively subordinated to the Senior Secured Notes and the Company’s Senior Secured Credit Facility.

The indenture governing the Senior Notes (the “Senior Notes Indenture”) contains covenants which, among other things, restrict the Company’s ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties; (iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries’ assets. In addition, upon a Change of Control as defined in the Senior Notes Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

On or after October 15, 2008, the Senior Secured Notes may be redeemed at the redemption prices that start at 104.875% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption. Prior to October 15, 2008, up to 35% of the original aggregate principal amount of the Senior Notes may be redeemed at a redemption price of 109.750%, plus accrued and unpaid interest to the date of redemption with the net proceeds of certain equity offerings.

SENIOR SECURED CREDIT FACILITY

The Company has an $80.0 million Senior Secured Credit Facility, which is secured by all of the equity of the Company and its restricted subsidiaries and by its and its restricted subsidiaries’ current and future assets, other than certain excluded assets. The lien on the collateral securing the Senior Secured Credit Facility is senior to the lien on the collateral securing the Senior Secured Notes and the guarantees of the Senior Secured Notes. Borrowings under the Senior Secured Credit Facility bear interest at the Company’s choice of LIBOR plus a range of 2.50% to 3.00% or the agent bank’s base rate (which approximates the prime rate) plus a range of 0.00% to 0.50%. The range is determined based on Company’s EBITDA (as defined in the loan and security agreement governing the Senior Secured Credit Facility and amendments thereto). Full payment of any outstanding balance under the Senior Secured Credit Facility is due upon maturity of the agreement in April 2010. The Company’s Senior Secured Credit Facility contains customary conditions to borrowing and contains representations and warranties customary in other gaming-related financings. The loan and security agreement governing the Senior Secured Credit Facility contains certain financial covenants and restrictions, which among other things, restrict indebtedness, investments, distributions and mergers and requires the Company to maintain, as defined in the covenants (as amended), minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. At December 31, 2005 and 2004, the Company had available borrowing capacity under the Senior Secured Credit Facility of $32.8 million and $39.0 million, respectively
The Company has entered into various amendments to the loan and security agreement governing the Senior Secured Credit Facility as listed below:

On March 17, 2005, Amendment Number Two (“Amendment Two”), which among other things, clarifies that the purchase of the 170 acres of land (see Note 16) located adjacent to the Buffington Harbor gaming complex is not a “Capital Expenditure” under the Loan and Security Agreement nor is it subject to the fiscal year Capital Expenditure limitations set forth in the Loan and Security Agreement. Amendment Two was effective as of March 1, 2005.

On August 10, 2005, the Company entered into Amendment Number Three (“Amendment Three”). Amendment Three modifies the definition of EBITDA such that the Company can add back to EBITDA the termination charge of $2.3 million related to the sale of substantially all of the assets of Fitzgeralds Black Hawk. In addition, the Company also amended the quarterly interest coverage ratio covenant, starting with the third quarter of 2005 through the fourth quarter of 2006. These amendments are effective as of June 15, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 21, 2005, the Company entered into Amendment Number Four (“Amendment Four”). Amendment Four gives consent to the consummation of the acquisition of Trump Indiana, increases the term of the loan until April 15, 2010, increases the permitted indebtedness of the Company from $270 million to $330 million, and increases the adjusted EBITDA levels used to calculate the LIBOR and base rate interest rate margins. In addition, Amendment Four increases the allowable capital expenditures from $12 million to $20 million. It also allows up to $7.5 million to be used to purchase slot machines or to convert existing slot machines from cash-pay machines to ticket-in ticket-out machines and to make expenditures up to $25 million on or before December 31, 2008 in connection with the expansion of Fitzgeralds Black Hawk. Amendment Four amended the definition of EBITDA such that the Company can add back to EBITDA charges incurred by the Company in respect to certain severance payments made in connection with the acquisition of Majestic Star II. Amendment Four modifies the interest coverage ratio (as defined in the loan and security agreement governing the Senior Secured Credit Facility) to 1.85:1.0 for the term of the loan and modifies the minimum EBITDA that the Company must achieve. Amendment Four eliminated the December 31, 2005 financial covenants. The Company will be subject to maintaining certain financial covenants at March 31, 2006.

On April 13, 2006, the Company entered into Amendment Number Five (“Amendment Five”). Amendment Five modifies the interest coverage ratio financial covenant for the twelve month period ended March 31, 2006. Pursuant to Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio has been amended to 1.8:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes. The interest expense on Majestic Holdco’s Discount Notes is being pushed down to the Company pursuant to SEC Staff Accounting Bulletin, Topic 5(J). Majestic Holdco’s Discount Notes are not guaranteed by the Company or any of its direct or indirect subsidiaries and none of the Company’s or its direct or indirect subsidiaries equity or assets secure the Discount Notes of Majestic Holdco.

11.653% UNSECURED NOTES

On December 21, 2005, the Company deposited with the trustee of the 11.653% unsecured notes of Investor Holdings, $17.5 million in short term securities and cash. The deposit was used to defease the 11.653% unsecured notes. The 11.653% unsecured notes had a face principal amount of $16.3 million. The Company paid the applicable optional redemption of 5.827% plus accrued interest and additional interest through the redemption period. As a result of the defeasance, the Company is recognizing a loss on early redemption of debt of $1.6 million. At December 31, 2004, Investor Holdings had debt outstanding of $15.9 million, net of unamortized original issue discount of $0.4 million.

OTHER DEBT

The Company has various other capital leases of approximately $0.3 million and other debt for equipment. The debt obligations are of a short duration.

DISCOUNT NOTES

The Discount Notes were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of $45,128,815. The Discount Notes pay interest, semiannually, on April 15th and October 15th at a rate of 12 ½%, which is paid in kind to October 15, 2008. On April 15, 2009, Majestic Holdco will be required to cash pay the interest on the Discount Notes. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company or BDI to fund its cash interest expense.  The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Discount Notes mature on October 15, 2011.

INTERCREDITOR AGREEMENT

The trustee under the Senior Secured Notes Indenture (as collateral agent) is Wells Fargo Foothill, Inc., the agent under the Senior Secured Credit Facility and party to the intercreditor agreement which provides for the contractual subordination of the liens on the collateral securing the Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the Senior Secured Credit Facility.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The intercreditor agreement, among other things, limits the trustee’s rights in an event of default under the Senior Secured Notes. Under the intercreditor agreement, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the Senior Secured Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Senior Secured Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within up to 190 days following notice to such lenders of the occurrence of an event of default under the Senior Secured Notes Indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the Senior Secured Credit Facility and thereafter to the holders of the Senior Secured Notes.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 31, 2005 of the Company’s financial instruments. (Refer to Notes 2 and 12).

	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and equivalents	$32,368,249	$32,368,249
Restricted Cash	$3,190,000	$3,190,000

Liabilities:
Short-term debt
Note payable with City of Black Hawk	984,590	984,590
Long-term debt
9-1/2% Senior Notes	$300,000,000	$315,750,000
9-3/4% Senior Secured Notes	200,000,000	202,500,000
Senior Secured Credit Facility	47,212,346	47,212,346

Capitalized leases and other debt	365,284	365,284
	$547,577,630	$565,827,630

12-1/2% Discount Notes, pushed down from Majestic Holdco	$45,296,335	$45,167,550

While our $300.0 million of Senior Secured Notes are not actively traded, we believe, based upon information received from investment institutions, that our $300.0 million of Senior Secured Notes were priced at 105.25% of face value for a value of $315.8 million at December 31, 2005. Our $200.0 million of Senior Notes are not actively traded, but we believe, based upon information received from investment institutions, that our $200.0 million of Senior Notes were priced at 101.25% of face value for a value of $202.5 million at December 31, 2005. The Discount Notes of our parent, Majestic Holdco, are not actively traded, but we believe, based upon information received from investment institutions, that Majestic Holdco’s $45.3 million of Discount Notes were priced at 71.13% at December 31, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. SAVINGS PLAN

The Company contributes to a defined contribution plan, which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee’s salary limited to a specified dollar amount as stated in the plan document. The Company’s contributions to the plan amounted to $0.9 million, $1.0 million and $1.0 million during 2005, 2004 and 2003, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

SHORT-TERM NOTE PAYABLE

The Company entered into a note in the amount of $1.0 million with the City of Black Hawk in December 2005 as part of the financing of the Company’s acquisition of 2.45 acres of vacant land from the City of Black Hawk. The Company paid the note in full on March 31, 2006, the due date. The note contained no stipulated interest rate. The company had imputed interest at 7.75%.

LEASES

The Company has operating leases for various office and gaming equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

For the Years Ended December 31,
2006	$1,133,489
2007	523,718
2008	212,784
2009	181,832
2010	91,892
Thereafter	45,367
$2,189,082

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $7.4 million, $7.5 million and $8.0 million, respectively.

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company’s business. Except as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs’ website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney’s fees. Each of the casino defendants, including Barden Mississippi filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs’ anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants’ counterclaims. On December 21, 2005, the Court entered an order (the “Order”) granting the casino defendants’ motion for summary judgment and dismissing with prejudice plaintiffs’ claims against them. The casino defendants’ counterclaims remain pending. On January 19, 2006, plaintiffs filed a Rule 54(b) motion requesting that the Court direct the Clerk of Court to enter a judgment based on the Order or, in the alternative, issue an order certifying the Order for interlocutory appeal. The casino defendants filed an opposition to the plaintiffs’ motion on February 6, 2006. On February 7, 2006 the Court granted the plaintiffs’ Rule 54(b) motion for partial final judgment and on March 8, 2006, the plaintiffs filed a notice of appeal. The trial date for the casino defendants’ counterclaims has been continued until such time as the Fifth Circuit Court of Appeals rules on plaintiffs’ appeal. The Company intends to vigorously defend the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company’s financial position and results of operations.

Fitzgeralds Black Hawk litigation. On October 6, 2005, Fitzgeralds Black Hawk filed a complaint in the District Court for Jefferson County, Colorado against the City of Black Hawk seeking a declaration that Fitzgeralds Black Hawk’s option to purchase approximately 2.45 acres of vacant land owned by the City of Black Hawk remains valid until September 2006. Prior to filing the lawsuit, the City of Black Hawk had notified Fitzgeralds Black Hawk of its belief that the option had terminated. On December 30, 2005, Fitzgeralds Black Hawk purchased the vacant land from the City of Black Hawk for $1.45 million and concurrent therewith filed a Stipulation for Dismissal with Prejudice as it relates to the claims alleged in its lawsuit against the City of Black Hawk. An order granting the dismissal of the lawsuit was entered on January 9, 2006.

On November 10, 2005, Fitzgeralds Black Hawk was served with a Verified Complaint filed against it by the City of Black Hawk. The Verified Complaint, filed in the Municipal Court for the City of Black Hawk, asserted that Fitzgeralds Black Hawk maintains a partially demolished historic building (the “Masonic Building”) which constitutes a public nuisance and requested that the court enter a finding that the structure violates the Municipal Code, enjoin Fitzgeralds Black Hawk from keeping the alleged nuisance, direct Fitzgeralds Black Hawk to rebuild the historic structure, and assess Fitzgeralds Black Hawk a penalty in the amount of $499 for each day of the alleged violation beginning on June 1, 2005. On December 30, 2005, the parties filed a stipulation to dismiss the Verified Complaint without prejudice. An order granting the dismissal was entered on January 5, 2006. Pursuant to the terms of the stipulation, the City of Black Hawk agreed not to re-file its nuisance complaint based upon the same allegations as are in the Verified Complaint so long as Fitzgeralds Black Hawk is proceeding with certain work necessary to prepare for reconstruction of the Masonic Building as part of the Fitzgeralds Black Hawk casino expansion and so long as Fitzgeralds Black Hawk is engaged in and continues to make substantial and timely progress toward casino expansion to encompass the Masonic Building or toward rebuilding the Masonic Building itself. If the City of Black Hawk files another complaint based on some or all of the allegations in the Verified Complaint, such new action will, for all purposes, relate back to the Notice to Abate that the City of Black Hawk served on Fitzgeralds Black Hawk on July 14, 2005 related to the condition of the Masonic Building. Fitzgeralds Black Hawk expects the casino expansion to cost approximately $25.0 million, including the re-construction of the Masonic Building and the purchase and upgrade of associated gaming equipment and other furniture and fixtures.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trump Indiana Litigations. At the time of the closing of the Trump Indiana Acquisition, Trump Indiana was a party to certain pending lawsuits. Pursuant to the terms of SPA dated November 3, 2005 between the Company and TERH, TERH agreed to indemnify the Company and its affiliates and hold each of them harmless from and against any and all losses suffered, incurred or sustained by any of them resulting from or arising out of certain of those lawsuits (the “Trump Litigation Indemnity”); however, the Trump Litigation Indemnity is unsecured. Included in the Trump Litigation Indemnity is that certain Trump Indiana ERISA lawsuit (described below) and an employment practices lawsuit (described below).

The Trump Indiana ERISA lawsuit was filed on February 8, 2005 by certain individuals in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations including Trump Indiana and other members of the Trump Capital Accumulation Plan Administrative Committee and alleges, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, breached their fiduciary duties to plan participants when Trump Hotel Casino Resorts, Inc. (“THCR”) common stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the plan. The plaintiffs brought the Trump Indiana ERISA lawsuit on behalf of themselves and certain other plan participants and beneficiaries and have sought to have the court certify their claims as a class action.

The employment practices lawsuit included in the Trump Indiana Litigation Indemnity is a lawsuit filed on October 12, 2001 by a former employee of Trump Indiana in the U.S. District Court for the Northern District of Indiana, Hammond Division, that alleges age, sex, race, and color discrimination claims as well as equal pay and retaliation claims. Due to the pending bankruptcy of Trump Indiana, the litigation has been stayed. At this time we cannot predict the outcome of either the Trump Indiana ERISA lawsuit or the Trump Indiana employment practices litigation.

TAX MATTERS

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department is conducting an audit for the 2003 tax year, but no notice of proposed assessment has been received to date for that year. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company continues to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. In April 2005, BDI’s non-resident shareholder paid Indiana state income tax for fiscal year 2004 pursuant to the Indiana Tax Court’s decision in Aztar. BDI’s non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal year 2004.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Majestic Star Sales and Use Tax Assessments. In October 2005, the Department assessed Majestic Star for unpaid sales and use taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. On November 15, 2005, Majestic Star paid $0.2 million under the State of Indiana amnesty program to eliminate all use tax and a portion of the sales tax assessment for the 2001 through 2004 tax years. All penalties and interest associated with such payments are waived in their entirety pursuant to Indiana law. The remaining $0.1 million of the assessment relates to:

1.   The difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and

2.   Sales tax on the retail value of complimentary food provided to Majestic Star’s customers.

Both 1 and 2 above relate to the period August 2003 through 2004. On November 15, 2005, Majestic Star filed a protest of the proposed assessments protesting the sales tax assessments related to this period.

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At the time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003, on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and in March 2006, Majestic Star appealed those denials to the Indiana Tax Court on March 27, 2006. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on the Hyatt decision (see Note 10-Investment in Buffington Harbor Riverboats, LLC for a discussion of Hyatt).

GAMING REGULATIONS

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the “Act”) and the administrative rules promulgated thereunder. The Indiana Gaming Commission (“IGC”) is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as over all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of proposed rules might have on the Company’s operations.

The Indiana state law governing gaming imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax has a starting rate of 15% with a top rate of 35% for adjusted gross receipts in excess of $150 million. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s directors, officers, managers and key employees are required to hold individual licenses. These requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and for individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

EMPLOYMENT AGREEMENTS

Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $600,000 as an employee, pursuant to a letter agreement with the Company dated October 22, 2001, as amended January 1, 2005. The Company pays life insurance premiums on policies with a value of $5.0 million and provides Mr. Barden with an auto allowance. Mr. Barden is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to an employment agreement with the Company dated October 21, 2002, as amended December 20, 2004. Under this agreement, Mr. Bennett’s period of employment was extended until January 20, 2006 at a base compensation of $275,000 effective January 1, 2005, subject to annual reviews. As of January 21, 2006, Mr. Bennett became an at-will employee with his compensation terms remaining identical to his amended agreement. Mr. Bennett can also earn bonuses subject to the discretion of the President and Chief Executive Officer. In addition to such compensation, Mr. Bennett is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

Mr. Lemberg serves as a Board member and, effective January 3, 2005, joined the Company as Executive Vice President of Strategic Initiatives pursuant to an employment agreement dated December 17, 2004. Unless sooner terminated as provided therein, the agreement continues in effect for two years. Thereafter, the term automatically extends for successive one year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $300,000 and participation in the Company’s discretionary bonus program. Mr. Lemberg is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives. Under certain circumstances, Mr. Lemberg is entitled to severance payments for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months.

LETTER OF CREDIT/SURETY BOND

As part of a self-insured worker’s compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Majestic Star II also has a self-insured worker’s compensation program which required a $1.0 million letter of credit which is collateralized by a $1.0 million certificate of deposit. Our certificates of deposit are recorded in Restricted Cash on the Company’s consolidated balance sheets (See Note 2).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To secure payment of claims under the worker’s compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $1.25 million. This letter of credit is secured by a certificate of deposit (see Note 2).

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

Our Majestic Star and Majestic Star II properties are each required to have a $1.0 million surety bond in place with the IGC. Majestic Star II’s surety bond is in place. Majestic Star’s surety bond has not been placed pending surety bond language from the IGC.

NOTE 16. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2005 includes the $45.3 million of Discount Notes, net of discount of $18.2 million, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company's indebtedness including Majestic Holdco. The Discount Notes have been "pushed-down" to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

Land Acquisition. On February 11, 2004, we acquired approximately 170 acres of land located adjacent to the Buffington Harbor gaming complex from an affiliate of ours (the “GNC Land”). The purchase price for the GNC Land was not greater than eighty percent (80%) of the appraised value as evidenced by the written appraisal of an independent appraiser dated not more than ninety (90) days prior to the closing. The purchase price was approximately $21.9 million (net of a deposit of $2.0 million and a credit of $1.5 million related to a naming rights agreement, which was terminated).

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.

During the year ended December 31, 2004, Majestic Star made distributions totaling $5.3 million to BDI pursuant to the Manager Agreement. During the year ended December 31, 2005, the Company made distributions of $5.2 million to BDI pursuant to the Manager Agreement.

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BHPA Contribution. On December 21, 2005, in conjunction with the closing of the Trump Indiana acquisition, Mr. Barden, through BDI, who owns all of the equity of AMB Parking, LLC (“AMB”), which owned a 50% joint venture interest in BHPA, contributed all of AMB’s interest in BHPA to the Company. Such contribution was made without payment of any consideration by the Company. The assets contributed by AMB included cash of $2,243, a receivable from Majestic Star of $0.7 million, the net book value of property and equipment of $10.7 million, and net deferred financing costs of $0.4 million. Liabilities related to contributed assets include accrued interest, property taxes and other accrued liabilities of $0.8 million, debt, net of original issue discount of $7.7 million and deferred revenue associated with Majestic Star of $7.6 million.

BHPA Rent Expense. During the period from January 1, 2005 to December 20, 2005 and the years ended December 31, 2004 and 2003, we incurred rent expense payable to BHPA totaling $2.0 million, $2.2 million and $2.1 million, respectively. As of December 31, 2004, our accrued rent payable to BHPA was $1.1 million. As a result of our acquisition of Trump Indiana and the contribution of AMB Parking’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company and the parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in General and Administrative expenses in the consolidated statements of operations. For the years ended December 31, 2005 and 2004, the Company charged Barden Nevada $1.4 million and $1.1 million, respectively, pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo, the agent bank under the Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of December 31, 2005, the principal balance of the promissory note was $0.

NOTE 17. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”).

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 2 to the audited financial statements. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment for the years ended December 31, 2005, 2004 and 2003 and a summary of the Properties’ assets and goodwill as of December 31, 2005 and December 31, 2004 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For The Years Ended
	December 31,
	2005	2004	2003
	(in thousands)
Net revenues:
Majestic Star	$139,005	$141,058	$129,312
Majestic Star Casino II	4,606	-	-
Fitzgeralds Tunica	82,939	83,218	83,670
Fitzgeralds Black Hawk	35,409	36,235	31,973
Buffington Harbor Riverboats	13	-	-
Buffington Harbor Parking	-	-	-
Total	$261,972	$260,511	$244,955

Operating income (loss):
Majestic Star	$18,782	$16,465	$17,135
Majestic Star Casino II	1,007	-	-
Fitzgeralds Tunica	10,253	11,471	13,022
Fitzgeralds Black Hawk	7,393	9,973	7,132
Corporate (1) (2)	(7,916)	(3,470)	(3,456)
Majestic Investor Holdings	(289)	(689)	(2,388)
Buffington Harbor Riverboats	(475)	-	-
Buffington Harbor Parking	(43)	-	-
Total	$28,712	$33,750	$31,445

Segment depreciation and amortization:
Majestic Star	$8,565	$7,784	$5,771
Majestic Star Casino II	252	-	-
Fitzgeralds Tunica	10,062	8,858	7,820
Fitzgeralds Black Hawk	3,125	995	1,730
Corporate (1) (2)	199	71	63
Majestic Investor Holdings	269	278	2,105
Buffington Harbor Riverboats	141	-	-
Buffington Harbor Parking	18	-	-
Total	$22,632	$17,986	$17,489

Expenditure for additions to long-lived assets:
Majestic Star	$3,725	$28,692	$12,205
Majestic Star Casino II	427	-	-
Fitzgeralds Tunica	4,860	5,800	4,395
Fitzgeralds Black Hawk	2,655	1,520	1,863
Corporate (1)	116	-	-
Buffington Harbor Riverboats	-	-	-
Buffington Harbor Parking	-	-	-
Total	$11,783	$36,012	$18,463

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of	As of
	December 31,	December 31,
	2005	2004
	(in thousands)
Segment assets:
Majestic Star (3)	$243,475	$254,702
Majestic Star Casino II	229,246	-
Fitzgeralds Tunica	75,406	80,452
Fitzgeralds Black Hawk	31,688	31,032
Corporate (1)	289,353	-
Majestic Investor Holdings	1,896	2,158
Buffington Harbor Riverboats	53,751	-
Buffington Harbor Parking	21,592	-
Total	946,407	368,344
Less: Intercompany	(428,448)	(121,968)
Total	$517,959	$246,376

Goodwill
Majestic Star	$-	$-
Majestic Star Casino II	41,328	-
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,925	1,924
Total	$47,251	$5,922

(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2) Corporate includes the pushdown from Majestic Holdco of financing costs related to the issuance of the Discount Notes, net of amortization, of $2.8 million. The associated amortization, which is reflected in Corporate’s depreciation and amortization expense, is $20,000.

(3) The assets of Majestic Star and Corporate include intercompany receivables from Majestic Star II, Fitzgeralds Tunica, BHR, BHPA, Investor Holdings and Fitzgeralds Black Hawk totaling approximately $428.4 million at December 31, 2005. At December 31, 2004, the assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $122.0 million. Intercompany receivables are eliminated in consolidation.

NOTE 18. SUBSEQUENT EVENT

Following the completion of the defeasance of the remaining Investor Notes, on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp. We also merged Majestic Investor, LLC and Majestic Investor Holdings, LLC into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Barden Mississippi, LLC and Barden Colorado, LLC direct subsidiaries of The Majestic Star Casino, LLC.
.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes, the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Investor Holdings, Majestic Star II, Fitzgeralds Tunica, Fitzgeralds Black Hawk, BHR and BHPA are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (co-issuer of the Senior Secured Notes but an entity with no operations) and the guarantor subsidiaries and our discontinued operation and the eliminating entries necessary to consolidate such entities.

Our discontinued operation in both our condensed consolidating statements of operations and cash flows for the year ended December 31, 2003 contains the operating results and cash activities of Fitzgeralds Las Vegas. Fitzgeralds Las Vegas was spun off to Barden Development, Inc., the Company’s ultimate parent, on December 31, 2003. As a result of the termination of the Purchase Agreement between the Company and Legends, the financial information for Fitzgeralds Black Hawk is not reflected as a discontinued operation in the accompanying financial statements for any of the periods presented.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,085,458	$-	$25,282,791	$-			$32,368,249
Restricted cash	900,000	-	2,290,000	-			3,190,000
Accounts receivable, net	1,528,727	-	3,070,687	-			4,599,414
Inventories	60,476	-	727,405	-			787,881
Prepaid expenses and deposits	918,195	-	1,515,406	-			2,433,601
Receivable from affiliate	9,851,352	-	-	(9,682,341	(a	)	169,011
Other current assets	-	-	137,914	-			137,914
Total current assets	20,344,208	-	33,024,203	(9,682,341			43,686,070

Property, equipment and improvements, net	75,421,809	-	202,710,674	-			278,132,483
Intangible assets, net	-	-	128,854,668	-			128,854,668
Goodwill	-	-	47,250,794	-			47,250,794
Other assets:
Deferred financing and transaction cost
related to the acquisition of Trump Indiana	15,263,897	-	-	-			15,263,897
Deferred financing and transaction cost
pushed down from Majestic Holdco (1)	2,804,227	-	-	-			2,804,227
Long term receivable - related party	418,765,178	-	-	(418,765,178	(a	)	-
Other assets	228,363	-	1,738,330	-			1,966,693
Total other assets	437,061,665	-	1,738,330	(418,765,178			20,034,817
Total assets	$532,827,682	$-	$413,578,669	$(428,447,519			$517,958,832

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,775,675	$-	$1,783,532	$-			$3,559,207
Note payable	-	-	984,590	-			984,590
Current portion of long-term debt	-	-	174,447	-			174,447
Payable to related party	714,240	-	8,968,101	(9,682,341	(a	)	-
Accrued liabilities:
Payroll and related	3,095,817	-	6,170,430	-			9,266,247
Interest	7,215,793	-	586	-			7,216,379
Property and franchise taxes	3,763,331	-	4,652,308	-			8,415,639
Other accrued liabilities	5,465,515	-	10,991,461	-			16,456,976
Total current liabilities	22,030,371	-	33,725,455	(9,682,341			46,073,485

Investment in subsidiaries	23,381,935	-	-	(23,381,935	(b	)	-
Due to related parties	15,720,866	-	403,044,312	(418,765,178	(a	)	-
Long-term debt, net of current maturities	547,212,346	300,000,000	190,837	(300,000,000	(c	)	547,403,183
Long-term debt pushed down from Majestic Holdco (2)	45,296,335	-	-	-			45,296,335
Total liabilities	653,641,853	300,000,000	436,960,604	(751,829,454			638,773,003
Member's deficit	(120,814,171)	(300,000,000)	(23,381,935)	323,381,935	(b) (c	)	(120,814,171)
Total liabilities and member's deficit	$532,827,682	$-	$413,578,669	$(428,447,519			$517,958,832

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a) To eliminate intercompany receivable and payables.

(b) To eliminate intercompany accounts and investment in subsidiaries.

(c) As more fully described in Note 12, Long Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

(1)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization.

(2)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulleting Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2004

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,433,545	$-	$8,288,184	$-			$16,721,729
Restricted cash	900,000	-	1,640,008	-			2,540,008
Accounts receivable, net	1,329,576	-	798,139	-			2,127,715
Inventories	92,303	-	597,067	-			689,370
Prepaid expenses and deposits	1,575,936	-	724,409	-			2,300,345
Receivable from affiliate	775,722	-	21,799	(82,305	(a	)	715,216
Total current assets	13,107,082	-	12,069,606	(82,305			25,094,383

Property, equipment and improvements, net	78,679,302	-	86,486,457	-			165,165,759
Intangible assets, net	-	-	8,117,216	-			8,117,216
Goodwill	-	-	5,922,398	-			5,922,398
Other assets:
Deferred financing costs, net	4,947,983	-	413,740	-			5,361,723
Investment in Buffington Harbor
Riverboat, LLC	27,432,270	-	-	-			27,432,270
Long term receivable - related party	121,884,816	-	-	(121,884,816	(a	)	-
Other assets	8,650,694	-	632,021	-			9,282,715
Total other assets	162,915,763	-	1,045,761	(121,884,816			42,076,708
Total assets	$254,702,147	$-	$113,641,438	$(121,967,121			$246,376,464

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$940,307	$-	$997,805	$-			$1,938,112
Payable to related party	-	-	82,305	(82,305	(a	)	-
Accrued liabilities:
Payroll and related	3,216,179	-	3,386,585	-			6,602,764
Interest	5,365,530	-	158,189	-			5,523,719
Property and franchise taxes	4,811,880	-	762,292	-			5,574,172
Other accrued liabilities	6,040,223	-	6,239,037	-			12,279,260
Total current liabilities	20,374,119	-	11,626,213	(82,305			31,918,027

Investment in subsidiaries	35,762,551	-	-	(35,762,551	(b	)	-
Due to related parties	-	-	121,884,816	(121,884,816	(a	)	-
Long-term debt, net of current maturities	300,965,000	260,000,000	15,892,960	(260,000,000	(c	)	316,857,960
Total liabilities	357,101,670	260,000,000	149,403,989	(417,729,672			348,775,987
Member's deficit	(102,399,523)	(260,000,000)	(35,762,551)	295,762,551	(b) (c	)	(102,399,523)
Total liabilities and member's deficit	$254,702,147	$-	$113,641,438	$(121,967,121			$246,376,464

(a) To eliminate intercompany receivable and payables.

(b) To eliminate intercompany accounts and investment in subsidiaries.

(c) As more fully described in Note 12, Long Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$150,552,871	$-	$130,365,649	$-	$280,918,520
Rooms	-	-	7,726,464	-	7,726,464
Food and beverage	1,761,489	-	12,268,778	-	14,030,267
Other	3,205,243	-	1,760,619	-	4,965,862
Gross revenues	155,519,603	-	152,121,510	-	307,641,113
Less promotional allowances	16,514,443	-	29,154,818	-	45,669,261
Net operating revenues	139,005,160	-	122,966,692	-	261,971,852

OPERATING COSTS AND EXPENSES:
Casino	27,580,681	-	40,329,956	-	67,910,637
Rooms	-	-	1,763,340	-	1,763,340
Food and beverage	1,999,116	-	3,866,425	-	5,865,541
Other	-	-	1,040,514	-	1,040,514
Gaming taxes	43,151,499	-	17,901,538	-	61,053,037
Advertising and promotion	7,509,472	-	7,720,678	-	15,230,150
General and administrative	24,589,215	-	18,342,320	-	42,931,535
Corporate expense	7,717,108	-	-	-	7,717,108
Economic incentive tax - City of Gary	4,520,228	-	188,926	-	4,709,154
Depreciation and amortization	8,744,095	-	13,868,090	-	22,612,185
Amortization - debt pushed down from Holdco (1)	19,519	-	-	-	19,519
Loss on investment in Buffington
Harbor Riverboats, LLC	2,354,799	-	-	-	2,354,799
Loss on disposal of assets	(45,466)	-	98,256	-	52,790
Total operating costs and expenses	128,140,266	-	105,120,043	-	233,260,309

Operating income	10,864,894	-	17,846,649	-	28,711,543

OTHER INCOME (EXPENSE):
Interest income	258,439	-	73,896	-	332,335
Interest expense	(28,510,733)	-	(1,851,449)	-	(30,362,182)
Interest expense - debt pushed down
from Majestic Holdco (2)	(167,520)	-	-	-	(167,520)
Loss on extinguishment of debt	-	-	(3,688,480)	-	(3,688,480)
Other non-operating expense	(127,386)	-	-	-	(127,386)
Equity in net income of subsidiaries	12,380,616	-	-	(12,380,616)	-
Total other expense	(16,166,584)	-	(5,466,033)	(12,380,616)	(34,013,233)

Net (loss) income	$(5,301,690)	$-	$12,380,616	$(12,380,616)	$(5,301,690)

(a)	To eliminate equity in net income of subsidiaries.

(1)	Reflects amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.

(2)	Reflects interest expense on Majestic Holdco’s Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$149,562,121	$-	$125,206,404	$-	$274,768,525
Rooms	-	-	7,673,287	-	7,673,287
Food and beverage	1,818,506	-	11,643,350	-	13,461,856
Other	2,892,189	-	1,686,872	-	4,579,061
Gross revenues	154,272,816	-	146,209,913	-	300,482,729
Less promotional allowances	13,214,964	-	26,757,058	-	39,972,022
Net operating revenues	141,057,852	-	119,452,855	-	260,510,707

OPERATING COSTS AND EXPENSES:
Casino	28,769,304	-	41,023,318	-	69,792,622
Rooms	-	-	1,784,333	-	1,784,333
Food and beverage	2,063,543	-	4,060,925	-	6,124,468
Other	637,209	-	1,019,024	-	1,656,233
Gaming taxes	42,794,831	-	16,384,902	-	59,179,733
Advertising and promotion	8,964,510	-	7,305,131	-	16,269,641
General and administrative	26,697,392	-	16,942,198	-	43,639,590
Corporate expense	3,399,281	-	-	-	3,399,281
Economic incentive tax - City of Gary	4,494,170	-	-	-	4,494,170
Depreciation and amortization	7,855,545	-	10,130,129	-	17,985,674
Loss on investment in Buffington
Harbor Riverboats, LLC	2,465,612	-	-	-	2,465,612
(Gain) loss on disposal of assets	(78,830)	-	47,700	-	(31,130)
Total operating costs and expenses	128,062,567	-	98,697,660	-	226,760,227

Operating income	12,995,285	-	20,755,195	-	33,750,480

OTHER INCOME (EXPENSE):
Interest income	93,210	-	18,287	-	111,497
Interest expense	(26,717,083)	-	(1,924,611)	-	(28,641,694)
Other non-operating expense	(201,757)	-	-	-	(201,757)
Equity in net income of subsidiaries	18,848,871	-	-	(18,848,871)	-
Total other expense	(7,976,759)	-	(1,906,324)	(18,848,871)	(28,731,954)

Net income	$5,018,526	$-	$18,848,871	$(18,848,871)	$5,018,526

(a) To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Discontinued	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Operation (a)	Entries (b)	Consolidated
OPERATING REVENUES:
Casino	$136,568,073	$-	$118,817,746	$-	$-	$255,385,819
Rooms	-	-	7,932,811	-	-	7,932,811
Food and beverage	1,494,793	-	11,304,793	-	-	12,799,586
Other	2,277,143	-	1,689,274	-	-	3,966,417
Gross revenues	140,340,009	-	139,744,624	-	-	280,084,633
Less promotional allowances	11,027,542	-	24,101,985	-	-	35,129,527
Net operating revenues	129,312,467	-	115,642,639	-	-	244,955,106

OPERATING COSTS AND EXPENSES:
Casino	26,952,300	-	40,431,325	-	-	67,383,625
Rooms	-	-	2,552,127	-	-	2,552,127
Food and beverage	1,632,438	-	3,630,498	-	-	5,262,936
Other	-	-	1,179,893	-	-	1,179,893
Gaming taxes	40,167,015	-	15,085,240	-	-	55,252,255
Advertising and promotion	6,837,262	-	7,829,023	-	-	14,666,285
General and administrative	24,130,282	-	15,522,452	-	-	39,652,734
Corporate expense	2,105,224	-	1,350,937	-	-	3,456,161
Economic incentive tax - City of Gary	4,103,010	-	-	-	-	4,103,010
Depreciation and amortization	5,834,078	-	11,654,722	-	-	17,488,800
Loss on investment in Buffington
Harbor Riverboats, LLC	2,395,436	-	-	-	-	2,395,436
Loss (gain) on disposal of assets	125,919	-	(8,822)	-	-	117,097
Total operating costs and expenses	114,282,964	-	99,227,395	-	-	213,510,359

Operating income	15,029,503	-	16,415,244	-	-	31,444,747

OTHER INCOME (EXPENSE):
Interest income	62,023	-	42,308	-	-	104,331
Interest expense	(17,280,924)	-	(14,001,864)	-	-	(31,282,788)
Loss on bond redemption	(10,007,703)	-	(21,952,380)	-	-	(31,960,083)
Other non-operating expense	(156,362)	-	(29,212)	-	-	(185,574)
Equity in net loss of subsidiaries	(31,498,511)	-	(1,972,607)	-	33,471,118	-
Total other expense	(58,881,477)	-	(37,913,755)	-	33,471,118	(63,324,114)

Loss from continuing operations	(43,851,974)	-	(21,498,511)	-	33,471,118	(31,879,367)

Loss from discontinued operations	-	-	(10,000,000)	(1,972,607)	-	(11,972,607)

Net loss	$(43,851,974)	$-	$(31,498,511)	$(1,972,607)	$33,471,118	$(43,851,974)

(a) Contained within the discontinued operations are the operations of Fitzgeralds Las Vegas, which is not a Guarantor and was spun off to BDI on December 31, 2003. See Note 7, Discontinued Operations.
(b) To eliminate equity in net income (loss) of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES: (1)	$(15,425,762)	$-	$38,265,115	$5,000,000	$27,839,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	-	390,008	-	390,008
Acquisition of Trump Indiana, Inc., net of cash acquired	-	-	(231,994,427)	-	(231,994,427)
Payment of gaming license transfer fee to State of Indiana	-	-	(2,000,000)	-	(2,000,000)
Payoff of City of Gary development agreement	-	-	(3,506,797)	-	(3,506,797)
Acquisition of property and equipment	(3,841,488)	-	(7,942,011)	-	(11,783,499)
Investment in Buffington Harbor Riverboats, L.L.C.	(174,342)	-	-	-	(174,342)
Proceeds from disposal of assets	102,225	-	33,484	-	135,709
Other	-	-	209,926	-	209,926
Net cash used in investing activities	(3,913,605)	-	(244,809,817)	-	(248,723,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of costs related to early extinguishment of debt	-	-	(1,053,905)	-	(1,053,905)
Issuance costs for the 9 1/2% senior secured notes	(1,805,572)	-	-	-	(1,805,572)
Issuance costs for the 9 3/4% senior notes	(9,026,094)	-	-	-	(9,026,094)
Issuance costs for the $80.0 million secured credit facility	(110,000)	-	-	-	(110,000)
Issuance costs for the 12 1/2% senior discount notes
pushed down from Majestic Holdco (2)	(2,823,746)	-	-	-	(2,823,746)
Redemption of 11.653% notes	-	-	(16,290,000)		(16,290,000)
Proceeds from issuance of 9 1/2% notes	40,000,000	-	-	-	40,000,000
Proceeds from issuance of 9 3/4% notes	200,000,000	-	-	-	200,000,000
Proceeds from issuance of 12 1/2% senior discount notes
pushed down from Majestic Holdco (2)	45,128,815	-	-	-	45,128,815
Proceeds from line of credit	43,877,024	-	-	-	43,877,024
Repayment of line of credit	(37,629,678)	-	-	-	(37,629,678)
Repayment of debt	-	-	(16,974,431)		(16,974,431)
Cash advances (to) from affiliates	(252,857,645)	-	257,857,645	(5,000,000)	-
Distribution to Barden Development, Inc.	(6,761,824)	-	-	-	(6,761,824)
Net cash provided by financing activities	17,991,280	-	223,539,309	(5,000,000)	236,530,589

Net (decrease) increase in cash and cash equivalents	(1,348,087)	-	16,994,607	-	15,646,520

Cash and cash equivalents, beginning of period	8,433,545	-	8,288,184	-	16,721,729

Cash and cash equivalents, end of period	$7,085,458	$-	$25,282,791	$-	$32,368,249
(a)	To eliminate intercompany receivables and payables.

(1)	Includes interest expense of $0.2 million related to Majestic Holdco’s Discount Notes.

(2)
Reflects the pushdown of Majestic Holdco’s Discount Notes and associated issuance costs pursuant to SEC Staff Accounting Bulletin, Topic 5(J). The Discount Notes are not guaranteed by the Company or the guarantor subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(5,874,882)	$-	$28,034,936	$-	$22,160,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	-	(1,140,008)	-	(1,140,008)
Acquisition of property and equipment	(28,691,842)	-	(7,319,936)	-	(36,011,778)
Decrease in prepaid leases and deposits	12,683	-	-	-	12,683
Investment in Buffington Harbor Riverboats, L.L.C.	(164,289)	-	-	-	(164,289)
Proceeds from disposal of assets	244,580	-	95,217	-	339,797
Net cash used in investing activities	(28,598,868)	-	(8,364,727)	-	(36,963,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	(229,507)	-	-	-	(229,507)
Issuance costs for credit facility	(58,652)	-	-	-	(58,652)
Proceeds from line of credit	45,251,293	-	-	-	45,251,293
Repayment of line of credit	(30,244,786)	-	-	-	(30,244,786)
Cash advances (to) from affiliates	22,510,611	-	(22,510,611)	-	-
Distribution to Barden Development, Inc.	(5,251,094)	-	-	-	(5,251,094)
Net cash provided by (used in) financing activities	31,977,865	-	(22,510,611)	-	9,467,254

Net decrease in cash and cash equivalents	(2,495,885)	-	(2,840,402)	-	(5,336,287)
Cash and cash equivalents, beginning of period	10,929,430	-	11,128,586	-	22,058,016

Cash and cash equivalents, end of period	$8,433,545	$-	$8,288,184	$-	$16,721,729

(a) To eliminate intercompany receivables and payables.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Discontinued	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Operations(a)	Entries (b)	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$19,736,325	$-	$12,240,572	$-	$-	$31,976,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(900,000)	-	(250,000)	-	-	(1,150,000)
Acquisition of property and equipment	(12,204,798)	-	(6,258,192)	-	-	(18,462,990)
Distribution of cash to Barden Development Inc. from
spin-off of Barden Nevada Gaming	-	-	-	(4,395,606)	-	(4,395,606)
Cash paid in excess of historical cost for land purchased
from a related party	(559,806)	-	-	-	-	(559,806)
Decrease in prepaid leases and deposits	102,417	-	-	-	-	102,417
Investment in Buffington Harbor Riverboats, L.L.C.	(295,719)	-	-	-	-	(295,719)
Proceeds from disposal of assets	14,750	-	62,404	-	-	77,154
Net cash used in investing activities	(13,843,156)	-	(6,445,788)	(4,395,606)	-	(24,684,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of premium on early extinguishment of debt	(7,069,400)	-	(12,192,930)	-	-	(19,262,330)
Payment of senior secured notes issuance costs	(4,420,000)	-	-	-	-	(4,420,000)
Payment of credit facility issuance cost	(1,583,162)	-	-	-	-	(1,583,162)
Cash paid for redemption of 11.653% notes	-	-	(135,477,000)	-	-	(135,477,000)
Cash paid for redemption of 10 7/8% notes	(130,000,000)	-	-	-	-	(130,000,000)
Proceeds from issuance of 9 1/2% senior secured notes	260,000,000	-	-	-	-	260,000,000
Payment of bond redemption by parent	(153,195,427)	-	153,195,427	-	-	-
Proceeds from line of credit	28,000,000	-	-	-	-	28,000,000
Repayment of line of credit	(2,041,507)	-	-	-	-	(2,041,507)
Repayment of note from related party	67,000	-	-	-	-	67,000
Cash advances (to) from affiliates	9,100,000	-	(8,100,000)	-	-	1,000,000
Distribution to Barden Development, Inc.	(2,385,300)	-	(3,679,913)	-	-	(6,065,213)
Net cash used in financing activities	(3,527,796)	-	(6,254,416)	-	-	(9,782,212)

Net increase (decrease) in cash and cash equivalents	2,365,373	-	(459,632)	(4,395,606)	-	(2,489,865)

Cash and cash equivalents, beginning of period	8,564,057	-	11,588,218	4,395,606	-	24,547,881

Cash and cash equivalents, end of period	$10,929,430	$-	$11,128,586	$-	$-	$22,058,016

(a) Contained within Discontinued Operations are the cash flow activities of Fitzgeralds Las Vegas, whose equity interests were spun off to Barden Development, Inc. on December 31, 2003 (see Note7, Discontinued Operations).

(b) To eliminate inter-company receivables and payables.

SCHEDULE II

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC.)

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	Other				end
Descriptions	of year	expenses	Accounts	Deductions			of year

Allowance for doubtful accounts:

Year ended December 31, 2003	$372,689	205,709	4,758	324,610	(a	)	$258,546

Year ended December 31, 2004	$258,546	576,136	-	203,442			$631,240

Year ended December 31, 2005	$631,240	306,673	-	269,338			$668,575

(a) Fitzgeralds Las Vegas’ allowance for doubtful account balances and transactions are not included for the year ended December 31, 2003, since the spin-off of Fitzgeralds Las Vegas to BDI occurred on December 31, 2003. The allowance for doubtful accounts 2003 beginning balance totaling $101,356 for Fitzgeralds Las Vegas was deducted from the above schedule and is included in the $324,610 in the deductions column for the year 2003.

Report of Independent Auditors

Members
Buffington Harbor Riverboats, L.L.C.

We have audited the accompanying balance sheets of Buffington Harbor Riverboats, L.L.C. as of December 31, 2004 and 2003, and the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffington Harbor Riverboats, L.L.C. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2005

Buffington Harbor Riverboats, L.L.C.

Balance Sheets

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$311,052	$82,639
Trade Receivables	32,723	56,626
Inventory	95,707	186,768
Prepaid expenses and other current assets	261,621	241,824
Due from members	1,843,853	4,527,999
Total current assets	2,544,956	5,095,856

Property, plant, and equipment, net	57,199,307	61,881,975

Other assets	82,359	101,248
Total assets	$59,826,622	$67,079,079

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$83,788	$71,152
Account payable	838,069	1,414,654
Accrued expense	443,772	390,012
Accrued property taxes	3,291,748	5,347,584
Total current liabilities	4,657,377	7,223,402

Capital lease obligations, net of current portion	304,704	388,491
Members' capital	54,864,541	59,467,186
Total liabilities and members’ capital	$59,826,622	$67,079,079

See accompanying notes.

Buffington Harbor Riverboats, L.L.C.

Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Revenues:
Food and beverage	$-	$757,381	$1,343,800
Related party	10,500,908	16,827,528	13,988,248
Other	644,549	849,718	763,317
Net revenues	11,145,457	18,434,627	16,095,365

Costs and expenses:
Food and beverage	1,161,267	1,732,499	2,646,737
General and administrative	9,805,323	16,495,832	13,026,312
Depreciation	4,897,362	4,788,031	4,848,501
Other	180,931	203,724	368,375
	16,044,883	23,220,086	20,889,925

Loss from operations	(4,899,426)	(4,785,459)	(4,794,560)

Interest (expense) income, net	(31,799)	(5,409)	(54,303)

Net loss	$(4,931,225)	$(4,790,868)	$(4,848,863)

See accompanying notes.

Buffington Harbor Riverboats, L.L.C.

Statements of Members’ Capital

	Member	Retained
	Contributions	Deficit	Total
Balance, December 31, 2001	$101,316,444	$(33,518,795)	$67,797,649
Capital contributions made by Trump Indiana, Inc.	358,918	-	358,918
Capital contributions made by The Majestic Star Casino, LLC	358,918	-	358,918
Net loss	-	(4,848,863)	(4,848,863)
Balance, December 31, 2002	$102,034,280	$(38,367,658)	$63,666,622
Capital contributions made by Trump Indiana, Inc.	295,716	-	295,716
Capital contributions made by The Majestic Star Casino, LLC	295,716	-	295,716
Net loss	-	(4,790,868)	(4,790,868)
Balance, December 31, 2003	$102,625,712	$(43,158,526)	$59,467,186
Capital contributions made by Trump Indiana, Inc.	164,290	-	164,290
Capital contributions made by The Majestic Star Casino, LLC	164,290	-	164,290
Net loss	-	(4,931,225)	(4,931,225)
Balance, December 31, 2004	$102,954,292	$(48,089,751)	$54,864,541

See accompanying notes.

Buffington Harbor Riverboats, L.L.C.
Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,931,225)	$(4,790,868)	$(4,848,863)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	4,897,362	4,788,031	4,848,501
Loss on disposal of fixed assets	32,476	-	10,861
Changes in operating assets and liabilities:
Decrease in trade receivables	23,903	36,161	(66,773)
Decrease (increase) in inventory	91,061	(5,476)	129,056
Increase in prepaid expenses and other current assets	(19,797)	(124,873)	11,042
Decrease in other assets	18,889	7,166	3,064
(Decrease) increase in accounts payable	(576,585)	701,778	277,551
(Decrease) increase in accrued expenses and accrued property taxes	(2,002,076)	4,302,270	(316,779)
Decrease (increase) in due from members	2,684,146	(4,879,166)	(207,302)
Net cash flows provided by operating activities	218,154	35,023	(159,642)

Cash flows from investing activities:
Purchases of property, plant, and equipment, net	(247,170)	(594,321)	(825,335)

Cash flows from financing activities:
Capital contributions, net	328,580	591,432	717,836
Principal payments under capital lease obligations	(71,151)	-	-
Net cash flows provided by financing activities	257,429	591,432	717,836

Net increase in cash and cash equivalents	228,413	32,134	(267,141)

Cash at beginning of year	82,639	50,505	317,646
Cash at end of year	$311,052	$82,639	$50,505

Supplemental disclosure of noncash information:
Equipment obtained through capital lease	$-	$459,643	$-

Buffington Harbor Riverboats, L.L.C.

Notes to Financial Statements

December 31, 2004

1. ORGANIZATION AND OPERATIONS

Trump Indiana, Inc. (Trump Indiana) and The Majestic Star Casino, LLC (Barden), the two holders of certificates of suitability for the Gary, Indiana riverboat casinos, formed Buffington Harbor Riverboats, L.L.C. (BHR or the Company) on September 27, 1995 and have entered into an agreement (the BHR Agreement) relating to the joint ownership, development, and operation of all common land-based and waterside operations in support of the Trump Indiana and Barden riverboat casinos. Under the BHR Agreement, BHR acquired property and constructed common roadways, utilities, and other infrastructure improvements on BHR’s property.

The BHR Agreement terminates on December 31, 2035, but may be extended through Trump Indiana’s and Barden’s mutual consent.

The BHR Agreement provides the framework for the operations of BHR. BHR relies on the continued financial support of Trump Indiana and Barden in order to support its operating activities and to meet its current working capital obligations.

On November 21, 2004, Trump Hotels & Casino Resorts, Inc. (THCR) and substantially all of its subsidiaries including Trump Indiana filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. On December 15, 2004, THCR filed a Plan of Reorganization and the related Disclosure Statement containing the terms of the proposed financial restructuring plan with the Bankruptcy Court. During the bankruptcy period, Trump Indiana has maintained its normal business operations and continues to maintain its capacity under the BHR Agreement. The BHR Agreement specifies that if at any time one of the partners were to become insolvent, the other partner would be required to maintain full support of BHR’s operating activities and to meet BHR’s working capital obligations.

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

Buffington Harbor Riverboats, L.L.C.

Notes to Financial Statements (continued)

ADVERTISING COSTS

Included in the land-based and waterside operations is the advertising of joint venture interests. BHR expenses advertising costs as incurred. Advertising costs were approximately $290,000, $252,000 and $291,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

3. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is comprised of the following:

	2004	2003
Land and land improvements	$34,500,080	$34,500,080
Building and improvements	41,346,655	41,205,469
Harbor improvements	19,573,497	19,564,697
Furniture, fixtures, and equipment	8,260,014	8,625,177
Construction-in-progress	75,919	50,476
	103,756,165	103,945,899
Less accumulated depreciation	46,556,858	42,063,924
Total property, plant, and equipment, net	$57,199,307	$61,881,975

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

4. LEASES

During the year ended December 31, 2003, BHR acquired equipment through a capital lease with a vendor. The lease had no stated interest rate so the Company has imputed interest at a rate of 8%. A summary of payments due under the capital lease obligation is as follows:

Buffington Harbor Riverboats, L.L.C.

Notes to Financial Statements (continued)

2005	$111,839
2006	111,839
2007	111,839
2008	111,839
2009	9,320
456,676
Amounts representing interest	(68,184)
388,492
Current portion	(83,788)
Long-term portion	$304,704

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

Buffington Harbor Riverboats, L.L.C.

Notes to Financial Statements (continued)

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

The majority of BHR’s employees are covered by a collective bargaining agreement. Such agreement expired in October 2004 and is still in negotiations. Management believes the agreement will be renewed with no material impact to its financial condition or results of operations.