Form 10-Q
period 2006-03-31
MAJESTIC STAR CASINO LLC
filed 2006-05-15
CIK 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of March 31, 2006, shares outstanding of each of the registrant’s classes of common stock:

        Class             Number of shares
        Not applicable     Not applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

Index

PART I	FINANCIAL INFORMATION		Page No.

	Item 1.	Financial Statements.

		Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)	1

		Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	2

		Condensed Consolidated Statements of Changes in Member’s Deficit for the three months ended March 31, 2006 and the year ended December 31, 2005 (unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	4

		Notes to the Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

	Item 4.	Controls and Procedures.	44

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings.	46

	Item 1A.	Risk Factors.	46

	Item 6.	Exhibits.	47

	SIGNATURES		S-1

i

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements.
THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,496,619	$32,368,249
Restricted cash	3,326,881	3,190,000
Accounts receivable, less allowance for doubtful accounts of $736,008 and
$668,575 as of March 31, 2006, and December 31, 2005, respectively	4,209,636	4,599,414
Inventories	793,135	787,881
Prepaid expenses and deposits	8,337,753	2,433,601
Receivable from affiliate	305,319	169,011
Other current assets	38,450	137,914
Total current assets	41,507,793	43,686,070

Property, equipment and improvements, net	273,892,396	278,132,483
Intangible assets, net	127,989,878	128,854,668
Goodwill	48,075,479	47,250,794

Other assets:
Deferred financing costs, net of accumulated amortization
of $3,293,443 and $2,529,369 as of March 31, 2006, and
December 31, 2005, respectively	14,823,594	15,263,897
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $142,965 and $19,519 as of
March 31, 2006, and December 31, 2005, respectively	2,798,046	2,804,227
Other assets	2,148,972	1,966,693
Total other assets	19,770,612	20,034,817

Total assets	$511,236,158	$517,958,832

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,890,858	$3,559,207
Short-term note payable	-	984,590
Current portion of long-term debt	167,820	174,447
Accrued liabilities:
Payroll and related	10,883,441	9,266,247
Interest	18,717,566	7,216,379
Property and franchise taxes	7,572,143	8,415,639
Other accrued liabilities	13,957,734	16,456,976
Total current liabilities	54,189,562	46,073,485

Long-term debt, net of current maturities	528,841,387	547,403,183
Long-term debt pushed down from Majestic Holdco, net of discount of $16,833,051
as of March 31, 2006, and $18,203,665 as of December 31, 2005, respectively	46,666,949	45,296,335

Total liabilities	629,697,898	638,773,003

Member's deficit	(118,461,740)	(120,814,171)

Total liabilities and member's deficit	$511,236,158	$517,958,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended
	March 31,
	2006	2005
OPERATING REVENUES:
Casino	$103,885,491	$71,082,647
Rooms	2,764,392	1,794,104
Food and beverage	4,355,076	3,510,376
Other	1,748,010	1,057,730
Gross revenues	112,752,969	77,444,857
Less promotional allowances	12,834,835	10,589,797
Net operating revenues	99,918,134	66,855,060

OPERATING COSTS AND EXPENSES:
Casino	22,930,677	17,292,879
Rooms	1,184,204	383,945
Food and beverage	2,116,372	1,501,341
Other	258,065	259,478
Gaming taxes	24,423,328	15,298,189
Advertising and promotion	4,150,145	3,493,500
General and administrative	15,028,535	10,406,497
Corporate expense	1,817,704	1,197,070
Economic incentive tax - City of Gary	1,806,989	1,163,362
Depreciation and amortization	7,772,749	4,635,935
Loss on investment in Buffington Harbor
Riverboats, LLC	-	605,698
(Gain) loss on disposal of assets	(14,990)	140
Total operating costs and expenses	81,473,778	56,238,034

Operating income	18,444,356	10,617,026

OTHER INCOME (EXPENSE):
Interest income	136,067	12,202
Interest expense	(13,313,889)	(7,236,375)
Interest expense - debt pushed down from Majestic Holdco	(1,494,358)	-
Other non-operating expense	(27,248)	(36,954)
Total other expense	(14,699,428)	(7,261,127)

Net income	$3,744,928	$3,355,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
For the Three Months Ended March 31, 2006 and the Year Ended December 31, 2005
(unaudited)

Member's Deficit
Balance, December 31, 2004	$(102,399,523)
Net loss	(5,301,690)
Contribution of Deficit in BHPA from Affiliate	(6,351,134)
Distributions to Barden Development, Inc.	(6,761,824)
Balance, December 31, 2005	$(120,814,171)
Net income	3,744,928
Distribution to Barden Development, Inc.	(1,392,497)
Balance, March 31, 2006	$(118,461,740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,744,928	$3,355,899
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,907,959	4,076,951
Amortization	864,790	558,984
Amortization of deferred financing costs	784,899	-
Amortization of bond discount on 12 1/2% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	1,494,358	-
Loss on investment in Buffington Harbor Riverboats, LLC	-	605,698
Loss (gain) on disposal of assets	(14,990)	140
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	389,778	(13,886)
Related party payables	(181,130)	-
Inventories	(5,254)	39,590
Prepaid expenses and deposits	(5,904,150)	(1,601,993)
Other assets	(82,815)	(581,309)
Accounts payable	223,032	127,665
Accrued payroll and other expenses	1,172,896	539,812
Accrued interest	11,501,772	6,633,766
Other accrued liabilities	(4,514,800)	599,736
Net cash provided by operating activities	16,381,273	14,341,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-
Acquisition of property and equipment	(3,161,899)	(3,147,585)
Additional acquisition costs related to Trump Indiana acquisition	188,795	-
Decrease in prepaid leases and deposits	-	2,000
Proceeds from disposal of equipment	168,874	-
Net cash used in investing activities	$(2,941,111)	$(3,145,585)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	$(48,239)	$-
Issuance costs for the 9 3/4% senior notes	(241,463)	-
Issuance costs for 12 1/2% senior discounted notes
pushed down from Majestic Holdco	(76,580)	-
Proceeds from line of credit	1,269,560	3,000,000
Repayment of line of credit	(19,800,000)	(8,000,000)
Advances to affiliates - net	-	(2,871,634)
Repayment of debt	(1,022,573)	-
Distributions to Barden Development, Inc.	(1,392,497)	(1,153,493)
Net cash used in financing activities	(21,311,792)	(9,025,127)

Net (decrease) increase in cash and cash equivalents	(7,871,630)	2,170,341

Cash and cash equivalents, beginning of period	32,368,249	16,721,729

Cash and cash equivalents, end of period	$24,496,619	$18,892,070

	For The Three Months Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID:
Line of credit	$1,164,709	$602,610
City of Black Hawk - note payable	15,410	-
Other	6,131	-
Total	$1,186,250	$602,610

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$240,048	$989,493
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	129,058	-
Severance costs included in goodwill and accrued payroll	444,298	-
Total	$813,404	$989,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company is a multi-jurisdictional gaming company with operations in three states - Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”, together the “Majestic Properties”). As of December 21, 2005, the Company also owns 100% of Buffington Harbor Riverboats, L.L.C. (“BHR”), that had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 4 - Trump Indiana Acquisition. Also, as part of the Trump Indiana Acquisition, the Company acquired 50% of Buffington Harbor Parking Associates, LLC (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company.

The Company also owns other subsidiaries that operate the following “Fitzgeralds-brand” casino properties during the periods presented in the accompanying consolidated financial statements:

•	A casino-hotel located in Tunica County, Mississippi (“Fitzgeralds Tunica”).

•
A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”). On July 12, 2004, the Company entered into an agreement to sell substantially all of the net assets of Fitzgeralds Black Hawk, which sale was subsequently terminated as of April 14, 2005. The financial information for Fitzgeralds Black Hawk has been presented as continuing operations for all periods presented in the accompanying statements of operations. See Note 2 - Basis of Presentation.

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% senior secured notes (the “Senior Secured Notes”) due 2010. MSCC has no assets or operations. See Note 8 - Long Term Debt.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% senior notes (the “Senior Notes”) due 2011. MSCC II has no assets or operations. See Note 8 - Long Term Debt.

Following the completion of the defeasance of the remaining Majestic Investor Holdings, LLC (“Investor Holdings”) 11.653% notes (“Investor Notes”) on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp (an entity created to facilitate the issuance of the Investor Notes). We also merged Majestic Investor, LLC and Investor Holdings into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Barden Mississippi, LLC and Barden Colorado, LLC direct subsidiaries of The Majestic Star Casino, LLC.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2005.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheet as of March 31, 2006 and December 31, 2005 includes the $46.7 million and $45.3 million, respectively, of Discount Notes, net of discount, issued by Majestic Holdco in connection with the Trump Indiana Acquisition in December 2005 (see Note 4). The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.8 million of Discount Notes issuance costs, net of amortization, on its consolidated balance sheets as of March 31, 2006 and December 31, 2005, and amortization of issuance costs of $124,000 and interest expense of $1.4 million on its consolidated statement of operations for the quarter ended March 31, 2006. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

TERMINATED SALE OF FITZGERALDS BLACK HAWK - On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk. On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado. Because the Purchase Agreement was mutually terminated in April 2005, the financial information of Fitzgeralds Black Hawk has been reclassified to be presented as continuing operations. During the period the property was considered as held for sale, no depreciation or amortization expense was recognized on any of the assets. When the sale was terminated, in April 2005, the depreciation and amortization of the assets was caught up as if the sale had not been contemplated.

PURCHASE OF TRUMP INDIANA, INC. - On December 21, 2005, the Company completed the stock purchase of Trump Indiana, which included Trump Indiana’s 50% interests in BHR and BHPA. (See Note 4 - Trump Indiana Acquisition.)

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $8.0 million and $6.6 million for the quarters ended March 31, 2006, and 2005, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

	For The Three Months Ended March 31,
	2006	2005
Rooms	$588,356	$608,693
Food and Beverage	2,569,654	2,249,667
Other	116,866	112,800
Total	$3,274,876	$2,971,160

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances.

	For The Three Months Ended March 31,
	2006	2005
Cash based promotional activities	$6,162,999	$5,266,399
Slot club and other	1,795,855	1,295,040
Retail cost of rooms, food, beverage and other	4,875,981	4,028,358
Total	$12,834,835	$10,589,797

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 without any material impact on the Company’s financial position, results of operations or cash flows.

•
Financial Accounting Standards No 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 without any material impact on the Company’s financial position, results of operations or cash flows.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 4. TRUMP INDIANA ACQUISITION

On December 21, 2005, the Company acquired Trump Indiana (subsequently renamed Majestic Star II) pursuant to a Stock Purchase Agreement (“SPA”) dated November 3, 2005 with Trump Entertainment Resorts Holdings, L.P. (“TERH”) for a purchase price of $253.0 million, subject to certain specified adjustments. Trump Indiana owned and operated a riverboat casino and land-based hotel adjacent to Majestic Star. As a result of the stock purchase, we acquired Trump Indiana’s 50% interest in our joint venture, BHR, which owns and operates the land-based pavilion and docking facility. The Company also acquired Trump Indiana’s 50% interest in BHPA, a joint venture with an affiliate of ours (which contributed its interest in BHPA at closing of the Trump Indiana acquisition) which owns and operates the parking garage.

The Company’s consolidated statement of operations for the quarter ended March 31, 2006 includes results for Majestic Star II, BHR and BHPA. Prior to the purchase, the operations for BHR were accounted for under the equity method of accounting as an investment in a joint venture. Also, prior to December 21, 2005, the Company was a lessee of the parking garage owned and operated by BHPA. With the acquisition of Trump Indiana and contribution of our affiliate’s equity interest in BHPA, the lease was terminated and we recognized all of the operating expenses of BHPA during the quarter ended March 31, 2006.

The acquisition of Trump Indiana is being accounted for under the purchase method of accounting. In order to assist the Company in assigning values to the assets acquired and liabilities assumed, the Company engaged a third party to assist with the valuation of the significant identifiable intangible assets acquired, as well as the other tangible assets acquired and certain liabilities assumed. The third party valuation report is still in draft form. In addition, the Company is working with TERH on finalizing the working capital adjustment to the purchase price. Since the purchase price allocation is still in process, the valuation of intangible and tangible assets, and liabilities assumed is subject to refinement. Changes to the allocation of the purchase price may also affect goodwill. The Company has up to one year from the acquisition date to finalize the valuation of intangible and tangible assets, and assumed liabilities.

Since December 31, 2005, goodwill had been adjusted as follows:

Goodwill as of December 31, 2005	$41,328,396

Severance payments	1,127,063
Other	(302,378)

Goodwill as of March 31, 2006	$42,153,081

Prior to the Trump Indiana acquisition, the Company had identified approximately $14.4 million of costs that would be eliminated as part of our acquisition plan. In the first quarter of 2006, the Company began laying off employees to execute on this plan. In conjunction with the layoffs, the Company incurred severance and other compensation that was outside the normal compensation and bonuses payable to its laid off employees. The Company has capitalized severance and other compensation accrued or paid as goodwill pursuant to the guidance in EITF 95-3.

In the first quarter of 2006, the Company incurred additional costs related to the acquisition in the amount of $0.2 million. These additional costs are comprised principally of professional fees.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 5. RESTRICTED CASH

As part of a self-insured worker’s compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Majestic Star II also has a self-insured worker’s compensation program which required a $1.0 million letter of credit which is collateralized by a $1.0 million certificate of deposit. BHR also has a self-insured worker’s compensation program which required a $0.1 million letter of credit which is collateralized by a $0.1 million certificate of deposit. Our certificates of deposit are recorded in Restricted Cash on the Company’s consolidated balance sheets.

To secure payment of claims under the worker’s compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, Investor Holdings was required to post a letter of credit of $1.25 million. This letter of credit is secured by a certificate of deposit. The letter of credit and certificate of deposit have been assigned to The Majestic Star Casino, LLC as a result of the merger of Investor Holdings into the Company.

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

NOTE 6. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of March 31, 2006 and December 31, 2005 are as follows:

As of March 31, 2006	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	March 31, 2006	Life
Intangible assets:	(in thousands)
Customer relationship	$24,540	$(4,817)	$19,723	8 yrs
Trade name	3,450	(1,490)	1,960	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(93)	607	15 yrs
Total intangible assets	$134,390	$(6,400)	$127,990

As of December 31, 2005	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2005	Life
Intangible assets:	(in thousands)
Customer relationship	$24,540	$(4,050)	$20,490	8 yrs
Trade name	3,450	(1,403)	2,047	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(82)	618	15 yrs
Total intangible assets	$134,390	$(5,535)	$128,855

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In December 2005, the Company recorded intangible assets from the Trump Indiana Acquisition of $105.7 million relating to the value of the gaming license and $16.7 million for the value assigned to the customer database. The Company utilized an independent third-party valuation to assist with the preliminary allocation of the purchase price. (See Note 4).

In accordance with SFAS 144, Fitzgeralds Black Hawk discontinued amortizing its intangible assets on July 12, 2004, the date of the sales agreement. Consequently, there had been no amortization of expense recorded on its intangible assets for the period July 12, 2004 to April 14, 2005 (the date the Fitzgeralds Black Hawk was no longer considered held for sale).

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

BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump Indiana had each entered into an agreement with BHR (the “Berthing Agreement”) to use the BHR Property for their respective gaming operations and committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR were billed to Trump Indiana and the Company at cost. Accordingly, BHR recorded as expenses the cost of providing such services and recorded as other revenues the amounts billed to Trump Indiana and the Company.

The Company paid to BHR approximately $1.3 million of berthing fees for the three-month period ended March 31, 2005. Such amounts were recorded in general and administrative expense in the consolidated statements of operations. On December 21, 2005, BHR became a wholly owned subsidiary and the Berthing Agreements between BHR and the Company and BHR and Trump Indiana were terminated.

Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. Late in 2003, two new restaurants opened at BHR. Passports-A World Class Buffet (“Passports”) replaced the existing buffet and Koko Taylor’s Blues Cafe (“Koko Taylor’s”) replaced the South Shore Grill. In addition, both Passports and Koko Taylor’s are run by a third party operator. The Company sends guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charge the Company for the meals served and the services provided. The Company paid approximately $0.9 million to these restaurants, other food and beverage operators and for valet services for the three-month period ended March 31, 2005. Food, beverage and valet costs are recorded in casino expense in the Company’s consolidated statements of operations. After the Company and Trump Indiana reimbursed BHR for all cash operational losses, the remaining net loss of BHR resulted from depreciation expense associated with the BHR property and was recorded as equity in loss of joint venture in the Company’s consolidated statements of operations. Such loss was approximately $0.6 million for the three-month period ended March 31, 2005.

The following represents selected financial information for BHR for the three-month period ended March 31, 2005 when the Company accounted for its 50% interest in BHR under the equity method:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

STATEMENT OF OPERATIONS	For the
Three Months Ended
March 31, 2005

Gross revenues	$3,048,670

Operating loss	$(1,211,340)

Net loss	$(1,211,398)

BHR Sales and Use Tax Assessments

1998-2001 Tax Years. In October 2002, the Indiana Department of Revenue (the “Department”) assessed BHR for unpaid use tax for 1998 and unpaid sales and use taxes for 1999 through 2001 in the total amount of $0.4 million, excluding interest. The assessments related to purchases of capital assets and supplies, vehicle leases and rental of other items of personal property, for which no sales tax was paid and no use tax was self-assessed. In addition, for the years 1999 through 2001, the Department assessed tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members, Majestic Star and Trump Indiana. Sales tax was assessed on BHR’s cost of the food, as measured by the members’ periodic reimbursements to BHR. BHR paid the use tax portion of the assessment and filed a protest of the proposed assessments of sales tax in December 2002.

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

The Department conducted a hearing on the protest in August 2005 and in October 2005, issued a ruling waiving penalties but upholding the proposed $0.4 million assessment. BHR filed a petition with the Indiana Tax Court in March 2006, protesting the Department’s ruling with regard to the 1999-2001 tax years. The Tax Court has scheduled a preliminary pre-trial conference in that case for May 19, 2006.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in sales and use taxes for the 2002 tax year, inclusive of interest and penalties, for many of the same sales tax and use tax items as were assessed for the earlier years. However, for 2002, unlike prior years, the Department assessed sales tax on complimentary food provided to the patrons of Majestic Star and Trump Indiana based on the retail value of the items provided rather than on the cost of those items to BHR. BHR has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding of $0.2 million relates to the same issues as are faced by Majestic Star in its sales and use tax audits (see Note 9). BHR has protested the remainder of the assessments for 2002. The Department held a hearing on the 2002 tax year on April 7, 2006, and is expected to issue its ruling later this year. In March 2006, the Department provided BHR with preliminary audit reports indicating its intention to assess BHR $0.3 million sales and use tax exclusive of interest and penalties for tax years 2003 and 2004. No notice of proposed assessment has yet been received by BHR for those years. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TEHR is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities.

NOTE 8. LONG-TERM DEBT

	March 31, 2006	December 31, 2005
Long-term debt outstanding is as follows:
$300,000,000 of 9 ½% senior secured notes	$300,000,000	$300,000,000
$200,000,000 of 9 ¾% senior notes	200,000,000	200,000,000
$80,000,000 senior secured credit facility	28,681,906	47,212,346
Capitalized leases and other debt	327,301	365,284
Total long-term debt	529,009,207	547,577,630
Less current maturities	167,820	174,447
Total long-term debt, net of current maturities	$528,841,387	$547,403,183

DEBT OFFERINGS AND RELATED TRANSACTIONS

On December 21, 2005, the Company issued $40.0 million of 9 ½% Senior Secured Notes due 2010 (the “Additional Senior Secured Notes”) and $200.0 million of 9 ¾% Senior Notes due 2011 (the “Senior Notes”). The Additional Senior Secured Notes have terms, guarantees and conditions that are substantially similar to the $260.0 million of 9 ½% senior secured notes issued by the Company in October 2003 (together with the Additional Senior Secured Notes, the “Senior Secured Notes”). The Senior Notes are unsecured obligations of the Company, ranking equally with all existing and future senior unsecured obligations and senior to all of the Company’s existing and future subordinated indebtedness. However, as neither the Senior Notes nor the related guarantees are secured, they are effectively subordinated to all of the Company’s senior secured indebtedness, including the $300.0 million aggregate principal amount of the Senior Secured Notes and the Company’s $80.0 million senior secured credit facility (the “Senior Secured Credit Facility”), to the extent of the value of the assets securing such indebtedness.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In addition, on December 21, 2005, the parent to the Company, Majestic Holdco, issued $63.5 million aggregate principal at maturity of 12 ½% Senior Discount Notes (the "Discount Notes") due 2011. The net proceeds from the Discount Notes were contributed to the Company to assist in funding the transactions discussed above. The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility) and are effectively subordinated in respect of the capital stock of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. The indentures governing the Senior Notes and Senior Secured Notes restrict distributions from the Company to Majestic Holdco unless certain financial tests have been met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

SENIOR SECURED NOTES

The Senior Secured Notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year and have a maturity date of October 15, 2010. The Senior Secured Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp.).The Senior Secured Notes are secured by a pledge of substantially all of the Company’s and its subsidiaries’ current and future assets, other than certain excluded assets. The Senior Secured Notes are also collateralized by our equity interests held by Majestic Holdco and our equity interests in the subsidiary guarantors.

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

On or after October 15, 2007, the Senior Secured Notes may be redeemed at the redemption prices that start at 104.75% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption. In addition, prior to October 15, 2006, up to 35% of the original aggregate principal amount of the Senior Secured Notes may be redeemed at a redemption price of 109.500%, plus accrued and unpaid interest to the date of redemption with the net proceeds of certain equity offerings.

SENIOR NOTES

The Senior Notes bear interest at a fixed annual rate of 9.75% payable on April 15 and October 15 of each year and have a maturity date of January 15, 2011. The Senior Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp and Majestic Star Casino Capital Corp II). The Senior Notes are senior unsecured obligations of the Company, ranking equally with all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness. The Senior Notes are effectively subordinated to the Senior Secured Notes and the Company’s Senior Secured Credit Facility.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

On or after October 15, 2008, the Senior Notes may be redeemed at the redemption prices that start at 104.875% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption. Prior to October 15, 2008, up to 35% of the original aggregate principal amount of the Senior Notes may be redeemed at a redemption price of 109.750%, plus accrued and unpaid interest to the date of redemption with the net proceeds of certain equity offerings.

SENIOR SECURED CREDIT FACILITY

The Company has an $80.0 million Senior Secured Credit Facility, which is secured by all of the equity of the Company and its restricted subsidiaries and by its and its restricted subsidiaries’ current and future assets, other than certain excluded assets. The lien on the collateral securing the Senior Secured Credit Facility is senior to the lien on the collateral securing the Senior Secured Notes and the guarantees of the Senior Secured Notes. Borrowings under the Senior Secured Credit Facility bear interest at the Company’s choice of LIBOR plus a range of 2.50% to 3.00% or the agent bank’s base rate (which approximates the prime rate) plus a range of 0.00% to 0.50%. The range is determined based on Company’s EBITDA (as defined in the loan and security agreement governing the Senior Secured Credit Facility and amendments thereto). Full payment of any outstanding balance under the Senior Secured Credit Facility is due upon maturity of the agreement in April 2010. The Company’s Senior Secured Credit Facility contains customary conditions to borrowing and contains representations and warranties customary in other gaming-related financings. The loan and security agreement governing the Senior Secured Credit Facility contains certain financial covenants and restrictions, which among other things, restrict indebtedness, investments, distributions and mergers and requires the Company to maintain, as defined in the covenants (as amended), minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. At March 31, 2006 and December 31, 2005, the Company had available borrowing capacity under the Senior Secured Credit Facility of $51.3 million and $32.8 million, respectively.

The Company has entered into various amendments to the loan and security agreement governing the Senior Secured Credit Facility as listed in the Company’s Report on Form 10-K for the year ended December 31, 2005. In addition to those amendments, on April 13, 2006, the Company entered into Amendment Number Five (“Amendment Five”). Amendment Five modifies the interest coverage ratio financial covenant for the twelve month period ended March 31, 2006. Pursuant to Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio has been amended to 1.8:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes. The interest expense on Majestic Holdco’s Discount Notes is being pushed down to the Company pursuant to SEC Staff Accounting Bulletin, Topic 5(J). Majestic Holdco’s Discount Notes are not guaranteed by the Company or any of its direct or indirect subsidiaries and none of the Company’s or its direct or indirect subsidiaries’ equity or assets secure the Discount Notes of Majestic Holdco. As of March 31, 2006, the Company was in compliance with all of its debt covenants.

OTHER DEBT

The Company has various capital leases of approximately $0.3 million and other debt for equipment. The debt obligations are of a short duration.

DISCOUNT NOTES

The Discount Notes were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12.5%, which is paid in kind to October 15, 2008. On April 15, 2009, Majestic Holdco will be required to cash pay the interest on the Discount Notes. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company or BDI to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Discount Notes mature on October 15, 2011.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

INTERCREDITOR AGREEMENT

The trustee under the Senior Secured Notes Indenture (as collateral agent) and Wells Fargo Foothill, Inc., the agent under the Senior Secured Credit Facility are parties to the intercreditor agreement which provides for the contractual subordination of the liens on the collateral securing the Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the Senior Secured Credit Facility.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

SHORT-TERM NOTE PAYABLE

The Company entered into a note in the amount of $1.0 million with the City of Black Hawk in December 2005 as part of the financing of the Company’s acquisition of 2.45 acres of vacant land from the City of Black Hawk. The Company paid the note in full on March 31, 2006, the due date. The note contained no stipulated interest rate. The Company imputed interest at 7.75%.

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company’s business. Except as described in our Report on Form 10-K for the year ended December 31, 2005, Management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Report on Form 10-K for the year ended December 31, 2005 for a full description of our legal proceedings.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

TAX MATTERS

Majestic Star Income Tax Protest The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Department. On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006, and is expected to issue its ruling later this year. BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI's non-resident shareholder have timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. In April 2005, and again in April 2006, BDI’s non-resident shareholder paid Indiana state income tax for fiscal years 2004 and 2005 pursuant to the Indiana Tax Court’s decision in Aztar. BDI’s non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal years 2004 and 2005.

Majestic Star Sales and Use Tax Assessments In October 2005, the Department assessed Majestic Star for unpaid sales and use taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. On November 15, 2005, Majestic Star paid $0.2 million under the State of Indiana amnesty program to eliminate all use tax and a portion of the sales tax assessment for the 2001 through 2004 tax years. All penalties and interest associated with such payments were waived in their entirety pursuant to Indiana law. The remaining $0.1 million of the assessment relates to:

1. The difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and

2. Sales tax on the retail value of complimentary food provided to Majestic Star’s customers.

Both 1 and 2 above relate to the period August 2003 through 2004. On November 15, 2005, Majestic Star filed a protest of the proposed assessments protesting the sales tax assessments related to this period. The Department held a hearing on the 2003 and 2004 tax years on April 7, 2006, and is expected to issue its ruling later this year.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At that time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003, on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and Majestic Star appealed those denials to the Indiana Tax Court on March 27, 2006. The Tax Court has scheduled a preliminary pre-trial conference in that case for May 19, 2006. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving its customers on a complimentary basis based on the Hyatt decision. (See Note 7 - Investment in Buffington Harbor Riverboat, L.L.C. for a discussion of Hyatt.)

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements include the $63.5 million of Discount Notes, net of discount of $16.8 million, and $18.2 million as of March 31, 2006 and December 31, 2005, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other concurrent refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

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

During the quarters ended March 31, 2006 and 2005, Majestic Star made distributions totaling $1.4 million and $1.2 million to BDI pursuant to the Manager Agreement.

BHPA Contribution. On December 21, 2005, in conjunction with the closing of the Trump Indiana acquisition, Mr. Barden, through BDI, who owns all of the equity of AMB Parking, LLC (“AMB”), which owned a 50% joint venture interest in BHPA, contributed all of AMB’s interest in BHPA to the Company. Such contribution was made without payment of any consideration by the Company.

BHPA Rent Expense. During the quarter ended March 31, 2005, the Company incurred rent expense payable to BHPA totaling $0.5 million. As of March 31, 2005, our accrued rent payable to BHPA was $1.6 million. As a result of our acquisition of Trump Indiana and the contribution of AMB Parking’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company and the parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in general and administrative expenses in the consolidated statements of operations. For the each of the quarters ended March 31, 2006 and 2005, the Company charged Barden Nevada $0.4 million pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo, the agent bank under the Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of March 31, 2006, the principal balance of the promissory note was $0.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Report on Form 10-K for the year ended December 31, 2005. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment for the quarters ended March 31, 2006 and 2005 and a summary of the Properties’ assets and goodwill as of March 31, 2006 and December 31, 2005 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net revenues:
Majestic Star	$35,108	$36,176
Majestic Star Casino II	34,284	-
Buffington Harbor Riverboats	119	-
Buffington Harbor Parking Associates	-	-
Total Majestic Properties	69,511	36,176
Fitzgeralds Tunica	21,733	21,516
Fitzgeralds Black Hawk	8,674	9,163
Total	$99,918	$66,855

Operating income (loss):
Majestic Star	$9,248	$5,628
Majestic Star Casino II	9,519	-
Buffington Harbor Riverboats	(3,541)	-
Buffington Harbor Parking Associates	(361)	-
Total Majestic Properties	14,865	5,628
Fitzgeralds Tunica	3,679	3,305
Fitzgeralds Black Hawk	1,742	2,971
Corporate (1)	(1,842)	(1,217)
Majestic Investor Holdings (2)	-	(70)
Total	$18,444	$10,617

Segment depreciation and amortization:
Majestic Star	$1,871	$2,071
Majestic Star Casino II	2,092	-
Buffington Harbor Riverboats	920	-
Buffington Harbor Parking Associates	144	-
Total Majestic Properties	5,027	2,071
Fitzgeralds Tunica	2,146	2,476
Fitzgeralds Black Hawk	576	-
Corporate (1)	24	20
Majestic Investor Holdings (2)	-	69
Total	$7,773	$4,636

Expenditure for additions to long-lived assets:
Majestic Star	$2,077	$891
Majestic Star Casino II	76	-
Buffington Harbor Riverboats	13	-
Fitzgeralds Tunica	502	1,850
Fitzgeralds Black Hawk	489	407
Corporate (1)	5	-
Total	$3,162	$3,148

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	As of	As of
	March 31,	December 31,
	2006	2005
	(in thousands)
Segment assets:
Majestic Star (3)	$117,469	$243,475
Majestic Star Casino II	225,598	229,246
Buffington Harbor Riverboats	53,015	53,751
Buffington Harbor Parking Associates	22,002	21,592
Fitzgeralds Tunica	73,704	75,406
Fitzgeralds Black Hawk	37,338	31,688
Corporate (3)	381,254	289,353
Majestic Investor Holdings (2)	-	1,896
Total	910,380	946,407
Less: Intercompany	(399,144)	(428,448)
Total	$511,236	$517,959

Goodwill
Majestic Star Casino II	$42,153	$41,328
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,925	1,925
Total	$48,076	$47,251

(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2) Majestic Investor Holdings was merged into the Company on March 22, 2006.

(3) The combined assets of Majestic Star and Corporate include intercompany receivables from Majestic Star II, Fitzgeralds Tunica, BHR, BHPA, and Fitzgeralds Black Hawk totaling approximately $399.1 million at March 31, 2006. At December 31, 2005, the combined assets of Majestic Star include intercompany receivables from Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $428.4 million. Intercompany receivables are eliminated in consolidation.

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes, the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica, Fitzgeralds Black Hawk, BHR and BHPA are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (co-issuer of the Senior Secured Notes but an entity with no operations), the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,036,241	$-	$13,460,378	$-			$24,496,619
Restricted cash	2,166,881	-	1,160,000	-			3,326,881
Accounts receivable, net	1,184,161	-	3,025,475	-			4,209,636
Inventories	61,168	-	731,967	-			793,135
Prepaid expenses and deposits	2,451,956	-	5,885,797	-			8,337,753
Receivable from affiliate	642,988	-	4,537,110	(4,874,779)	(a	)	305,319
Investment in subsidiaries	89,927,510	-	-	(89,927,510)	(b	)	-
Other current assets	-	-	38,450	-			38,450
Total current assets	107,470,905	-	28,839,177	(94,802,289)			41,507,793

Property, equipment and improvements, net	75,137,621	-	198,754,775	-			273,892,396
Intangible assets, net	-	-	127,989,878	-			127,989,878
Goodwill	-	-	48,075,479	-			48,075,479
Other assets:
Deferred financing and transaction costs
related to the acquisition of Trump Indiana	14,823,594	-	-	-			14,823,594
Deferred financing and transaction costs
pushed down from Majestic Holdco (1)	2,798,046	-	-	-			2,798,046
Long term receivable - related party	298,084,202	-	6,257,546	(304,341,748)	(a	)	-
Other assets	408,421	-	1,740,551	-			2,148,972
Total other assets	316,114,263	-	7,998,097	(304,341,748)			19,770,612
Total assets	$498,722,789	$-	$411,657,406	$(399,144,037)			$511,236,158

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,031,594	$-	$1,859,264	$-			$2,890,858
Current portion of long-term debt	-	-	167,820	-			167,820
Payable to related party	4,537,061	-	337,718	(4,874,779)	(a	)	-
Accrued liabilities:
Payroll and related	3,841,853	-	7,041,588	-			10,883,441
Interest	18,717,566	-	-	-			18,717,566
Property and franchise taxes	3,146,894	-	4,425,249	-			7,572,143
Other accrued liabilities	4,303,160	-	9,654,574	-			13,957,734
Total current liabilities	35,578,128	-	23,486,213	(4,874,779)			54,189,562

Due to related parties	6,257,546	-	298,084,202	(304,341,748)	(a	)	-
Long-term debt, net of current maturities	528,681,906	300,000,000	159,481	(300,000,000)	(c	)	528,841,387
Long-term debt pushed down from Majestic Holdco (2)	46,666,949	-	-	-			46,666,949
Total liabilities	617,184,529	300,000,000	321,729,896	(609,216,527)			629,697,898
Member's (deficit) equity	(118,461,740)	(300,000,000)	89,927,510	210,072,490	(b) (c	)	(118,461,740)
Total liabilities and member's (deficit) equity	$498,722,789	$-	$411,657,406	$(399,144,037)			$511,236,158

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of March 31, 2006

(a)	To eliminate intercompany receivable and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)
As more fully described in Note 8. Long-Term Debt, the Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

(1)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,085,458	$-	$25,282,791	$-			$32,368,249
Restricted cash	900,000	-	2,290,000	-			3,190,000
Accounts receivable, net	1,528,727	-	3,070,687	-			4,599,414
Inventories	60,476	-	727,405	-			787,881
Prepaid expenses and deposits	918,195	-	1,515,406	-			2,433,601
Receivable from affiliate	9,851,352	-	-	(9,682,341)	(a	)	169,011
Other current assets	-	-	137,914	-			137,914
Total current assets	20,344,208	-	33,024,203	(9,682,341)			43,686,070

Property, equipment and improvements, net	75,421,809	-	202,710,674	-			278,132,483
Intangible assets, net	-	-	128,854,668	-			128,854,668
Goodwill	-	-	47,250,794	-			47,250,794
Other assets:
Deferred financing and transaction cost
related to the acquisition of Trump Indiana	15,263,897	-	-	-			15,263,897
Deferred financing and transaction cost
pushed down from Majestic Holdco (1)	2,804,227	-	-	-			2,804,227
Long term receivable - related party	418,765,178	-	-	(418,765,178)	(a	)	-
Other assets	228,363	-	1,738,330	-			1,966,693
Total other assets	437,061,665	-	1,738,330	(418,765,178)			20,034,817
Total assets	$532,827,682	$-	$413,578,669	$(428,447,519)			$517,958,832

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,775,675	$-	$1,783,532	$-			$3,559,207
Note payable	-	-	984,590	-			984,590
Current portion of long-term debt	-	-	174,447	-			174,447
Payable to related party	714,240	-	8,968,101	(9,682,341)	(a	)	-
Accrued liabilities:
Payroll and related	3,095,817	-	6,170,430	-			9,266,247
Interest	7,215,793	-	586	-			7,216,379
Property and franchise taxes	3,763,331	-	4,652,308	-			8,415,639
Other accrued liabilities	5,465,515	-	10,991,461	-			16,456,976
Total current liabilities	22,030,371	-	33,725,455	(9,682,341)			46,073,485

Investment in subsidiaries	23,381,935	-	-	(23,381,935)	(b	)	-
Due to related parties	15,720,866	-	403,044,312	(418,765,178)	(a	)	-
Long-term debt, net of current maturities	547,212,346	300,000,000	190,837	(300,000,000)	(c	)	547,403,183
Long-term debt pushed down from Majestic Holdco (2)	45,296,335	-	-	-			45,296,335
Total liabilities	653,641,853	300,000,000	436,960,604	(751,829,454)			638,773,003
Member's deficit	(120,814,171)	(300,000,000)	(23,381,935)	323,381,935	(b) (c	)	(120,814,171)
Total liabilities and member's deficit	$532,827,682	$-	$413,578,669	$(428,447,519)			$517,958,832

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of December 31, 2005

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

(1)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$36,449,145	$-	$67,436,346	$-			$103,885,491
Rooms	-	-	2,764,392	-			2,764,392
Food and beverage	502,154	-	3,852,922	-			4,355,076
Other	684,398	-	1,063,612	-			1,748,010
Gross revenues	37,635,697	-	75,117,272	-			112,752,969
Less promotional allowances	2,527,220	-	10,307,615	-			12,834,835
Net operating revenues	35,108,477	-	64,809,657	-			99,918,134

OPERATING COSTS AND EXPENSES:
Casino	6,336,859	-	16,593,818	-			22,930,677
Rooms	-	-	1,184,204	-			1,184,204
Food and beverage	509,162	-	1,607,210	-			2,116,372
Other	173	-	257,892	-			258,065
Gaming taxes	10,401,865	-	14,021,463	-			24,423,328
Advertising and promotion	1,385,138	-	2,765,007	-			4,150,145
General and administrative	4,438,775	-	10,589,760	-			15,028,535
Corporate expense	1,817,704	-	-	-			1,817,704
Economic incentive tax - City of Gary	920,732	-	886,257	-			1,806,989
Depreciation and amortization	1,894,304	-	5,878,445	-			7,772,749
Gain on disposal of assets	(2,727)	-	(12,263)	-			(14,990)
Total operating costs and expenses	27,701,985	-	53,771,793	-			81,473,778

Operating income	7,406,492	-	11,037,864	-			18,444,356

OTHER INCOME (EXPENSE):
Interest income	74,620	-	61,447	-			136,067
Interest expense	(13,451,786)	-	137,897	-			(13,313,889)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(1,494,358)	-	-	-			(1,494,358)
Other non-operating expense	(27,248)	-	-	-			(27,248)
Equity in net income of subsidiaries	11,237,208	-	-	(11,237,208)	(a	)	-
Total other expense	(3,661,564)	-	199,344	(11,237,208)			(14,699,428)

Net income	$3,744,928	$-	$11,237,208	$(11,237,208)			$3,744,928

(a)	To eliminate equity in net income of subsidiaries.

(1)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Includes interest expense on Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$38,697,169	$-	$32,385,478	$-	$71,082,647
Rooms	-	-	1,794,104	-	1,794,104
Food and beverage	442,523	-	3,067,853	-	3,510,376
Other	665,118	-	392,612	-	1,057,730
Gross revenues	39,804,810	-	37,640,047	-	77,444,857
Less promotional allowances	3,629,072	-	6,960,725	-	10,589,797
Net operating revenues	36,175,738	-	30,679,322	-	66,855,060

OPERATING COSTS AND EXPENSES:
Casino	7,131,087	-	10,161,792	-	17,292,879
Rooms	-	-	383,945	-	383,945
Food and beverage	512,287	-	989,054	-	1,501,341
Other	-	-	259,478	-	259,478
Gaming taxes	11,070,263	-	4,227,926	-	15,298,189
Advertising and promotion	1,724,678	-	1,768,822	-	3,493,500
General and administrative	6,270,029	-	4,136,468	-	10,406,497
Corporate expense	1,197,070	-	-	-	1,197,070
Economic incentive tax - City of Gary	1,163,362	-	-	-	1,163,362
Depreciation and amortization	2,090,447	-	2,545,488	-	4,635,935
Loss on investment in Buffington
Harbor Riverboats, LLC	605,698	-	-	-	605,698
Loss on disposal of assets	-	-	140	-	140
Total operating costs and expenses	31,764,921	-	24,473,113	-	56,238,034

Operating income	4,410,817	-	6,206,209	-	10,617,026

OTHER INCOME (EXPENSE):
Interest income	4,968	-	7,234	-	12,202
Interest expense	(6,761,807)	-	(474,568)	-	(7,236,375)
Other non-operating expense	(36,954)	-	-	-	(36,954)
Equity in net income of subsidiaries	5,738,875	-	-	(5,738,875)	-
Total other expense	(1,054,918)	-	(467,334)	(5,738,875)	(7,261,127)

Net income	$3,355,899	$-	$5,738,875	$(5,738,875)	$3,355,899

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES: (1)	$18,754,085	$-	$(2,372,812)	$-	$16,381,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(16,881)	-	(120,000)	-	(136,881)
Additional acquisition costs related to
Trump Indiana acquisition	-	-	188,795	-	188,795
Acquisition of property and equipment	(2,081,598)	-	(1,080,301)	-	(3,161,899)
Merger of Majestic Investor Holdings into Majestic Star	600,328	-	(600,328)	-	-
Proceeds from disposal of assets	134,068	-	34,806	-	168,874
Net cash used in investing activities	(1,364,083)	-	(1,577,028)	-	(2,941,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	(48,239)	-	-	-	(48,239)
Issuance costs for the 9 3/4% senior notes	(241,463)	-	-	-	(241,463)
Issuance costs for the 12 1/2% senior discount notes
pushed down from Majestic Holdco (2)	(76,580)	-	-	-	(76,580)
Proceeds from line of credit	1,269,560	-	-	-	1,269,560
Repayment of line of credit	(19,800,000)	-	-	-	(19,800,000)
Repayment of debt	-	-	(1,022,573)	-	(1,022,573)
Cash advances from (to) affiliates	6,850,000	-	(6,850,000)	-	-
Distribution to Barden Development, Inc.	(1,392,497)	-	-	-	(1,392,497)
Net cash used in financing activities	(13,439,219)	-	(7,872,573)	-	(21,311,792)

Net increase (decrease) in cash and cash equivalents	3,950,783	-	(11,822,413)	-	(7,871,630)

Cash and cash equivalents, beginning of period	7,085,458	-	25,282,791	-	32,368,249

Cash and cash equivalents, end of period	$11,036,241	$-	$13,460,378	$-	$24,496,619

(1)
Includes amortization of deferred financing costs of $0.1 million and interest expense of $1.4 million related to the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of issuance costs of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 12. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$5,708,327	$-	$8,632,726	$-	$14,341,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(891,332)	-	(2,256,253)	-	(3,147,585)
Decrease in prepaid leases and deposits	2,000	-	-	-	2,000
Net cash used in investing activities	(889,332)	-	(2,256,253)	-	(3,145,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,000,000	-	-	-	3,000,000
Repayment of line of credit	(8,000,000)	-	-	-	(8,000,000)
Advances to affiliates - net	(2,871,634)	-	-	-	(2,871,634)
Cash advances from (to) affiliates	5,600,000	-	(5,600,000)	-	-
Distribution to Barden Development, Inc.	(1,153,493)	-	-	-	(1,153,493)
Net cash used in financing activities	(3,425,127)	-	(5,600,000)	-	(9,025,127)

Net increase in cash and cash equivalents	1,393,868	-	776,473	-	2,170,341

Cash and cash equivalents, beginning of period	8,433,545	-	8,288,184	-	16,721,729

Cash and cash equivalents, end of period	$9,827,413	$-	$9,064,657	$-	$18,892,070

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to the risk factors set forth in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and as updated in Part II, and elsewhere in this report, other factors that might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include but are not limited to:

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

•
increased competition in the northwest Indiana, Colorado, and northwest Mississippi markets resulting from the newly completed and announced improvements to our competitor’s properties, which could substantially impact our operations;

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

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the “Company”), operate two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”) and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”) and Black Hawk, Colorado (casino only) (“Barden Colorado” or “Fitzgeralds Black Hawk”). The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”) for support services. See Note 10 to the Consolidated Financial Statements.

On December 21, 2005, the Company purchased the Majestic Star II (formerly known as Trump Indiana) from Trump Entertainment Resorts Holdings L.P. (“TERH”) for a purchase price of $253.0 million, subject to adjustments for certain obligations, cash on hand and working capital. As part of that purchase, the Company also acquired Trump Indiana’s 50% joint venture interest in Buffington Harbor Riverboats, L.L.C. (“BHR”) and in Buffington Harbor Parking Associates, L.L.C. (“BHPA”). An affiliate of the Company contributed its 50% interest in BHPA to the Company at the time of the closing on the Trump Indiana acquisition. As a result of these transactions, Majestic Star II, BHR and BHPA are now all wholly owned subsidiaries of the Company.

Following the completion of the defeasance of the Majestic Investor Holdings 11.653% Notes (the “Investor Notes”), on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp., a co-issuer of the Investor Notes. We also merged Majestic Investor, LLC and Majestic Investor Holdings, LLC into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively.

Discount Notes

A newly created entity and parent to the Company, Majestic Holdco, issued, in conjunction with its co-issuer, Majestic Holdco, Inc. $63.5 million of 12 1/2% Senior Discount Notes due 2001 (the “Discount Notes”). The Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005 and consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2006, include the pushdown of Discount Notes of $45.3 million at December 31, 2005 and $46.7 million at March 31, 2006, net of original issue discount, that were issued by Majestic Holdco, in connection with the financing for the Trump Indiana acquisition. Also being pushed down are financing costs of $2.8 million, net of amortization of $0.1 million, and interest expense of $1.4 million. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

RESULTS OF OPERATIONS

Key operating revenue measurements

At our casino properties, casino revenues are the combination of our win at slot machines and table games and are typically called slot revenues (for slot machine win) and table games revenues (for table games win). Slot machine revenues and table games revenues are normally described with two principal components: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in) and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box and table games hold percentage, which is the amount of drop, plus the closing table games inventory (i.e. the amount of chips, tokens and coin used to operate our table games) and transfer of chips, tokens and coins to our casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to our table games (fills), divided by table games drop.

Explanation of Key Financial Statement Captions

Gross revenues

Our gross revenues are derived primarily from the following four sources:

•	casino revenues, which include revenues from slot machines and table games;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues.

Our largest component of revenues is casino revenues, which comprised 92.1% and 91.8% of our consolidated gross revenues in the three-month periods ended March 31, 2006 and 2005, respectively. Casino revenues are recognized as the amounts won from our customers at slot machines and table games less amounts lost to our casino customers from these same games. Revenues from slot machines are the largest component of our gaming revenues. Slot revenues, also referred to as slot win, represent all amounts wagered at the slot machines reduced by coin, tokens, currency, credits or TITO tickets paid to our customers either directly from the slot machine or by our casino personnel.

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

Trump Indiana Acquisition

On December 21, 2005, the Company completed its acquisition of Trump Indiana. During the first quarter of 2006, we spent a significant amount of time and effort to incorporate Trump Indiana, subsequently renamed Majestic Star II, into the Company. We anticipate that the integration strategy will result in a cost savings of approximately $14.4 million, which we identified during the due diligence that we performed before the acquisition. The integration strategy includes the re-branding of the Trump Indiana vessel and hotel as Majestic Star II, the integration of its computer systems and technologies, and the elimination of duplicative and unnecessary job positions. We identified approximately 500 positions that we determined were necessary to eliminate. By establishing a hiring freeze immediately after the acquisition, approximately 200 positions were eliminated through natural attrition. Consequently, we were able to limit the number of layoffs to approximately 300. The layoffs resulted in us incurring approximately $1.1 million in severance costs, which were recorded as goodwill. Overall, the integration plan is substantially complete; however, there is still some continuing disruption to our guests while we continue to reconfigure the layout of the casino floors. The reconfiguration has taken longer than anticipated due to the required approvals from the Indiana gaming regulators , which must be received before we relocate, remove or add any games. We anticipate that the reconfiguration of the layout will be completed by the end of May or the beginning of June.

As recently reported by the Indiana Gaming Commission, the casino revenues at our Majestic Star and Majestic Star II facilities declined 21.7% in April 2006 from April 2005, when the operating entities were Majestic Star and Trump Indiana. For all of northwest Indiana, casino revenues declined 1.7% in April 2006 from April 2005. Influences that we believe caused the decline include:

•	The opening of a new casino and amenities at an existing competitor.

•
Disruption and challenges caused by the integration of Majestic Star and Majestic Star II, including changing the layout of our casino floors, eliminating  approximately 500 positions between Majestic Star, Majestic Star II and BHR, and combining and transitioning the Majestic Star, Majestic Star II and BHR management team and workforce.

•	A significant reduction in our direct mail and cash based promotional activities relative to what was incurred in the prior year by Majestic Star and Trump Indiana.

•	Greater levels of marketing and advertising from our competitors.

•	Continued construction to roads and highways accessing our Majestic Star and Majestic Star II properties.

•	Higher energy and fuel costs experienced by our customers that result in fewer trips to our Majestic Properties and less discretionary spending on gambling.

We are actively addressing those issues identified above that are within our control. Our immediate plans include:

•	Enhancing our database marketing and mailing supplemental offers to our guests to drive incremental trips during non-peak periods.

•	Establishing new promotions that will drive visits to both Majestic Star and Majestic Star II.

•	Enhancing and targeting our advertising in radio, television and publications.

•	Creating a feeling of difference between Majestic Star and Majestic Star II, so that we are offering our guests a choice between two casinos at one location.

•	Enhancing our bus programs from Chicago.

•	Improving our guest development and hosting programs.

•	Opening our non-smoking gaming floor to attract customers that seek a non-smoking environment.

•	Restructuring our complimentary program to make it easier for guests to access their hotel, food and beverage complimentaries.

•	Continuing the integration and training of our workforce with an emphasis on guest service.

•	Establishing new employee incentive and reward programs.

We believe the programs listed above will enhance our revenues and cash flow; however, many of the programs listed above take time to implement and time to gain customer acceptance. Additionally, the Majestic Properties will continue to be subject to the enhanced marketing, promotions and amenities offered by our competitors. There is no guarantee that our immediate plans will improve our casino revenues and our cash flows in the near term or on a permanent basis.

Overall Operating Results

The discussion of our consolidated financial results for the three months ended March 31, 2006 is inclusive of the operating results of Majestic Star II, along with the additional 50% interest of BHR and BHPA, from the date of acquisition. In addition, our financial results are inclusive of interest expense and amortization of financing costs related to the pushdown of the Discount Notes, as discussed previously, and are exclusive of severance pay paid in connection with the Indiana Trump acquisition as those costs have been recorded as goodwill.

Consolidated gross operating revenues increased $35.3 million, or 45.6%, from $77.4 million in the three-month period ended March 31, 2005 to $112.8 million in the three-month period ended March 31, 2006. The increase is primarily due to the acquisition of Majestic Star II, which contributed $36.6 million to consolidated gross revenues in its first full quarter of operations. Fitzgeralds Tunica added $1.1 million to consolidated gross revenues due to improved casino revenue of $0.8 million, increased room revenue of $0.2 due to higher occupancy and room rates and increased food and beverage revenue of $0.1 million. Fitzgeralds Black Hawk had a decline in gross revenues of $0.4 million mostly due to decreased casino revenue. Majestic Star’s gross revenues declined $2.2 million also due to a decrease in casino revenue.

We had consolidated net income of $3.7 million during the three-month period ended March 31, 2006 compared to $3.4 million during the same period in 2005. Impacting net income in the first quarter of 2006, was the addition of Majestic Star II, BHR and BHPA to our operations. Also, having an impact was the additional interest expense and the amortization of financing costs incurred as a result of the Trump Indiana acquisition. Additionally affecting our net income in the three-month period ended March 31, 2005 was the cessation of depreciation and amortization expense at Fitzgeralds Black Hawk. On July 12, 2004, Fitzgeralds Black Hawk stopped depreciating and amortizing its fixed and intangible assets in conjunction with the sale of substantially all of its assets. Since the sale was terminated in April 2005, normal depreciation and amortization of $0.6 million was recorded in the first quarter of 2006.

An overview of the developments that affected our results during the three-month period ended March 31, 2006, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results:

•
Our consolidated casino revenues increased by $32.8 million, or 46.1%, to $103.9 million for the three-month period ended March 31, 2006, as compared to the same period last year. Consolidated casino revenues contributed 92.1% of our total consolidated gross revenues. Our increase in casino revenues is primarily due to the addition of Majestic Star II’s casino revenue totaling $34.7 million in the first quarter of 2006. Adding to the increase in consolidated casino revenue was a $0.8 increase at Fitzgeralds Tunica resulting from increases in slot coin-in and slot win percentages of 1.4% and 2.7%, respectively. These increases in consolidating casino revenue were offset by declines in casino revenue at Majestic Star of $2.2 million and $0.4 million at Fitzgeralds Colorado. The decline at Majestic Star was due to a $1.4 million decrease in table games revenue caused by a 19.8% decline in drop and a 1.6% decline in win percentage, and a $0.8 million decline in slot revenue resulting from a decrease in slot coin-in of 8.2%, offset by a 6.3% improvement in win percentage. Fitzgeralds Black Hawk’s decline in casino revenues of $0.4 million was mostly due to lower slot coin-in of 2.4% and slot win percentage of 1.1%.

•
Consolidated promotional allowances increased $2.2 million in 2006 from 2005. Consolidated promotional allowances include the retail value of hotel rooms (Fitzgeralds Tunica and the Majestic Properties only), food, beverage and merchandise provided to our casino customers at no charge. Consolidated promotional allowances also include cash based promotional activities, including those cash based activities related to our slot clubs and direct mail program. The increase in consolidated promotional allowances is attributable to the addition of Majestic Star II’s promotional allowances of $2.3 million, increased promotional allowances at Fitzgeralds Tunica and Fitzgeralds Black Hawk of $0.9 million and $0.1 million, respectively, offset by a decline in promotional allowances of $1.1 million at Majestic Star. The increase at Fitzgeralds Tunica is due to our attempt to remain competitive in the Tunica market place. The decline at Majestic Star resulted from our decrease in promotional offers to our lower tiered, least profitable guests.

•
Consolidated casino expense increased $5.6 million, primarily due to the addition of Majestic Star II’s $6.5 million in casino expenses. This increase was offset by a $0.8 million decline in casino expense at Majestic Star resulting from lower revenue volumes and cost cutting measures put in place during the first quarter of 2006.

•
Consolidated general and administrative expense increased $4.6 million from the first quarter of 2005. The increase is mostly due to the additional general and administrative expense of Majestic Star II, BHR and BHPA.

•
Other than Majestic Star II’s addition of $10.6 million, consolidated gaming and incentive taxes declined by $0.8, which is primarily attributable to Majestic Star’s reduced casino revenue in the first quarter of 2006.

•	Corporate allocation expense increased $0.6 million in the first quarter of 2006 due to increased payroll and professional fee expense.

•
Consolidated depreciation and amortization expense, exclusive of Majestic Star II, BHR and BHPA, increased by $0.5 million primarily as a result of depreciation and amortization expense not being recorded in the first quarter of 2005 at Fitzgeralds Black Hawk since the Black Hawk assets were held for sale at that time. Since the sale was terminated in April of 2005, we recorded depreciation and amortization expense of $0.6 million in the first quarter of 2006.

•
Interest expense increased $7.6 million during the first quarter of 2006, primarily due to the debt incurred to finance the acquisition of Trump Indiana (including $1.5 million attributable to the push-down of the Majestic Holdco debt).

•
Competition in our markets remains intense. The new casino and amenities at Boyd Gaming’s Blue Chip Casino have impacted our operations at the Majestic Properties. Recently, Harrah’s Entertainment announced plans for a $485.0 million expansion project at its Horseshoe Casino in Hammond, Indiana. Various remodel and expansion projects have been recently completed by our competitors in the Black Hawk market, and there have been increased marketing activities. If the level of competition in the Black Hawk market continues to increase, our financial performance and cash flows may be negatively impacted. In addition, higher gas prices may be impacting the frequency of trips to all of our casinos and negatively impacting the discretionary gambling budgets of our customers.

•
In the first quarter of 2006, we spent approximately $3.2 million for the purchase of slot machines and TITO implementation, re-branding Trump Indiana to Majestic Star II and integration of our computer system with Trump Indiana.

•
We continue the implementation of TITO at our properties. As of March 31, 2006 we had 819, or 62.9%, of our slot machines at Fitzgeralds Tunica equipped with TITO and 282, or 47.1%, of our slot machines at Fitzgeralds Black Hawk equipped with TITO. At Majestic Star and Majestic Star II, all of our slot machines are TITO equipped. It is our goal to have 100% of our slot machines at all of our properties equipped with TITO by year end.

•
The Company announced that Kirk C. Saylor has joined the organization as its new Executive Vice President and Chief Operating Officer (COO). Mr. Saylor will play an integral role in developing the strategies for the continued growth and success of the Company. Mr. Saylor has over twenty years of experience, including key positions in both operations and finance in large, nationally recognized gaming companies.

•
A new management team is in place at Fitzgeralds Tunica. The new management team is implementing changes to the property to make it more competitive in the Tunica market. A new advertising program has recently been implemented. Management is also currently enhancing the property’s direct mail, guest development and hosting programs. Improvements have already been made to the food and beverage operation including the upgrading of our steakhouse, now known as Don B’s. Property management is attempting to upgrade the property in order to attract a higher level of rated play. As management proceeds with its improvement strategies, additional capital and operating costs may be necessary in the near term in order to generate greater revenues over the long term.

•
The expansion plans for Fitzgeralds Black Hawk are scheduled to begin in the third quarter of this year and should be completed 15 to 18 months later. This expansion will not only add more amenities for our guests, but will also increase the number of slot machines from approximately 600 to approximately 1,000, which will all be TITO.

The following tables set forth information derived from the Company's statements of operations, balance sheets and statements of cash flows.

Operating Results by Entity
(in thousands)
	For The Three Months Ended
	March 31,
	2006	2005
Gross revenues:
Majestic Star Casino	$37,636	$39,805
Majestic Star Casino II	36,633	-
Buffington Harbor Riverboats	119	-
Total Majestic Properties	74,388	39,805
Fitzgeralds Tunica	28,297	27,166
Fitzgeralds Black Hawk	10,068	10,474
Total	$112,753	$77,445

Net revenues:
Majestic Star Casino	$35,108	$36,176
Majestic Star Casino II	34,284	-
Buffington Harbor Riverboats	119	-
Total Majestic Properties	69,511	36,176
Fitzgeralds Tunica	21,733	21,516
Fitzgeralds Black Hawk	8,674	9,163
Total	$99,918	$66,855

Casino revenues:
Majestic Star Casino	$36,449	$38,697
Majestic Star Casino II	34,680	-
Total Majestic Properties	71,129	38,697
Fitzgeralds Tunica	23,352	22,585
Fitzgeralds Black Hawk	9,404	9,801
Total	$103,885	$71,083

Operating income (loss):
Majestic Star Casino	$9,248	$5,628
Majestic Star Casino II	9,519	-
Buffington Harbor Riverboats	(3,541)	-
Buffington Harbor Parking Associates	(361)	-
Total Majestic Properties	14,865	5,628
Fitzgeralds Tunica	3,679	3,305
Fitzgeralds Black Hawk	1,742	2,971
Corporate (1)	(1,842)	(1,217)
Majestic Investor Holdings	-	(70)
Total	$18,444	$10,617

Operating Results by Entity (continued)

	As of March 31,
	2006	2005
	(in thousands)
Operating Margin (2)
Majestic Star Casino	26.3%	15.6%
Majestic Star Casino II	27.8%	n/a
Buffington Harbor Riverboats	(2967.6)%	n/a
Buffington Harbor Parking Associates	n/a	n/a
Total Majestic Properties	21.4%	15.6%
Fitzgeralds Tunica	16.9%	15.4%
Fitzgeralds Black Hawk	20.1%	32.4%
Corporate	n/a	n/a
Majestic Investor Holdings	n/a	n/a
Total	18.5%	15.9%

	As of March 31,	As of December 31,
	2006	2005
	(in thousands)
Segment assets:
Majestic Star (3)	$117,469	$243,475
Majestic Star Casino II	225,598	229,246
Buffington Harbor Riverboats	53,015	53,751
Buffington Harbor Parking Associates	22,002	21,592
Fitzgeralds Tunica	73,704	75,406
Fitzgeralds Black Hawk	37,338	31,688
Corporate (3)	381,254	289,353
Majestic Investor Holdings	-	1,896
Total	910,380	946,407
Less: Intercompany	(399,144)	(428,448)
Total	$511,236	$517,959

	As of March 31,
	2006	2005
	(in thousands)
Expenditures for additions to long-lived assets:
Majestic Star	$2,077	$891
Majestic Star Casino II	76	n/a
Buffington Harbor Riverboats	13	n/a
Fitzgeralds Black Hawk	489	407
Fitzgeralds Tunica	502	1,850
Corporate	5	-
Total	$3,162	$3,148
Notes:
(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.
(2)	Operating margin is calculated by dividing operating income by net revenues.
(3)
The combined assets of Majestic Star and Corporate include inter-company receivables from Majestic Star II, Fitzgeralds Tunica, BHR, BHPA and Fitzgeralds Black Hawk totaling approximately $399.1 million at March 31, 2006 and $428.4 million at December 31, 2005. Intercompany receivables are eliminated in consolidation.

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Consolidated gross operating revenues for the first quarter of 2006 increased $35.3 million, or 45.6%, from consolidated gross operating revenues recorded in the first quarter of 2005. Majestic Star II contributed substantially all of the increase in consolidated gross operating revenues due to the inclusion of its operations in our first quarter 2006 consolidated results. Consolidated casino revenues, which comprise 92.1% of consolidated gross revenues, increased $32.8 million, or 46.1%, to $103.9 million, again due to Majestic Star II’s contribution, which was $34.7 million. Majestic Star’s casino revenues declined $2.2 million primarily due to declines in slot coin in of 8.28% and table games drop of 19.8%, offset by an improvement in slot hold percentage of 6.3%. Gross operating revenues for the first quarter of 2006 at Fitzgeralds Tunica increased $1.1 million, or 4.2%, and at Fitzgeralds Black Hawk declined $0.4 million, or 3.9%, as compared to the first quarter of 2005.

Consolidated promotional allowances increased $2.2 million, or 21.2%. Majestic Star II contributed $2.3 million to the increased consolidated promotional allowances, while Majestic Star’s promotional allowances decreased $1.1 million, or 30.4%. At Fitzgeralds Tunica promotional allowances were $0.9 million higher in the first quarter of 2006 than in the prior year quarter, as the property was more aggressive in all promotional activities including cash, hotel, and food and beverage to remain competitive in the Tunica market.

Total consolidated operating expenses increased $25.2 million, or 44.9%, resulting primarily from the addition of the operating expenses of Majestic Star II and fifty percent of the operating expenses of BHR and BHPA, which totaled $26.8 million. Excluding the addition of Majestic Star II, BHR and BHPA, total consolidated operating expenses declined by $0.8 million in casino expenses, $0.8 million in gaming and incentive tax expense, $0.2 million in advertising and promotion expenses, $0.1 million in general and administrative expenses, offset by an increase of $0.6 million in corporate.

Excluding the addition of $6.5 million to consolidated casino expenses from Majestic Star II, there was a $0.8 decrease in consolidated casino expenses due primarily to lower revenue volumes at Majestic Star and the cost savings efforts in place in connection with the acquisition.

While consolidated advertising and promotion expenses are up $0.7 million as a result of the addition of Majestic Star II’s advertising and promotion expense, without Majestic Star II, there would have been a decline of $0.2 million in consolidated advertising and promotion expense due to cost cutting measures at Majestic Star resulting in lower payroll and other costs totaling $0.3 million offset by a $0.1 million increase at Fitzgeralds Tunica.

The increase in consolidated gaming and incentive taxes is primarily attributable to the addition of $10.6 million from Majestic Star II. The remaining properties had a decrease in gaming and incentive taxes of $0.8 million due to the net effect of a $0.9 million decrease at Majestic Star caused by lower casino revenues, offset by a $0.1 million increase at Fitzgeralds Tunica, which is a direct result of increased casino revenues.

General and administrative expenses increased $4.6 million in the first quarter of 2006 as compared to the prior year quarter primarily due to the acquisition of Majestic Star II, BHR and BHPA. Also, adding $0.2 million to the increase was additional facilities payroll and other expenses at Fitzgeralds Tunica incurred to improve the appearance of the facilities.

Corporate expenses increased $0.6 million. The increase is primarily attributed to increased payroll expenses and professional fees.

Consolidated depreciation and amortization expense increased by $3.1 million to $7.8 million. The addition of Majestic Star II, BHR and BHPA contributed $3.2 million of the increase. Fitzgeralds Black Hawk also contributed $0.6 million due to the cessation of depreciation and amortization at Fitzgeralds Black Hawk during the first quarter last year when its assets were held for sale. Fitzgeralds Tunica and Majestic Star had declines in depreciation and amortization expense of $0.3 million and $0.2 million, respectively. The decline at Fitzgeralds Tunica is because certain of its assets have become fully depreciated. The decline at Majestic Star results from the transfer of the Company’s debt from Majestic Star to Corporate, thus eliminating the amortization of deferred loan costs at the property level.

In the three-month period ended March 31, 2005, BHR was owned equally by Majestic Star and Trump Indiana with each entity accounting for its interest under the equity method. Expenses of BHR were reimbursed by the two members, with the exception of depreciation expense. For that reason, the Company reported a loss on investment in BHR of $0.6 million for the first quarter of 2005. With the acquisition of Trump Indiana on December 21, 2005, we now have full ownership of BHR as an entity and BHR’s first quarter results for 2006 are consolidated into our overall operating results.

Consolidated other expense increased by $7.4 million to $14.7 million. The main component of consolidated other expense is interest expense, which increased $7.6 million due to higher levels of debt during the first quarter of 2006 due to the financing obtained to facilitate the acquisition of Trump Indiana. For the first quarter of 2006, the $40.0 million in additional Senior Secured Notes added $1.0 million in additional interest. The $200.0 million in Senior Notes added $4.9 million in interest. The Discount Notes added $1.5 million in additional interest expense. At March 31, 2006 and March 31, 2005, the Company had $28.7 million and $36.0 million, respectively, outstanding on the credit facility. During the past quarter, the Company’s interest rate on borrowings ranged between 6.86% and 8.0%, while in the same quarter last year, the interest rate on borrowings ranged between 5.63% and 6.34%.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility (the “Senior Secured Credit Facility”). We generate substantial cash flows from operating activities. For the three months ended March 31, 2006 and 2005, we reported cash flows from operating activities of $16.4 million and $14.3 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing our daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the manager agreement and for tax distributions.

At March 31, 2006, $28.7 million was outstanding under the Senior Secured Credit Facility. The Company had unrestricted cash and cash equivalents of $24.5 million at March 31, 2006. At December 31, 2005, the Company had unrestricted cash and cash equivalents of $32.4 million. In the first quarter of 2006, the Company spent $3.2 million for the purchase of slot machines and TITO implementation, re-branding Trump Indiana to Majestic Star II and integration of our computer system with Trump Indiana. For the period ended March 31, 2005, the Company spent $3.1 million primarily for slot machines at Majestic Star, Fitzgeralds Tunica and Fitzgeralds Black Hawk and for a new slot player tracking and marketing system at Fitzgeralds Black Hawk.

With an estimated start date in the third quarter of 2006, the Fitzgeralds Black Hawk property will expand its facility by rebuilding the Masonic Building as a part of a major casino expansion. Management expects the casino expansion to cost approximately $25.0 million, including the re-construction of the Masonic Building and the purchase of associated gaming equipment and other furniture and fixtures. The building will be four stories with a gaming mezzanine and a food outlet. The construction is anticipated to be completed by October 2007 and will be financed with cash flow and borrowings under the Senior Secured Credit Facility. Fitzgeralds Black Hawk also intends to rebuild the Rohling Inn, another historical building on Fitzgeralds Black Hawk’s property. The re-building is necessary due to its partial collapse when a contractor for the City of Black Hawk was burying a storm sewer pipe on the property of Fitzgeralds Black Hawk, causing damage to the building. We are currently in discussion with the insurance company to determine the amount of the proceeds from the policy, but there is a risk of a short-fall to rebuild ranging from approximately $1.5 million to $2.0 million. The Company anticipates subrogating the claim back to the City of Black Hawk and its contractor. However, there is no assurance that the Company will be successful with its claim. In the interim, the Company will need to advance the funds to cover any shortfall from insurance proceeds.

The Company owns 240 acres that are available for future improvements at Buffington Harbor. However, the Company is precluded, by the Senior Secured Credit Facility, from making capital expenditures in excess of $20.0 million per year, (except for $7.5 million for TITO slot machines at Fitzgeralds Tunica and Fitzgeralds Black Hawk and the $25.0 million Fitzgeralds Black Hawk expansion). As a result of the Company's capital expenditure limitation, the Company may need to seek partners to provide financing for these improvements, receive a contribution from its member or amend the capital expenditure covenant contained within the Senior Secured Credit Facility. In addition, the Company acquired on December 31, 2005, 2.45 acres of land at its Fitzgeralds Black Hawk property. This land is available for development; however, obtaining capital to commence development is limited as previously explained.

One of our goals in 2006 is to continue with the implementation of TITO on our slot product. As of March 31, 2006 we had 819, or 62.9%, of our slot machines at Fitzgeralds Tunica equipped with TITO and 282, or 47.1%, of our slot machines at Fitzgeralds Black Hawk equipped with TITO. At Majestic Star and Majestic Star II, all of our slot machines are TITO equipped. It is our goal to have 100% of our slot machines at all of our properties equipped with TITO by year end.

Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated normal operating requirements for working capital, its planned capital expenditures and its significant contractual obligations with respect to amounts outstanding under the Senior Secured Credit Facility, the Senior Secured Notes and the Senior Notes and tax distributions and distributions under the manager agreement with BDI. The Company will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in 2010. In addition, beginning April 15, 2009, our parent will likely look to us to distribute cash to pay interest on the Discount Notes. Our ability to distribute cash to Majestic Holdco is limited unless certain financial tests are met. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient to pay those obligations at maturity.

The indenture governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to BDI to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million, plus penalties and interest (as more fully described in Note 9 to the Financial Statements - Commitments and Contingencies) could have a material impact on the Company's liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to BDI for tax purposes.

The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal or currently illegal could significantly increase competition for the Company and thereby require additional investment by the Company in its facilities, gaming devices and marketing efforts. If necessary, and to the extent permitted under the indentures governing the Senior Secured Notes and Senior Notes, the Company would seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

On April 13, 2006, the Company entered into Amendment Number Five to the Loan and Security Agreement, as amended (“Amendment Five”). Amendment Five modifies the interest coverage ratio financial covenant, as defined in the Loan and Security Agreement, for the twelve month period ended March 31, 2006. As a result of Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio has been amended to 1.8:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco's Discount Notes. The interest expense on Majestic Holdco's Discount Notes is being pushed down to the Company pursuant to SEC Staff Accounting Bulletin, Topic 5(J). Majestic Holdco's Discount Notes are not guaranteed by the Company or any of its direct or indirect subsidiaries and none of the Company's or its direct or indirect subsidiaries equity or assets secure the Discount Notes of Majestic Holdco. As of March 31, 2006, the Company was in compliance with all of its debt covenants.

As of March 31, 2006, the Company had $51.3 million available on its $80.0 million credit facility.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 2 to the interim financial statements as of March 31, 2006 as contained herein. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

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

Goodwill and Other Intangible Assets— We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” in January 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory, market status and operational performance of our acquired business. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment—We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

•
Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 without any material impact on the Company’s financial position, results of operations or cash flows.

•
Financial Accounting Standards No 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 without any material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures.

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

There have been no changes in the Company's internal controls during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding Legal Proceedings appears in Part I - Item 3 of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following information is an update to those matters previously disclosed in our Report on Form 10-K:

Majestic Star Income Tax Protest - The Indiana Department of Revenue (“Department”) held a hearing on the 1996 through 2002 tax years on April 7, 2006, and is expected to issue its ruling later this year. BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003.

Majestic Star Sales and Use Tax Assessments - The Department held a hearing on the 2003 and 2004 tax years on April 7, 2006, and is expected to issue its ruling later this year. In regard to the matters for the period 2001 through July 2003, the Tax Court has scheduled a preliminary pre-trial conference in that case for May 19, 2006.

BHR Sales and Use Tax Assessments

1998-2001 Tax Years. - The Tax Court has scheduled a preliminary pre-trial conference in that case for May 19, 2006.

2002-2004 Tax Years - The Department held a hearing on the 2002 tax year on April 7, 2006, and is expected to issue its ruling later this year.

Item 1A.         Risk Factors.

Information regarding risk factors appears in Part I - Item IA of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following risk factors reflect certain material changes from the risks previously disclosed in our Report on Form 10-K:

Increased competition in Chicagoland market

On April 27, 2006, Harrah’s Entertainment announced plans for a $485 million renovation and expansion of its Horseshoe Casino in Hammond, Indiana that is tentatively scheduled to open in mid-2008. The facility is expected to more than double the size of their existing facility. While we cannot determine what effect this will have on our future operations in the Chicagoland market, it may have a significant impact on our how we operate our business to remain competitive.

We may not realize any of the anticipated benefits of the Majestic Star II acquisition

Most of the cost-savings strategies that were planned were put into effect during March 2006. The implementation did cause disruption on the casino floor as the gaming area was reconfigured. The layoff of approximately 300 employees was also completed as we consolidated operations between the two facilities. We anticipate seeing the results of these strategies in the coming periods, although there can be no assurance that our strategies will meet our expectations.

Higher energy costs

Due to the recent increase in energy prices, there is a greater risk that our patrons will have less discretionary income due to higher fuels costs. Customers may also be less likely to travel or reduce the number of trips to our casinos.

Black Hawk construction projects

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn at Black Hawk, we will need to reallocate our capital expenditure budget to cover these costs in order to stay within our capital expenditures limitation in our loan covenants. This will limit our ability to implement our other planned expenditures at our properties.

Item 6.  Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

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