Form 10-Q
period 2006-06-30
MAJESTIC STAR CASINO LLC; Majestic Star Casino II, Inc.; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP; Buffington Harbor Riverboats, LLC; BARDEN COLORADO GAMING LLC; BARDEN MISSISSIPPI GAMING LLC
filed 2006-08-14
CIK 1016466, 1366613, 1366611, 1366612, 1366614, 1164768, 1164767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-06489

Indiana	THE MAJESTIC STAR CASINO, LLC	43-1664986
Indiana	THE MAJESTIC STAR CASINO CAPITAL CORP.	35-2100872
Indiana	MAJESTIC STAR CASINO CAPITAL CORP. II	20-3879309
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)

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

As of June 30, 2006, shares outstanding of each of the registrant’s classes of common stock:

Class	Number of shares
Not applicable	Not applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

i

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,426,639	$32,368,249
Restricted cash	3,326,881	3,190,000
Accounts receivable, less allowance for doubtful accounts of $717,970 and
$668,575 as of June 30, 2006 and December 31, 2005, respectively	4,212,882	4,599,414
Inventories	730,984	787,881
Prepaid expenses and deposits	10,430,784	2,433,601
Receivable from affiliates	590,785	169,011
Other current assets	32,200	137,914
Total current assets	41,751,155	43,686,070

Property, equipment and improvements, net	269,932,533	278,132,483
Intangible assets, net	127,125,086	128,854,668
Goodwill	48,203,814	47,250,794

Other assets:
Deferred financing costs, net of accumulated amortization
of $4,101,225 and $2,529,369 as of June 30, 2006 and
December 31, 2005, respectively	14,451,980	15,263,897
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $269,669 and $19,519 as of
June 30, 2006 and December 31, 2005, respectively	2,677,535	2,804,227
Other assets	2,143,485	1,966,693
Total other assets	19,273,000	20,034,817

Total assets	$506,285,588	$517,958,832
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$3,176,531	$3,559,207
Short-term note payable	-	984,590
Current portion of long-term debt	218,514	174,447
Accrued liabilities:
Payroll and related	8,957,661	9,266,247
Interest	10,475,680	7,216,379
Property and franchise taxes	9,432,332	8,415,639
Other accrued liabilities	12,081,337	16,456,976
Total current liabilities	44,342,055	46,073,485

Long-term debt, net of current maturities	538,076,046	547,403,183
Long-term debt pushed down from Majestic Holdco, net of discount of $15,383,563
and $18,203,665 as of June 30, 2006 and December 31, 2005, respectively	48,116,437	45,296,335

Total liabilities	630,534,538	638,773,003

Commitments and contingencies

Member's deficit	(124,248,950)	(120,814,171)

Total liabilities and member's deficit	$506,285,588	$517,958,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Casino	$89,942,156	$68,275,963	$193,827,647	$139,358,610
Rooms	2,848,379	1,917,569	5,612,771	3,711,673
Food and beverage	3,963,758	3,460,000	8,318,834	6,970,376
Other	1,659,685	1,392,747	3,407,695	2,450,477
Gross revenues	98,413,978	75,046,279	211,166,947	152,491,136
Less promotional allowances	12,856,823	11,986,248	25,691,658	22,576,045
Net operating revenues	85,557,155	63,060,031	185,475,289	129,915,091

OPERATING COSTS AND EXPENSES:
Casino	20,542,370	16,212,746	43,473,047	33,505,625
Rooms	421,991	441,108	1,606,195	825,053
Food and beverage	2,160,821	1,464,502	4,277,193	2,965,843
Other	231,415	242,399	489,480	501,877
Gaming taxes	20,031,927	14,752,004	44,455,255	30,050,193
Advertising and promotion	4,388,475	3,901,428	8,538,620	7,394,928
General and administrative	14,237,026	10,166,239	29,265,561	20,572,736
Corporate expense	1,901,961	3,961,114	3,719,665	5,158,184
Economic incentive tax - City of Gary	1,545,025	1,124,610	3,352,014	2,287,972
Depreciation and amortization	7,847,099	6,751,733	15,619,848	11,387,668
Loss on investment in Buffington Harbor
Riverboats, LLC	-	603,500	-	1,209,198
Loss (gain) on disposal of assets	10,686	37,835	(4,304)	37,975
Total operating costs and expenses	73,318,796	59,659,218	154,792,574	115,897,252

Operating income	12,238,359	3,400,813	30,682,715	14,017,839

OTHER INCOME (EXPENSE):
Interest income	86,310	86,414	222,377	98,616
Interest expense	(13,434,812)	(7,443,649)	(26,748,701)	(14,680,024)
Interest expense - debt pushed down
from Majestic Holdco	(1,575,896)	-	(3,070,254)	-
Other non-operating expense	(23,955)	(41,715)	(51,203)	(78,669)
Total other expense	(14,948,353)	(7,398,950)	(29,647,781)	(14,660,077)

Net (loss) income	$(2,709,994)	$(3,998,137)	$1,034,934	$(642,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,034,934	$(642,238)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	13,890,266	9,797,852
Amortization	1,729,582	1,589,816
Amortization of deferred financing costs	1,591,374	-
Amortization of bond discount on 12 1/2% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	3,070,253	-
Loss on investment in Buffington Harbor Riverboats, LLC	-	1,209,198
(Gain) loss on disposal of assets	(4,304)	37,975
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	386,532	163,735
Related party payables	(421,772)	99,738
Inventories	56,897	20,514
Prepaid expenses and deposits	(7,997,182)	(3,389,137)
Other assets	(71,078)	(443,921)
Accounts payable	(577,693)	274,618
Accrued payroll and other expenses	(308,586)	495,523
Accrued interest	3,259,445	104,446
Other accrued liabilities	(3,865,509)	(2,889,928)
Net cash provided by operating activities	11,773,159	6,428,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-
Acquisition of property and equipment	(5,577,292)	(7,994,611)
Additional acquisition costs related to Trump Indiana acquisition	(953,020)	-
Decrease in prepaid leases and deposits	-	3,600
Proceeds from disposal of equipment	703,083	200
Net cash used in investing activities	$(5,964,110)	$(7,990,811)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	$(132,764)	$-
Issuance costs for the 9 3/4% senior notes	(670,876)	-
Issuance costs for the 12 1/2% senior discount notes
pushed down from Majestic Holdco	(99,274)	-
Proceeds from line of credit	24,963,368	22,437,970
Repayment of line of credit	(34,283,222)	(13,050,806)
Advances to affiliates - net	-	(3,232,951)
Repayment of debt	(1,058,176)	-
Distributions to Barden Development, Inc.	(4,469,715)	(4,881,209)
Net cash (used in) provided by financing activities	(15,750,659)	1,273,004

Net decrease in cash and cash equivalents	(9,941,610)	(289,616)

Cash and cash equivalents, beginning of period	32,368,249	16,721,729

Cash and cash equivalents, end of period	$22,426,639	$16,432,113

	For The Six Months Ended
	June 30,
	2006	2005
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID:	$21,998,628	$14,575,579

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$1,382,849	$95,163
Capital assets acquired from incurring debt	$110,730	$-
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	$75,504	$-

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

The Company is a multi-jurisdictional gaming company with operations in three states - Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”). As of December 21, 2005, the Company also owns 100% of Buffington Harbor Riverboats, L.L.C. (“BHR”). BHR had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”) See Note 4 - Trump Indiana Acquisition. Also, as part of the Trump Indiana acquisition, the Company acquired 50% of Buffington Harbor Parking Associates, LLC (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company. Majestic Star, Majestic Star II, BHR and BHPA are referred to collectively as the “Majestic Properties.”

The Company also owns other subsidiaries that operate the following “Fitzgeralds-brand” casino properties during the periods presented in the accompanying consolidated financial statements:

•	A casino-hotel located in Tunica County, Mississippi (“Barden Mississippi Gaming, LLC” or “Fitzgeralds Tunica”).

•	A casino located in Black Hawk, Colorado (“Barden Colorado Gaming, LLC” or “Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% senior secured notes (the “Senior Secured Notes”) due 2010. MSCC has no assets or operations. See Note 6 - Long Term Debt.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% senior notes (the “Senior Notes”) due 2011. MSCC II has no assets or operations. See Note 6 - Long Term Debt.

Following the completion of the defeasance of the remaining Majestic Investor Holdings, LLC (“Investor Holdings”) 11.653% notes (“Investor Notes”) on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp (an entity created to facilitate the issuance of the Investor Notes). We also merged Majestic Investor, LLC and Investor Holdings into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Barden Mississippi Gaming, LLC and Barden Colorado Gaming, LLC direct subsidiaries of The Majestic Star Casino, LLC.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2005.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheet as of June 30, 2006 and December 31, 2005 includes the $48.1 million and $45.3 million, respectively, of senior discount notes, (“Discount Notes”) net of original issue discount, issued by Majestic Holdco in connection with the Trump Indiana acquisition in December 2005 (see Note 4). The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.7 million and $2.8 million of Discount Notes issuance costs, net of amortization, respectively, on its consolidated balance sheets as of June 30, 2006 and December 31, 2005, and amortization of issuance costs of $126,000 and $250,000, respectively, and bond discount of $1.4 million and $2.8 million, respectively, on its consolidated statement of operations for the three and six months ended June 30, 2006. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

TERMINATED SALE OF FITZGERALDS BLACK HAWK - On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets, subject to certain liabilities, of Fitzgeralds Black Hawk. On April 14, 2005, the Company and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”). The Company took an approximately $2.3 million charge related to terminating this agreement. Because the Purchase Agreement was mutually terminated in April 2005, the financial information of Fitzgeralds Black Hawk has been reclassified to be presented as continuing operations. During the period the property was considered as held for sale, no depreciation or amortization expense was recognized on Fitzgeralds Black Hawk’s assets. When the sale was terminated, in April 2005, depreciation and amortization of $1.5 million was caught up for the period in which no depreciation or amortization was recognized.

PURCHASE OF TRUMP INDIANA, INC. - On December 21, 2005, the Company completed the stock purchase of Trump Indiana, which included Trump Indiana’s 50% interests in BHR and BHPA. See Note 4 - Trump Indiana Acquisition.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $8.1 million and $7.9 million for the quarters ended June 30, 2006, and 2005, respectively, and $16.0 million and $14.5 million for the six months ended June 30, 2006 and 2005, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included in casino expenses as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Rooms	$1,053,417	$601,656	$1,641,773	$1,210,349
Food and Beverage	2,690,074	2,257,722	5,259,727	4,507,389
Other	121,441	113,882	238,307	226,682
Total	$3,864,932	$2,973,260	$7,139,807	$5,944,420

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Cash based promotional activities	$6,416,100	$6,220,021	$12,304,051	$11,276,570
Slot club and other	1,702,793	1,728,723	3,729,267	3,233,613
Retail cost of rooms, food, beverage and other	4,737,930	4,037,504	9,658,340	8,065,862
Total	$12,856,823	$11,986,248	$25,691,658	$22,576,045

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Because the Company is a limited liability company, this interpretation is not applicable and will have no impact on the Company’s results of operations and financial condition.

NOTE 4. TRUMP INDIANA ACQUISITION

On December 21, 2005, the Company acquired Trump Indiana (subsequently renamed Majestic Star II) pursuant to a Stock Purchase Agreement (“SPA”) dated November 3, 2005 with Trump Entertainment Resorts Holdings, L.P. (“TERH”) for a purchase price of $253.0 million, subject to certain specified adjustments. Trump Indiana owned and operated a riverboat casino and land-based hotel adjacent to Majestic Star. As a result of the stock purchase, we acquired Trump Indiana’s 50% interest in our joint venture, BHR, which owns and operates the land-based pavilion and docking facility. The Company also acquired Trump Indiana’s 50% interest in BHPA, a joint venture with an affiliate of ours (which contributed its interest in BHPA at closing of the Trump Indiana acquisition), which owns and operates the parking garage.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company’s consolidated statement of operations for the three and six months ended June 30, 2006 includes results for Majestic Star II, BHR and BHPA. Prior to the purchase, the operations for BHR were accounted for under the equity method of accounting as an investment in a joint venture. Also, prior to December 21, 2005, the Company was a lessee of the parking garage owned and operated by BHPA. With the acquisition of Trump Indiana and contribution of our affiliate’s equity interest in BHPA, the lease was terminated and we recognized all of the operating expenses of BHPA during the three and six months ended June 30, 2006.

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

Since December 31, 2005, goodwill had been adjusted as follows:

Goodwill as of December 31, 2005	$41,328,396

Severance payments	1,138,784
Other	(185,764)

Goodwill as of June 30, 2006	$42,281,416

Prior to the Trump Indiana acquisition, the Company had identified approximately $14.4 million of annualized costs that would be eliminated as part of our acquisition plan. In the first quarter of 2006, the Company began laying off employees to implement this plan. In conjunction with the layoffs, the Company incurred severance and other compensation that was outside the normal compensation and bonuses payable to its laid off employees. The Company has capitalized severance and other compensation accrued or paid as goodwill pursuant to the guidance in EITF 95-3.

In the first six months of 2006, the Company incurred other additional costs related to the acquisition in the amount of $0.3 million. These additional costs are comprised principally of professional fees. This was offset by tax- related adjustments of $0.5 million.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

BHR is responsible for the management, development and operation of the BHR Property. The Company and Trump Indiana had each entered into an agreement with BHR (the “Berthing Agreement”) to use the BHR Property for their respective gaming operations and had committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR were billed to Trump Indiana and the Company at cost. Accordingly, BHR recorded as expenses the cost of providing such services and recorded as other revenues the amounts billed to Trump Indiana and the Company.

The Company paid to BHR approximately $1.2 million and $2.5 million, respectively, of berthing fees for the three- and six-month periods ended June 30, 2005. Such amounts were recorded in general and administrative expense in the consolidated statements of operations. On December 21, 2005, BHR became a wholly owned subsidiary and the Berthing Agreements between BHR and the Company and between BHR and Trump Indiana were terminated.

Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. The Company sends guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charge the Company for the meals served and the services provided. These proprietors are third-party vendors. The Company paid approximately $0.8 million and $1.7 million, respectively, to these restaurants, other food and beverage operators and for valet services for the three- and six-month periods ended June 30, 2005. Food, beverage and valet costs are recorded in casino expense in the Company’s consolidated statements of operations. After the Company and Trump Indiana reimbursed BHR for all cash operational losses, the remaining net loss of BHR resulted from depreciation expense associated with the BHR property and was recorded as equity in loss of joint venture in the Company’s consolidated statements of operations. Such loss was approximately $0.6 million and $1.2 million, respectively, for the three- and six- month periods ended June 30, 2005.

The following represents selected financial information for BHR for the three- and six-month periods ended June 30, 2005 when the Company accounted for its 50% interest in BHR under the equity method:

STATEMENTS OF OPERATIONS	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Gross revenues	$2,898,855	$5,947,525

Operating loss	$(1,205,968)	$(2,417,308)

Net loss	$(1,207,000)	$(2,418,396)

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 6. LONG-TERM DEBT

	June 30, 2006	December 31, 2005
Long-term debt outstanding is as follows:
$300,000,000 of 9 ½% senior secured notes	$300,000,000	$300,000,000
$200,000,000 of 9 ¾% senior notes	200,000,000	200,000,000
$80,000,000 senior secured credit facility	37,892,491	47,212,346
Capitalized leases and other debt	402,069	365,284
Total long-term debt	538,294,560	547,577,630
Less current maturities	218,514	174,447
Total long-term debt, net of current maturities	$538,076,046	$547,403,183

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into various amendments to the loan and security agreement governing the senior secured credit facility (the “Senior Secured Credit Facility”) as listed in the Company’s Report on Form 10-K for the year ended December 31, 2005. In addition to those amendments, on April 13, 2006, the Company entered into Amendment Number Five (“Amendment Five”). Amendment Five modified the interest coverage ratio financial covenant for the twelve-month period ended March 31, 2006. Pursuant to Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio was amended to 1.80:1.0 in Amendment Five. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes.

On July 31, 2006, the Company entered into Amendment Number Six (“Amendment Six”) to the Senior Secured Credit Facility. Amendment Six modifies the last 12 month minimum EBITDA financial covenant and the last 12 month interest coverage ratio financial covenant for the applicable calendar quarterly periods. As amended, the Company is now required to have a minimum EBITDA of $65.0 million for the 12 months ended June 30, 2006, which periodically increases in $5.0 million increments to a maximum of $90.0 million for the 12 months ending March 31, 2010 and periods thereafter. The interest coverage ratio is reduced to 1.50:1.0 for the 12 months ended June 30, 2006, continuing through December 31, 2007. The ratio increases to 1.60:1.0 in 2008, 1.70:1.0 in 2009 and to 1.80:1.0 in 2010 and each period thereafter. In addition, the capital expenditures limitations have been increased to $25.0 million for each of the fiscal years 2006 and 2007 and to $30.0 million for each of the fiscal years 2008, 2009 and 2010. This amendment allowed the Company to be in compliance with the financial covenants under the Senior Secured Credit Facility as of June 30, 2006.

OTHER DEBT

The Company has various capital leases of approximately $0.4 million and other debt for equipment. Additional assets of $0.1 million were purchased through a capital lease during the quarter ended June 30, 2006.

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

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. Since the filing of the Annual Report on Form 10-K for the year ended December 31, 2005, plaintiffs filed a brief in support of their appeal on July 21, 2006 and the defendants have 30 days thereafter to respond. The trial date for the casino defendants' counterclaims has been continued until such time as the Fifth Circuit Court of Appeals rules on plaintiffs' appeal. The Company intends to vigorously defend against the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company's financial position and results of operations.

TAX MATTERS

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (the “Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006, and is expected to issue its ruling later this year. BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI's non-resident shareholder have timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes (the “Senior Secured Notes Indenture”) and the Senior Notes (the “Senior Notes Indenture”) and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. In April 2005, and again in April 2006, BDI’s non-resident shareholder paid Indiana state income tax for fiscal years 2004 and 2005 pursuant to the Indiana Tax Court’s decision in Aztar. BDI’s non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal years 2004 and 2005.

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

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At that time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003, on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and Majestic Star appealed those denials to the Indiana Tax Court on March 27, 2006. The Tax Court has ordered the parties to file status reports in that case by August 21, 2006. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on the Hyatt decision. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

BHR Sales and Use Tax Assessment 2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in unpaid sales and use taxes for the 2002 tax year, inclusive of interest and penalties. A substantial portion of the assessed sales tax is on complimentary food provided to the employees and patrons of Majestic Star and Trump Indiana based on the retail value of the items provided. In prior years, the Department had made similar assessments, but on the cost of those items to BHR. BHR has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding is $0.2 million. BHR has protested the remainder of the assessments for 2002. The Department held a hearing on the 2002 tax year on April 7, 2006, and is expected to issue its ruling later this year. On June 19, 2006, the Department assessed BHR $0.3 million in sales and use tax for 2003 and 2004, exclusive of interest and penalties, relating primarily to the same sales and use tax issues as were assessed in earlier years, concerning the provision of complimentary food to the employees and patrons of Majestic Star and Trump Indiana. BHR intends to protest the 2003 and 2004 assessments. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities. Estimated exposure for the first six months of 2006, which would be the Company’s obligation only, would be approximately $0.1 million.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements include the $63.5 million of Discount Notes, net of original issue discount of $15.4 million and $18.2 million as of June 30, 2006 and December 31, 2005, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other concurrent refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, each of the Senior Secured Notes and Senior Notes Indentures and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

Manager Agreement. Distributions to BDI under the Manager Agreement dated October 7, 2003 are governed and limited by the terms of the indentures governing the Senior Secured Notes, the Senior Notes and the Discount Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.

During the six months ended June 30, 2006 and 2005, Majestic Star made distributions totaling $3.6 million and $2.6 million, respectively, to BDI pursuant to the Manager Agreement.

Tax Distributions. Pursuant to the terms of each of the Senior Secured Notes and Senior Notes Indentures and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2006, the Company made a tax distribution of $0.9 million to BDI for 2005 state tax liabilities and estimated 2006 taxes. In the second quarter of 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities.

BHPA Rent Expense. During the three and six months ended June 30, 2005, the Company incurred rent expense payable to BHPA totaling $0.5 million and $1.1 million, respectively. As a result of our acquisition of Trump Indiana and the contribution of AMB Parking’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company, and the parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in general and administrative expenses in the consolidated statements of operations. For the three and six months ended June 30, 2006, the Company charged Barden Nevada $0.4 million and $0.7 million, respectively, pursuant to the expense sharing agreement. For the three and six months ended June 30, 2005, the Company charged Barden Nevada $0.3 million and $0.7 million, respectively, pursuant to the expense sharing agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of June 30, 2006, the principal balance of the promissory note was $0.

NOTE 9. SEGMENT INFORMATION

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

A summary of the Properties’ operations by business segment for the three and six months ended June 30, 2006 and 2005 and a summary of the Properties’ assets and goodwill as of June 30, 2006 and December 31, 2005 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Net revenues:
Majestic Star	$31,092	$34,129	$66,200	$70,305
Majestic Star II	24,870	-	59,154	-
Buffington Harbor Riverboats	102	-	221	-
Total Majestic Properties	56,064	34,129	125,575	70,305
Fitzgeralds Tunica	21,237	20,519	42,970	42,035
Fitzgeralds Black Hawk	8,256	8,412	16,930	17,575
Total	$85,557	$63,060	$185,475	$129,915

Operating income (loss):
Majestic Star	$7,615	$3,982	$16,863	$9,609
Majestic Star II	6,078	-	15,597	-
Buffington Harbor Riverboats	(3,057)	-	(6,597)	-
Buffington Harbor Parking Associates	(362)	-	(724)	-
Total Majestic Properties	10,274	3,982	25,139	9,609
Fitzgeralds Tunica	1,907	2,788	5,586	6,092
Fitzgeralds Black Hawk (1)	1,988	701	3,730	3,673
Corporate (2)	(1,931)	(3,985)	(3,772)	(5,202)
Majestic Investor Holdings (3)	-	(85)	-	(154)
Total	$12,238	$3,401	$30,683	$14,018

Segment depreciation and amortization:
Majestic Star	$1,902	$2,166	$3,772	$4,236
Majestic Star II	2,079	-	4,171	-
Buffington Harbor Riverboats	952	-	1,872	-
Buffington Harbor Parking Associates	145	-	290	-
Total Majestic Properties	5,078	2,166	10,105	4,236
Fitzgeralds Tunica	2,184	2,533	4,330	5,009
Fitzgeralds Black Hawk (1)	556	1,960	1,132	1,960
Corporate	29	24	53	44
Majestic Investor Holdings (3)	-	69	-	139
Total	$7,847	$6,752	$15,620	$11,388

Expenditure for additions to long-lived assets:
Majestic Star	$663	$1,937	$2,740	$2,828
Majestic Star II	62	-	138	-
Buffington Harbor Riverboats	36	-	49	-
Total Majestic Properties	761	1,937	2,927	2,828
Fitzgeralds Tunica	835	1,508	1,337	3,358
Fitzgeralds Black Hawk	701	1,402	1,190	1,809
Corporate	118	-	123	-
Total	$2,415	$4,847	$5,577	$7,995

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	As of	As of
	June 30,	December 31,
	2006	2005
	(in thousands)
Segment assets:
Majestic Star (4)	$118,579	$243,475
Majestic Star II	226,102	229,246
Buffington Harbor Riverboats	51,868	53,751
Buffington Harbor Parking Associates	21,856	21,592
Total Majestic Properties	418,405	548,064
Fitzgeralds Tunica	71,384	75,406
Fitzgeralds Black Hawk	39,334	31,688
Corporate (4)	374,893	289,353
Majestic Investor Holdings (3)	-	1,896
Total	904,016	946,407
Less: Intercompany	(397,730)	(428,448)
Total	$506,286	$517,959

Goodwill
Majestic Star II	$42,281	$41,328
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,925	1,925
Total	$48,204	$47,251

(1)
Fitzgeralds Black Hawk’s 2005 depreciation includes the $1.5 million of catch up depreciation and amortization expense for the period of time from July 2004 to April 2005 when the assets of Fitzgeralds Black Hawk were held for sale and no depreciation or amortization expense was recorded during that period.

(2)
Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. In the three- and six- month periods ended June 30, 2005, corporate expenses includes the $2.3 million charge related to the termination of the Fitzgeralds Black Hawk sale.

(3)	Majestic Investor Holdings was merged into the Company on March 22, 2006.
(4)
The combined assets of Majestic Star and Corporate include intercompany receivables from Majestic Star II, Fitzgeralds Tunica, BHR, BHPA and Fitzgeralds Black Hawk totaling approximately $397.7 million at June 30, 2006. At December 31, 2005, the combined assets of Majestic Star and Corporate include intercompany receivables from Majestic Star II, BHR, BHPA, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $428.4 million. Intercompany receivables are eliminated in consolidation.

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the Senior Secured Notes Indenture, the Senior Notes Indenture and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica, Fitzgeralds Black Hawk, BHR and BHPA are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,502,492	$-	$16,924,147	$-			$22,426,639
Restricted cash	2,166,881	-	1,160,000	-			3,326,881
Accounts receivable, net	853,402	-	3,359,480	-			4,212,882
Inventories	46,505	-	684,479	-			730,984
Prepaid expenses and deposits	4,444,635	-	5,986,149	-			10,430,784
Receivable from affiliates	2,183,992	-	3,307,191	(4,900,398)	(a	)	590,785
Investment in subsidiaries	96,513,611	-	-	(96,513,611)	(b	)	-
Other current assets	-	-	32,200	-			32,200
Total current assets	111,711,518	-	31,453,646	(101,414,009)			41,751,155

Property, equipment and improvements, net	74,224,093	-	195,708,440	-			269,932,533
Intangible assets, net	-	-	127,125,086	-			127,125,086
Goodwill	-	-	48,203,814	-			48,203,814
Other assets:
Deferred financing and transaction costs
related to the acquisition of Trump Indiana	14,451,980	-	-	-			14,451,980
Deferred financing and transaction costs
pushed down from Majestic Holdco (1)	2,677,535	-	-	-			2,677,535
Long term receivable - related party	290,059,182	-	6,257,546	(296,316,728)	(a	)	-
Other assets	347,750	-	1,795,735	-			2,143,485
Total other assets	307,536,447	-	8,053,281	(296,316,728)			19,273,000
Total assets	$493,472,058	$-	$410,544,267	$(397,730,737)			$506,285,588

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	960,609	-	2,215,922	-			3,176,531
Current portion of long-term debt	58,198	-	160,316	-			218,514
Payable to related party	3,303,644	-	1,596,754	(4,900,398)	(a	)	-
Accrued liabilities:
Payroll and related	2,961,245	-	5,996,416	-			8,957,661
Interest	10,475,239	-	441	-			10,475,680
Property and franchise taxes	3,703,394	-	5,728,938	-			9,432,332
Other accrued liabilities	3,940,032	-	8,141,305	-			12,081,337
Total current liabilities	25,402,361	-	23,840,092	(4,900,398)			44,342,055

Due to related parties	6,257,546	-	290,059,182	(296,316,728)	(a	)	-
Long-term debt, net of current maturities	537,944,664	300,000,000	131,382	(300,000,000)	(c	)	538,076,046
Long-term debt pushed down from Majestic Holdco (2)	48,116,437	-	-	-			48,116,437
Total liabilities	617,721,008	300,000,000	314,030,656	(601,217,126)			630,534,538
Member's (deficit) equity	(124,248,950)	(300,000,000)	96,513,611	203,486,389	(b) (c	)	(124,248,950)
Total liabilities and member's (deficit) equity	$493,472,058	$-	$410,544,267	$(397,730,737)			$506,285,588

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of June 30, 2006

(a)	To eliminate intercompany receivable and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)
As more fully described in Note 6. Long-Term Debt, the Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

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
Deferred financing and transaction costs
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

(c)
As more fully described in Note 6. Long-Term Debt, the Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$32,572,164	$-	$57,369,992	$-	$89,942,156
Rooms	-	-	2,848,379	-	2,848,379
Food and beverage	423,023	-	3,540,735	-	3,963,758
Other	717,239	-	942,446	-	1,659,685
Gross revenues	33,712,426	-	64,701,552	-	98,413,978
Less promotional allowances	2,620,584	-	10,236,239	-	12,856,823
Net operating revenues	31,091,842	-	54,465,313	-	85,557,155

OPERATING COSTS AND EXPENSES:
Casino	5,997,951	-	14,544,419	-	20,542,370
Rooms	-	-	421,991	-	421,991
Food and beverage	459,821	-	1,701,000	-	2,160,821
Other	-	-	231,415	-	231,415
Gaming taxes	9,206,840	-	10,825,087	-	20,031,927
Advertising and promotion	1,239,149	-	3,149,326	-	4,388,475
General and administrative	3,804,336	-	10,432,690	-	14,237,026
Corporate expense	1,901,961	-	-	-	1,901,961
Economic incentive tax - City of Gary	867,014	-	678,011	-	1,545,025
Depreciation and amortization	1,930,649	-	5,916,450	-	7,847,099
Loss on disposal of assets	-	-	10,686	-	10,686
Total operating costs and expenses	25,407,721	-	47,911,075	-	73,318,796

Operating income	5,684,121	-	6,554,238	-	12,238,359

OTHER INCOME (EXPENSE):
Interest income	47,966	-	38,344	-	86,310
Interest expense	(13,428,331)	-	(6,481)	-	(13,434,812)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(1,575,896)	-	-	-	(1,575,896)
Other non-operating expense	(23,955)	-	-	-	(23,955)
Equity in net income of subsidiaries	6,586,101	-	-	(6,586,101)	-
Total other (expense) income	(8,394,115)	-	31,863	(6,586,101)	(14,948,353)

Net (loss) income	$(2,709,994)	$-	$6,586,101	$(6,586,101)	$(2,709,994)

(a)	To eliminate equity in net income of subsidiaries.

(1)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.

(2)	Includes amortization of the discount on Majestic Holdco’s Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$37,442,188	$-	$30,833,775	$-	$68,275,963
Rooms	-	-	1,917,569	-	1,917,569
Food and beverage	417,474	-	3,042,526	-	3,460,000
Other	953,912	-	438,835	-	1,392,747
Gross revenues	38,813,574	-	36,232,705	-	75,046,279
Less promotional allowances	4,684,327	-	7,301,921	-	11,986,248
Net operating revenues	34,129,247	-	28,930,784	-	63,060,031

OPERATING COSTS AND EXPENSES:
Casino	6,770,189	-	9,442,557	-	16,212,746
Rooms	-	-	441,108	-	441,108
Food and beverage	464,552	-	999,950	-	1,464,502
Other	-	-	242,399	-	242,399
Gaming taxes	10,774,190	-	3,977,814	-	14,752,004
Advertising and promotion	1,982,911	-	1,918,517	-	3,901,428
General and administrative	6,258,424	-	3,907,815	-	10,166,239
Corporate expense	3,961,114	-	-	-	3,961,114
Economic incentive tax - City of Gary	1,124,610	-	-	-	1,124,610
Depreciation and amortization	2,189,482	-	4,562,251	-	6,751,733
Loss on investment in Buffington
Harbor Riverboats, LLC	603,500	-	-	-	603,500
Loss on disposal of assets	3,644	-	34,191	-	37,835
Total operating costs and expenses	34,132,616	-	25,526,602	-	59,659,218

Operating (loss) income	(3,369)	-	3,404,182	-	3,400,813

OTHER INCOME (EXPENSE):
Interest income	64,762	-	21,652	-	86,414
Interest expense	(6,969,080)	-	(474,569)	-	(7,443,649)
Other non-operating expense	(41,715)	-	-	-	(41,715)
Equity in net income of subsidiaries	2,951,265	-	-	(2,951,265)	-
Total other expense	(3,994,768)	-	(452,917)	(2,951,265)	(7,398,950)

Net (loss) income	$(3,998,137)	$-	$2,951,265	$(2,951,265)	$(3,998,137)

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$69,021,309	$-	$124,806,338	$-	$193,827,647
Rooms	-	-	5,612,771	-	5,612,771
Food and beverage	925,177	-	7,393,657	-	8,318,834
Other	1,401,637	-	2,006,058	-	3,407,695
Gross revenues	71,348,123	-	139,818,824	-	211,166,947
Less promotional allowances	5,147,804	-	20,543,854	-	25,691,658
Net operating revenues	66,200,319	-	119,274,970	-	185,475,289

OPERATING COSTS AND EXPENSES:
Casino	12,334,810	-	31,138,237	-	43,473,047
Rooms	-	-	1,606,195	-	1,606,195
Food and beverage	968,983	-	3,308,210	-	4,277,193
Other	173	-	489,307	-	489,480
Gaming taxes	19,608,705	-	24,846,550	-	44,455,255
Advertising and promotion	2,624,287	-	5,914,333	-	8,538,620
General and administrative	8,243,111	-	21,022,450	-	29,265,561
Corporate expense	3,719,665	-	-	-	3,719,665
Economic incentive tax - City of Gary	1,787,746	-	1,564,268	-	3,352,014
Depreciation and amortization	3,824,953	-	11,794,895	-	15,619,848
Gain on disposal of assets	(2,727)	-	(1,577)	-	(4,304)
Total operating costs and expenses	53,109,706	-	101,682,868	-	154,792,574

Operating income	13,090,613	-	17,592,102	-	30,682,715

OTHER INCOME (EXPENSE):
Interest income	122,586	-	99,791	-	222,377
Interest expense	(26,880,117)	-	131,416	-	(26,748,701)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(3,070,254)	-	-	-	(3,070,254)
Other non-operating expense	(51,203)	-	-	-	(51,203)
Equity in net income of subsidiaries	17,823,309	-	-	(17,823,309)	-
Total other expense	(12,055,679)	-	231,207	(17,823,309)	(29,647,781)

Net income	$1,034,934	$-	$17,823,309	$(17,823,309)	$1,034,934

(a)	To eliminate equity in net income of subsidiaries.

(1)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.

(2)	Includes amortization of the discount on Majestic Holdco’s Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$76,139,357	$-	$63,219,253	$-	$139,358,610
Rooms	-	-	3,711,673	-	3,711,673
Food and beverage	859,997	-	6,110,379	-	6,970,376
Other	1,619,030	-	831,447	-	2,450,477
Gross revenues	78,618,384	-	73,872,752	-	152,491,136
Less promotional allowances	8,313,399	-	14,262,646	-	22,576,045
Net operating revenues	70,304,985	-	59,610,106	-	129,915,091

OPERATING COSTS AND EXPENSES:
Casino	13,901,276	-	19,604,349	-	33,505,625
Rooms	-	-	825,053	-	825,053
Food and beverage	976,839	-	1,989,004	-	2,965,843
Other	-	-	501,877	-	501,877
Gaming taxes	21,844,453	-	8,205,740	-	30,050,193
Advertising and promotion	3,707,589	-	3,687,339	-	7,394,928
General and administrative	12,528,453	-	8,044,283	-	20,572,736
Corporate expense	5,158,184	-	-	-	5,158,184
Economic incentive tax - City of Gary	2,287,972	-	-	-	2,287,972
Depreciation and amortization	4,279,929	-	7,107,739	-	11,387,668
Loss on investment in Buffington
Harbor Riverboats, LLC	1,209,198	-	-	-	1,209,198
Loss on disposal of assets	3,644	-	34,331	-	37,975
Total operating costs and expenses	65,897,537	-	49,999,715	-	115,897,252

Operating income	4,407,448	-	9,610,391	-	14,017,839

OTHER INCOME (EXPENSE):
Interest income	69,730	-	28,886	-	98,616
Interest expense	(13,730,887)	-	(949,137)	-	(14,680,024)
Other non-operating expense	(78,669)	-	-	-	(78,669)
Equity in net income of subsidiaries	8,690,140	-	-	(8,690,140)	-
Total other expense	(5,049,686)	-	(920,251)	(8,690,140)	(14,660,077)

Net (loss) income	$(642,238)	$-	$8,690,140	$(8,690,140)	$(642,238)

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (1)	$(4,095,046)	$-	$15,868,205	$-	$11,773,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(16,881)	-	(120,000)	-	(136,881)
Additional acquisition costs related to
Trump Indiana acquisition	-	-	(953,020)	-	(953,020)
Acquisition of property and equipment	(2,862,952)	-	(2,714,340)	-	(5,577,292)
Merger of Majestic Investor Holdings into Majestic Star	600,328	-	(600,328)	-	-
Proceeds from disposal of assets	134,068	-	569,015	-	703,083
Net cash used in investing activities	(2,145,437)	-	(3,818,673)	-	(5,964,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	(132,764)	-	-	-	(132,764)
Issuance costs for the 9 3/4% senior notes	(670,876)	-	-	-	(670,876)
Issuance costs for the 12 1/2% senior discount notes
pushed down from Majestic Holdco (2)	(99,274)	-	-	-	(99,274)
Proceeds from line of credit	24,963,368	-	-	-	24,963,368
Repayment of line of credit	(34,283,222)	-	-	-	(34,283,222)
Repayment of debt	-	-	(1,058,176)	-	(1,058,176)
Cash advances from (to) affiliates	19,350,000	-	(19,350,000)	-	-
Distribution to Barden Development, Inc.	(4,469,715)	-	-	-	(4,469,715)
Net cash provided by (used in) financing activities	4,657,517	-	(20,408,176)	-	(15,750,659)

Net decrease in cash and cash equivalents	(1,582,966)	-	(8,358,644)	-	(9,941,610)

Cash and cash equivalents, beginning of period	7,085,458	-	25,282,791	-	32,368,249

Cash and cash equivalents, end of period	$5,502,492	$-	$16,924,147	$-	$22,426,639

(1)	Includes amortization of bond discount and deferred financing costs of $3.1 million related to the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of issuance costs of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(9,553,396)	$-	$15,981,587	$-	$6,428,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,827,255)	-	(5,167,356)	-	(7,994,611)
Decrease in prepaid leases and deposits	3,600	-	-	-	3,600
Proceeds from disposal of assets	-	-	200	-	200
Net cash used in investing activities	(2,823,655)	-	(5,167,156)	-	(7,990,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	22,437,970	-	-	-	22,437,970
Repayment of line of credit	(13,050,806)	-	-	-	(13,050,806)
Advances to affiliates - net	(3,232,951)	-	-	-	(3,232,951)
Cash advances from (to) affiliates	9,275,000	-	(9,275,000)	-	-
Distribution to Barden Development, Inc.	(4,881,209)	-	-	-	(4,881,209)
Net cash provided by (used in) financing activities	10,548,004	-	(9,275,000)	-	1,273,004

Net (decrease) increase in cash and cash equivalents	(1,829,047)	-	1,539,431	-	(289,616)

Cash and cash equivalents, beginning of period	8,433,545	-	8,288,184	-	16,721,729

Cash and cash equivalents, end of period	$6,604,498	$-	$9,827,615	$-	$16,432,113

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

For a more complete description of the risk factors that may affect our business, see the risk factors set forth in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and as updated in Part II of this report, and elsewhere in this report.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the “Company”), operate two riverboat gaming facilities located in Gary, Indiana (separately “Majestic Star” and “Majestic Star II”) and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”) and Black Hawk, Colorado (casino only) (“Barden Colorado” or “Fitzgeralds Black Hawk”). The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”) for support services. See Note 8 to the Condensed Consolidated Financial Statements.

Discount Notes

A newly created entity and parent to the Company, Majestic Holdco, LLC (“Majestic Holdco”) issued, in conjunction with its co-issuer, Majestic Holdco, Inc., $63.5 million aggregate principal at maturity of 12 ½% Senior Discount Notes due 2011 (the “Discount Notes”). The Company’s consolidated balance sheets as of June 30, 2006 and December 31, 2005, include the pushdown of Discount Notes of $45.3 million at December 31, 2005 and $48.1 million at June 30, 2006, net of original issue discount, that were issued by Majestic Holdco in connection with the financing for the Trump Indiana acquisition. Also being pushed down are financing costs of $2.7 million, net of amortization of $0.3 million as of June 30, 2006, and amortization of deferred financing costs and bond discount (reflected in interest expense in the Company’s consolidated statement of operations) of $1.6 million and $3.1 million, respectively for the three and six months ended June 30, 2006. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or any of its subsidiaries security for the Discount Notes. Further, each of the senior notes (the “Senior Notes”) and the senior secured notes (the “Senior Secured Notes”) indentures and the loan and security agreement which governs our senior secured credit facility ("Senior Secured Credit Facility") preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

RESULTS OF OPERATIONS

Trump Indiana Acquisition

On December 21, 2005, the Company purchased the Majestic Star II (formerly known as Trump Indiana) from Trump Entertainment Resorts Holdings L.P. (“TERH”) for a purchase price of $253.0 million, subject to adjustments for certain obligations, cash on hand and working capital. As part of that purchase, the Company also acquired Trump Indiana’s 50% joint venture interest in Buffington Harbor Riverboats, L.L.C. (“BHR”) and in Buffington Harbor Parking Associates, L.L.C. (“BHPA”). An affiliate of the Company contributed its 50% interest in BHPA to the Company at the time of the closing on the Trump Indiana acquisition. As a result of these transactions, Majestic Star II, BHR and BHPA are now all wholly owned subsidiaries of the Company. Majestic Star, Majestic Star II, BHR and BHPA are referred to collectively as the “Majestic Properties.”

Since the acquisition, we have spent a significant amount of time and effort to incorporate Majestic Star II into our other Gary, Indiana operations. We have substantially implemented our cost savings strategy that will result in approximately $14.4 million of cost savings on an annualized basis. However, reductions in marketing and promotions, increased competition, disruption to our gaming operations during the transition, road construction, lack of acceptance of the changes we made to our properties by our customers, and higher energy and fuel costs experienced by our customers, thus resulting in fewer trips to our Majestic Properties and lower discretionary spending on gambling, have impacted casino revenue.

As reported by the Indiana Gaming Commission, the casino revenues at our Majestic Properties declined by 11.1% for the six months ended June 30, 2006 compared to the same period in 2005, when the operating entities were Majestic Star and Trump Indiana. For all of the northwest Indiana gaming market, casino revenues have increased 4.7% in 2006 compared to 2005.

We are actively addressing those issues identified above that are within our control. In addition to those plans identified within Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2006, we plan to:

•	Reduce table game limits to introduce $3.00 games to distinguish the properties from our competitors and generate longer playing times;

•	Raise table game maximum limits in the main casino areas from $500 to $5,000;

•	Enhance and target our advertising on radio, television, outdoor signage and publications to promote the new tournament programs, new table limits, free valet parking and Double Deck Blackjack;

•	Remodel the porte cochere and front entrance to the BHR pavilion, add retail kiosks and re-open the Lakeshore Lounge.

•	Add live DJ entertainment on both vessels starting in August 2006.

We believe the programs listed above and in our previous 10-Q filing will enhance our revenues and cash flow; however, many of the programs take time to implement and to gain customer acceptance. Additionally, the Majestic Properties will continue to be subject to the enhanced marketing, promotions and amenities offered by our competitors. There is no guarantee that our immediate plans will improve our casino revenues and our cash flows in the near term or on a permanent basis.

Overall Operating Results

The discussion of our consolidated financial results for the three and six months ended June 30, 2006 is inclusive of the operating results of Majestic Star II, along with the additional 50% interest of BHR and BHPA, from the date of acquisition. In addition, our financial results are inclusive of interest expense and amortization of financing costs related to the pushdown of the Discount Notes, as discussed previously, and are exclusive of $1.1 million of severance payments made in connection with the Trump Indiana acquisition as those costs have been recorded as goodwill.

Consolidated gross operating revenues increased $23.4 million, or 31.1%, from $75.0 million in the three-month period ended June 30, 2005 to $98.4 million in the three-month period ended June 30, 2006. The increase is primarily due to the acquisition of Majestic Star II, which contributed $27.1 million to consolidated gross revenues for the quarter. Fitzgeralds Tunica and BHR also added $1.4 million and $0.1 million, respectively, to consolidated gross revenues, offset by a decrease of $5.1 million at Majestic Star and a decrease of $0.2 million at Fitzgeralds Black Hawk.

Consolidated casino revenues, which comprise 91.4% of consolidated gross revenues, increased $21.7 million, or 31.7%, to $89.9 million, in the three-month period ended June 30, 2006, compared to the similar period last year, again due to Majestic Star II’s contribution, which was $25.5 million. Adding to the increase in consolidated casino revenue was a $1.2 million increase at Fitzgeralds Tunica resulting from higher slot revenues of $0.6 million due to increases in slot coin-in and slot win percentages of 0.5% and 2.4%, respectively, and a $0.6 million increase in table games revenue from a 37.5% increase in drop offset by a 1.1% reduction in the hold percentage. These increases in consolidated casino revenue were offset by declines in casino revenue at Majestic Star of $4.9 million and $0.2 million at Fitzgeralds Black Hawk. The decline at Majestic Star was due to a $0.2 million increase in table games revenue caused by a 10.0% decline in drop offset by a 14.9% increase in the hold percentage, and a $5.1 million decline in slot revenue resulting from a decrease in slot coin-in of 16.4%, offset by a 0.3% improvement in win percentage. Fitzgeralds Black Hawk’s decline in casino revenues of $0.2 million was mostly due to lower slot coin-in of 6.8%. The lower casino revenues at the Majestic Properties are primarily a result of lower than expected volumes due to the issues mentioned above. Fitzgeralds Black Hawk is also facing additional competition as remodeled casinos at competitors, new amenities and greater levels of marketing are making for a more competitive environment.

In the three-month period ended June 30, 2006, as compared to the same three-month period last year, operating expenses increased $13.7 million, with most of this increase attributable to Majestic Star II. Majestic Star's operating expenses, including fifty percent of BHR and BHPA (for comparative purposes), declined from $30.1 million in the second quarter of last year to $25.2 million in the current quarter, a decrease of $4.9 million. Contributing to the reduction in operating expenses was the implementation of cost saving strategies in conjunction with our acquisition of Trump Indiana, reduction in gaming taxes at the property due to the decline in casino revenues and elimination of the lease expense paid to BHPA for the parking garage utilized by Majestic Star during the second quarter of 2005. Also in the second quarter of 2005, we incurred a charge of approximately $2.3 million related to the termination of the sale of our Fitzgeralds Black Hawk property. In addition, during the period the property was considered as held for sale, no depreciation or amortization expense was recognized. When the sale was terminated, depreciation and amortization of $1.5 million was caught up in the second quarter of 2005 for the period in which no depreciation or amortization was recorded.

As a result of these changes in revenues and expenses, we had a consolidated net loss of $2.7 million during the three-month period ended June 30, 2006 compared to a net loss of $4.0 million during the same period in 2005.

For the six months ended June 30, 2006, consolidated gross operating revenues were $211.2 million compared to $152.5 million for the first six months of 2005, an increase of $58.7 million or 38.5%. The acquisition of Majestic Star II contributed $63.8 million of gross revenue, while Fitzgeralds Tunica and BHR added $2.6 million and $0.2 million, respectively, which was offset by a decrease of $7.3 million at Majestic Star and a decrease of $0.6 million at Fitzgeralds Black Hawk.

In the six month period ended June 30, 2006, as compared to the same prior year period, consolidated casino revenues, which comprised 91.8% of consolidated gross revenues during the period, increased $54.5 million, or 39.1%, to $193.8 million, due to Majestic Star II’s contribution, which was $60.2 million. Adding to the increase in consolidated casino revenue was a $2.0 million increase at Fitzgeralds Tunica, that is comprised of a $1.4 million increase in slot revenue resulting from increases in slot coin-in and slot win percentages of 1.0% and 2.5%, respectively, and a $0.6 million increase in table games revenue from a 19.3% increase in drop offset by a 4.6% reduction in the hold percentage. These increases in consolidated casino revenue were offset by declines in casino revenue at Majestic Star of $7.1 million and $0.6 million at Fitzgeralds Black Hawk. The decline at Majestic Star was due to a $1.3 million decrease in table games revenue caused by a 15.1% decline in drop but a 6.2% increase in win percentage, and a $5.8 million decline in slot revenue resulting from a decrease in slot coin-in of 12.2%, offset by a 3.4% improvement in win percentage. Fitzgeralds Black Hawk’s decline in casino revenues of $0.6 million was mostly due to lower slot coin-in of 4.6%. As with the second quarter of 2006, the lower casino revenues at the Majestic Properties are primarily a result of lower than expected volumes due to the issues mentioned above. Fitzgeralds Black Hawk is also facing additional competition as the construction disruption at competitors is no longer a factor in driving customers to our facility.

In the six-month period ended June 30, 2006, as compared to the same six month period last year, operating expenses increased $38.9 million, with most of this increase attributable to Majestic Star II. Majestic Star's operating expenses for the six months ended June 30, 2006, including fifty percent of the BHR and BHPA operating expenses (for comparability purposes), were down significantly from the first six months of 2005. In the first half of 2006, inclusive of fifty percent of BHR's and BHPA's operating expenses, Majestic Star's operating costs were $53.1 million, compared to $60.7 million last year. Contributing to the reduction in operating expenses was the implementation of cost saving strategies in conjunction with our acquisition of Trump Indiana, lower gaming taxes as a result of the property's lower casino revenues and elimination of the lease expense paid to BHPA, for the parking garage utilized by Majestic Star, during the first six months of 2005. The 2005 results are also impacted by the same expenses discussed in the quarterly results related to the termination of the Fitzgeralds Black Hawk sale.

Consolidated net income was $1.0 million in the six-month period ended June 30, 2006, an increase of $1.6 million when compared to a net loss of $0.6 million for the same period in 2005.

An overview of the developments that affected our results during the three- and six-month periods ended June 30, 2006, or that may affect future results are listed below and discussed in greater detail in our discussion of operating results:

•
Competition in our markets remains intense. The new casino and amenities at Boyd Gaming’s Blue Chip Casino have impacted our operations at the Majestic Properties. Recently, Harrah’s Entertainment announced plans for a $485.0 million expansion project at its Horseshoe Casino in Hammond, Indiana. The Pokagon Indians have broken ground on a facility near the Indiana and Michigan state line that is scheduled to open in the summer of 2007. Various remodel and expansion projects have been recently completed by our competitors in the Black Hawk market, and these competitors have increased their marketing activities. In the Tunica market, a new casino project has been announced that is expected to begin construction in the summer of 2007 and open 24 to 48 months later. If the level of competition in any of our markets increases, our financial performance and cash flows may be negatively impacted. In addition, higher gas prices may be impacting the frequency of trips to all of our casinos and negatively impacting the discretionary gaming budgets of our customers.

•
The $25.0 million expansion plans for Fitzgeralds Black Hawk are scheduled to begin in third quarter 2006 and should be completed in the fourth quarter of 2007. This expansion will not only add more amenities for our guests, but will also increase the number of slot machines from approximately 600 to approximately 1,000, which will all be ticket-in ticket out (“TITO”).

•
Fitzgeralds Tunica is looking to improve market share and attract a higher-valued gaming customer by enhancing the property with a $3.5 million hotel renovation project during the second half of 2006, which will include 108 hotel rooms as well as remodeling the hotel lobby and room corridors, and upgrading the elevator access areas. The remaining hotel rooms are anticipated to be renovated in 2007.

•
The management team at Fitzgeralds Tunica is implementing changes to the property to make it more competitive in the Tunica market. Along with a new advertising program, management is also enhancing the property’s direct mail, guest development and hosting programs. Improvements have been made to the food and beverage operation. As we reposition the property in order to attract and retain a higher valued gaming customer, the near term margins and profitability at the property may decline as we build toward a longer term growth strategy.

•
Beginning in the third quarter of 2006, the Majestic Properties will be remodeling the porte cochere and front entrance to the BHR pavilion as well as adding retail kiosks and re-opening the Lakeshore Lounge.

•
In the first six months of 2006, we spent approximately $5.6 million for the purchase of slot machines and TITO implementation, re-branding Trump Indiana to Majestic Star II and integration of our computer system with Trump Indiana. As of June 30, 2006, we had 885, or 68.2%, of our slot machines at Fitzgeralds Tunica equipped with TITO and 403, or 67.8%, of our slot machines at Fitzgeralds Black Hawk equipped with TITO. At Majestic Star and Majestic Star II, all of our slot machines are TITO equipped. Our goal is to have substantially all of our slot machines at all of our properties equipped with TITO by year end.

•
In order to be in compliance with the financial covenants under our Senior Secured Credit Facility as of June 30, 2006, the Company negotiated amendment six ("Amendment Six”) to the Senior Secured Credit Facility. As discussed in more detail in Liquidity and Capital Resources, Amendment Six reduced the required minimum adjusted EBITDA financial covenant, reduced the interest coverage ratio covenant and increased our capital expenditures limitation.

The following tables set forth information derived from the Company's statements of operations, balance sheets and statements of cash flows.

Operating Results by Entity

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Gross revenues:
Majestic Star	$33,712	$38,814	$71,348	$78,618
Majestic Star II	27,141	-	63,775	-
Buffington Harbor Riverboats	102	-	221	-
Total Majestic Properties	60,955	38,814	135,344	78,618
Fitzgeralds Tunica	27,867	26,440	56,163	53,606
Fitzgeralds Black Hawk	9,592	9,792	19,660	20,267
Total	$98,414	$75,046	$211,167	$152,491

Net revenues:
Majestic Star	$31,092	$34,129	$66,200	$70,305
Majestic Star II	24,870	-	59,154	-
Buffington Harbor Riverboats	102	-	221	-
Total Majestic Properties	56,064	34,129	125,575	70,305
Fitzgeralds Tunica	21,237	20,519	42,970	42,035
Fitzgeralds Black Hawk	8,256	8,412	16,930	17,575
Total	$85,557	$63,060	$185,475	$129,915

Casino revenues:
Majestic Star	$32,572	$37,442	$69,022	$76,140
Majestic Star II	25,503	-	60,183	-
Total Majestic Properties	58,075	37,442	129,205	76,140
Fitzgeralds Tunica	22,912	21,690	46,264	44,274
Fitzgeralds Black Hawk	8,955	9,144	18,359	18,945
Total	$89,942	$68,276	$193,828	$139,359

Operating Results by Entity (continued)

For The Three Months Ended		For The Six Months Ended
June 30,		June 30,
2006	2005	2006	2005
(in thousands)
Operating income (loss):
Majestic Star	$7,615	$3,982	$16,863	$9,609
Majestic Star II	6,078	-	15,597	-
Buffington Harbor Riverboats	(3,057)	-	(6,597)	-
Buffington Harbor Parking Associates	(362)	-	(724)	-
Total Majestic Properties	10,274	3,982	25,139	9,609
Fitzgeralds Tunica	1,907	2,788	5,586	6,092
Fitzgeralds Black Hawk (1)	1,988	701	3,730	3,673
Corporate (2)	(1,931)	(3,985)	(3,772)	(5,202)
Majestic Investor Holdings (3)	-	(85)	-	(154)
Total	$12,238	$3,401	$30,683	$14,018

Operating margin (4)
Majestic Star	24.5%	11.7%	25.5%	13.7%
Majestic Star II	24.4%	n/a	26.4%	n/a
Buffington Harbor Riverboats	-3005.1%	n/a	-2984.9%	n/a
Total Majestic Properties	18.3%	11.7%	20.0%	13.7%
Fitzgeralds Tunica	9.0%	13.6%	13.0%	14.5%
Fitzgeralds Black Hawk	24.1%	8.3%	22.0%	20.9%
Total	14.3%	5.4%	16.5%	10.8%

Segment depreciation and amortization:
Majestic Star	$1,902	$2,166	$3,772	$4,236
Majestic Star II	2,079	-	4,171	-
Buffington Harbor Riverboats	952	-	1,872	-
Buffington Harbor Parking Associates	145	-	290	-
Total Majestic Properties	5,078	2,166	10,105	4,236
Fitzgeralds Tunica	2,184	2,533	4,330	5,009
Fitzgeralds Black Hawk (1)	556	1,960	1,132	1,960
Corporate	29	24	53	44
Majestic Investor Holdings (3)	-	69	-	139
Total	$7,847	$6,752	$15,620	$11,388

Expenditure for additions to long-lived assets:
Majestic Star	$663	$1,937	$2,740	$2,828
Majestic Star II	62	-	138	-
Buffington Harbor Riverboats	36	-	49	-
Total Majestic Properties	761	1,937	2,927	2,828
Fitzgeralds Tunica	835	1,508	1,337	3,358
Fitzgeralds Black Hawk	701	1,402	1,190	1,809
Corporate	118	-	123	-
Total	$2,415	$4,847	$5,577	$7,995

Operating Results by Entity (continued)

	As of	As of
	June 30,	December 31,
	2006	2005
	(in thousands)
Segment assets:
Majestic Star (5)	$118,579	$243,475
Majestic Star II	226,102	229,246
Buffington Harbor Riverboats	51,868	53,751
Buffington Harbor Parking Associates	21,856	21,592
Total Majestic Properties	418,405	548,064
Fitzgeralds Tunica	71,384	75,406
Fitzgeralds Black Hawk	39,334	31,688
Corporate (5)	374,893	289,353
Majestic Investor Holdings (3)	-	1,896
Total	904,016	946,407
Less: Intercompany	(397,730)	(428,448)
Total	$506,286	$517,959

Goodwill
Majestic Star II	$42,281	$41,328
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,925	1,925
Total	$48,204	$47,251

Notes:
(1)
Fitzgeralds Black Hawk’s 2005 depreciation includes the $1.5 million catch up depreciation and amortization expense for the period of time from July 2004 to April 2005 when the property's assets were held for sale and no depreciation or amortization expense was recorded.

(2)
Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. Included in the three- and six-month periods of 2005 is the $2.3 million charge related to the termination of the Fitzgeralds Black Hawk sale.

(3)	Majestic Investor Holdings was merged into the Company on March 22, 2006.
(4)	Operating margin is calculated by dividing operating income (loss) by net revenues.
(5)
The combined assets of Majestic Star and Corporate include intercompany receivables from Majestic Star II, Fitzgeralds Tunica, BHR, BHPA and Fitzgeralds Black Hawk totaling approximately $397.7 million at June 30, 2006. At December 31, 2005, the combined assets of Majestic Star and Corporate include intercompany receivables from Majestic Star II, BHR, BHPA, Investor Holdings, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $428.4 million. Intercompany receivables are eliminated in consolidation.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Because of the Trump Indiana acquisition, including its joint venture interests in BHR and, together with a contribution from an affiliate of the Company, BHPA, on December 21, 2005, our consolidated financial results for the three and six months ended June 30, 2006 are not comparable to the same period in 2005.

Consolidated gross operating revenues increased $23.4 million, or 31.1%, from $75.0 million in the three-month period ended June 30, 2005 to $98.4 million in the three-month period ended June 30, 2006. The increase is primarily due to the acquisition of Majestic Star II, which contributed $27.1 million to consolidated gross revenues for the quarter. Fitzgeralds Tunica and BHR also added $1.4 million and $0.1 million, respectively, to consolidated gross revenues. These increases in gross revenues were offset by decreases of $5.1 million at Majestic Star and $0.2 million at Fitzgeralds Black Hawk.

Consolidated casino revenues, which comprise 91.4% of consolidated gross revenues, increased $21.7 million, or 31.7%, to $89.9 million, again due to Majestic Star II’s contribution, which was $25.5 million. Majestic Star’s casino revenues declined $4.9 million. Casino revenues at Fitzgeralds Tunica increased $1.2 million, or 5.6%, and at Fitzgeralds Black Hawk, casino revenues declined $0.2 million, or 2.1%, as compared to the second quarter of 2005. Lower casino revenues at the Majestic Properties are the result of lower volumes due to the issues mentioned above under the caption “Trump Indiana Acquisition.” Our Fitzgeralds Black Hawk property is also facing additional competition from our competitors’ recently remodeled casinos, which have new amenities and have undertaken greater levels of marketing.

Consolidated promotional allowances increased $0.9 million, or 7.3%. Majestic Star II added $2.3 million to consolidated promotional allowances, which was offset by a $2.1 million reduction in promotional expenses at Majestic Star. Fitzgeralds Black Hawk’s promotional allowances were consistent with the prior year. At Fitzgeralds Tunica, promotional allowances were $0.7 million higher, as the property was more aggressive in cash and hotel promotional activities, in order to increase its competitiveness in the Tunica market.

The $13.7 million, or 22.9%, increase in consolidated operating expenses resulted primarily from the addition of the operating expenses of Majestic Star II, and 50% of the operating expenses of BHR and BHPA, which totaled $20.6 million. Operating expenses at Majestic Star (inclusive of 50% of BHR's and BHPA's operating expenses for comparability), Corporate, Investor Holdings, and Fitzgeralds Black Hawk declined by $4.9 million, $2.1 million, $0.1 million, and $1.4 million, respectively, offset by an increase of $1.6 million at Fitzgeralds Tunica. The components of these changes are discussed below.

Majestic Star II added $3.8 million to consolidated casino expenses, which had an overall increase of $4.3 million when compared with the second quarter of 2005. Casino expenses decreased $0.8 million at Majestic Star due to payroll and cost savings. Offsetting the decrease was an increase of $1.1 million at Fitzgeralds Tunica as a result of higher costs associated with increased promotions, payroll and other expenses related to progressive slot and table games, and $0.2 million at Fitzgeralds Black Hawk because of higher expenses related to participation slot games.

Consolidated advertising and promotion expenses are up $0.5 million as a result of the addition of Majestic Star II’s advertising and promotion expense.

Consolidated gaming and incentive taxes increased $5.7 million primarily due to $7.4 million of gaming and incentive taxes at Majestic Star II. Majestic Star’s gaming and incentive taxes declined by $1.8 million due to lower casino revenue and Fitzgeralds Tunica’s gaming taxes increased $0.1 million which is attributable to their higher casino revenues.

General and administrative expenses increased $4.1 million to $14.2 million for the second quarter of 2006 compared to $10.2 million in the second quarter of 2005. The Majestic Properties added $3.8 million of the increase, with all this attributable to Majestic Star II. Fitzgeralds Tunica’s general and administrative expenses increased $0.4 million, mostly due to increases in utilities and payroll. At Fitzgeralds Black Hawk, general and administrative expenses declined by $0.2 million primarily due to lower benefit costs.

Corporate expenses decreased $2.1 million to $1.9 million for the second quarter of 2006 compared to $4.0 million for the same quarter in 2005. The decrease is mainly because of the $2.3 million termination charge related to the cancellation of the sale of Fitzgeralds Black Hawk, which was included in corporate expenses in 2005, offset by increased payroll expenses and professional fees.

Consolidated depreciation and amortization expense increased by $1.1 million to $7.8 million. The addition of Majestic Star II, BHR and BHPA contributed $3.2 million of the increase. Depreciation expenses at Fitzgeralds Black Hawk decreased in 2006 compared to 2005 by $1.4 million due to the $1.5 million of catch up depreciation recorded in the second quarter of 2005 related to the termination of the sale of Fitzgeralds Black Hawk. Fitzgeralds Tunica and Majestic Star both had declines in depreciation and amortization expense of $0.3 million as certain assets have become fully depreciated.

In the three-month period ended June 30, 2005, BHR was owned equally by Majestic Star and Trump Indiana, with each entity accounting for its interest under the equity method. Operating losses of BHR were reimbursed by the two members, with the exception of depreciation expense. For that reason, the Company reported a loss on investment in BHR of $0.6 million for the second quarter of 2005. With the acquisition of Trump Indiana, we now own 100% of BHR, and BHR’s results for 2006 are consolidated into our overall operating results.

Consolidated other expense increased by $7.5 million to $14.9 million. The main component of consolidated other expense is interest expense, which increased $7.6 million (including $1.6 million of bond and financing cost amortization attributable to the Discount Notes) due to higher levels of debt during the second quarter of 2006 due to the financing obtained to facilitate the acquisition of Trump Indiana.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

For the six months ended June 30, 2006, consolidated gross operating revenues were $211.2 million compared to $152.5 million for the first six months of 2005, an increase of $58.7 million or 38.5%. The acquisition of Majestic Star II contributed $63.8 million while Fitzgeralds Tunica and BHR added $2.6 million and $0.2 million of gross operating revenues, respectively. These increases were offset by a $7.3 million decrease at Majestic Star and a decrease of $0.6 million at Fitzgeralds Black Hawk.

Consolidated casino revenues, which comprised 91.8% of consolidated gross revenues during the period, increased $54.5 million, or 39.1%, to $193.8 million, again due to Majestic Star II’s contribution, which was $60.2 million. Majestic Star’s casino revenues declined $7.1 million. Casino revenues at Fitzgeralds Tunica increased $2.0 million, or 4.5%, and at Fitzgeralds Black Hawk declined $0.6 million, or 3.1%. Lower casino revenues at the Majestic Properties are primarily a result of issues discussed previously under the caption “Trump Indiana Acquisition.” Our Fitzgeralds Black Hawk property is also facing additional competition from our competitors’ recently remodeled casinos with new amenities and greater levels of marketing.

Consolidated promotional allowances increased $3.1 million, or 13.8%. Majestic Star II added $4.6 million to consolidated promotional allowances, which was offset by a $3.2 million, or 38.1%, decline at Majestic Star. Fitzgeralds Black Hawk’s promotional allowance remained consistent with last year’s expense. At Fitzgeralds Tunica, promotional allowances were $1.6 million higher on a year-to-date basis in 2006 compared to 2005, as the property was more aggressive in cash and hotel promotional activities, in order to increase its competitiveness in the Tunica market.

The $38.9 million, or 33.6%, increase in consolidated operating expenses resulted primarily from the addition of the operating expenses of Majestic Star II and fifty percent of the operating expenses of BHR and BHPA, which totaled $47.3 million. Excluding the addition of Majestic Star II, BHR and BHPA, total consolidated operating expenses declined by $12.2 million. The components of these changes are discussed below.

Majestic Star II added $10.3 million to consolidated casino expenses, which had an overall increase of $10.0 million when comparing the first six months of 2006 to 2005. Casino expenses decreased $1.6 million at Majestic Star because of cost cutting measures but increased $0.8 million at Fitzgeralds Tunica due to higher costs associated with increased complimentaries and $0.4 million at Fitzgeralds Black Hawk due to higher slot participation fees.

While consolidated advertising and promotion expenses increased $1.1 million as a result of the addition of Majestic Star II’s advertising and promotion expense, without Majestic Star II, there would have been a decline of $0.7 million in consolidated advertising and promotion expense due to cost cutting measures at Majestic Star resulting from lower payroll and other costs offset by a $0.4 million increase at Fitzgeralds Tunica as a result of production and advertising costs, and entertainment expense.

The increase of $15.5 million in consolidated gaming and incentive taxes is primarily attributable to the addition of $18.0 million from Majestic Star II. The remaining properties had a decrease in gaming and incentive taxes of $2.6 million. Majestic Star’s gaming and incentive taxes declined by $2.7 million, offset by a $0.2 million increase at Fitzgeralds Tunica. The increase and decrease in gaming and incentive taxes at Majestic Star and Fitzgeralds Tunica, respectively, are directly linked to the change in casino revenues at the properties.

General and administrative expenses increased $8.7 million to $29.3 million for the six months ended June 30, 2006 compared to $20.6 million for the same period in 2005. The Majestic Properties contributed $8.2 million of the increase, with most of this coming from Majestic Star II. Fitzgeralds Tunica also experienced $0.7 million higher general and administrative costs due to increased payroll and increased utility costs. These increases were offset by a $0.2 million reduction of general and administrative costs at Fitzgeralds Black Hawk.

Corporate expenses decreased $1.4 million to $3.7 million for the first six months of 2006 compared to $5.2 million for the same period in 2005. The decrease is mainly because of the $2.3 million termination charge related to the cancellation of the sale of Fitzgeralds Black Hawk, offset by increased payroll expenses and professional fees.

Consolidated depreciation and amortization expense increased by $4.2 million to $15.6 million. The addition of Majestic Star II, BHR and BHPA contributed $6.3 million of the increase. Fitzgeralds Black Hawk depreciation and amortization expense decreased in 2006 compared to 2005 by $0.8 million due to the catch up depreciation recorded in the second quarter of 2005 as a result of the termination of the sale of the property. Fitzgeralds Tunica and Majestic Star had declines in depreciation and amortization expense of $0.7 million and $0.5 million, respectively. The declines are because certain assets have become fully depreciated.

In the six-month period ended June 30, 2005, BHR was owned equally by Majestic Star and Trump Indiana with each entity accounting for its interest under the equity method. Operating losses of BHR were reimbursed by the two members, with the exception of depreciation expense. For that reason, the Company reported a loss on investment in BHR of $1.2 million for the six-month period in 2005. With the acquisition of Trump Indiana on December 21, 2005, we now own 100% of BHR, and BHR’s results for 2006 are consolidated into our overall operating results.

Consolidated other expense increased by $15.0 million to $29.6 million. The main component of consolidated other expense is interest expense, which increased $15.1 million (including $3.1 million of bond and financing cost amortization attributable to the Discount Notes) due to higher levels of debt during the six months ended June 30, 2006 incurred in connection with the acquisition of Trump Indiana

LIQUIDITY AND CAPITAL RESOURCES

We generate our cash flows from operating activities. For the six-month periods ended June 30, 2006 and 2005, we reported cash flows from operating activities of $11.8 million and $6.4 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing our daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the manager agreement and for tax distributions.

Through June 30, 2006, investing activities used $6.0 million of cash, which was mostly due to acquisition of assets. In the first six months of 2006, we purchased slot machines and continued to implement TITO technology, re-branded Trump Indiana to Majestic Star II and integrated Trump Indiana’s computer systems with those of Majestic Star. For the same period in 2005, we spent $8.0 million primarily for slot machines at Majestic Star, Fitzgeralds Tunica and Fitzgeralds Black Hawk and for a new slot player tracking and marketing system at Fitzgeralds Black Hawk.

Financing activities caused a decrease in cash of $15.8 million through June 30, 2006 as a result of net paydowns of $9.3 million on our Senior Secured Credit Facility and another $1.1 million of other debt payments. The Company also made $4.5 million of distributions to BDI, the ultimate parent and manager of the Company.

To date, we have financed our operations with internal cash flows and borrowings under our $80.0 million Senior Secured Credit Facility. At June 30, 2006, $37.9 million was outstanding and $42.1 million was available under the Senior Secured Credit Facility. The Company had unrestricted cash and cash equivalents of $22.4 million at June 30, 2006.

With an estimated start date in the third quarter of 2006, the Fitzgeralds Black Hawk property will expand its facility by rebuilding the Masonic Building as a part of a major casino expansion. Management expects the casino expansion to cost approximately $25.0 million, including the re-construction of the Masonic Building and the purchase of associated gaming equipment and other furniture and fixtures. The building will have two levels of gaming and a third level with a food outlet. The construction is anticipated to be completed in the fourth quarter of 2007 and will be financed with cash flow and borrowings under the Senior Secured Credit Facility. Fitzgeralds Black Hawk also intends to rebuild the Rohling Inn, another historical building on Fitzgeralds Black Hawk’s property. The re-building is necessary due to its partial collapse when a contractor for the City of Black Hawk was burying a storm sewer pipe on the property of Fitzgeralds Black Hawk, causing damage to the building. We are currently in discussion with the insurance company to determine the amount of the proceeds from the policy, but there is a risk of a short-fall of insurance proceeds of up to $2.0 million. The Company anticipates subrogating the claim back to the City of Black Hawk and its contractor. However, there is no assurance that the Company will be successful with its claim. In the interim, the Company will need to advance the funds to cover any shortfall from insurance proceeds.

In addition, the Company is undertaking projects at both Fitzgeralds Tunica and the Majestic Properties to upgrade the existing facilities, in the second half of 2006, to enhance our customers’ experiences at these locations. At Fitzgeralds Tunica, work will begin in the third quarter on the renovation of 108 rooms in the hotel along with remodeling the hotel lobby, hotel corridors and elevator access areas. The cost of this project is expected to be approximately $3.5 million. The Majestic Properties will be remodeling the porte cochere and front entrance to the BHR pavilion as well as adding retail kiosks and re-opening the Lakeshore Lounge, all of which is expected to cost $1.1 million.

The Company owns 240 acres that are available for future improvements at Buffington Harbor. However, the Company is precluded, by the Senior Secured Credit Facility, from making capital expenditures in excess of $25.0 million per year (except for $7.5 million for TITO slot machines at Fitzgeralds Tunica and Fitzgeralds Black Hawk and the $25.0 million Fitzgeralds Black Hawk expansion) in 2006 and 2007. In 2008 through 2010, the limit on capital expenditures increases to $30.0 million. In addition, the Company is precluded from incurring additional debt unless certain financial tests are met. As a result of the Company's capital expenditure and debt incurrence limitations, the Company may need to seek partners to provide financing for these improvements, receive a contribution from its member and amend the capital expenditure covenant contained within the Senior Secured Credit Facility. In addition, the Company acquired, on December 31, 2005, 2.45 acres of land at its Fitzgeralds Black Hawk property. This land is available for development; however, obtaining capital to commence development is limited, as previously explained.

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

Each of the Senior Secured Notes and the Senior Notes Indentures and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to BDI to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million, plus penalties and interest (as more fully described in Note 7 to the Financial Statements - Commitments and Contingencies) could have a material impact on the Company's liquidity in the period that the taxes are paid, if any, to the extent that the Company uses such liquidity to make distributions to BDI for tax purposes. As part of the $4.5 million in distributions to date in 2006 to BDI, $0.9 million was paid for current tax obligations separate from the assessments still outstanding with the Indiana Department of Revenue.

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

On April 13, 2006, the Company entered into Amendment Number Five to the Loan and Security Agreement, as amended (“Amendment Five”). Amendment Five modified the interest coverage ratio financial covenant, as defined in the Loan and Security Agreement, for the twelve-month period ended March 31, 2006. As a result of Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio was amended to 1.80:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco's Discount Notes.

On July 31, 2006, the Company entered into Amendment Number Six (“Amendment Six”) to the Senior Secured Credit Facility. Amendment Six further modifies the last 12 month minimum EBITDA financial covenant and the last 12 month interest coverage ratio financial covenant for the applicable calendar quarterly periods. As amended, the Company is now required to have a minimum EBITDA of $65.0 million for the 12 months ended June 30, 2006, which periodically increases in $5.0 million increments to a maximum of $90.0 million for the 12 months ending March 31, 2010 and periods thereafter. The interest coverage ratio is reduced to 1.50:1.0 for the 12 months ended June 30, 2006, continuing through December 31, 2007. The ratio increases to 1.60:1.0 in 2008, 1.70:1.0 in 2009 and to 1.80:1.0 in 2010 and each period thereafter. In addition, the capital expenditures limitations have been increased to $25.0 million for each of the fiscal years 2006 and 2007 and to $30.0 million for each of the fiscal years 2008, 2009 and 2010. This amendment allowed the Company to be in compliance with the financial covenants under the Senior Secured Credit Facility as of June 30, 2006.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 2 to the interim financial statements as of June 30, 2006 as contained herein.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Because the Company is a limited liability company, this interpretation is not applicable and will have no impact on the Company’s results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.

Information regarding Legal Proceedings appears in Part I - Item 3 of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following information is an update to those matters previously disclosed in our Report on Form 10-K:

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. Since the filing of the Annual Report on Form 10-K for the year ended December 31, 2005, plaintiffs filed a brief in support of their appeal on July 21, 2006 and the defendants have 30 days thereafter to respond. The trial date for the casino dependants’ counterclaims has been continued until such time as the Fifth Circuit Court of Appeals rules on plaintiffs’ appeal. The Company intends to vigorously defend against the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company’s financial position and results of operations.

Majestic Star Income Tax Protest. The Indiana Department of Revenue (“Department”) held a hearing on the 1996 through 2002 tax years on April 7, 2006, and is expected to issue its ruling later this year. BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003.

Majestic Star Sales and Use Tax Assessments. The Department held a hearing on the 2003 and 2004 tax years on April 7, 2006, and is expected to issue its ruling later this year. In regard to the matters for the period 2001 through July 2003, the Tax Court has ordered the parties to file status reports in the case by August 21, 2006.

BHR Sales and Use Tax Assessments - 1998-2001 Tax Years. The Tax Court has scheduled a conference in late August 2006.

BHR Sales and Use Tax Assessments - 2002-2004 Tax Years. On June 19, 2006, the Department assessed BHR $0.3 million in sales and use tax for 2003 and 2004, exclusive of interest and penalties, relating primarily to the same sales and use tax issues as were assessed in earlier years, concerning the provision of complimentary food to the employees and patrons of Majestic Star and Trump Indiana. BHR intends to protest the 2003 and 2004 assessments.

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I - Item IA of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following risk factors reflect certain material changes from the risks previously disclosed in our Report on Form 10-K:

Increased competition in the Chicagoland market will have a significant impact on how we operate our business to remain competitive.

On April 27, 2006, Harrah’s Entertainment announced plans for a $485 million renovation and expansion of its Horseshoe Casino in Hammond, Indiana that is tentatively scheduled to open in mid-2008. The facility is expected to more than double the size of their existing facility. While we cannot determine what effect this will have on the future operations of our Majestic Properties, a renovated and expanded Horseshoe Casino in Hammond will have a significant impact on how we operate our business to remain competitive.

In addition, the Pokagon Indians have broken ground on a facility near the Indiana and Michigan state line that is scheduled to open in the summer of 2007. If this facility adds the announced 3,000 slot machines, 90 table games and 20 poker tables and has the advantage of being a land-based facility, it may have an impact on our ability to be competitive in the market.

Increased competition in Tunica market may negatively affect our operations

Myriad Entertainment & Resorts, Inc. is moving forward with plans for its $1.9 billion resort in Tunica. They have stated that construction on the project is expected to begin in the summer of 2007 and take 24 to 48 months to complete. If the project is completed, the addition of 80,000 square feet of casino space may have a negative impact on our operations in this market.

We may not realize any of the anticipated benefits of the Majestic Star II acquisition

Most of the cost-savings strategies that were planned in connection with the acquisition of Trump Indiana were put into effect during March 2006. The implementation did cause disruption on the casino floor as the gaming area was reconfigured. The layoff of approximately 300 employees was also completed as we consolidated operations between the two facilities. Cost savings have resulted in better margins at our Majestic Properties; however, we have also experienced a significant decline in revenues. As we attempt to rebuild our revenues, we may need to adjust some of our cost savings strategies. There is no assurance that we will be able to significantly grow our revenues or maintain higher margins over time.

We may experience customer dissatisfaction to the changes we make at the Majestic Properties

We made significant changes to the casino floors at Majestic Star and Majestic Star II. Our customers may dislike the changes we made and continue to make. An advantage of the previously operated Majestic Star and Trump Indiana casinos was two, full service, gaming alternatives conveniently located for our casino guests. With the changes made to Majestic Star and Majestic Star II, our customers may no longer perceive our casinos as two casino alternatives, but rather as one casino on two vessels.

Higher energy costs may negatively affect our customers discretionary income and may reduce the number of trips to our casinos

Due to the recent increase in energy prices, there is a greater risk that our patrons will have less discretionary income. Customers may also be less likely to travel or to reduce the number of trips to our casinos due to higher fuel costs.

A shortfall in the amount of insurance proceeds related to our Black Hawk construction projects could limit our ability to implement our other planned expenditures at our properties

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn at Black Hawk, we will need to reallocate our capital expenditure budget to cover these costs in order to stay within our capital expenditures limitation in our loan covenants. This will limit our ability to implement our other planned expenditures at our properties.

Item 6.  Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

3.1*	Articles of Incorporation of Majestic Star Casino Capital Corp. II.

3.2*	Bylaws of Majestic Star Casino Capital Corp. II.

3.3*	Amendment to Bylaws of Majestic Star Casino Capital Corp. II.

3.4*	Second Amended and Restated Certificate of Incorporation of The Majestic Star Casino II, Inc.

3.5*	Amended and Restated Bylaws of The Majestic Star Casino II, Inc.

3.6*	Certificate of Formation of Buffington Harbor Riverboats, LLC

3.7*	Certificate of Formation of Buffington Harbor Parking Associates, LLC

10.1**	Amendment Number Five to Loan and Security Agreement among the Company, the Barden Subsidiaries, Wells Fargo Foothill and General Electric Capital Corporation.

10.2***	Employment Agreement entered into April 6, 2006, by and between The Majestic Star Casino, LLC and Kirk Saylor.

10.3****	Amendment Number Six to Loan and Security Agreement among the Company, the Barden Subsidiaries, Wells Fargo Foothill, General Electric Capital Corporation and Allied Irish Bank.

31.1*****	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*****	Certificate of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement 333-134325, dated May 19, 2006 .

**	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 13, 2006.

***	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2006.

****	Incorporate by reference to the Company’s Current Report on Form 8-K dated August 4, 2006.

*****	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006

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

MAJESTIC STAR CASINO CAPITAL CORP. II

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) S-1