Form 10-K
period 2006-12-31
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2007-04-02
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]	No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
2006 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

GENERAL

The Majestic Star Casino, LLC was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino, LLC conducts its operations both directly and through its subsidiaries. In this report, unless indicated otherwise, “Majestic,” the “Company,” “we,” “us,” and “our” refer to The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., Majestic Star Casino Capital Corp. II, and our subsidiaries which guarantee our principal debt obligations. The Majestic Star Casino Capital Corp. was formed in May 1999 as an Indiana corporation solely to facilitate the offering of certain senior secured notes of The Majestic Star Casino, LLC, and has no assets or operations. Majestic Star Casino Capital Corp. II was formed in November 2005 as an Indiana corporation solely to facilitate the offering of certain senior notes of The Majestic Star Casino, LLC, and has no assets or operations.

We own and operate four casino properties, two located in Gary, Indiana, (“Majestic Star” and “Majestic Star II”, collectively, the “Majestic Properties”), and one each in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”), and Black Hawk, Colorado (“Barden Colorado” or “Fitzgeralds Black Hawk”). As of December 31, 2006, our properties collectively contain approximately 4,500 slot machines, 100 table games, 21 poker tables and 806 hotel rooms. Our properties are well established, each having been in operation for at least ten years, and are well situated within significant drive-in gaming markets. Within each market, we leverage our brand names, experienced management, value-oriented amenities and emphasis on slot play to target mid-level gaming customers. Our properties are also strengthening our table game presence in each market by targeting mid-level players.

We are wholly owned by Majestic Holdco, LLC (“Majestic Holdco”), which is indirectly wholly owned and controlled by Don H. Barden, our Chairman, President, Chief Executive Officer and the sole shareholder of Barden Development, Inc. (“BDI”), the parent to Majestic Holdco.

As of December 21, 2005, the Company also owned 100% of Buffington Harbor Riverboats, L.L.C., (“BHR”) that had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 3 - Trump Indiana Acquisition in the Notes to the Consolidated Financial Statements. As part of the Trump Indiana acquisition, the Company acquired 50% of Buffington Harbor Parking Association (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company. In August 2006, BHPA was merged into Majestic Star. As of December 31, 2006, BHR was also dissolved.

Our executive offices are located at 301 Fremont Street, 12th Floor, Las Vegas, Nevada 89101, and our telephone number is (702) 388-2224. Our World Wide Web site can be accessed through either http://www.majesticstar.com or http://www.fitzgeralds.com. The information in our web site is not part of this report.

GAMING FACILITIES

The following provides certain information regarding our gaming facilities as of December 31, 2006:

	Majestic Properties
	Majestic Star	Majestic Star II	Buffington Harbor Complex	Fitzgeralds Tunica	Fitzgeralds Black Hawk
Date Opened	June 1996	June 1996	June 1996	June 1994	May 1995
Gaming Square Feet	40,800	43,000	n/a	38,088	10,253
Slot Machines	1,290	1,346	n/a	1,287	594
Table Games	42	16	n/a	36	6
Poker Tables	—	21	n/a	—	—
Hotel Rooms (1)	—	292 standard	n/a	434 standard	—
		8 suites		72 suites
Amenities	3 bars VIP lounge	Steak house Deli Coffee shop Bar	Buffet Food court Restaurant Gift shop Ballroom Lounge	Steak house Coffee shop Buffet 2 bars Ballroom Gift shop	Restaurant Bar
Parking			2,000 covered (includes 300 valet) 2,600 surface	411 covered 1,264 surface 120 valet	392 covered Valet
(1)	Of the 300 rooms at Majestic Star II, 28 are currently being used as offices.

•
Majestic Star is a riverboat casino located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago. The riverboat casino is a four-story, 360-foot long vessel with a contemporary design that accommodates approximately 3,000 passengers plus crew. The casino includes approximately 40,800 square feet of gaming space across three expansive decks. The casino vessel provides live entertainment, a sports bar, a VIP lounge, and a private high-limit table games area. Majestic Star is located adjacent to the Buffington Harbor complex (described below).

•
Majestic Star II operates directly adjacent to Majestic Star. The riverboat casino is a four-story, 280-foot long vessel, which accommodates approximately 2,740 passengers plus crew. The casino vessel includes approximately 43,000 square feet of gaming space that provides live entertainment, a high limit gaming area, and a poker room, which is the largest in the Chicagoland market. Majestic Star II owns and operates a 300-room hotel with various restaurants located adjacent to the Buffington Harbor complex.

•
The Buffington Harbor complex is a two-level, 85,410 square foot structure containing a buffet, steak house, lounge, coffee outlet and food court. The Buffington Harbor complex also contains a gift shop, banquet and entertainment facilities, two VIP lounges, a 2,000-space covered parking structure and 2,600 surface parking spaces. The complex offers valet parking and convenient bus loading and unloading facilities.

•
Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica includes 38,088 square feet of gaming space, a 506-room hotel (including 72 suites), an indoor special events center, an indoor swimming pool, two bars, three restaurants and a gift shop.

•
Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is approximately 30 miles from Denver. The 10,253 square foot casino also offers a restaurant and a bar. Fitzgeralds Black Hawk also has a 392-space, all valet parking garage adjacent to the casino.

OPERATING STRATEGY

Our operating strategy is to attract mid-level gaming customers by providing outstanding customer service and a quality gaming and entertainment experience at an affordable price. We believe these middle market guests constitute the largest segment of potential gaming customers whom we can then identify, qualify and target for direct marketing activities. We intend to accomplish this by continuing to pursue the following principal elements of our strategy:

Good Locations in Strong Drive-in Markets. Our properties are located in significant drive-in gaming markets, which allows our casino patrons to reach us in short travel times and to make repeated trips to our gaming facilities.

•
Majestic Star/Majestic Star II. Majestic Star and Majestic Star II are located 23 miles from downtown Chicago and they primarily draw customers from Northwest Indiana and the Chicagoland area. The Chicagoland market is the third largest gaming market in the United States, with only Las Vegas and Atlantic City being larger. Majestic Star and Majestic Star II also attract drive-in customers from other areas in Illinois, Indiana and Michigan.

•
Fitzgeralds Tunica. Fitzgeralds Tunica is located 30 miles from downtown Memphis, Tennessee and primarily draws its gaming patrons from the Memphis area and also attracts drive-in customers from northern Mississippi, Little Rock, Arkansas, southern Missouri, and Birmingham and Huntsville, Alabama, as well as regional travelers flying into Memphis.

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

•
Majestic Star. We utilize an integrated marketing campaign to brand Majestic Star in the Chicagoland market for slot and table games customers from the mid-level segment. Our messages about Majestic Star have appeared in various media, including television, radio, print and outdoor media, which we believe has improved our market awareness among Chicagoland area gaming facilities. We intend to utilize these and other similar brand marketing techniques to continue attracting mid-level customers, whom we then may identify, qualify and target for direct marketing activities. The Majestic Star branding has also been applied to the Majestic Star II property upon its acquisition on December 21, 2005.

•
Fitzgeralds. The Fitzgeralds® brand has developed into a regionally recognized gaming brand for casino and hotel services, using a consistent Irish theme throughout the casinos, hotels, restaurants and bars at our Fitzgeralds properties. We believe the Fitzgeralds® brand has come to represent an exciting atmosphere coupled with warm, friendly employees. The Fitzgeralds® brand has also promoted itself as the “Fitz®”. The Fitz gives the Fitzgeralds brand a fun, trendy, more youthful feel to help broaden their market base and target a younger gamer in addition to our core market.

Strong Ownership and Experienced Management. We are indirectly wholly owned and controlled by Don H. Barden, our Chairman, President and Chief Executive Officer.  Over the last 40 years, Mr. Barden has also successfully built, owned, and operated numerous businesses in various industries, including cable television, international trade, radio broadcasting and real estate development. Our property management teams and corporate staff collectively have extensive experience in the gaming industry, with in-depth knowledge and experience regarding the markets in which they conduct business.

Emphasize Slot Play. We emphasize slot machine wagering, which we believe is the fastest growing, most stable and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological innovation that is resulting in the replacement of older devices with advanced interactive electronic games and ticket-in ticket-out technology (“TITO”). TITO allows us to operate our casino floors more efficiently which provides a greater level of guest service. TITO allows our customers to play their favorite slot machines longer with fewer interruptions and eliminates the problems and expense associated with handling coins and tokens. As part of integrating the operations of Majestic Star and Majestic Star II, our Majestic Properties became 100% TITO during the first quarter of 2006. As of December 31, 2006, Fitzgeralds Tunica and Fitzgeralds Black Hawk are 88% (management’s desired level given the popularity of certain coin-operated slot machines) and 100% TITO, respectively. As new technologies continue to be introduced in the market, we continue to evaluate and pursue those technologies that have the greatest return. We have introduced “Promo Cash” at our Fitzgeralds Tunica and Majestic Properties, which give our customers the opportunity to download their promotional cash right at the slot machines. We continue to enhance and modify our mix of slot machines to meet the demand of our customers. As a result of our continued focus on slot play, slot revenues generated approximately 86.5% of our gaming revenues for the year ended December 31, 2006.

Focus on Quality and Service at an Affordable Price. Our casinos provide a high-quality casino entertainment experience at an affordable price to attract middle market guests. Our approach to business at our properties focuses on guest service and includes:

• friendly employees;

• trained hosts to personally assist guests;

• quality food and beverages;

• live casino entertainment with nationally known acts, boxing and other special events;

• lodging (at Fitzgeralds Tunica and the Majestic Properties) at a moderate price;

• a mix of gaming machines and new technologies tailored to our customers; and

• personal attention through direct mail offers, targeted incentives and offerings, and the use of the Majestic Star and Fitzgeralds reward program as part of our player loyalty program.

We believe that such an approach to business creates a comfortable, familiar and friendly environment that promotes customer loyalty and satisfaction, enhances playing time, leads to a high rate of repeat business and further supports our reputation for quality and service at an affordable price.

MARKETING AND GROWTH STRATEGIES

We believe that our future growth is going to be based upon our ability to successfully grow and market to our database of casino customers, provide our customers with a superior level of service and value-oriented gaming, generate greater levels of hotel occupancy (Fitzgeralds Tunica and the Majestic Properties) from qualified, rated customers, and leverage our food, beverage and entertainment options to satisfy our existing customers and prompt visits from customers who have not previously patronized our facilities. We will continue other forms of broad-based marketing to attract customers to our facilities. These other forms include television, radio, newspaper and outdoor media. Our advertising messages are branding and product oriented. We also emphasize entertainment, special events, and internal promotions to attract and retain gaming customers to increase our revenues. Our direct mail database programs and our player development initiatives are our strongest marketing tools to increase and retain market share in all of our highly competitive markets.

All of our properties are located in regional markets. Our customers generally live within close proximity to our casinos, and are more likely to make frequent trips to our facilities. Since we operate regionally, database marketing is a key element to encouraging casino customers to make frequent visits to our properties. But equally as critical is attracting new customers to our casinos so that we can grow our database. We do this through a combination of promotions, specials events, and product and entertainment marketing, direct mail reactivation, direct mail prospecting, and player development recruitment strategies. Through our investment in player tracking technology systems, the use of the Majestic Star and Fitzgeralds player reward cards allows us to track individual or combined play at slot machines, table games, as well as food and beverage and hotel expenditures (available at Fitzgeralds Tunica and the Majestic Properties). The systems allow us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking programs allow us to target our marketing programs to categories of players, including advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages, direct mail, and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking system also allows us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. The newest player tracking customer experience allows the customer to download the equivalent of their cash coupons at the slot machine by entering their four-digit PIN. The customer no longer has to wait in line at the rewards booth to redeem their cash coupon.

A key element to enhancing our casino revenues and profitability is our continued investment in the newest slot machines and slot technology. Each year we purchase the newest slot machines available to continue to provide our casino guests with the most entertaining gaming experience possible. We have found that providing a broad array of slot machines, differentiated by denomination and game type, is the most successful strategy in maximizing revenue from our slot machines. We also continue to invest heavily in technology that will allow us to operate our casino floors more efficiently, provide greater levels of guest service and offer promotional programs that are directly linked with slot machine play. Our customers will find this advantageous since they will no longer have to stand in lines to receive their promotion or cash out their winnings.

With the ownership of both Majestic Star and Majestic Star II, we are now able to provide a consistent message with our marketing efforts in the Gary/Chicago area emphasizing gaming, food and beverage and entertainment options. The marketing and player development dollars spent to drive incremental revenue are no longer shared with another casino company. When a patron comes to our location, we now receive 100% of the revenue where in the past, the potential existed for the patron to visit the Trump Indiana facility. With ownership of both facilities, we made capital improvements to the Porte Cochere and parking, added signage and are currently upgrading the various food operations in the Buffington Harbor Complex.

We own approximately 320 acres at the Buffington Harbor complex which are available for development. Improvements could include a new hotel, convention center, condominiums, and other amenities to support our casino operations. If so developed, these improvements would be phased in over time and may be funded with a combination of public and private investment.

At our Fitzgeralds Black Hawk property, we own two adjacent partially demolished buildings that provide expansion opportunities. One of the properties, the Rohling Inn, is being rebuilt and will be used for administration and player events. We believe having separate facilities to host events will allow us to improve the loyalty of our customers.. The second building, the Masonic Building, is being rebuilt, and when completed, will have four stories with a gaming mezzanine, which should allow us to add up to 400 slot machines and a foot outlet. The total cost of both projects is approximately $30.9 million.

We have embarked on various projects and initiatives to draw a wider customer base at Fitzgeralds Tunica. Fitzgeralds Tunica has already invested $3.5 million updating 108 hotel rooms as well as remodeling the hotel lobby and room corridors, and upgrading the elevator access areas. We started the remodeling of additional hotel rooms early in 2007 at an anticipated cost of $3.5 million. Depending on our cash flows, we will remodel the casino floor and restaurants in 2007. We are improving the quality of both our slot and table games customers by enhancing our restaurant operations and food product, upgrading hotel rooms with amenities that appeal to a higher-value customer, and becoming more liberal with the issuance of credit.

COMPETITION

We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. In addition to regional competitors, we compete with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers, but also for employees. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering, slot parlors, race tracks with slot machines, and card parlors. See Item 1A for further discussion on competition in the markets in which we currently operate.

In addition, over the years, the Arkansas voters and the Arkansas legislature have considered various proposals to approve casino gaming in Arkansas or slot machines at a dog track in West Memphis and a horse track in Hot Springs. In voter referenda held in November 2005, the voters of both cities approved the installation of “electronic games of skill” at these tracks. At this time, we have not seen a negative impact on our operations in Tunica from the installation of slot machines at these tracks. In November 2006, a ballot initiative was approved for an amendment to the Arkansas constitution to permit casino-style gaming resorts in seven counties throughout the state. The counties for which gaming was approved encompass the cities of Little Rock, Hot Springs and West Memphis. At this time, we cannot determine what impact, if any, this would have on our operations.

The recent and continued expansion of legalized casino gaming within existing jurisdictions and into new jurisdictions throughout the United States has increased competition faced by us, and such competition could increase in the future.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information regarding the Company’s business segments, see Note 16 of the Notes to Consolidated Financial Statements.

SEASONALITY

The gaming operations of the Company’s properties are seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties’ results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, the Majestic Properties’ operating revenues are expected to be stronger during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Fitzgeralds Black Hawk facility. In December 2006, Fitzgeralds Black Hawk was closed for two days due to inclement weather. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company’s results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

EMPLOYEES

As of December 31, 2006, we directly employed approximately 2,900 persons. Approximately 11.3% of our workforce is unionized. Our unionized employees work at our Majestic Properties.

In recruiting personnel, Majestic Star is obligated, under the terms of a Development Agreement with the City of Gary, to use its best efforts to have an employee base which is comprised of 70% from racial minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana. We believe that our recruitment and programs strive to meet this obligation.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

We utilize a comprehensive integrated marketing campaign to brand Majestic Star as THIS IS MY KIND OF PLACE® for slot customers from the middle-income segment. We own certain trademarks that are integral to the business and operation of Majestic Star’s riverboat gaming facility and the Fitzgeralds Casinos. For Majestic Star, each of the trademarks, Majestic Star Casino® (words and design), Majestic Star®, Club Majestic®, Club Majestic Premier®, Change Your Luck!®, We’ve Got Your Slots®, and This is My Kind of Place® is currently registered in the United States Patent and Trademark Office (“PTO”). Applications for registrations have been filed in the PTO for the marks “PROMOCASH” (words and design) and “WHOOPLA!”.

The Fitzgeralds Casinos have developed a national gaming brand by using a consistent Irish theme throughout the casinos, hotel, restaurants and bars at each of its properties. We own proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the Irish theme and gaming activities, including the marks Fitzgeralds® (including shamrock design and words), Fitz®, Get Reel Lucky®, and Mr. O’Lucky®. Following the Fitzgeralds acquisition, and under a license from us, Fitzgeralds Reno, Inc. (“Fitzgeralds Reno”), a subsidiary of Fitzgeralds Gaming Corporation, retained the right to use the name Fitzgeralds® and certain other marks in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in Northern California, Northern Nevada, Oregon and Washington. In addition, Fitzgeralds Reno may assign the license to the first purchaser of the casino in Reno; however, any other assignment requires our prior written consent. We retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica and Fitzgeralds Black Hawk. In connection with any use of the Fitzgeralds name, the terms of the license require Fitzgeralds Gaming Corporation to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with our current operating standards. In connection with the spin-off of Barden Nevada in 2003, we entered into a license with Barden Nevada to allow Barden Nevada the right to use the name Fitzgeralds® and other marks in connection with its operation of that property.

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

The Riverboat Gambling Act requires extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding a five percent or more direct or indirect beneficial interest in an applicant.

A Riverboat Owner’s License and Operating Contract entitles the licensee or the Operating Agent to operate one riverboat. In May 2003, the Riverboat Gambling Act was amended to allow a person to hold up to one hundred percent of up to two individual Riverboat Owner’s Licenses. An owner’s initial license may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. While the IGC reserves the right to investigate Riverboat Licensees (a “Riverboat Licensee”) at any time it deems necessary, each Riverboat Licensee must undergo a complete reinvestigation every three years. Applications for the required annual license renewals for 2006 were submitted and approved, and the Majestic Properties will undergo a complete reinvestigation in 2007.

The Riverboat Gambling Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat Licensees and Operating Agents must establish goals of expending ten percent of the total dollars spent on the majority of goods and services with minority business enterprises and five percent with women’s business enterprises. Each Riverboat Licensee is required to submit annually to the IGC a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to minority and women’s business enterprises. The IGC may suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these statutory requirements. For the calendar year ended December 31, 2006, the Company has submitted unaudited reports to the IGC that the Company believes meet these statutory requirements.

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

The Company and its affiliates are subject to restrictions on the incurrence of debt. A Riverboat Licensee and its affiliates may enter into debt transactions that total $1.0 million or more only with the prior approval of the IGC. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the riverboat licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Act. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings. The IGC, by resolution, has authorized the Executive Director, subject to subsequent ratification by the IGC, to approve debt transactions after a review of the documents and consultation with the Chair and either the Certified Public Accountant, who is a Member of the IGC or who acts as a consultant to the IGC.

Mississippi Gaming Regulation

The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations, but primarily the licensing and/or regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

The Mississippi Act (“Mississippi Act”) provides for legalized gaming in each of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Certain anti-gaming groups have previously proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. If other such proposals were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such proposals.

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

We and any subsidiary of ours that operate a casino in Mississippi (a “Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. Each of the Company, Majestic Holdco, and BDI, have registered under the Mississippi Act as either a publicly traded corporation (a “Registered Corporation”) or a holding company of Barden Mississippi Gaming, LLC, the owner and operator of Fitzgeralds Tunica and a licensee of the Mississippi Commission. We, BDI, and Majestic Holdco, as registered holding companies or publicly traded corporations within the meaning of the Mississippi Act, and Barden Mississippi, as a gaming licensee, are required periodically to submit detailed financial, operating and other reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. No person may become a stockholder of nor receive any percentage of profits from a licensed subsidiary of a registered holding company or publicly traded corporation without first obtaining licenses and approvals from the Mississippi Commission.

Barden Mississippi must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period, may be continued for two additional three-year periods, and must be renewed periodically thereafter. Barden Mississippi’s current gaming license expires in December of 2007.

Certain management personnel of ours, our manager, our parent, and certain management personnel and key employees of Barden Mississippi must be found suitable or be approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to the key employees of Barden Mississippi, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation.

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

Under the regulations of the Mississippi Commission, Barden Mississippi may not guarantee a security issued by us or any other affiliated company pursuant to a public offering, or pledge the assets of Barden Mississippi to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the equity securities of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming licensee or a registered holding company and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with prior offerings of securities, subject to certain restrictions from the Mississippi Commission for pledges and stock restrictions in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a loan to licensees report with the Mississippi Commission within thirty (30) days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order such transactions rescinded.

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

The license fee payable to the State of Mississippi is based upon “gaming revenue” (generally defined as gross receipts less payouts to customers as winnings), and the current maximum rate imposed is eight percent of all gaming receipts in excess of $134,000 per month. The foregoing license fees paid by Barden Mississippi are allowed as a credit against Barden Mississippi’s state income tax liability for the year paid. The gross revenue fee imposed by Tunica County equals approximately four percent of the gaming receipts.

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

Colorado Gaming Regulation

The Colorado Limited Gaming Act of 1991 (the “Colorado Act”) authorizes limited gaming only in certain designated commercial districts of Central City, Black Hawk and Cripple Creek, Colorado. Limited gaming consists of poker, blackjack and slot machines, all with maximum single bets of five dollars. Only persons aged 21 or older may participate in limited gaming, and limited gaming is prohibited between the hours of 2:00 a.m. and 8:00 a.m. Limited gaming is only allowed on premises licensed for that purpose, and the gaming-licensed premises of any building may not exceed 35% of the square footage of the building and no more than 50% of any floor of such building. There is no limitation on the size of any structure or total square footage devoted to limited gaming. Additionally, the gaming-licensed premises of any casino must be physically located within the designated commercial district of one of the three above-referenced cities.

Pursuant to the Colorado Act, and the rules and regulations promulgated thereunder (collectively, the “Colorado Gaming Regulations”), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation by the Division of Gaming (the “Colorado Division”) and the Colorado Limited Gaming Control Commission (the “Colorado Gaming Commission”).

The Colorado Gaming Commission may issue the following gaming licenses: (1) slot machine manufacturer or distributor; (2) operator; (3) retail gaming; (4) support; and (5) key employee. The first three licenses require annual renewal by the Colorado Gaming Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The retail gaming (casino) license renewal process includes a determination by the Colorado Gaming Commission that the licensee will operate in compliance with the statutes, rules and regulations governing the conduct of casino gaming in Colorado and that the licensee continues to be of good moral character and fitness. The Colorado Gaming Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer, or who provide goods or services in return for fees calculated upon a percentage of limited gaming revenue. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses. In June 2006, Barden Colorado applied with the Colorado Gaming Commission for a renewal of its operator’s and retail gaming licenses, and those licenses were renewed on September 28, 2006.

The Colorado Act requires that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character. These persons ordinarily must submit to a full background investigation conducted by the Colorado Division and the Colorado Gaming Commission. The Colorado Gaming Commission may require any person having an interest, however limited or indirect, in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant. Limited disclosure forms are customarily required of those persons holding any equity interest under 5% in a non-publicly traded applicant.

In addition, all persons loaning monies, goods, or real or personal property directly or indirectly to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission, and in the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person’s suitability for licensure, and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested, or to submit to a suitability or background investigation, may result in a finding of unsuitability, the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Investigations for suitability, background, or any other reason may delay a license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the Colorado Gaming Regulations are void and unenforceable. Additionally, violations of the Colorado Gaming Regulations are criminal acts, and violators are subject to arrest, prosecution, and possible incarceration, as well as the payment of fines and costs.

Persons found unsuitable by the Colorado Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee—regardless of any negative financial consequences to such persons. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

With limited exceptions applicable to licensees that are publicly traded entities, no person, including persons who may acquire an interest in a licensee pursuant to a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission.

The State of Colorado has enacted an annual tax on the adjusted gross proceeds (“AGP”) from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. The Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Currently, the gaming tax rates which were reaffirmed in June 2006 are 0.25% on AGP of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million.

The City of Black Hawk imposes an annual device fee on each slot machine, black jack and poker table in the current amount of $750 per device. Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, liquor license and other municipal taxes and fees.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Barden Colorado currently holds valid state and local alcoholic beverage licenses for Fitzgeralds Black Hawk. Legal hours for service and sale of alcoholic beverages are from 7:00 a.m. through 2:00 a.m. daily, and no one under age 21 may be served alcohol. Alcoholic beverage licenses are renewable annually, revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend or revoke any such licenses. Violation of these state alcoholic beverage laws is a criminal offense, and violators are subject to criminal prosecution, incarceration and fines.

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

Compliance with Other Laws and Regulations

Currently, our Majestic Star and Majestic Star II vessels must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The Majestic Star and Majestic Star II vessels must each hold a certificate of inspection and must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s certificate of inspection or American Bureau of Shipping approval would preclude its use as a casino.

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

Pursuant to legislation enacted in 2005, the IGC is able to adopt alternative marine structural and life safety standards for riverboats ("Alternate Certification"). The Alternate Certification standards require riverboat gaming vessels to be capable of getting under way, but shall not carry patrons while under way unless permitted by the U.S. Coast Guard on a case-by-case basis. The IGC has released its Alternate Certification standards and anticipates adopting Alternate Certification standards in the second quarter of 2007.

Our operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits.

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

We have a significant amount of debt. As a result of our offerings, acquisitions, refinancings and assumption of Trump Indiana debt, our consolidated indebtedness as of December 31, 2006, is $546.0 million of which the following amounts are outstanding: $45.7 million under our Senior Secured Credit Facility (“Senior Secured Credit Facility”), $300.0 million of 9 ½% senior secured notes (“Senior Secured Notes”), $200.0 million of 9 ¾% senior unsecured notes (“Senior Notes”) (collectively, “the Notes”), and $0.2 million is outstanding for capital lease obligations and other indebtedness. In addition, the indentures governing the Notes permit us to incur additional debt in certain circumstances, including purchase money debt, and up to an additional $34.3 million is available under our Senior Secured Credit Facility.

Our high level of debt could have significant effects on our business. For example, it could, among other things:

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other outstanding indebtedness;

•
require us to direct a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes;

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

•	limit our ability to fund or obtain additional financing for future working capital, capital expenditures and other general financial requirements; or

•	place us at a competitive disadvantage compared to our competitors that have less debt.

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

We may need to seek additional amendments to the financial covenants contained in our debt agreements.

We have amended the Senior Secured Credit Facility seven times. Many of these amendments were necessary so that the Company would be in compliance with either current or future financial covenants. Given the Company’s significant debt and competitive markets, there is a risk that the Company might not achieve the financial covenants as outlined in the most recent amendment to the Senior Secured Credit Facility. As such, the Company may need to seek further amendments to the financial covenants contained in the amended Senior Secured Credit Facility. Should the Company fail in receiving such future amendments, then a default would exist, which would accelerate the maturity of the debt outstanding under the Senior Secured Credit Facility with all such debt, with interest, being immediately due and payable. This would, in turn, cause a cross-default with the Company’s other outstanding indebtedness, which would similarly accelerate the maturity of this debt, with all such additional indebtedness, with interest, being due and payable.

We face significant competition in each market where we operate and have limited opportunities for new markets to grow our business.

We face significant competition in each of the markets in which our gaming facilities are located as well as any new potential gaming markets. Many of our competitors have significantly greater name recognition, national presence and financial, marketing and other resources than we do. Our properties currently compete principally with other gaming properties in or near Illinois, Indiana, Mississippi and Colorado. Our competitors continue to make significant capital expenditures in their properties and are developing new properties. These new capital expenditures and casino projects will likely increase competition significantly and could negatively impact our operations.

On April 27, 2006, Harrah’s Entertainment announced plans for a $485.0 million renovation and expansion of its Horseshoe Casino in Hammond, Indiana that is tentatively scheduled to open in mid-2008. The facility is expected to more than double the size of their existing facility.

In addition, the Pokagon Indians have broken ground on a facility near the Indiana and Michigan state line that is scheduled to open in the summer of 2007 with an anticipated 3,000 slot machines, 90 table games and 20 poker tables. This casino will have the advantage of being a land-based facility.

Boyd Gaming has also announced a $130.0 million expansion to their Blue Chip Casino facility in Indiana with a 22-story hotel tower adding 300 guest rooms, a spa and fitness center, additional meeting and event space, new dining facilities and other additional amenities. They began construction in the first quarter of 2007 and plan to open in late 2008.

While we cannot determine what effect the new Pokagon casino facility or the expanded Horseshoe and Blue Chip facilities will have on the financial performance of our Majestic Properties, these projects will have a significant impact on how we operate our Majestic Properties to remain competitive.

Ameristar Black Hawk is adding a 536-room, 33-story hotel to its facility in Black Hawk, which they expect to complete in December 2008. At this time, we cannot determine what effect this will have on the Black Hawk market as Black Hawk has previously been a day-trip market with a limited number of hotel rooms in the market.

Myriad Entertainment & Resorts, Inc. has plans for its $1.6 billion resort in Tunica. They have stated that construction on the project is expected to begin in the summer of 2007 and take 24 to 48 months to complete. If the project is completed as planned, the addition of 80,000 square feet of casino space may have a negative impact on our Fitzgeralds Tunica operations.

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

New casino facilities and the expansion of existing facilities will impact our ability to remain competitive in our markets in the event we are unable to improve our facilities.

We may be unable to fund capital improvements.

Competition requires us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology and consumer tastes, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to improve the attractiveness and add to the appeal of our properties. Our 2007 capital budgets anticipate expenditures of $39.8 million. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. Furthermore, our Senior Secured Credit Facility contains covenants limiting the amounts we can spend on capital expenditures. If we are unable to make sufficient expenditures, our competitive position and our results of operations could be materially adversely affected.

Included in our 2007 capital expenditure budget is $16.7 million for the expansion of Fitzgeralds Black Hawk, which incorporates the re-building of a partially demolished building known as the Masonic Building. On November 10, 2005, Fitzgeralds Black Hawk was served with a complaint filed against it by the City of Black Hawk. The complaint asserted that Fitzgeralds Black Hawk maintains a partially demolished historic building (the Masonic Building), which constitutes a public nuisance and requested that the court enter a finding that the structure violates the Municipal Code, enjoin Fitzgeralds Black Hawk from keeping the alleged nuisance, direct Fitzgeralds Black Hawk to rebuild the historic structure, and assess Fitzgeralds Black Hawk a penalty in the amount of $499 for each day of the alleged violation beginning on June 1, 2005. On December 30, 2005, the parties filed a stipulation to dismiss the complaint without prejudice. An order granting the dismissal was entered on January 5, 2006. Pursuant to the terms of the stipulation, the City of Black Hawk agreed not to re-file its nuisance complaint based upon the same allegations as are in the complaint so long as Fitzgeralds Black Hawk is proceeding with work necessary to prepare for reconstruction of the Masonic Building as part of the Fitzgeralds Black Hawk casino expansion and so long as Fitzgeralds Black Hawk is engaged in and continues to make substantial and timely progress toward casino expansion to encompass the Masonic Building or toward rebuilding the Masonic Building itself. If the Company fails to make satisfactory progress on the Fitzgeralds Black Hawk expansion and re-building the Masonic Building, the City of Black Hawk could file another complaint based on some or all of the allegations in the original complaint and such new complaint, for all purposes, will relate back to the Notice to Abate that the City of Black Hawk served on Fitzgeralds Black Hawk on July 14, 2005 related to the condition of the Masonic Building.

A shortfall in the amount of insurance proceeds related to our Black Hawk construction projects could limit our ability to implement our other planned expenditures at our properties.

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn in Black Hawk, we will need to reallocate our capital expenditure budget to cover these costs. This will limit our ability to implement our other planned capital expenditures at our properties.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues is attributable to slot machines operated by us at our casinos. It is important, for competitive reasons, that we offer to our customers the most popular and up to date slot machine games with the latest technology.

In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, certain slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring casinos to enter into participating lease arrangements in order to acquire the machines. Participating slot machine lease arrangements typically require the payment of a minimum fixed daily rental and payment of a percentage of coin-in or net win amounts. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not provide sufficient incremental revenues to offset the increased investment and participation or lease costs, it could hurt our profitability.

Our operations are highly taxed and may be subject to higher taxes in the future, and we have ongoing tax disputes.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, payroll taxes, franchise taxes and income taxes. From time to time, state and local governments have increased gaming taxes and property taxes (including on a retroactive basis), such as in Indiana with our Majestic Star, Majestic Star II and Buffington Harbor operations, and such increases can significantly impact the profitability of gaming operations. Any material increase in or the adoption of additional taxes or fees would have a material adverse effect on our future financial results. In addition, the Company and certain of its subsidiaries are a party to certain ongoing tax protests and audits which, if adversely determined, could have a material adverse affect on our future financial results and cash flows.

We have assumed the liabilities of Trump Indiana in our stock purchase; further, indemnification obligations of the former owner of Trump Indiana may not be sufficiently secured.

As a result of acquiring the stock of Trump Indiana, we are legally responsible for any liabilities of Trump Indiana, including ordinary course litigation and certain contingent liabilities without further recourse to the former owner of Trump Indiana, Trump Entertainment Resorts Holdings, L.P. (“TERH”). TERH has agreed to indemnify us for tax liabilities attributed to the period prior to closing in addition to indemnification for breach of representations and warranties, fines or penalties payable to the IGC, certain identified litigation and pre-closing workers’ compensation and patron liability for the period prior to the closing date. Trump Indiana is a party to ongoing audits by the Internal Revenue Service regarding its federal income tax returns. Although there currently is $27.0 million in escrow with respect to TERH’s obligation to indemnify us for federal tax liabilities, there is no security for any other indemnification obligation. If TERH is unable or unwilling to satisfy in full any indemnity obligation that may occur, we may be unable to recover the full amount of the costs we incur, which could have a material negative impact on our financial condition, results of operations, and cash flow. Further, unanticipated contingent liabilities assumed as part of the stock transaction, if significant, could have an adverse impact on our financial condition, cash flows and results of operations.

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

Don H. Barden is Chairman, President and Chief Executive Officer of the Company and the sole owner of our ultimate member, Barden Development, Inc., with responsibility for key policy-making functions at each of our casinos. The loss of the services of Mr. Barden or a change in ownership of the Company, for any reason, could have a material adverse effect on our business, operating results and financial condition.

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

Employee relations and union related issues could result in work stoppages at our casino properties, which could seriously impact the profitability of our business.

As of December 31, 2006, we employed approximately 2,900 persons of whom approximately 11% are represented by unions and subject to collective bargaining agreements. A strike, work stoppage or other slowdown could significantly disrupt our operations, which could have a material adverse effect on our operations and financial results.

Certain of our collective bargaining agreements will expire in the near future and we are currently in the process of negotiating new collective bargaining agreements with respect to certain employees. If we are unable to enter into new, satisfactory labor agreements with our unionized employees, we could experience a significant disruption to our operations, which could have a material adverse effect on our financial results. In addition, our non-unionized workforce may become subject to union organizing efforts, which could cause us to incur additional labor costs and increase the union related risks we now face.

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

Changes in economic conditions, including fuel costs, may impact our financial performance.

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

The Buffington Harbor complex is located on a site where prior industrial operations and activities may have resulted in contamination of the environment. As the owner and operator of Majestic Star and Majestic Star II, we could be held responsible for the costs of addressing any contamination. Our liability under applicable environmental laws may be imposed without regard to whether we knew of, or were responsible for, the presence of hazardous substances and, in some cases, may not be limited to the value of the affected property. There can be no assurance that further development of the land, or of a new harbor, and the related construction, will not identify environmental contamination. If this were to occur, the costs of remediation or the disruption to our business could adversely affect our operations and may also adversely affect our ability to sell, lease or operate the property or to borrow against it. Further, the land has been the site of a spill and historical environmental contamination. Two leaking underground storage tank sites located in close proximity to the land may also impact the environmental condition of such land. Until the leaking underground storage tank sites receive final designation from the Indiana Department of Environmental Management and their impact on the land analyzed, environmental consultants have indicated that these sites are a recognized environmental condition. We are not entitled to indemnification from any prior owners or operators of the site with respect to environmental matters, except the indemnification from the City of Gary for a 170 acre site owned by Majestic Star.

We are not aware of any environmental contamination at the Fitzgeralds properties in Tunica, Mississippi and Black Hawk, Colorado. As for the Fitzgeralds Tunica property, an environmental investigation may not have been conducted prior to the purchase of this property, and accordingly, we may not qualify for an “innocent owner” or similar defense to any pre-development environmental liabilities that might be discovered in the future. The Fitzgeralds Black Hawk property, however, is located within a 400-square mile area that in 1983 was designated as the Clear Creek/Central City National Priorities List Site Study Area (“Study Area”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified for investigation or remediation, no assurance can be given that environmental problems will not subsequently be discovered, including in connection with any future construction on the expansion parcel of the property. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, and we could be identified as a “potentially responsible party” and any liability related thereto could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if any.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information relating to the location and general characteristics of our properties appears under Item 1. “Business - Gaming Facilities” and is incorporated herein by reference.

Majestic Star and Majestic Star II are riverboat casinos docked at Buffington Harbor in Gary, Indiana. The site has convenient access via either the Chicago Skyway or Interstate 80/94.

We own 320 acres of property in and around Buffington Harbor. This land is held for future development, which could incorporate various new casino amenities, and may be funded with both public and private investments.

Fitzgeralds Tunica is located on a 50-acre site in north Tunica County, Mississippi. The site is accessible via Interstate 55 and then Highway 61.

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

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs’ website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney’s fees. Each of the casino defendants, including Barden Mississippi, filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs’ anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants’ counterclaims. On December 21, 2005, the Court entered an order (the “Order”) granting the casino defendants’ motion for summary judgment and dismissing with prejudice plaintiffs’ claims against them. The casino defendants’ counterclaims remain pending. On January 19, 2006, plaintiffs filed a Rule 54(b) motion requesting that the Court direct the Clerk of Court to enter a judgment based on the Order or, in the alternative, issue an order certifying the Order for interlocutory appeal. The casino defendants filed an opposition to the plaintiffs’ motion on February 6, 2006. On February 7, 2006, the Court granted the plaintiffs’ motion for partial final judgment and on March 8, 2006, the plaintiffs filed a notice of appeal. The trial date for the casino defendants’ counterclaims had been continued until such time as the Court of Appeals ruled on the plaintiffs’ appeal. On January 30, 2007, the Court of Appeals set the date of March 7, 2007 for hearing oral arguments on plaintiffs’ appeals. Without any objection by the defendants, Plaintiffs’ counsel requested a continuance to April 16, 2007 to accommodate a pre-existing conflict. The Court of Appeals then cancelled oral arguments and decided to instead rule on the briefs. The Company intends to vigorously defend the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company’s financial position and results of operations.

Trump Indiana Litigations. At the time of the closing of the Trump Indiana Acquisition, Trump Indiana was a party to certain pending lawsuits. Pursuant to the terms of the Stock Purchase Agreement (“SPA”) dated November 3, 2005 between the Company and TERH, TERH agreed to indemnify the Company and its affiliates against any and all losses arising out of certain of those lawsuits (the “Trump Litigation Indemnity”); however, the Trump Litigation Indemnity is unsecured. Included in the Trump Litigation Indemnity is that certain Trump Indiana ERISA lawsuit (described below) and an employment practices lawsuit (described below).

The Trump Indiana ERISA lawsuit is pending in the United States District Court for the District of New Jersey. Plaintiffs, participants in the Trump Companies’ Capital Accumulation Plan, filed a Complaint on February 8, 2005 against certain individuals and organizations, including Trump Indiana, Inc. and members of the Trump Capital Accumulation Plan Administrative Committee. The Complaint alleges, among other things, that defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, when Trump Hotel and Casino Resorts Common Stock held in employee accounts was sold by the Committee. The Complaint seeks, among other things, damages in an amount ranging from $1.1 million to $2.3 million plus costs and attorneys’ fees. Defendants filed an Answer denying any wrongdoing and the case has been certified as a class action. Discovery has been completed and defendants anticipate filing a summary judgment motion seeking dismissal of all claims by April 13, 2007.

The employment practices lawsuit included in the Trump Indemnity is a lawsuit filed on October 12, 2001 by a former employee of Trump Indiana in the U.S. District Court, that alleges age, sex, race, and color discrimination claims as well as equal pay and retaliation claims. The litigation was stayed during the bankruptcy of Trump Indiana. At this time, we cannot predict the outcome of either the Trump Indiana ERISA lawsuit or the Trump Indiana employment practices litigation.

Majestic Star Income Withholding Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006, and issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001.

BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. The protest for 2003 is currently pending before the Legal Division of the Department. The Department held a hearing on the 2003 protest on December 5, 2006, and has taken the matter under advisement. The Department is expected to issue a ruling on the 2003 protest later this year.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back State gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the non-resident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company continues to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI's non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

Majestic Star Sales and Use Tax Assessments. In October 2005, the Department assessed Majestic Star for unpaid sales and use taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. On November 15, 2005, Majestic Star paid $0.2 million under the State of Indiana amnesty program to eliminate all use tax and a portion of the sales tax assessment for the 2001 through 2004 tax years. All penalties and interest associated with such payments are waived in their entirety pursuant to Indiana law. The remaining $0.1 million of the assessment relates to the difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and sales tax on the retail value of complimentary food provided to Majestic Star’s customers. Both items relate to the period August 2003 through 2004. On November 15, 2005, Majestic Star filed a protest of the proposed assessments protesting the sales tax assessments related to this period.

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At the time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003, on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and on March 27, 2006, Majestic Star appealed those denials to the Indiana Tax Court. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on the Hyatt decision (see below for a discussion of the Hyatt decision).

Should the Department make similar assessments for 2005 and 2006, the Company estimates its tax exposure would be approximately $0.1 million and $0.2 million, respectively.

BHR Sales and Use Tax Assessments

1998-2001 Tax Years. During the years at issue, the two 50% members of BHR were Majestic Star and Trump Indiana. In October 2002, the Department assessed BHR for unpaid use tax for 1998 and unpaid sales and use taxes for 1999 through 2001 in the total amount of $0.4 million, excluding interest. The assessments related to purchases of capital assets and supplies, vehicle leases and rental of other items of personal property, for which no sales tax was paid and no use tax was self-assessed. In addition, included in the assessment for the years 1999 through 2001, the Department assessed tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members, Majestic Star and Trump Indiana. Sales tax was assessed on BHR’s cost of the food, as measured by the members’ periodic reimbursements to BHR. BHR paid the use tax portion of the assessment and filed a protest of the proposed assessments of sales tax in December 2002. BHR is disputing the assessment of sales tax on food provided at no charge, to the employees and patrons of Majestic Star and Trump Indiana, pursuant to the decision in Hyatt Corp v. Indiana Department of State Revenue (“Hyatt”). In Hyatt, the Department assessed Hyatt for complimentary continental breakfasts and amenity meals provided to its customers, plus the free meals provided to Hyatt’s full time employees. Under Indiana Code, sales of food intended for human consumption are exempt from sales tax. Food includes many food products (cereal, milk, eggs, meat, fish, vegetables, fruit, spices, etc.) that are prepared for human consumption. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. BHR is arguing that since its inception, it has acted as the agent of Majestic Star and Trump Indiana with authority to purchase, prepare and provide food to their employees and patrons. This arrangement was memorialized in a written Limited Agency Agreement dated effective January 1, 2001. BHR’s position has been that all acts performed by it in its agency capacity (including the purchase, preparation and delivery of food) should be treated as though the acts had been performed by BHR’s joint venture partners, Majestic Star and Trump Indiana.

The Department conducted a hearing on the protest in August 2005 and in October 2005, issued a ruling waiving penalties but upholding the proposed $0.4 million assessment. BHR filed a petition with the Indiana Tax Court in March 2006, protesting the Department’s ruling with regard to the 1999-2001 tax years.

2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in sales and use taxes for the 2002 tax year, inclusive of interest and penalties, for many of the same sales tax and use tax items as were assessed for the earlier years. However, for 2002, unlike prior years, the Department assessed sales tax on complimentary food provided to the patrons of Majestic Star and Trump Indiana based on the retail value of the items provided rather than on the cost of those items to BHR. BHR, prior to being dissolved, or Majestic Star, has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding of $0.2 million relates to the same issues as are faced by Majestic Star in its sales and use tax audits (see above). BHR has protested the remainder of the assessments for 2002 awaiting the Department’s ruling on its protest for the 2002 calendar year. In June 2006, the Department assessed BHR for unpaid sales and use taxes, with interest, for the 2003 and 2004 calendar years. The sales and use tax assessments total $0.3 million. The sales tax portion of the assessment involves the same issues as identified in the 2002 and prior years’ assessments. The use tax portion of the assessment relates to BHR’s provision of food, provided without charge, to its employees and employees and patrons of its owners through a third-party vendor. BHR protested these assessments in August 2006 and Majestic Star is awaiting a hearing on such protests before the Department. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liability.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The accompanying financial data for 2006 includes all operating results for the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk for the full year. The 2005 financial data includes 11 days of operating results related to the acquisition of Trump Indiana and BHR, (including 100% of BHR’s operations rather than 50%, as BHR had formerly been a 50% joint venture of the Company and accounted for under the equity method of accounting). The 2005 financial data also includes 11 days of operations for BHPA, which also became a wholly owned subsidiary as a result of the Trump Indiana acquisition and a contribution of our affiliate’s 50% interest in BHPA to the Company. Pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J) related to “pushdown” basis of accounting, the Company’s financial statements include Majestic Holdco’s debt, and related financing costs, including amortization and interest on such debt. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of Majestic Holdco’s debt. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the debt of Majestic Holdco, and the Company is restricted in the amount of cash that can be distributed to Majestic Holdco. The 2004 financial data includes Fitzgeralds Black Hawk as a continuing operation as a result of the mutual termination in April 2005 of the agreement to sell Fitzgeralds Black Hawk.

	For The Years Ended December 31,
	2006	2005 (1)	2004	2003	2002
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Net revenues	$354,830	$261,972	$260,511	$244,955	$246,328
Cost and expenses	309,170	233,240	226,761	213,510	210,678
Operating income	45,660	28,732	33,750	31,445	35,650
Interest expense, net (2)	(59,852)	(30,219)	(28,530)	(31,179)	(32,225)
(Loss) gain on extinguishment of debt	-	(3,688)	-	(31,960)	69
(Loss) income from continuing operations	(14,307)	(5,302)	5,019	(31,879)	3,311
Loss from discontinued operation (3)	-	-	-	(11,973)	(1,995)
Net (loss) income	(14,307)	(5,302)	5,019	(43,852)	1,316

	As of December 31,
	2006	2005	2004	2003	2002 (4)
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$25,532	$32,368	$16,722	$22,058	$24,548
Restricted cash	3,327	3,190	2,540	1,400	1,250
Investment in BHR, net	-	-	27,432	29,734	31,833
Total assets (2)	506,360	517,959	246,376	233,215	275,810
Current liabilities	49,023	46,074	31,918	33,666	25,458
Long-term debt (2)	596,928	592,699	316,858	301,715	274,529
Total liabilities	645,951	638,773	348,776	335,382	299,985
Member’s deficit	(139,591)	(120,814)	(102,400)	(102,167)	(24,175)

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

(2) Includes the push down of debt, financing costs, including amortization, and interest on debt issued at Majestic Holdco on December 21, 2005. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of Majestic Holdco’s debt. Also, neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the debt of Majestic Holdco, and the Company is restricted in the amount of cash that can be distributed to Majestic Holdco. Majestic Holdco’s debt, net of original issue discount, in the amount of $45.3 million was pushed down to the Company at December 31, 2005. In addition, financing costs of $2.8 million and associated amortization of $20,000 were pushed down. Lastly, interest in the amount of $0.2 million was pushed down. As of December 31, 2006, Majestic Holdco’s debt of $51.1 million, net of original issue discount, was pushed down to the Company. In addition, financing costs related to the debt as of December 31, 2006 of $2.4 million are being pushed down. The 2006 income statement includes $6.3 million of interest expense related to the amortization of the original issue discount and amortization of deferred financing costs.

(3) Loss from discontinued operations for the years ended December 31, 2003 and 2002 represents the operating results of Barden Nevada, which was spun off to BDI on December 31, 2003. The loss from discontinued operations for the year ended December 31, 2003 includes a $10.0 million charge resulting from the write-down of the value of Barden Nevada’s assets to fair market value concurrent with the spin-off.

(4) Barden Nevada was spun out to BDI effective December 31, 2003. The selected balance sheet data as of December 31, 2002 reflects the assets and liabilities of Barden Nevada as held for use.

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

In addition to the specific factors identified in Item 1A. Risk Factors and included herein by reference and elsewhere in this report, other factors that might cause actual results to differ from our expectations, or may cause us to modify our plans and objectives, include but are not limited to:

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

EXECUTIVE OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the “Company”), operate two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor complex located in Gary, Indiana (separately “Majestic Star,” “Majestic Star II,” and “BHR” and collectively as the “Majestic Properties”) and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”) and Black Hawk, Colorado (casino only) (“Barden Colorado” or “Fitzgeralds Black Hawk”). The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”) for support services. See Note 15 of the Notes to the Consolidated Financial Statements.

Key Performance Indicators

At our casino properties, casino revenues, which contribute 91.6% of our consolidated gross revenues, are the combination of our win at slots and table games and are typically called slot revenues (for slot machine win) and table games revenues (for table games win). Slot revenues and table games revenues are normally described with two principal components: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box, and table games hold percentage, which is the amount of drop, plus the closing table games inventory (i.e. the amount of chips, tokens and coin used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us.

Trump Indiana Acquisition

On December 21, 2005, the Company purchased Trump Indiana, Inc. (“Trump Indiana”) from Trump Entertainment Resorts Holdings L.P. (“TERH”). Trump Indiana, Inc has been subsequently re-branded as Majestic Star II. As part of that purchase, the Company also acquired Trump Indiana’s 50% joint venture interest in BHR and in Buffington Harbor Parking Associates, L.L.C. (“BHPA”), and an affiliate of the Company contributed to the Company its 50% interest in BHPA (collectively, the “Trump Indiana Acquisition”). As a result of these transactions, Majestic Star II, BHR and BHPA became wholly owned subsidiaries of the Company. On August 4, 2006, BHPA was merged into Majestic Star. As of December 31, 2006, BHR was dissolved.

Since the acquisition, we have spent a significant amount of time and effort to integrate Majestic Star II into our other Gary, Indiana operations. Difficulties in integrating Majestic Star II, intense competition in the Northwest Indiana market, and road construction on main highways that lead to our facilities have resulted in revenues and cash flows at the Majestic Properties below our expectations. Margins at the Majestic Properties declined in the latter part of 2006 as we increased costs in marketing, promotions, and food and beverage in order to remain competitive and try to build back our customer base. Management has added staff in order to provide better service on the casino floor and added leased and participation slot machines in order to provide our casino guests with the latest and most entertaining games available.

As reported by the IGC, the casino revenues at our Majestic Properties declined by 14.0% for the year ended December 31, 2006 compared to 2005, when the operating entities were Majestic Star and Trump Indiana (Majestic Star II for the last eleven days of 2005). For all of the Northwest Indiana gaming market, casino revenues increased 5.4% in 2006 compared to 2005. Through the first two months of 2007, casino revenues at our Majestic Properties were down 11.3%. The Northwest Indiana gaming market as a whole was down 5.0% for the same two-month period in 2007. The market continues to be extremely competitive and our ability to grow our casino revenues will continue to be pressured by the actions of the other Northwest Indiana casinos.

In an effort to improve our market position in 2007, we will:

•	Continue refining our direct mail program to achieve a better return from the customers we are targeting in our mailing campaigns;

•
Take over the operation of the food and beverage outlets in the BHR pavilion in order to improve the food offerings to our customers, level of service, the physical appearance of the outlets and make these restaurants true amenities for the casino;

•	Enhance the slot product on our casino floor by continuing to add new and entertaining machines, through a combination of slot machine purchase and lease agreements;

•	Continue to improve the quality of out staff on the casino floor, particularly in table games, to increase guest service and increase casino revenues;

•	Enhance our hosting and guest development programs to re-build our base of gaming customers that are loyal to our facilities;

•	Change Don and Mike’s Sports Bar into a baccarat room in order to better cater to the desires of our Asian baccarat players;

•
Continue development plans, which would include a hotel and other amenities that would support the Company’s casino operations, and evaluate funding sources, including potential investors and the availability of development fund monies and tax credits;

•	Continue to evaluate our plans for a single-level vessel, which would help our ability to remain competitive in the market; and

•
Pursue the ability to relocate a gaming license to an area within the state of Indiana that is underserved by a casino operation; however, legislation has been introduced that would freeze the location of Indiana’s existing licenses. If such legislation were to become law in its current form it would preclude our ability to move a license outside Gary.

Overall Operating Results - 2006 compared to 2005

The discussion of our consolidated financial results for the year ended December 31, 2006 compared to 2005 is inclusive of the operating results of Majestic Star II, along with the additional 50% interest of BHR and BHPA, for a full year in 2006 compared to only 11 days in 2005. In addition, our financial results are inclusive of interest expense and amortization of financing costs related to the pushdown of Majestic Holdco’s Discount Notes.

For the year ended December 31, 2006, consolidated gross operating revenues were $409.3 million compared to $307.6 million for 2005, an increase of $101.7 million, or 33.0%. The Majestic Properties contributed $102.8 million of the increase, with all of the increase resulting from the Trump Indiana Acquisition. Fitzgeralds Tunica added $1.1 million to gross revenues, which was offset by a decrease of $2.2 million at Fitzgeralds Black Hawk.

In the year ended December 31, 2006, as compared to the same prior year period, consolidated casino revenues, which comprised 91.6% of consolidated gross revenues during the period, increased $94.2 million, or 33.5%, to $375.1 million, due to increases at the Majestic Properties of $95.5 million, which resulted from the Trump Indiana Acquisition. Adding to the increase in consolidated casino revenue was an $0.8 million increase at Fitzgeralds Tunica, offset by declines in casino revenue of $2.1 million at Fitzgeralds Black Hawk. Casino revenues at Fitzgeralds Tunica were negatively impacted for the year ended December 31, 2006, by $4.5 million, due to the implementation of downloadable promotional credits. At Fitzgeralds Tunica customers directly download promotional credits to the slot machine thus eliminating the substantial amount of coupons mailed to and redeemed by our casino customers, with that cash being inserted into a slot machine and played off by the customer. The downloadable promotional credits, when played by the customer, are not being recognized as slot revenue; however, any jackpots won would be recognized as a reduction in slot revenues. When our marketing and promotional efforts were comprised principally of mailing coupons to our customers, those coupons, when redeemed, were being reflected in promotional allowances. The currency inserted and played off at the slot machine was recognized as revenue and any jackpots associated with this play would be a reduction of slot revenue.

Promotional allowances for the year ended December 31, 2006 were $54.5 million compared to $45.7 million for the year ended December 31, 2005. Promotions have increased as a result of the Trump Indiana Acquisition and efforts to reposition the Fitzgeralds Tunica property toward attracting and retaining a higher level casino customer.

In the year ended December 31, 2006, as compared to last year, operating expenses increased $75.9 million, with $77.9 million of this increase attributable to the Majestic Properties and specifically the Trump Indiana Acquisition. Offsetting the increased operating expenses from the Majestic Properties were lower expenses at Fitzgeralds Black Hawk and within our corporate group, as one time charges occurred in 2005. These charges resulted from the mutual termination of the Fitzgeralds Black Hawk sale which resulted in catch-up depreciation in the second quarter of 2005 of $1.5 million at Fitzgeralds Black Hawk and a $2.3 million termination fee incurred at corporate.

Operating income for the year ended December 31, 2006 was $45.7 million, an increase of $16.9 million, or 59.0%, compared to operating income of $28.7 million for the year ended December 31, 2005. Consolidated net loss was $14.3 million in the year ended December 31, 2006, an increase of $9.0 million when compared to a net loss of $5.3 million for the same period in 2005. Interest expense increased $29.8 million due to the Trump Indiana Acquisition.

Developments, in addition to those described under “Trump Indiana Acquisition,” that affected our results during the year ended December 31, 2006, or that may affect future results are listed below:

•	Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses.

•
New casinos and amenities in Northwest Indiana and Black Hawk, Colorado have impacted the results at the Majestic Properties and Fitzgeralds Black Hawk in 2006. Enhancements to existing casino facilities of our competitors and new casino facilities, that should open in the second half of 2007 and in 2008 will enhance the level of competition our Majestic Properties experience in Northwest Indiana. In the Tunica market, a new casino project has been announced that is expected to begin construction in the summer of 2007 and open 24 to 48 months later.

•
The $30.9 million expansion plans for Fitzgeralds Black Hawk are progressing. This expansion will not only add more amenities for our guests, but will also increase the number of slot machines from approximately 600 to approximately 1,000, which will all be ticket-in ticket-out (“TITO”). The Company anticipates completing this project in the third quarter of 2008.

•
In an effort to improve market share and attract a higher-valued gaming customer by enhancing the property, Fitzgeralds Tunica completed a $3.5 million hotel renovation project in the last half of 2006, updating 108 hotel rooms as well as remodeling the hotel lobby and room corridors, and upgrading the elevator access areas. The remaining hotel rooms are being renovated in 2007. In conjunction with attracting a higher-valued gaming customer, and depending on cash flow, the property is looking to open a high-limit pit in 2007, remodel the casino floor and open a small poker room.

•
The management team at Fitzgeralds Tunica has implemented and is refining changes to the property’s operating strategy to make the property more competitive in the Tunica market and attract a higher value casino customer. Along with a new advertising program, management has also enhanced the property’s direct mail, guest development and hosting programs. Management has also focused on upgrading the property’s food and beverage operations.

•
As mentioned previously, our Fitzgeralds Tunica property has implemented downloadable promotional credits to our gaming devices, thus allowing us to greatly reduce coupons mailed to our casino customers. Downloadable promotional credits will eliminate the loss from customers who redeem their coupons and leave the casino without putting any of the money received in action. Downloadable promotional credits will also allow us to reduce our currency handling in our promotions booths, thus making the operations of these booths more efficient. We plan to implement downloadable promotional credits at our other properties once we assess customer acceptance.

•
In 2006, we spent approximately $25.4 million for the purchase of slot machines and TITO implementation, re-branding Trump Indiana to Majestic Star II, integration of our computer system with Trump Indiana, remodeling the porte cochere at the Majestic Properties, upgrading the Fitzgeralds Tunica hotel and preparing for the Fitzgeralds Black Hawk expansion. As of December 31, 2006, we had 88% of our slot machines at Fitzgeralds Tunica equipped with TITO and 100% of our slot machines at Fitzgeralds Black Hawk, Majestic Star and Majestic Star II are TITO equipped. TITO allows our customers to play their favorite slot machines without interruption from machine paid jackpots and eliminates much of the coin handling that previously existed in our operations, allowing us to operate our casino much more efficiently.

The following tables set forth information derived from the Company's statements of operations, balance sheets and statements of cash flows.

	For The Year Ended
	December 31,
	2006	2005	2004
	(amounts in thousands)
Gross revenues:
Majestic Properties (1)	$263,264	$160,457	$154,273
Fitzgeralds Tunica	107,481	106,426	104,892
Fitzgeralds Black Hawk	38,549	40,758	41,318
Total	$409,294	$307,641	$300,483

Net revenues:
Majestic Properties (1)	$237,422	$143,624	$141,058
Fitzgeralds Tunica	83,979	82,939	83,218
Fitzgeralds Black Hawk	33,429	35,409	36,235
Total	$354,830	$261,972	$260,511

Casino revenues:
Majestic Properties (1)	$250,707	$155,217	$149,562
Fitzgeralds Tunica	88,349	87,575	86,532
Fitzgeralds Black Hawk	36,058	38,127	38,675
Total	$375,114	$280,919	$274,769

Operating income (loss):
Majestic Properties (1)	$35,183	$19,271	$16,465
Fitzgeralds Tunica	8,836	10,253	11,471
Fitzgeralds Black Hawk (2)	8,060	7,393	9,973
Corporate (3)	(6,419)	(7,896)	(3,470)
Majestic Investor Holdings (4)	-	(289)	(689)
Total	$45,660	$28,732	$33,750

Operating margin (5)
Majestic Properties (1)	14.8%	13.4%	11.7%
Fitzgeralds Tunica	10.5%	12.4%	13.8%
Fitzgeralds Black Hawk	24.1%	20.9%	27.5%
Total	12.9%	11.0%	13.0%

Segment depreciation and amortization:
Majestic Properties (1)	$20,291	$8,976	$7,785
Fitzgeralds Tunica	9,157	10,062	8,858
Fitzgeralds Black Hawk (2)	2,163	3,125	994
Corporate	112	180	71
Majestic Investor Holdings (4)	-	269	278
Total	$31,723	$22,612	$17,986

Expenditure for additions to long-lived assets:
Majestic Properties (1)	$9,130	$4,152	$28,692
Fitzgeralds Tunica	10,577	4,860	5,800
Fitzgeralds Black Hawk	5,541	2,655	1,520
Corporate	161	116	-
Total	$25,409	$11,783	$36,012

	December 31,	December 31,
	2006	2005
	(amounts in thousands)
Segment assets:
Majestic Properties (1)	$478,896	$519,215
Fitzgeralds Tunica	79,664	75,419
Fitzgeralds Black Hawk	43,804	36,746
Corporate	524,981	289,353
Majestic Investor Holdings (4)	-	20,550
Total	1,127,345	941,283
Less: Intercompany	(620,985)	(423,324)
Total	$506,360	$517,959

Goodwill
Majestic Properties (1)	$41,509	$41,329
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,924	1,924
Total	$47,431	$47,251

Notes:
(1)
The Majestic Properties for 2006 include Majestic Star and Majestic Star II. BHPA was merged into Majestic Star as of August 4, 2006 and BHR was dissolved on December 31, 2006. The merger of BHPA and the dissolution of BHR are shown as if these transactions had been completed as of January 1, 2006. The 2005 information is for Majestic Star and 11 days of operations for Majestic Star II, BHR and BHPA. 2004 information is for Majestic Star only.

(2)
Fitzgeralds Black Hawk’s 2005 depreciation includes the $1.5 million catch up depreciation and amortization expense for the period of time from July 2004 to April 2005 when the property’s assets were held for sale and no depreciation or amortization expense was recorded.

(3)
Corporate expenses reflect professional fees, payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. Included in 2005 is the $2.3 million charge related to the termination of the Fitzgeralds Black Hawk sale.

(4)	Majestic Investor Holdings was merged into the Company on March 22, 2006.
(5)	Operating margin is calculated by dividing operating income (loss) by net revenues.

2006 compared to 2005

Majestic Properties

Gross revenues for the year ended December 31, 2006 were $263.3 million compared to $160.5 million in the same period in 2005, an increase of $102.8 million, or 64.1%. The Trump Indiana Acquisition contributed all of the increase. Casino revenues, which make up 95.2% of the gross revenues, were $250.7 million, an increase of $95.5 million, compared to $155.2 million in the prior year. Similar to gross revenues, the Trump Indiana Acquisition contributed all of the increase in casino revenues.

For the year ended December 31, 2006, operating income for the Majestic Properties was $35.2 million compared to $19.3 million for the Majestic Properties in the prior year. The increase in operating income is the result of the Trump Indiana Acquisition and the reduction of costs related to changes in operating strategy of running Majestic Star, Majestic Star II and BHR under a common ownership structure. Also, there was a reduction in property taxes at Majestic Star of $1.0 million. 2005 property tax bills, received in August 2006, were less than anticipated as Lake County applied a one-time credit resulting from a settlement with a large Lake County taxpayer.

Fitzgeralds Tunica

Gross revenues for the year ended December 31, 2006 was $107.5 million at Fitzgeralds Tunica compared to $106.4 million in the same period in 2005, an increase of $1.1 million, or 1.0%. Casino revenues increased 0.9% or $0.8 million to $88.3 million in 2006 compared to $87.6 million in 2005. The increase is comprised of a $1.2 million decrease in slot revenue and a $2.0 million increase in table games revenue. Table games revenue increased as a result of a 37.3% increase in drop offset by a 9.1% reduction in the hold percentage. 2006 casino revenues were 82.2% of gross revenues compared to 82.3% in 2005. Fitzgeralds Tunica’s slot revenues were negatively impacted by $4.5 million, due to the implementation of technology that allows customers to play downloadable promotional credits directly at the slot machines. The playing of these credits is not recorded as revenue, but any jackpots won by our customers will be recognized as a direct reduction of slot revenue. As a result of the downloadable promotional credits to the slot machine, Fitzgeralds Tunica will be able to significantly reduce the amount of promotional cash coupons mailed and redeemed by its customers. We anticipate the reduction in slot revenues will be offset by reduced cash coupons mailed and redeemed. During the fourth quarter of 2006, property management fully implemented the downloadable promotional credits program. Management believes it may have been too liberal with the program and customers received too much in downloadable promotional credits. As a result, customers put less of their own money into our slot machines, thus further negatively impacting slot revenues. Management is determining the “right” amount of downloadable promotional credits to offer customers in order to obtain their patronage, but at the same time ensure that the customer is wagering a satisfactory amount of their money.

Operating income decreased to $8.8 million for 2006 compared to $10.3 million in 2005, a decrease of $1.4 million, or 13.8%. Operating expenses increased $2.5 million, mostly in casino expense, gaming taxes and advertising and promotions in relation to the higher casino volumes and the repositioning of the property to attract a higher-valued gaming customer. General and administrative expenses were also higher on a year-to-date basis, primarily due to greater labor and energy costs, that was partially offset by a decrease in depreciation expense as assets are becoming fully depreciated.

Fitzgeralds Black Hawk

Gross revenues for the year ended December 31, 2006 were $38.5 million compared to $40.8 million in 2005, a decrease of $2.2 million, or 5.4%. A decrease in casino revenue of $2.1 million is primarily responsible for this decrease as casino revenue decreased to $36.1 million for 2006 compared to $38.1 million in the same period in 2005. This decline is a result of lower slot coin-in of 9.9% which is due to new amenities and greater levels of marketing from our competitors. Weather was also a factor in the fourth quarter with the casinos in Black Hawk being closed for two days and operating reduced hours on two days due to the snow storms that hit the Denver area. Year-to-date results in 2005 were impacted by one of the two routes into Black Hawk being closed for most of the third quarter, but we benefited from new customers visiting our facility while construction was ongoing at competitors. In 2006, we are feeling the effects of increased competition and marketing from remodeled properties.

For the year ended December 31, 2006, Fitzgeralds Black Hawk had operating income of $8.1 million compared to $7.4 million in 2005, an increase of $0.7 million or 9.0%. Comparing expenses in 2006 to 2005 shows a decrease in promotions and advertising of $0.2 million, a decrease in depreciation expense of $1.0 million and a reduction of $0.5 million in gaming taxes and $0.7 million decrease in general and administrative costs. The decline in depreciation expense from 2005 is related to the catch up of depreciation expense in the second quarter of 2005 for the period from July 2004 to April 2005 when the property was being held for sale prior to the mutual termination of the purchase agreement. General and administrative costs decreased due to a reduction in medical insurance premiums and a reduction in accounting fees allocated to the property. Gaming taxes were less due to the reduction in gaming revenue.

Corporate

Corporate operating expense for the year ended December 31, 2006 was $6.4 million compared to $7.9 million in 2005. The largest component of corporate expense is payroll, which has increased in 2006 compared to 2005 and will continue to increase as we build our corporate management team. The year-to-date expenses in 2005 also include the $2.3 million termination fee related to the cancelled sale of Fitzgeralds Black Hawk in April 2005.

Other income (expense)

Other income (expense) has increased to $60.0 million in net expenses for the year ended December 31, 2006 compared to $34.0 million of expense in 2005. The majority of this increase is interest expense associated with $200.0 million of Senior Notes, $40.0 million of additional Senior Secured Notes and $63.5 million aggregate principal amount at maturity of Discount Notes that were all issued in December 2005 in conjunction with the Trump Indiana Acquisition. Other expense in 2005 also includes a $3.7 million charge for premiums incurred in the early repayment of debt.

2005 compared to 2004

Consolidated gross operating revenues for the year ended December 31, 2005 increased $7.1 million, or 2.4%, from consolidated gross operating revenues recorded in the year ended December 31, 2004. Excluding the Trump Indiana Acquisition, which contributed $4.9 million in gross operating revenues for the last 11 days of 2005, the increase in gross revenues during 2005 was $2.2 million. Majestic Star’s and Fitzgeralds Tunica’s gross operating revenues increased $1.2 million and $1.5 million, respectively, while Fitzgeralds Black Hawk’s gross operating revenues declined by $0.5 million. The increase in consolidated gross operating revenues resulted from an increase in consolidated casino revenues, which comprise 91.3% of consolidated gross revenues. Consolidated casino revenues increased $6.1 million, or 2.2%, to $280.9 million during the year ended December 31, 2005 as compared to the same period in 2004. The Trump Indiana Acquisition contributed casino revenues for the last 11 days of the year of $4.6 million. The other properties had a combined increase in casino revenue of $1.4 million, which resulted from a combined properties’ increase in slot win percentage of 2.7% and an increase in table game win percentage of 4.3% offset by a decline in table game drop of 9.3% and slot coin-in of 1.3%. At Fitzgeralds Tunica, higher food and beverage revenues of $0.5 million also contributed to its higher gross operating revenues.

Majestic Properties

The 2005 operating results for the Majestic Properties include the Trump Indiana Acquisition for the 11 day period December 21, 2005 to December 31, 2005. Prior to December 20, 2005 and in 2004, the Company accounted for BHR as a 50% joint venture with Trump Indiana and made lease payments to BHPA for the right to use BHPA’s parking garage

Gross revenues for the year ended December 31, 2005 was $160.5 million compared to $154.3 million in the same period in 2004, an increase of $6.2 million or 4.0%. The Trump Indiana Acquisition contributed $4.9 million of the increase and Majestic Star added $1.2 million. Casino revenues, which make up 96.7% of the gross revenue, were $155.2 million, an increase of $5.7 million compared to $149.6 million of the prior year. The Trump Indiana Acquisition contributed casino revenues of $4.7 million, which was the majority of the increase. The increase at Majestic Star of $1.0 million was due to a $2.3 million decrease in table games revenue, resulting from a 11.2% decrease in drop but offset by a 3.2% increase in the hold percentage, and a $3.3 million increase in slot win due to a reduction of 2.3% in coin-in compared to the prior year but an increase in the win percentage of 5.1%. In 2005, Northwest Indiana gaming revenues only increased at a nominal 1.3%. Majestic Star was able to increase its casino revenues only by also increasing its promotional allowances.

For the year ended December 31, 2005, operating income for the Majestic Properties was $19.3 million compared to $16.5 million for only Majestic Star. Excluding the Trump Indiana Acquisition, casino expenses were down $1.2 million primarily from savings related to the TITO conversion, advertising and promotions were down $1.5 million as less advertising was run in 2005 compared to 2004, general and administrative expenses decreased $2.1 million mostly related to the higher property taxes in 2004 compared to 2005, and gaming taxes were up $0.4 million related to the higher casino revenue.

Fitzgeralds Tunica

Gross revenues for the year ended December 31, 2005 was $106.4 million at Fitzgeralds Tunica compared to $104.9 million in the same period in 2004, an increase of $1.5 million or 1.5%. Casino revenues increased 1.2% or $1.0 million to $87.6 million in 2005 compared to $86.5 million in 2004. The increase is comprised of a $0.7 million increase in slot revenue resulting from increases in slot coin-in and slot win percentages of 0.1% and 0.8%, respectively, and a $0.3 million increase in table games revenue from a 2.7% decrease in drop offset by a 6.8% increase in the hold percentage. 2005 casino revenues were 82.3% of gross revenues compared to 82.5% in 2004. The property was able to generate the increase in casino revenue by continuing to emphasize its direct mail and promotional programs.

Operating income decreased to $10.3 million for 2005 compared to $11.5 million in 2004, a decrease of $1.2 million or 10.6%. Operating expenses increased $0.9 million, mostly in general and administrative due to higher professional fees, advertising and promotions related to increased promotional activities, and gaming taxes related to higher gaming revenue, offset by decreases in casino and food and beverage costs. Depreciation expense was also $1.2 million higher in 2005 compared to 2004 as a result on additional gaming equipment that was placed in service.

Fitzgeralds Black Hawk

Gross revenues for the year ended December 31, 2005 were $40.8 million compared to $41.3 million in 2004, a decrease of $0.6 million or 1.4%. A decline in casino revenue of $0.5 million is primarily responsible for the decline in gross revenues as casino revenue decreased to $38.1 million for 2005 compared to $38.7 million in the same period in 2004. This decline is a result of lower slot coin-in of 1.2% which is due to new amenities and greater levels of marketing from our competitors. Casino revenue in 2005 declined due to the completion of construction projects during the first quarter of 2005 at competitor properties and the closure of the main highway into Black Hawk from June 21, 2005 to September 12, 2005. During 2004, Fitzgeralds Black Hawk had record breaking casino revenues, resulting in part, from the disruption of business of our significant competitors. When construction of two of the more significant projects was completed, we began to experience a decline in revenue as a result of the new amenities offered at our competitor’s facilities.

For the year ended December 31, 2005, Fitzgeralds Black Hawk had operating income of $7.4 million compared to $10.0 million in 2004, a decrease of $2.6 million or 25.9%. Comparing expenses in 2005 to 2004 shows a decrease in gaming taxes and casino expenses offset primarily by an increase in depreciation expense of $2.1 million. The increase in depreciation expense in 2005 is related to the catch up of depreciation expense in the second quarter of 2005 for the period from July 2004 to April 2005 when the property was being held for sale prior to the mutual termination of the purchase agreement.

Corporate

Corporate operating expense for the year ended December 31, 2005 was $7.9 million compared to $3.5 million in 2004. The largest component of corporate expense is payroll, which increased in 2005 compared to 2004 and will continue to increase as we build our corporate management team. The year-to-date expenses in 2005 also include the $2.3 million termination fee related to the cancelled sale of Fitzgeralds Black Hawk in April 2005.

Other income (expense)

Other income (expense) increased to $34.0 million in net expenses for the year ended December 31, 2005 compared to $28.7 million of net expense in 2004. The majority of this increase is interest expense associated with $200.0 million of Senior Notes, $40.0 million of additional Senior Secured Notes and $63.5 million aggregate principal amount at maturity of Discount Notes that were all issued in December 2005 in conjunction with the Trump Indiana Acquisition. The other expense in 2005 also includes a $3.7 million charge for premiums paid on the early redemption of debt.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility (the “Senior Secured Credit Facility”). We generate substantial cash flows from operating activities. For the years ended December 31, 2006 and 2005, we reported cash flows from operating activities of $27.7 million and $27.8 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions under the manager agreement and for tax distributions to BDI.

The Company has significant debt outstanding, including $45.7 million drawn on its Senior Secured Credit Facility ($34.3 million available to draw), $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.2 million of capital leases and other debt. Including the $63.5 million of Discount Notes, net of original issue discount, the Company and its parent, Majestic Holdco, issued $303.5 million of notes in conjunction with the Trump Indiana Acquisition. The annual cash interest expense on the debt used to acquire Trump Indiana is $23.3 million. In 2006, cash flow from operating activities fell short of our expectations, primarily due to weak financial performance at our Majestic Properties. As a result of our higher interest and weak financial performance, the Company has needed to amend the financial covenants of the Senior Secured Credit Facility in order to avoid a default under the Senior Secured Credit Facility (see discussion below).

In 2007, in addition to servicing the Company’s significant debt obligations, the Company is budgeting to spend $39.8 million on property improvements, including completing the remodel of the remaining Fitzgeralds Tunica hotel rooms and remodeling the Fitzgeralds Tunica casino floor, adding a high limit pit and poker room, and purchasing equipment, which primarily consists of slot machines. The Company is also engaged in the Fitzgeralds Black Hawk expansion and re-building the Rohling Inn, which is anticipated to cost $16.7 million in 2007 and $30.9 million in total (see discussion below). The Company will also be required to make tax distributions to its member based upon the state and federal taxable income generated by the Company. Also, the Company’s manager has deferred previously allowable distributions. If the Company’s manager were to elect to take these distributions, the Company would be required to pay $4.5 million, in addition to what would be allowable for distribution in 2007 under the Manager Agreement.

The Company faces significant competition in each of its markets. In addition, in the market in which our Majestic Properties compete, new and improved facilities are planned to be opened later in 2007 and 2008. These new and improved facilities could have a negative impact on the operating cash flows generated by our Majestic Properties and the Company. If operating cash flows are not at a level to support the Company’s debt service obligations, planned capital expenditures, including the Fitzgeralds Black Hawk expansion, and tax and manager distributions, the Company will need to draw on its Senior Secured Credit Facility or seek other forms of financing. There is no guarantee that such financing would be available to the Company on reasonable terms, if at all, and the Company’s ability to incur additional debt is restricted by the terms of the Senior Secured Credit Facility and the indentures governing our outstanding Senior Secured Notes and Senior Notes. The Company may, therefore, be required to modify the scope or timing of its planned capital expenditures.

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

The Company had unrestricted cash and cash equivalents of $25.5 million at December 31, 2006. The Company does not hold excess cash in its bank accounts. Any excess cash is used to pay down the Senior Secured Credit Facility. In 2006, we spent approximately $25.4 million for the purchase of slot machines and TITO implementation, re-branding Trump Indiana to Majestic Star II, integration of our computer system with Trump Indiana, remodeling the porte cochere at the Majestic Properties, upgrading the Fitzgeralds Tunica hotel and preparing for the Fitzgeralds Black Hawk expansion. In 2005, the Company spent $11.8 million for the purchase of new slot machines, the integration of slot machines with TITO at all of our properties, various remodeling projects, principally at Majestic Star, and a new slot player tracking and marketing system and costs associated with burying a storm sewer pipe below grade, both at Fitzgeralds Black Hawk.

Fitzgeralds Black Hawk is expanding its facility by rebuilding the Masonic Building and Rohling Inn properties, as a part of a major casino expansion. Management expects the casino expansion to cost approximately $30.9 million, including the re-construction of the Masonic Building and Rohling Inn and the purchase of associated gaming equipment and other furniture and fixtures. The rebuilt Masonic Building will be four stories with a gaming mezzanine, which should allow us to add up to 400 slot machines and a food outlet. The Rohling Inn will be used for administration and contain space for hosting player events. The construction on the Rohling Inn is anticipated to be completed in the third quarter of 2008 and the Masonic Building by June 2008. A portion of the costs to re-build the Rohling Inn will be covered by insurance. At this time, the insurance company has yet to determine how much of the reconstruction is covered under the Company’s policy, but has paid the Company $1.4 million against the claim. The Company is allowed, pursuant to the terms of the Senior Secured Credit Facility, to spend $25.0 million on the Fitzgeralds Black Hawk expansion. Any amounts spent in excess of $25.0 million would come out of the allowable annual capital expenditures, as specified in the Senior Secured Credit Facility, at $25.0 million in 2007 and $30.0 million in 2008. The Fitzgeralds Black Hawk expansion will be funded by cash flow from operations and advances from the Senior Secured Credit Facility.

The Company continues to evaluate plans to construct condominiums, a hotel and other improvements that would support our casino operations at Buffington Harbor. The Company is precluded, by the Senior Secured Credit Facility, from making capital expenditures in excess of $25.0 million in 2007 and $30.0 million in each year thereafter (excluding up to $25.0 million to expand Fitzgeralds Black Hawk) until the Senior Secured Credit Facility matures. As a result of the Company’s capital expenditure limitation, current level of indebtedness and operating cash flows, the Company may need to seek partners to provide financing for these projects, receive a contribution from its member and seek to amend the capital expenditure covenant contained within the Senior Secured Credit Facility. In addition, the Company acquired on December 31, 2005, 2.45 acres of land at its Fitzgeralds Black Hawk property. This land is available for development; however, obtaining capital to commence development is limited as previously explained.

The Company is also exploring the opportunity to replace its two existing gaming vessels in Gary, Indiana with a single-level gaming vessel. Management believes, with the new and improved casinos planned to open in its Indiana market, such a vessel will be necessary to remain competitive. The two existing gaming vessels are multi-level, which makes it more difficult for guests to move about the casinos and less efficient for the Company in operating these casinos, as opposed to a single-level casino. While no specific cost has been established on developing a single-level gaming vessel, whatever financing that would be necessary would be outside of the allowable covenants contained within the Company’s Senior Secured Credit Facility and the indentures governing the Senior Secured Notes and Senior Notes. Thus, to build the single-level gaming vessel would require a significant equity infusion from our member or a partner, or a broader recapitalization of the Company.

The Company is also pursuing opportunities to move one of its two Gary, Indiana licenses to another location within Indiana. If the Company was able to relocate a license, and contingent on the location and other requirements placed on the ability to move a license, such relocated license and casino development could generate increased cash flows for the Company. However, legislative action is required to move a license as Indiana law dictates two licenses for Gary. There is no guarantee that legislation will be passed allowing a license to be moved or if legislation is passed, that it will contain provisions that are acceptable to the Company.

The Company made distributions to BDI of $0.9 million in 2006 for 2005 state income tax liabilities and 2006 estimated state tax liabilities. In 2005, the Company made distributions to BDI of $2.3 million (of which $0.7 million was reimbursed in 2005 upon final determination of BDI’s tax liability) for 2004 state income tax liabilities and 2005 estimated state tax liabilities. The Company anticipates that it will make future distributions to fund its member’s tax liabilities. Future distributions by the Company to its member could be a significant use of the Company’s cash.

The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million, plus penalties and interest (as more fully described in Item 3. Legal Proceedings) could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to its member for tax purposes.

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

Credit Facility Amendments

On April 13, 2006, the Company entered into Amendment Number Five to the Loan and Security Agreement, as amended (“Amendment Five”). Amendment Five modified the interest coverage ratio financial covenant for the 12-month period ended March 31, 2006. The interest coverage ratio was amended to 1.8:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes. The interest expense on Majestic Holdco’s Discount Notes is being pushed down to the Company pursuant to SEC Staff Accounting Bulletin 73, Topic 5(J). Majestic Holdco’s Discount Notes are not guaranteed by the Company or any of its direct or indirect subsidiaries and none of the Company’s or its direct or indirect subsidiaries equity or assets secure the Discount Notes of Majestic Holdco.

On July 31, 2006, the Company entered into Amendment Number Six (“Amendment Six”) to the Senior Secured Credit Facility. Amendment Six modified the last 12-month minimum EBITDA covenant and the last 12-month interest coverage ratio covenant for the applicable calendar quarterly periods. The amended covenants required the Company to have a minimum EBITDA of $65.0 million for the 12 months ended June 30, 2006, which periodically increased in $5.0 million increments to a maximum of $90.0 million for the 12 months ending March 31, 2010 and periods thereafter. The interest coverage ratio was reduced to 1.50:1.0 for the 12 months ended June 30, 2006, continuing through December 31, 2007. The ratio increased to 1.60:1.0 in 2008, 1.70:1.0 in 2009 and to 1.80:1.0 in 2010 and each period thereafter. In addition, the capital expenditure limitations were increased to $25.0 million for each of the fiscal years 2006 and 2007 and to $30.0 million for each of the fiscal years 2008, 2009 and 2010.

On March 15, 2007, the Company entered into Amendment Number Seven (“Amendment Seven”) to the Senior Secured Credit Facility. Amendment Seven modifies the Company’s minimum EBITDA requirement for the twelve-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, to $65.0 million, respectively, modifies the minimum EBITDA requirement for the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008, to $70.0 million, respectively, and modifies the minimum EBITDA requirement to $72.0 million and $74.0 million for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively. Amendment Seven also modifies the Company’s interest coverage ratio requirement for the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, respectively, and modifies the interest coverage ratio requirement to 1.25:1.0 for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively.

The Company was in compliance with the financial covenants contained in the Senior Secured Credit Facility at December 31, 2006.

NEW ACCOUNTING PRINCIPLES

The Company has adopted or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In September 2006, the FASB issued FASB No. 157 “Fair Value Measurements,” (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating what impact, if any, FASB 157 will have on future reporting.

•
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company has determined that SAB No. 108 will not have a significant impact on its consolidated financial statements when it is adopted on January 1, 2007.

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

Revenue Recognition— Casino revenue is the net win from gaming activities, which is the difference between the amount wagered by our gaming patrons and the amount paid out to our patrons as a result of those wagers. Hotel, food and beverage and other revenue are recognized at the time the related service is performed. We deduct from our gross revenues the retail value of hotel rooms, food, beverage and merchandise provided to our casino customers on a complimentary basis. We also deduct from our gross revenues the value of certain cash-based promotional activities, including cash earned by customers as part of our slot club programs and cash coupons redeemed by our casino customers.

Downloadable Promotional Credits — At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem the credits for cash, any jackpots won by the customer are a direct reduction of slot revenue.

Goodwill and Other Intangible Assets— We have approximately $47.4 million of goodwill and $125.4 million of other intangibles assets recorded on our balance sheet at December 31, 2006, related to the acquisitions of Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” in January 2002, which require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory, market status and operational performance of our acquired business. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment— At December 31, 2006, we have approximately $275.7 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

CONTRACTUAL COMMITMENTS

The following table summarizes our obligations and commitments at December 31, 2006 to make future payments under certain contracts, including long-term debt obligations, which include our Senior Secured Credit Facility.

	Payments Due By Year Ended (4)
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(amounts in thousands)
Long-Term Debt	$-	$-	$-	$300,000	$200,000	$-	$500,000
Credit Facility	-	-	-	45,737	-	-	45,737
Capital leases	165	64	3	-	-	-	232
Development agreement (1)	6,000	6,000	6,000	6,000	6,000	-	30,000
Operating Leases (2)	528	205	95	69	16	-	913
Interest on
Long-Term Debt	48,005	48,001	48,000	42,063	813	-	186,882
Credit Facility (3)	3,858	3,858	3,858	1,110	-	-	12,684
Total	$58,556	$58,128	$57,956	$394,979	$206,829	$-	$776,448

(1)
On December 21, 2005, Majestic Star and Trump Indiana entered into an amended development agreement (“Amended Majestic Development Agreement”) with the City of Gary (“City”), which, among other things, requires the Company to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the Company has made in excess of $50.0 million of investments towards this commitment), and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million. However, if, within three years of the date of the Amended Majestic Development Agreement, the City has not satisfied its obligations with respect to environmental remediation, the completion of the access road and freeway interchange, and certain subdivision obligations, the Company’s minimum investment commitment terminates. The Company is obligated to complete such minimum investment within 5 years after the date the City has completed the City’s obligations under the Amended Majestic Development Agreement. Because this is a continuing obligation for the Company, we cannot estimate an amount to include in the Thereafter and Total columns.

On or about August 31, 2006, the City called into question the validity of the Amended Majestic Development Agreement. The Company's position is that the Amended Majestic Development Agreement is valid and binding. The City has discussed with the Company its need to receive more economic incentive payments from the Majestic Properties. The Company is continuing its discussions with the City.

(2)
Years 2007 through 2011 include $15,936 each year relating to a perpetual lease. Because this is a continuing obligation for the Company, we cannot estimate an amount to include in the Thereafter and Total columns.

(3)	Variable rate of 8.436% calculated as a weighted average of rates on the Senior Secured Credit Facility indebtedness using LIBOR in effect plus 3.0% as of December 31, 2006.

(4)	Excludes any amounts related to the debt of Majestic Holdco. Such debt of our parent company has been pushed down to us. See Note 11 to our consolidated financial statements.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ended December 31:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value (1)
	(amounts in thousands)
Long-Term Debt
Fixed Rate (2) (3)	$165	$64	$3	$300,000	$263,500	$-	$563,733	$555,469
Average interest rate	9.88%	9.91%	9.93%	9.98%	12.25%	n/a	9.98%

Variable Rate (2)	$-	$-	$-	$45,737	$-	$-	$45,737	$45,737
Average interest rate	8.44%	8.44%	8.44%	8.44%	n/a	n/a	8.44%	8.44%

(1) The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts, the fair values are based on market quotes.

(2) Based on contractual interest rates for fixed-rate indebtedness or current LIBOR rates for variable rate indebtedness.

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

The Senior Secured Credit Facility has a maximum credit line of $80.0 million. Assuming we have borrowed against the maximum available under the Senior Secured Credit Facility, a one-half percentage point change in the underlying variable rate would result in a change in related interest expense of $0.4 million on an annual basis. Additionally, should we assume variable-rate debt in the future, we will be subject to market risk, which is the risk of loss from changes in market prices and interest rates.

At December 31, 2006, we had outstanding borrowings of $45.7 million under our Senior Secured Credit Facility.

We have $300.0 million principal amount of Senior Secured Notes outstanding and $200.0 million principal amount of Senior Notes outstanding. Interest expense on our fixed-rate debt instruments is not affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. In addition, Majestic Holdco, our parent, issued $63.5 million aggregate principal at maturity of 12 ½% Discount Notes due October 15, 2011. The Discount Notes were issued at a discount. The Discount Notes will accrete in value until October 15, 2008. On April 15, 2009, and semi-annually thereafter until maturity, the Discount Notes will cash pay interest. The Discount Notes are fixed-rate debt instruments and not affected by a change in the market rates of interest. Neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes.

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

There have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2006. Each director is elected at the annual member meeting and serves for a term expiring at the following annual member meeting or until their successor(s) are duly elected and qualified.

NAME	AGE	POSITION(S)
Don H. Barden	63	Chairman, President and Chief Executive Officer
Kirk Saylor	49	Director, Executive Vice President, and Chief Operating Officer
Jon S. Bennett	46	Vice President and Chief Financial Officer
Steven J. Lemberg	52	Director, Executive Vice President of Strategic Initiatives
Patrick R. Cruzen	59	Director
Andrew J. Warhola	81	Director
Michelle R. Sherman	41	Director
Cara Brown	44	Director

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

Kirk Saylor became the Chief Operating Officer of the Company and its subsidiaries effective as of May 15, 2006, with responsibility for all aspects of the Company’s operating activities. Mr. Saylor is also a member of the Company’s Gaming Compliance Committee. Prior to joining the Company, Mr. Saylor was the Chief Financial Officer of Olympia Gaming, the gaming arm of Olympia Land Corporation where he served since April 2005. Prior to that, and since November 1995, Mr. Saylor served as Senior Vice President and Chief Financial Officer of Horseshoe Gaming Holding Corp.

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

Steven J. Lemberg has been a Director of the Company since July 9, 2004. Mr. Lemberg also serves as Executive Vice President of Strategic Initiatives for the Company, a position he has held since January 3, 2005 and is a member of the Company’s Gaming Compliance Committee. Prior to employment with the Company, Mr. Lemberg was the Chief Executive Officer of Evigna Brand Insight, a national advertising specialty company. Mr. Lemberg held various positions with that company and its predecessor entities from January 1996 to December 2004, including Chief Operating Officer, Chief Financial Officer, and Executive Vice President of a division of HALO Industries, Inc., a NYSE-listed company.

Patrick R. Cruzen joined the Company’s board of directors on June 14, 2005. He is the Chairman of the board’s Audit Committee and a member of the Compensation Committee. Mr. Cruzen is the Chief Executive Officer and a principal of Cruzen & Associates, an executive search and consulting firm specializing in the gaming, gaming supply, hospitality and lottery industries which was formed in 1997. Mr. Cruzen also serves as a Director for Canterbury Park Holding Corp. and Cash Systems, Inc.

Andrew J. Warhola has been a Director of the Company since July 9, 2004. He is also a member of the board’s Audit Committee and Chairman of the board’s Compensation Committee. Mr. Warhola received a degree in economics and a law degree, both from the University of Michigan. Mr. Warhola went on to develop a law firm in Lorain, Ohio, which specialized in real estate, small business, banking and health care. Mr. Warhola has retired from the firm. During Mr. Warhola’s career he served as a board member and trustee to various organizations, was active in many community and civic groups and co-founded a radio station.

Michelle R. Sherman has been a Director of the Company since July 9, 2004 and is a member of the board’s Compensation Committee. Ms. Sherman also serves as Vice President, Chief Financial Officer and Treasurer of Barden Companies, Inc. (“Barden”). Ms. Sherman has been with Barden for over 13 years, serving Barden in various capacities including accounting, finance, administration, and business development. Ms. Sherman is an officer of many Barden Companies’ affiliate entities including BDI for which she serves as Vice President, Treasurer and Secretary.

Cara Brown has been a Director of the Company since November 2006. Ms. Brown joined the Company in December 2001 as its Vice President and General Counsel and served in that capacity until her resignation effective May 31, 2006. After her resignation, Ms. Brown and the Company entered into a consulting agreement with a six-month term commencing June 1, 2006 and ending November 30, 2006.

BOARD OF DIRECTORS MEETINGS

During 2006, the Board of Directors held a total of ten meetings of which all of the members, except Ms. Brown, who joined the Board of Directors in November 2006, had at least 75% attendance.

COMMITTEES

The Company has two committees comprised of outside board members - an Audit Committee and a Compensation Committee. The Company does not have a nominating committee at this time.

The Audit Committee operates under a written charter as approved by the Board of Directors. The Audit Committee is comprised of Mr. Cruzen and Mr. Warhola. Mr. Cruzen is the chairman of the Audit Committee and meets the requirements of a financial expert under the SEC rules. Both board members attended at least 75% of the nine Audit Committee meetings that were held during 2006.

The Compensation Committee operates under a written charter as approved by the Board of Directors. The Compensation Committee is comprised of Mr. Cruzen, Ms. Sherman, and Mr. Warhola. Mr. Warhola is the chairman of the Compensation Committee. Ms. Sherman and Mr. Warhola attended at least 75% of the two Compensation Committee meetings that were held during 2006.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Directors, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and any other person performing similar functions. The failure of any of these persons to comply with the Code of Ethics may result in disciplinary action, up to and including termination of employment. The Code of Ethics has been posted to our website at www.majesticstar.com and www.fitzgeralds.com.

AUDIT COMMITTEE REPORT

In conjunction with its activities during the Company’s year ended December 31, 2006, the Audit Committee has reviewed and discussed the Company’s audited financial statements with management of the Company. The members of the Audit Committee have also discussed with the Company’s independent auditors the matters required to be discussed by SAS 61 (Codifications of Statements on Auditing Standards, AU Section 380). The Audit Committee has received from the Company’s independent auditors the written disclosures and the letter required by Independent Standards Board Standard No. 1, and has discussed with the independent auditors their independence. Based on the foregoing review and discussions, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2006.

AUDIT COMMITTEE:	PATRICK R. CRUZEN
ANDREW J. WARHOLA

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not have publicly-traded equity securities. Stock, stock options, restricted stock and other forms of equity compensation have not been offered to any officer or director of the Company as part of compensation. The Company does not currently offer long-term or non-cash compensation. The Grants of Plan-Based Awards Table, the Outstanding Equity Awards at Fiscal Year-End Table, the Option Exercises and Stock Vested Table, Pension Benefits Table and the Nonqualified Deferred Compensation Table are not applicable. Mr. Don Barden, the Company’s Chairman and Chief Executive Officer (“CEO”), and the sole shareholder of BDI, along with the Compensation Committee of the Board of Directors, have absolute discretion in establishing and reviewing the compensation of the Company’s named executive officers (“NEOs”) that are identified in the summary compensation table.

Objectives of Compensation Program

The objectives of the Company’s compensation programs are to effectively attract and retain executives and key management and to align the employee’s goals with those of the Company through financial incentives in a fair and equitable manner based on the experience and responsibilities assigned to each executive.

What Our Compensation Program is Designed to Reward

Because Mr. Barden, as the Company’s CEO, Chairman of the Board and sole shareholder of  BDI, receives much of his compensation through enhancing the value of the Company and through distributions to BDI for its manager services, Mr. Barden receives only a base salary of $600,000 per year, along with an auto allowance and payment of group-term life insurance. As CEO and Chairman of the Company, Mr. Barden creates the long-term vision for the Company and continues to successfully implement strategies that contribute to the growth of the Company. The compensation for our other officers and directors is established by Mr. Barden based upon the talents and experience of these individuals, short- and long-term strategies for the Company, the contribution of each officer and director toward achieving overall Company objectives, all at Mr. Barden’s absolute discretion. In February 2007, the Board of Directors approved a Management Incentive Plan (“MIP”) that will reward the Company’s officers, excluding Mr. Barden, based on the overall financial performance of the Company and the attainment of individual goals for each officer. The level of incentive pay for each officer is described in the MIP as filed by the Company on Form 8-K on February 7, 2007. Incentive pay, if any, under the MIP will be paid at the end of calendar year 2007 or in the first quarter of 2008. The MIP’s objective is to provide specific financial and individual goals that are pre-defined, achievable with effort and measurable (see “Bonus” discussion below).

Elements of the Company’s Compensation Plan and Why We Chose Each

Base salary, bonuses and other fringe benefits are the primary elements of the Company’s executive compensation program. The base salary for Mr. Barden is established by the Compensation Committee, based upon what is believed to be fair and reasonable and knowing that Mr. Barden receives compensation through the enhanced value of the Company. Mr. Barden establishes the compensation for the other officers and directors as described under “What Our Compensation Program is Designed to Reward.” Ranges for compensation of the executive officers, including the CEO, and key management are generally set at levels that are believed to be competitive with other gaming companies. For the purpose of comparing the compensation programs of other gaming companies, various relevant factors, including size and structure, the composition of the company’s properties, the market in which they operate, the structure of their compensation programs and the availability of public compensation are reviewed.

Base Salary

The salary for the CEO was reviewed by the Compensation Committee in 2004 and set at $600,000 beginning in January 2005. This amount was determined based on an informal review of compensation packages for CEOs of other mid-level gaming companies at that time. Mr. Barden requested that the Compensation Committee not increase his salary for 2006 or 2007.

The Compensation Committee has served only in an advisory role to Mr. Barden during his negotiations with the Company’s officers. The salaries for the Company’s officers are stated in their respective employment contracts and are based on what was considered a fair and competitive wage in the gaming industry for the position and responsibilities assumed by each officer.

Bonus

Mr. Barden does not participate in the bonus plan. For 2006, the Company’s other officers are eligible to participate in the Company’s bonus plan as determined by Mr. Barden at his sole discretion. The program is primarily based on achievement of the Company’s EBITDA goals and each officer’s performance. Pursuant to the employment contracts with the Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), target bonuses of 50% and 30% of base salary, respectively, were established. The Executive Vice President of Strategic Initiatives does not have a specified target in his contract.

For 2006, the bonuses for the COO and CFO were $50,000. For the Executive Vice President of Strategic Initiatives, the 2006 bonus was $45,000. These amounts were determined by Mr. Barden based on the performance of the Company and the contribution of each individual to the Company’s overall financial goals.

With the adoption of the MIP, the 2007 officer bonuses will be determined based on a target rate as a percentage of salary. That target will be broken into two components - financial objectives, measured as a percentage of actual combined properties’ EBITDA, to budgeted combined properties’ EBITDA, and individual goals in order to give incentive to the officers to meet both Company and personal objectives. If the combined properties’ actual EBITDA does not reach 85% of budgeted EBITDA, the officers are not eligible for any portion of the bonus based on financial performance but could receive a bonus for reaching individual goals. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Target rates by position are as follows:

•
COO bonus will be a target of 50% of base salary actually earned during the year with 70% being dependent on the combined properties reaching their financial goals and 30% based on meeting individual goals.

•
CFO bonus will be a target of 30% of base salary actually earned during the year with 60% being dependent on the combined properties reaching their financial goals and 40% based on meeting individual goals.

•
Executive Vice President of Strategic Initiatives bonus will be a target of 30% of base salary actually earned during the year with 50% being dependent on the combined properties reaching their financial goals and 50% being based on meeting individual goals.

Other fringe benefits

Each of the Company’s officers is entitled to participate in all of the Company’s executive benefit plans as are generally made available from time to time to senior executives, subject to the terms and conditions of the plans, and subject to the Company’s right to amend, terminate or take other similar actions with respect to such plans. These fringe benefits include participation in the Company’s 401(k), group-term life insurance, auto allowance, group health and executive medical expense reimbursement plans.

Change of control clauses

Each of the Company’s officers with the exception of the Chief Executive Officer has a change of control clause in his employment agreement. Upon a change in control, Mr. Saylor, the Company’s COO, is entitled to receive his remaining unpaid base salary under his employment agreement, which shall not be greater than 12 months, but in no event less than six months, plus a pro-rated earned but unpaid bonus, other fringe benefits, earned and unused vacation pay and company-paid COBRA coverage for six months. Both Mr. Bennett, the Company’s CFO, and Mr. Lemberg, the Company’s Executive Vice President of Strategic Initiatives, have a similar clause in their contracts with the unpaid base salary being the maximum of six months or the remainder of their employment agreements.

How the Company Determines Each Element of Compensation

The Company has followed a traditional compensation structure for its type of organization. The Company is a limited liability company with no stock. Mr. Barden, the sole shareholder of BDI, has elected to retain 100% ownership of the Company. As such, Mr. Barden and the Compensation Committee have looked at other methods of compensating its officers. These other methods include base salary, bonus and other fringe benefits, as previously discussed. Other than Mr. Barden’s base salary, which is set by the Compensation Committee, all other officer compensation is set by Mr. Barden at his discretion. Mr. Barden negotiates officer compensation packages based on the talents and experience of these individuals, and the short- and long-term strategies for the Company. For the year 2006, bonuses were determined based upon each officer’s contribution to the financial performance and overall goals of the Company, but each bonus payment is determined by Mr. Barden at his discretion.

How Each Element of Compensation Fits with the Company’s Overall Compensation Objectives

The Company has decided on base salary, bonus and fringe benefits as the forms of compensation that will allow it to meet the objective of attracting and retaining key executives within the current ownership structure of the Company. These forms of compensation are based on what the Company considers to be the acceptable forms and levels of compensation to be competitive with other gaming companies of similar size and structure, and the Company’s goals and strategies. Mr. Barden has determined that base salary be fair and competitive, but that it also reflects an officer’s talents and experience. Base salary is often finalized through negotiation with the officer and ultimately is Mr. Barden’s sole decision. Bonus payouts for the year 2006 were based upon Mr. Barden’s evaluation of the Company’s financial performance and the relative contribution of each officer to such financial performance and other Company goals and objectives. Typically, the level of base salaries has little impact on the size of bonus awards and such bonus awards can vary significantly given the financial performance of the Company. Other fringe benefits are fairly nominal when compared to base salary and bonuses, and generally follow the fringe benefits offered to all the Company’s employees, including 401(k) plan match, group term life insurance, and group medical coverage. Our officers, excluding Mr. Barden, also receive reimbursement up to $5,000 for certain unpaid medical expenses under an executive medical reimbursement plan. The COO and CFO also receive a $500 monthly car allowance.

Summary Compensation Table

The following table sets forth all compensation earned for services performed for The Majestic Star Casino, LLC and its subsidiaries during the years shown below by our Chief Executive Officer and our other current executive officers during 2006. All compensation is paid by The Majestic Star Casino, LLC.

				All Other
Name and		Salary	Bonus	Compen-	Total
Principal Position	Year	($)	($)	sation ($)	($)

Don H. Barden (1)	2006	$600,228	-	$57,069	$657,297
Chairman,
President, and
Chief Executive Officer

Kirk C. Saylor (2)	2006	$246,178	$50,000	$6,375	$302,553
Executive Vice President
and Chief Operating
Officer

Jon S. Bennett (3)	2006	$287,307	$50,000	$22,215	$359,522
Vice President and
Chief Financial Officer

Steven Lemberg (4)	2006	$300,047	$45,000	$10,281	$355,328
Executive Vice President
Of Strategic Initiatives

(1) The amount shown in "All Other Compensation" represents an auto allowance of $41,625 and group term life insurance of $15,444.

(2) The amount shown in “All Other Compensation” includes an auto allowance of $3,959, reimbursement for un-reimbursed medical plan expenditures of $788 and group term life insurance of $1,628. The bonus reflected is for the year earned, not paid.

(3) The amount shown in “All Other Compensation” includes a 401(k) match of $4,500 for which Mr. Bennett is fully vested, an auto allowance of $3,322, reimbursement for un-reimbursed medical plan expenditures of $1,254, a vacation trip valued at $11,159 and group term life insurance of $1,980. The bonus reflected is for the year earned, not paid.

(4) The amount shown in “All Other Compensation” reflects a 401(k) match of $4,500 for which Mr. Lemberg is 10% vested, reimbursement for un-reimbursed medical plan expenditures of $2,607 and group term life insurance of $3,174. The bonus reflected is for the year earned, not paid.

EMPLOYMENT AGREEMENTS

Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $600,000 as an employee, pursuant to a letter agreement with the Company dated January 1, 2005. The Company provides Mr. Barden with an auto allowance. Mr. Barden is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

Mr. Saylor serves as our Executive Vice President and Chief Operating Officer, pursuant to an employment agreement with the Company dated April 6, 2006 and effective as of May 15, 2006. Unless sooner terminated as provided therein, the agreement continues in effect for two years. Thereafter, the term automatically extends for successive one year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $400,000 during the first year and $500,000 during the second year and participation in the Company’s discretionary bonus program (2006) and MIP (2007). Mr. Saylor is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan. Mr. Saylor also participates in an executive medical reimbursement plan with a maximum annual payout of $5,000 and receives a $500 per month car allowance. In the event that the employment agreement is terminated prior to its maturity, under certain circumstances, Mr. Saylor is entitled to severance payments for a maximum of 12 months or the remaining term of the agreement (but no less than six months), bonus compensation for the employment term and COBRA benefits for a period of six months, as well as any earned and unused vacation.

Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to an employment agreement with the Company dated August 14, 2006. Unless sooner terminated as provided therein, the agreement continues in effect for two years. The agreement provides for a base compensation of $300,000 effective July 3, 2006, subject to annual reviews. Mr. Bennett also participates in the Company’s discretionary bonus program (2006) and MIP (2007). In addition to such compensation, Mr. Bennett is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan. Mr. Bennett also participates in an executive medical reimbursement plan with a maximum annual payout of $5,000 and receives a $500 per month car allowance. In the event that the employment agreement is terminated prior to its maturity, under certain circumstances, Mr. Bennett is entitled to severance payments for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months, as well as any earned and unused vacation.

Mr. Lemberg serves as a board member and, effective January 3, 2005, joined the Company as Executive Vice President of Strategic Initiatives pursuant to an employment agreement dated December 17, 2004. The agreement provided for a two year term which automatically extends for successive one year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $300,000 and participation in the Company’s discretionary bonus program (2006) and MIP (2007). Mr. Lemberg is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan. Mr. Lemberg also participates in an executive medical reimbursement plan with a maximum annual payout of $5,000. In the event that the employment agreement is terminated prior to its maturity, under certain circumstances, Mr. Lemberg is entitled to severance payments for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months.

COMPENSATION OF DIRECTORS

	Fees Earned
	or Paid	All other
	in Cash	Compensation	Total
Name	($)	($)	($)

Patrick R. Cruzen	$60,506	$-	$60,506
Andrew J. Warhola	$53,000	$-	$53,000
Michelle R. Sherman (1)	$-	$-	$-
Cara L. Brown (2)	$3,500	$162,141	$165,641

(1) Ms. Sherman serves on the Board of Directors and receives no compensation. However, Ms. Sherman is reimbursed for her expenses, such as travel and meals.

(2) Ms. Brown was an employee of the company until May 31, 2006. She continued a relationship with the Company under a six-month consulting agreement. When that agreement expired, she was appointed to the Board of Directors by a unanimous vote of the current board members and the Company’s sole member. Ms. Brown’s wages during her employment were $98,786 and she received group term life insurance of $355. Under Ms. Brown’s consulting agreement she received total payments of $63,000.

Directors who are not employees of the Company earn a monthly fee of $3,500, plus $1,000 for each board meeting they attend. Directors are reimbursed for expenses reasonably incurred in connection with their service on the board. The chairman of the audit committee earns a monthly fee of $3,917, plus $1,000 for each board meeting attended.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on that discussion and review has recommended to the Board of Directors that the Compensation Discussion and Analysis be included as part of this annual report of Form 10-K for the year ended December 31, 2006.

COMPENSATION COMMITTEE:	ANDREW J. WARHOLA
MICHELLE R. SHERMAN
PATRICK R. CRUZEN

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, the Compensation Committee consisted of Andrew J. Warhola (Chairman), Patrick Cruzen and Michelle R. Sherman. Mr. Warhola and Mr. Cruzen are independent directors and not employees of the Company or its subsidiaries. Ms. Sherman is an officer of BDI, the ultimate parent of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, we are indirectly wholly owned by Don H. Barden, our Chairman, President and Chief Executive Officer. Mr. Barden is the sole shareholder of BDI, which, in turn, owns 100% of the membership interest of Majestic Holdco, LLC, the direct parent of The Majestic Star Casino, LLC. The Majestic Star Casino, LLC, in turn, directly or indirectly owns 100% of the equity interest of the following entities: The Majestic Star Casino Capital Corp., The Majestic Star Casino II, Inc., Majestic Star Casino Capital Corp. II, Barden Mississippi Gaming LLC, and Barden Colorado Gaming LLC. The address for Mr. Barden and Barden Development, Inc. is 163 Madison Avenue, Suite 2000, Detroit, MI 48226.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2006 and 2005 include the $63.5 million of Discount Notes, net of discount of $12.4 million and $18.2 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, including Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

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

During the year ended December 31, 2006, the Company made distributions of $3.6 million to BDI pursuant to the Manager Agreement. The $3.6 million of distributions paid to BDI in 2006 pertain to the net revenues and consolidated cash flows of the Company during the three-month periods ended December 31, 2005 and March 31, 2006. Though allowable, BDI chose to defer its distribution for the second and third quarters of 2006. The net revenue component of the distribution for the fourth quarter of 2006 was also deferred. The consolidated cash flow component of the distribution for the fourth quarter 2006 was allowable at the Company level, but was not permissible at Majestic Holdco, since the required 1.5:1.0 interest coverage ratio was not achieved. Due to the inability to achieve a 1.5:1.0 interest coverage ratio, the distribution cannot be made to BDI. If allowable distributions were made for all three quarters, then the Company would be required to pay $4.5 million. During the years ended December 31, 2005 and 2004, the Company made distributions totaling $5.2 million and $5.3 million, respectively, to BDI pursuant to the Manager Agreement.

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2006, the Company made a tax distribution of $0.9 million to BDI for 2005 state tax liabilities and estimated 2006 taxes. In the second quarter of 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities in October 2005.

BHPA Rent Expense. During the period from January 1, 2005 to December 20, 2005 and the year ended December 31, 2004, we incurred rent expense payable to BHPA totaling $2.0 million, and $2.2 million, respectively. As a result of our acquisition of Trump Indiana and the contribution of AMB Parking’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company and the parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. For each of the years ended December 31, 2006, 2005 and 2004, the Company charged Barden Nevada $1.4 million, $1.4 million and $1.1 million, respectively, pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of December 31, 2006, the principal balance of the promissory note was $0.

REVIEW OF RELATED-PARTY TRANSACTIONS

Since the formation of a formal Board of Directors, the Company has not had any material transactions with related persons other than Don H. Barden, its sole indirect beneficial owner, or entities controlled directly or indirectly by Mr. Barden. Accordingly, the Company does not have a formal written policy directly related to the review, approval or ratification of related party transactions required to be reported pursuant to Item 404 of Regulation S-K. The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors, which includes a conflict of interest provision that requires disclosure of all actual or apparent conflicts of interest. In addition, on an annual basis, officers and directors are required to complete questionnaires disclosing any related-party transactions with the Company by the individual or by any immediate family member. The Company's legal and financial staff reviews all such disclosures to determine whether any transaction is required to be disclosed under the SEC's rules. In additional, on an informal case-by-case basis, the Board of Directors may approve or ratify a disclosable related-party transaction based on the facts and circumstances of such transaction, including the nature of the related person's interest in the transaction, the terms of the transaction, the importance of the transaction to the Company, whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company, and such other matters that the Board of Directors may deem appropriate.

DIRECTOR INDEPENDENCE

To determine the independence of outside board members, the Company uses the NASDAQ definition of independence as defined in Rule 4200(a)(15) which specifies, among other requirements, that a director not have been employed by the Company or by any parent or subsidiary of the Company at any time during the past three years.

As of December 31, 2006, the Company has four outside directors, Mr. Cruzen, Mr. Warhola, Ms. Sherman and Ms. Brown. Mr. Cruzen and Mr. Warhola are considered to be independent directors. Ms. Sherman, as an employee of BDI, is not considered independent. Ms. Brown, because of her employment by the Company prior to becoming a board member, is not considered independent at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) acted as our independent registered public accounting firm through October 20, 2005 and during 2004. On November 23, 2005, the Audit Committee appointed Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm. Fees paid to PwC for 2006 and 2005 and to E&Y for 2006 and 2005 are included below.

AUDIT FEES

The aggregate fees billed by PwC for professional services rendered for audit services in fiscal years 2006 and 2005 were $98,997 and $854,528, respectively. Services performed included:

•	Audit of the Company’s 2004 annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

•	Reviews of the Company’s quarterly financial statements through the quarter ended September 30, 2005.

•	Services related to the Company’s 2005 debt offerings.

•	Statutory and regulatory audits, consents and other services related to SEC matters.

The aggregate fees billed by E&Y for professional services rendered for audit services in fiscal years 2006 and 2005 were $956,763 and $818,832, respectively. Services performed included:

•	Audit of the Company’s annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

 AUDIT-RELATED FEES

The aggregate fees billed by PwC for professional services rendered for audit-related services in fiscal years 2006 and 2005 were $71,122, and $168,821, respectively. Services performed included:

•	Due diligence services related to the Trump Indiana Acquisition.

The aggregate fees billed by E&Y for professional services rendered for audit-related services in fiscal years 2006 and 2005 were $127,177 and $0, respectively. Services performed included:

•	Services related to 401(k) audit.

•	Services related to the Company's 2006 registration statement.

TAX FEES

The aggregate fees billed by PwC for professional services rendered for tax-related services in fiscal year 2005 were $51,274. These fees were associated with federal and state tax compliance, tax advice, tax planning and tax return preparation. Fees billed by E&Y for tax-related services in the fiscal years 2006 were $27,100.

ALL OTHER FEES

Neither PwC nor E&Y billed for services rendered for engagements other than audit fees, audit-related fees and tax fees during 2006 and 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

THE MAJESTIC STAR CASINO, LLC
By:	/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer

THE MAJESTIC STAR CASINO CAPITAL CORP.
By:	/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer

MAJESTIC STAR CASINO CAPITAL CORP. II
By:	/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 2, 2007 on behalf of the Registrant and in the capacities indicated.

THE MAJESTIC STAR CASINO, LLC

By:	/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Kirk Saylor
Kirk Saylor
Director, Executive Vice President, and Chief Operating Officer
By:	/s/ Steven J. Lemberg
Steven J. Lemberg
Director, Executive Vice President of Strategic Initiatives
By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Director
By:	/s/ Patrick R. Cruzen
Patrick Cruzen
Director
By:	/s/ Andrew J. Warhola
Andrew J. Warhola
Director
By:	/s/ Cara L. Brown
Cara L. Brown
Director

S-1

THE MAJESTIC STAR CASINO CAPITAL CORP.

By:	/s/ Don H. Barden
Don H. Barden
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MAJESTIC STAR CASINO CAPITAL CORP. II

By:	/s/ Don H. Barden
Don H. Barden
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-2

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

3.3	Articles of Incorporation of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.4 to the Company’s Registration Statement, No. 333-85089)
3.4	Bylaws of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.5 to the Company’s Registration Statement, No. 333-85089)

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.5	Articles of Incorporation of Majestic Star Casino Capital Corp. II (filed as Exhibit 3.6 to the Company’s Registration Statement, No. 333-134325)
3.6	Bylaws of Majestic Star Casino Capital Corp. II (filed as Exhibit 3.7 to the Company’s Registration Statement, No. 333-134325)
3.7	Amendment to Bylaws of Majestic Star Casino Capital Corp. II (filed as Exhibit 3.8 to the Company’s Registration Statement, No. 333-134325)
3.8	Bylaws of The Majestic Star Casino II, Inc. (filed as Exhibit 3.16 to the Company’s Registration Statement, No. 333-134325)
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
4.3
Supplemental Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee for the purpose of making changes to the Indenture required for the issuance of additional notes (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2005)

4.4
Supplemental Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee for the purpose of adding new subsidiary guarantors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 28, 2005)

4.5
Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. II, the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company N.A., as trustee regarding the Senior Notes (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 28, 2005)

4.6
First Amendment to Intercreditor and Lien Subordination Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, the Bank of New York Trust company N.A., Inc. and Wells Fargo Foothill, Inc., filed herewith

10.1
Loan and Security Agreement, dated as of October 7, 2003, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Registration Statement, No. 333-110993)

10.1.1
Amendment Number One to Loan and Security Agreement, dated as of May 4, 2004, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1.2
Amendment Number Two to Loan and Security Agreement, dated as of March 1, 2005, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2005)

10.1.3
Amendment Number Three to Loan and Security Agreement, dated as of June 15, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2005)

10.1.4
Amendment Number Four to Loan and Security Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 28, 2005)

10.1.5
Amendment Number Five to Loan and Security Agreement, dated as of April 13, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories at Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2006)

10.1.6
Amendment Number Six to Loan and Security Agreement, dated as of July 31, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories at Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2006)

10.2.1*
Amendment to Letter Agreement, dated as of January 1, 2005, between Don H. Barden and The Majestic Star Casino, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3*	Employment Agreement, dated August 14, 2006, between Jon Scott Bennett and The Majestic Star Casino, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2006)
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

10.7.1	Second Amendment to The First Amended and Restated Operating Agreement of Buffington Harbor Riverboats, LLC (filed as Exhibit 10.12 to the Company’s Registration Statement, No. 333-110993)

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.8	Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-06489)
10.9	Amendment Number One to Development Agreement, dated October 19, 2005, by and among the Company, Trump Indiana, Inc. and the City of Gary, Indiana, filed herewith
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

10.14*	Employment Agreement, dated April 6, 2006, between Kirk Saylor and The Majestic Star Casino, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2006)
21	List of Subsidiaries of The Majestic Star Casino, LLC, filed herewith
31.1	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Majestic Star Casino, LLC and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s deficit and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Majestic Star Casino, LLC and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                /s/ Ernst & Young LLP
Las Vegas, Nevada
March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC
and Subsidiaries

In our opinion, the consolidated statement of operations, changes in member's deficit, and cash flows present fairly, in all material respects, the results of operations and cash flows of The Majestic Star Casino, LLC and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2004 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 17, 2005, except for the third paragraph of
Note 2, as to which the date is
April 14, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,532	$32,368
Restricted cash	3,327	3,190
Accounts receivable, less allowance for doubtful accounts of $871 and
$669 as of December 31, 2006 and December 31, 2005, respectively	7,582	4,600
Inventories	888	788
Prepaid expenses and deposits	2,306	2,433
Receivable from affiliate	456	169
Other current assets	-	138
Total current assets	40,091	43,686

Property, equipment and improvements, net	275,736	278,133
Intangible assets, net	125,396	128,855
Goodwill	47,431	47,251
Deferred financing costs, net of accumulated amortization
of $5,762 and $2,529 as of December 31, 2006 and
December 31, 2005, respectively	13,083	15,264
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $523 and $20 as of
December 31, 2006 and December 31, 2005, respectively	2,436	2,804
Other assets	2,187	1,966
Total assets	$506,360	$517,959

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$4,492	$3,560
Note payable	-	985
Current portion of long-term debt	165	174
Accrued liabilities:
Payroll and related	9,117	9,266
Interest	10,751	7,217
Property and franchise taxes	8,943	8,415
Other accrued liabilities	15,555	16,457
Total current liabilities	49,023	46,074

Long-term debt, net of current maturities	545,804	547,403
Long-term debt pushed down from Majestic Holdco, net of discount of $12,376
and $18,204 as of December 31, 2006 and December 31, 2005, respectively	51,124	45,296

Total liabilities	645,951	638,773

Commitments and contingencies (Note 14)

Member's deficit	(139,591)	(120,814)

Total liabilities and member's deficit	$506,360	$517,959

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	For The Year Ended
	December 31,
	2006	2005	2004
OPERATING REVENUES:
Casino	$375,114	$280,919	$274,769
Rooms	10,891	7,726	7,673
Food and beverage	16,347	14,030	13,462
Other	6,942	4,966	4,579
Gross revenues	409,294	307,641	300,483
Less: promotional allowances	54,464	45,669	39,972
Net operating revenues	354,830	261,972	260,511

OPERATING COSTS AND EXPENSES:
Casino	87,709	67,911	69,793
Rooms	3,329	1,763	1,784
Food and beverage	8,437	5,865	6,124
Other	1,734	1,041	1,656
Gaming taxes	87,097	61,053	59,180
Advertising and promotion	19,239	15,230	16,270
General and administrative	56,970	42,931	43,640
Corporate expense	6,306	7,717	3,399
Economic incentive tax - City of Gary	6,759	4,709	4,494
Depreciation and amortization	31,723	22,612	17,986
Loss on investment in Buffington Harbor
Riverboats, LLC	-	2,355	2,466
(Gain) loss on disposal of assets	(133)	53	(31)
Total operating costs and expenses	309,170	233,240	226,761

Operating income	45,660	28,732	33,750

OTHER INCOME (EXPENSE):
Interest income	448	332	112
Interest expense	(53,969)	(30,363)	(28,642)
Interest expense - debt pushed down
from Majestic Holdco	(6,331)	(188)	-
Loss on early extinguishment of debt	-	(3,688)	-
Other non-operating expense	(115)	(127)	(201)
Total other expense	(59,967)	(34,034)	(28,731)

Net (loss) income	$(14,307)	$(5,302)	$5,019

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
For the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands)

Member's Deficit

Balance, December 31, 2003	$(102,167)
Net income	5,019
Distribution to Barden Development, Inc.	(5,251)
Balance, December 31, 2004	$(102,399)
Net loss	(5,302)
Contribution of Deficit in BHPA from Affiliate	(6,351)
Distribution to Barden Development, Inc.	(6,762)
Balance, December 31, 2005	$(120,814)
Net loss	(14,307)
Distribution to Barden Development, Inc.	(4,470)
Balance, December 31, 2006	$(139,591)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For The Year Ended
	December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,307)	$(5,302)	$5,019
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	28,264	19,514	15,502
Amortization	3,459	3,098	2,484
Amortization of deferred financing costs	3,252	-	-
Amortization of bond discount on 12 1/2% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	6,331	188	-
Loss on investment in Buffington Harbor Riverboats, LLC	-	2,355	2,466
(Gain) loss on disposal of assets	(133)	53	(31)
Loss on early extinguishment of debt	-	3,688	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,983)	168	85
Related party receivable from affiliate	(286)	546	(372)
Inventories	(100)	140	18
Prepaid expenses and deposits	127	398	(174)
Other assets	815	197	209
Accounts payable	331	699	(5,263)
Accrued payroll and other expenses	(150)	698	115
Accrued interest	3,534	1,536	(500)
Other accrued liabilities	(440)	(137)	2,602
Net cash provided by operating activities	27,714	27,839	22,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(137)	390	(1,140)
Acquisition of Trump Indiana, Inc., net of cash acquired	(180)	(231,994)	-
Payment of gaming license transfer fee to State of Indiana	-	(2,000)	-
Payoff of City of Gary development agreement	-	(3,507)	-
Acquisition of property and equipment	(25,409)	(11,783)	(36,012)
Decrease in prepaid leases and deposits	-	-	13
Increase in Lakefront Capital Improvement Fund	(897)	-	-
Investment in Buffington Harbor Riverboats, LLC	-	(174)	(164)
Proceeds from disposal of equipment	893	135	340
Other	-	210	-
Net cash used in investing activities	(25,730)	(248,723)	(36,963)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)

	For The Year Ended
	December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of costs related to early extinguishment of debt	-	(1,054)	-
Issuance costs for the 9 ½% senior secured notes	(245)	(1,806)	(230)
Issuance costs for the 9 ¾% senior notes	(1,195)	(9,026)	-
Costs for the $80.0 million secured credit facility	-	(110)	(58)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco	(206)	(2,824)	-
Redemption of the 11.653% notes	-	(16,290)	-
Proceeds from issuance of the 9 ½% senior secured notes	-	40,000	-
Proceeds from issuance of the 9 ¾% senior notes	-	200,000	-
Proceeds from issuance of the 12 ½% senior discount notes
pushed down from Majestic Holdco	-	45,129	-
Proceeds from line of credit	60,168	43,877	45,251
Repayment of line of credit	(61,644)	(37,630)	(30,245)
Repayment of long-term debt	(1,228)	(16,974)	-
Distributions to Barden Development, Inc.	(4,470)	(6,762)	(5,251)
Net cash (used in) provided by financing activities	(8,820)	236,530	9,467

Net (decrease) increase in cash and cash equivalents	(6,836)	15,646	(5,336)

Cash and cash equivalents, beginning of period	32,368	16,722	22,058

Cash and cash equivalents, end of period	$25,532	$32,368	$16,722

	For The Year Ended
	December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

Cash interest paid, net of amount capitalized	$47,512	$27,949	$29,142

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$1,108	$535	$1,296
Purchase of land by issuing note payable	$-	$985	$-
Purchase of equipment through capital leases	$110	$70	$-
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	$-	$441	$-
Credit received from Naming Rights Agreement and applied to acquisition of
170 acres of property from an affiliate	$-	$-	$1,500

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

The Company is a multi-jurisdictional gaming company with operations in three states - Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”, together the “Majestic Properties”). As of December 21, 2005, the Company also owned 100% of Buffington Harbor Riverboats, L.L.C. (“BHR”) that had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 3 - Trump Indiana Acquisition. Also, as part of the Trump Indiana Acquisition, as defined below, the Company acquired 50% of Buffington Harbor Parking Association (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company. In August 2006, BHPA was merged into Majestic Star. As of December 31, 2006, BHR was dissolved.

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

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes (the “Senior Secured Notes”) due 2010. MSCC has no assets or operations. See Note 11 - Long Term Debt.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) was formed in 2005 for the purpose of facilitating the offering of the Company’s $200.0 million 9 ¾% Senior Notes (the “Senior Notes”). MSCC II is a co-obligor with the Company for the Senior Notes. MSCC II has no assets or operations. See Note 11 - Long Term Debt.

Following the completion of the defeasance of the remaining Majestic Investor Holdings, LLC (“Investor Holdings”) 11.653% notes (“Investor Notes”), we terminated the existence of Majestic Investor Capital Corp (an entity created to facilitate the issuance of the Investor Notes) effective March 6, 2006. We also merged Majestic Investor, LLC and Investor Holdings into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Barden Mississippi Gaming, LLC and Barden Colorado Gaming, LLC direct subsidiaries of The Majestic Star Casino, LLC.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly owned direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. Prior to December 21, 2005, investments in affiliates in which the Company had the ability to exercise significant influence, but not control, were accounted for by the equity method. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets, and estimated liabilities for our self-insured medical and worker’s compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated financial statements for 2006 and 2005 include the $63.5 million of Discount Notes, net of discount of $12.4 million and $18.2 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. See Note 3 - Trump Indiana Acquisition. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.4 million and $2.8 million of Discount Notes’ issuance costs, net of amortization, respectively, on its consolidated balance sheets as of December 31, 2006 and 2005, and amortization of issuance costs of $0.5 million and $20,000, respectively, and bond discount of $5.8 million and $0.2 million, respectively, on its consolidated statements of operations for the years ended December 31, 2006 and 2005. A likely scenario for the repayment of the Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

TERMINATED SALE OF FITZGERALDS BLACK HAWK - On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk. On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado. Because the Purchase Agreement was mutually terminated on April 14, 2005, the financial information of Fitzgeralds Black Hawk for 2004 has been reclassified to be presented as continuing operations. When the sale was terminated in 2005, the Company paid Legends approximately $2.3 million as a termination fee and other related costs and expenses.

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

RESTRICTED CASH - At December 31, 2006 and December 31, 2005, restricted cash consists of $3.3 million and $3.2 million, respectively, which is held as certificates of deposits which serve as security for letters of credit supporting various self-insured workers’ compensation programs.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends unsecured credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2006, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

RECEIVABLE FROM AFFILIATE: Amounts reflected in receivable from affiliate represent non-interest bearing advances made by the Company to Fitzgeralds Las Vegas of approximately $0.3 million, to BDI of approximately $0.1 million, and to Majestic Holdco of approximately $0.1 million. For 2005, the Company had made advances of approximately $0.2 million to Fitzgeralds Las Vegas.

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

Estimated useful life
Vessels, buildings & improvements	25-39 years
Site improvements	9-15 years
Barge and improvements	13-15 years
Leasehold improvements	5-15 years
Furniture, fixtures and equipment	3-10 years

DEFERRED FINANCING COSTS - Deferred financing costs represent underwriter’s and agent’s commissions and fees, closing costs and professional fees incurred in connection with the issuance of the debt offerings. Deferred financing costs are amortized over the terms of the related notes and lines of credit using the straight-line method, which approximates the effective interest method.

GOODWILL - Goodwill represents the excess purchase price over the net assets acquired for the Fitzgeralds properties, which was acquired in December 2001 (the “Fitzgeralds Acquisition”), and the excess purchase price over the net assets acquired from Trump Indiana, which was acquired in December 2005. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. The result of the test indicates that goodwill was not impaired for the years ended December 31, 2006 and 2005.

INTANGIBLE ASSETS - Intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and the Trump Indiana Acquisition and are amortized over their estimated useful lives, generally eight to fifteen years.

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. - Prior to December 21, 2005, the Company accounted for its 50% interest in BHR under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company’s share of BHR’s net income or loss. As a result of the Trump Indiana Acquisition, the Company owns 100% of BHR. The December 31, 2005 consolidated balance sheet includes 100% of these assets and our equity investment account was eliminated. The consolidated statements of operations reflect 50% of BHR’s operating results for the years ended December 31, 2004, and the period from January 1, 2005 to December 20, 2005, and 100% of BHR’s operating results for the period from December 21, 2005 to December 31, 2005.

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

(amounts in thousands)	For The Year Ended December 31,
	2006	2005	2004
Rooms	$3,291	$2,377	$2,364
Food and Beverage	10,898	8,840	8,627
Other	552	467	471
Total	$14,741	$11,684	$11,462

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances.

(amounts in thousands)	For The Year Ended December 31,
	2006	2005	2004
Cash based promotional activities	$27,447	$24,479	$19,252
Slot club and other	7,929	5,792	5,038
Retail cost of rooms, food, beverage and other	19,088	15,398	15,682
Total	$54,464	$45,669	$39,972

DOWNLOADABLE PROMOTIONAL CREDITS — At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem the credits for cash, any jackpots won by the customer are a direct reduction of slot revenue.

FEDERAL AND STATE INCOME TAXES - The Company is organized as a limited liability corporation and is an entity disregarded for U.S. federal and state income tax purposes. For the years ended December 31, 2006, 2005 and 2004, income of the Company was taxed directly to its member, and, accordingly, no provision for federal and state income taxes is reflected in the consolidated financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred. Advertising costs included in advertising and promotion expenses, were $5.1 million, $4.3 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

LONG-LIVED AND INTANGIBLE ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Impairment review procedures mandated under GAAP require an annual review of all intangible assets with indefinite lives.

CAPITALIZED INTEREST - The Company capitalizes interest costs associated with debt incurred in connection with its construction projects. Interest capitalization will cease once the projects are substantially complete or no longer undergoing construction activities. The Company capitalized interest on amounts expended on the projects at the Company’s weighted average cost of borrowing on its senior secured credit facility. Interest of approximately $0.3 million was capitalized for the year ended December 31, 2006. No interest was capitalized in 2005 or 2004.

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

SELF-INSURANCE LIABILITY - The Company maintains accruals for self-insured health and workers’ compensation costs, which are classified in payroll and related accrued liabilities in the accompanying consolidated balance sheets. Management determines the estimate of these accruals by periodically evaluating the historical experience and projects trends related to these accruals, including an accrual for incurred but not reported claims. Actual results could differ from these estimates.

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

RECLASSIFICATIONS - Certain amounts in the December 31, 2005 financial statements, having no effect on net loss, have been reclassified to conform to the December 31, 2006 presentation.

NOTE 3. TRUMP INDIANA ACQUISITION

On December 21, 2005, The Company acquired Trump Indiana (subsequently renamed Majestic Star II) pursuant to a Stock Purchase Agreement (“SPA”) dated November 3, 2005 with Trump Entertainment Resorts Holdings, L.P. (“TERH”). Trump Indiana owned and operated a riverboat casino and land-based hotel adjacent to Majestic Star. As a result of the stock purchase, we acquired Trump Indiana’s 50% interest in our joint venture, BHR, which owned and operated the land-based pavilion and docking facility. The Company also acquired Trump Indiana’s 50% interest in BHPA, a joint venture with an affiliate of ours (which contributed its interest in BHPA at closing of the Trump Indiana acquisition) which owned and operated the parking garage.

The SPA contained customary seller representations and warranties of TERH, customary buyer representations and warranties and customary covenants and agreements between the parties. TERH remains responsible for pre-closing liabilities related to sales and use taxes, certain litigation, and workers’ compensation and patron liability claims above the amounts accrued on Trump Indiana’s December 20, 2005 balance sheet.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The SPA provides for mutual indemnification for losses relating to breaches of representations and warranties, and for tax matters. At closing, $45.0 million was placed into an escrow account to secure TERH’s indemnity obligation to us for tax liabilities only. Although there currently is $27.0 million in escrow with respect to TERH’s obligation to indemnify us for federal tax liabilities, there is no security for any other indemnification obligation.

The Company’s consolidated statement of operations for the year ended December 31, 2005 includes results for the last 11 days for Majestic Star II, BHR and BHPA. Prior to the purchase, the operations for BHR were accounted for under the equity method of accounting as an investment in a joint venture since the Company owned a 50% interest in BHR with Trump Indiana owning the other 50%. Also, prior to December 21, 2005, the Company was a lessee of the parking garage owned and operated by BHPA. With the acquisition of Trump Indiana and contribution of our affiliate’s equity interest in BHPA, we recognized all of the operating expenses of BHPA during the last 11 days of 2005.

The acquisition of Trump Indiana is being accounted for under the purchase method of accounting. In order to assist the Company in assigning values to the assets acquired and liabilities assumed, the Company engaged a third party to assist with the valuation of the significant identifiable intangible assets acquired, as well as the other tangible assets acquired and certain liabilities assumed.

The following table sets forth the final allocation of purchase price.

(amounts in thousands)	Trump
	Indiana	BHR	BHPA	Total
Current assets (including cash of $11,885 at Trump Indiana,	$14,912	$591	$716	$16,219
$208 at BHR and $2 at BHPA)
Property and equipment	45,158	26,719	10,955	82,832
Goodwill	41,509	-	-	41,509
Other intangibles	122,400	-	-	122,400
Other assets	1,168	32	412	1,612
Current liabilities	(9,511)	(489)	(1,607)	(11,607)
Long term liabilities	(157)	(140)	(6,160)	(6,457)
Total	$215,479	$26,713	$4,316	$246,508

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

•
In September 2006, the FASB issued FASB No. 157 “Fair Value Measurements,” (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating, what impact, if any, FASB 157 will have on future reporting.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company has determined that SAB No. 108 will not have a significant impact on its consolidated financial statements when it is adopted on January 1, 2007.

NOTE 5. CERTIFICATE OF SUITABILITY AND LICENSES

On December 9, 1994, the Indiana Gaming Commission (the “IGC”) awarded the Company a certificate for a riverboat owner’s license for a riverboat casino to be docked in the City of Gary. Currently, each license must be renewed annually with a complete reinvestigation every three years. In June 2004, Majestic Star underwent its requisite three-year reinvestigations with satisfactory results. Majestic Star’s current license expires in June 2007. In December 2005, after the Company completed its acquisition of Trump Indiana, the IGC granted to the Company’s subsidiary, The Majestic Star Casino II, Inc. a license that will also expire in June 2007. Thus, in June 2007, Majestic Star II will also be required by the IGC to go through a complete reinvestigation. There can be no assurance that any subsequent application for a license will be approved.

The subsidiary that owns Fitzgeralds Mississippi and the Company must maintain gaming licenses from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. The current gaming license expires in December of 2007. There can be no assurance that any subsequent application for a license will be approved.

On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to the Company’s subsidiary that is the owner and operator of Fitzgeralds Black Hawk. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission for a one-year period in September 2006. There can be no assurance that any subsequent application for a license will be approved.

NOTE 6. CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”) which required Majestic Star, among other things, (1) to invest in various on-site improvements over the succeeding five years, and (2) to pay the City an economic incentive equal to 3% of Majestic Star’s adjusted gross receipts (as defined by the Riverboat Gaming Act). Majestic Star fulfilled all investment commitments with respect to the Majestic Development Agreement and has made all required economic incentive payments.

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

The Amended Majestic Development Agreement also requires the Company to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts (as defined by the Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. At December 31, 2006, there was $0.9 million in the improvement fund. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the Company has made in excess of $50.0 million of investments towards this commitment) and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million (the Company has established and funded the Barden Foundation as required to date by the Amended Majestic Development Agreement). We are obligated to complete such minimum investment within five years after the date the City has completed the City’s obligations under the Amended Majestic Development Agreement. However, if, within three years of the date of the Amended Majestic Development Agreement, the City has not satisfied its obligations with respect to environmental remediation, the completion of the access road and freeway interchange, and certain subdivision obligations, our minimum investment commitment terminates.

On or about August 31, 2006 the City called into question the validity of the Amended Majestic Development Agreement. The Company's position is that the Amended Majestic Development Agreement is valid and binding. The City has discussed with the Company its need to receive more economic incentive payments from the Majestic Properties. The Company is continuing its discussions with the City.

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consist of the following:

(amounts in thousands)	December 31,	December 31,
	2006	2005

Land	$23,661	$23,771
Land held for future development	22,056	22,056
Vessel, buildings & improvements	174,436	170,844
Site improvements	40,493	39,996
Barge and improvements	20,121	20,122
Leasehold improvements	1,503	1,217
Furniture, fixtures and equipment	119,704	104,178
Construction in progress	5,475	2,777
	407,449	384,961

Less accumulated depreciation and amortization	(131,713)	(106,828)

Property and equipment, net	$275,736	$278,133

Substantially all property and equipment are pledged as collateral. See Note 11 - Long Term Debt.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2006 and 2005 are as follows:

As of December 31, 2006	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2006	Life
Intangible assets:	(amounts in thousands)
Customer relationship	$24,540	$(7,117)	$17,423	8 yrs
Trade name	3,450	(1,749)	1,701	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(128)	572	15 yrs
Total intangible assets	$134,390	$(8,994)	$125,396

As of December 31, 2005	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2005	Life
Intangible assets:	(amounts in thousands)
Customer relationship	$24,540	$(4,050)	$20,490	8 yrs
Trade name	3,450	(1,403)	2,047	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(82)	618	15 yrs
Total intangible assets	$134,390	$(5,535)	$128,855

In December 2005, the Company recorded intangible assets related to the Trump Indiana Acquisition of $105.7 million for the value of the gaming license and $16.7 million for the value assigned to the customer database. The Company utilized an independent third-party valuation to assist with the allocation of the purchase price.

The amortization expense recorded on the intangible assets for the years ended December 31, 2006, 2005 and 2004 was $3.5 million, $1.7 million and $1.1 million, respectively. The estimated amortization expense for all amortized intangible assets for each of the five succeeding fiscal years is as follows:

For the Years Ended December 31,
(amounts in thousands)
2007	$3,459
2008	3,459
2009	3,392
2010	2,479
2011	2,456
Thereafter	4,451
$19,696

NOTE 9. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BHR was responsible for the management, development and operation of the BHR Property. The Company and Trump Indiana had each entered into an agreement with BHR (the “Berthing Agreement”) to use the BHR Property for their respective gaming operations and have committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR were billed to Trump Indiana and the Company at cost. Accordingly, BHR recorded as expenses the cost of providing such services and recorded as other revenues the amounts billed to Trump Indiana and the Company.

The Company had paid to BHR approximately $4.9 million and $6.2 million of berthing fees for the period from January 1, 2005 through December 20, 2005, and for the year ended 2004, respectively. Such amounts were recorded in general and administrative expense in the consolidated statements of operations. On December 21, 2005, BHR became a wholly owned subsidiary and the Berthing Agreements between BHR and the Company and BHR and Trump Indiana were terminated.

Majestic Star used the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. Late in 2003, two restaurants opened at BHR that were run by a third party operator. The Company sent guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charged the Company for the meals served and the services provided. The Company paid approximately $3.1 million and $2.2 million to these restaurants, and other food and beverage operators at BHR, for the period from January 1, 2005 through December 20, 2005 and for the year 2004, respectively. In addition, the Company reimbursed BHR for valet services in the amount of $0.1 million, for both the period from January 1, 2005 through December 20, 2005 and for the year 2004. Food, beverage and valet costs were recorded in casino expense in the Company’s consolidated statements of operations. After the Company and Trump Indiana reimbursed BHR for all cash operational losses, the remaining net loss of BHR resulted from depreciation expense associated with the BHR property and was recorded as equity in loss of joint venture in the Company’s consolidated statements of operations. Such loss was approximately $2.4 million and $2.5 million for the period from January 1, 2005 through December 20, 2005 and for the year 2004, respectively.

The following represents selected financial information for BHR for the period from January 1, 2005 through December 20, 2005 and the year ended December 31, 2004, when the Company accounted for its 50% interest in BHR under the equity method:

STATEMENTS OF OPERATIONS
	For the Period
	January 1, 2005 to	For The Year Ended
(amounts in thousands)	December 20, 2005	December 31, 2004

Net revenues	$11,514	$11,145

Operating loss	$(4,308)	$(4,899)

Net loss	$(4,738)	$(4,931)

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2006 and 2005 were comprised of:

(amounts in thousands)	As of December 31,	As of December 31,
	2006	2005
Gaming taxes	$2,205	$2,116
Other taxes	556	212
Chip & token liability	810	617
Accrued trade payables	4,547	5,343
Professional fees	962	1,203
Other	6,475	6,966
	$15,555	$16,457

NOTE 11. LONG-TERM DEBT

(amounts in thousands)	December 31,	December 31,
	2006	2005
Long-term debt outstanding is as follows:

9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility	45,737	47,212
Capital leases and other debt	232	365
Long-term debt	545,969	547,577
Less current maturities	(165)	(174)
Total long-term debt	$545,804	$547,403

The scheduled maturities of long-term debt are as follows:

For the Years Ended December 31,
(amounts in thousands)
2007	$165
2008	64
2009	3
2010	345,737
2011	200,000
Thereafter	-
$545,969

DEBT OFFERINGS AND RELATED TRANSACTIONS

The Company refinanced the debt of BHPA as part of the debt offerings in connection with the Trump Indiana Acquisition. The BHPA debt was incurred to construct the parking garage owned by BHPA. As a result of refinancing the BHPA debt, the Company wrote off unamortized financing costs and original issue discount related to the debt. The write off of these items resulted in a loss on early extinguishment of debt of $2.1 million for the year ended December 31, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SENIOR SECURED NOTES

The Company has issued $300.0 million of senior secured notes (“Senior Secured Notes”). The Senior Secured Notes bear interest at a fixed annual rate of 9 ½% payable on April 15 and October 15 of each year and have a maturity date of October 15, 2010. The Senior Secured Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp.).The Senior Secured Notes are secured by a pledge of substantially all of the Company’s and its subsidiaries’ current and future assets, other than certain excluded assets. The Senior Secured Notes are also collateralized by our equity interests held by Majestic Holdco and our equity interests in the subsidiary guarantors.

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

SENIOR NOTES

The Company has issued $200.0 million of senior notes (“Senior Notes”). The Senior Notes bear interest at a fixed annual rate of 9 ¾% payable on April 15 and October 15 of each year and have a maturity date of January 15, 2011. The Senior Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp and Majestic Star Casino Capital Corp II).The Senior Notes are senior unsecured obligations of the Company, ranking equally with all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness. The Senior Notes are effectively subordinated to the Senior Secured Notes and the Company’s $80.0 million senior secured credit facility (“Senior Secured Credit Facility”).

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

On or after October 15, 2008, the Senior Notes may be redeemed at the redemption prices that start at 104.875% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption. Prior to October 15, 2008, up to 35% of the original aggregate principal amount of the Senior Notes may be redeemed at a redemption price of 109.75%, plus accrued and unpaid interest to the date of redemption with the net proceeds of certain equity offerings.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SENIOR SECURED CREDIT FACILITY

The Company has an $80.0 million Senior Secured Credit Facility, which is secured by all of the equity of the Company and its restricted subsidiaries and by its and its restricted subsidiaries’ current and future assets, other than certain excluded assets. The lien on the collateral securing the Senior Secured Credit Facility is senior to the lien on the collateral securing the Senior Secured Notes and the guarantees of the Senior Secured Notes. Borrowings under the Senior Secured Credit Facility bear interest at the Company’s choice of LIBOR plus a range of 2.50% to 3.00% or the agent bank’s base rate (which approximates the prime rate) plus a range of 0.00% to 0.50%. The range is determined based on Company’s EBITDA (as defined in the loan and security agreement governing the Senior Secured Credit Facility and amendments thereto). Full payment of any outstanding balance under the Senior Secured Credit Facility is due upon maturity of the agreement in April 2010. The Company’s Senior Secured Credit Facility contains customary conditions to borrowing and contains representations and warranties customary in other gaming-related financings. The loan and security agreement governing the Senior Secured Credit Facility contains certain financial covenants and restrictions, which among other things, restricts indebtedness, investments, distributions and mergers and requires the Company to maintain, as defined in the covenants (as amended), minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. At December 31, 2006 and 2005, the Company had available borrowing capacity under the Senior Secured Credit Facility of $34.3 million and $32.8 million, respectively

The Company has entered into various amendments to the loan and security agreement governing the Senior Secured Credit Facility as listed below:

On April 13, 2006, the Company entered into Amendment Number Five (“Amendment Five”). Amendment Five modified the interest coverage ratio financial covenant for the 12-month period ended March 31, 2006. The interest coverage ratio was amended to 1.80:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes.

On July 31, 2006, the Company entered into Amendment Number Six (“Amendment Six”) to the Senior Secured Credit Facility. Amendment Six modified the last 12-month minimum EBITDA covenant and the last 12-month interest coverage ratio covenant for the applicable calendar quarterly periods. The amended covenants required the Company to have a minimum EBITDA of $65.0 million for the 12 months ended June 30, 2006, which periodically increased in $5.0 million increments to a maximum of $90.0 million for the 12 months ending March 31, 2010 and periods thereafter. The interest coverage ratio was reduced to 1.50:1.0 for the 12 months ended June 30, 2006, continuing through December 31, 2007. The ratio increased to 1.60:1.0 in 2008, 1.70:1.0 in 2009 and to 1.80:1.0 in 2010 and each period thereafter. In addition, the capital expenditures limitations were increased to $25.0 million for each of the fiscal years 2006 and 2007 and to $30.0 million for each of the fiscal years 2008, 2009 and 2010.

On March 15, 2007, the Company entered into Amendment Number Seven (“Amendment Seven”) to the Senior Secured Credit Facility. Amendment Seven modifies the Company’s minimum EBITDA requirement for the 12-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, to $65.0 million, respectively, modifies the minimum EBITDA requirement for the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008, to $70.0 million, respectively, and modifies the minimum EBITDA requirement to $72.0 million and $74.0 million, for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively. Amendment Seven also modifies the Company’s interest coverage ratio requirement for the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, respectively, to 1.20:1.0, and modifies the interest coverage ratio requirement to 1.25:1.0, for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have amended the Senior Secured Credit Facility seven times. Many of these amendments were necessary so that the Company would be incompliance with either current or future financial covenants. Given the Company’s significant debt and competitive markets, there is a risk that the Company might not achieve the financial covenants as outlined in the most recent amendment seven to the Senior Secured Credit Facility. As such, the Company may need to seek further amendments to the financial covenants contained in the amended Senior Secured Credit Facility. Should the Company fail in receiving such future amendments, then a default would exist, which would accelerate the maturity of the debt outstanding under the Senior Secured Credit Facility with all such debt, with interest, being immediately due and payable. This would in turn cause a cross-default with the Company’s other outstanding indebtedness, which would similarly accelerate the maturity of this debt, with all such additional indebtedness, with interest, being due and payable. The Company was in compliance with the financial covenants under the Senior Secured Credit Facility as of December 31, 2006.

OTHER DEBT

The Company has various other capital leases of approximately $0.2 million and other debt for equipment. The debt obligations are of a short duration.

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were pushed down to the Company to assist in funding the Trump Indiana Acquisition. The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interest of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%, which is paid in kind to October 15, 2008. On April 15, 2009, Majestic Holdco will be required to cash pay the interest on the Discount Notes. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company or BDI to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Discount Notes mature on October 15, 2011. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, including Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

INTERCREDITOR AGREEMENT

The trustee under the Senior Secured Notes Indenture (as collateral agent) and Wells Fargo Foothill, Inc., the agent under the Senior Secured Credit Facility are party to the intercreditor agreement which provides for the contractual subordination of the liens on the collateral securing the Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the Senior Secured Credit Facility.

The intercreditor agreement, among other things, limits the trustee’s rights in an event of default under the Senior Secured Notes. Under the intercreditor agreement, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the Senior Secured Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Senior Secured Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 190 days following notice to such lenders of the occurrence of an event of default under the Senior Secured Notes Indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the Senior Secured Credit Facility and thereafter to the holders of the Senior Secured Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 31, 2006 and December 31, 2005 of the Company’s financial instruments.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(amounts in thousands)
Assets:
Cash and equivalents	$25,532	$25,532	$32,368	$32,368
Restricted Cash	$3,327	$3,327	$3,190	$3,190

Liabilities:
Short-term debt
Note payable with City of Black Hawk	$-	$-	$985	$985
Long-term debt
9 ½% Senior Secured Notes	300,000	313,500	300,000	315,750
9 ¾% Senior Notes	200,000	196,000	200,000	202,500
Senior Secured Credit Facility	45,737	45,737	47,213	47,213
Capitalized leases and other debt	232	232	365	365
	$545,969	$555,469	$547,578	$565,828

12 1/2% Discount Notes, pushed
down from Majestic Holdco	$51,124	$42,310	$45,296	$45,168

While our $300.0 million of Senior Secured Notes are not actively traded, we believe, based upon information received from investment institutions, that our $300.0 million of Senior Secured Notes were priced at 104.5% of face value for a value of $313.5 million at December 31, 2006. Our $200.0 million of Senior Notes are not actively traded, but we believe, based upon information received from investment institutions, that our $200.0 million of Senior Notes were priced at 98% of face value for a value of $196.0 million at December 31, 2006. The Discount Notes of our parent, Majestic Holdco, are not actively traded, but we believe, based upon information received from investment institutions, that Majestic Holdco’s $63.5 million (face value at maturity) of Discount Notes were priced at 66.63% at December 31, 2006.

NOTE 13. SAVINGS PLAN

The Company contributes to defined contribution plans, which provide for contributions in accordance with the plan documents. The plans are available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee’s salary limited to a specified dollar amount as stated in the plan documents. The Company’s contributions to the plans amounted to $1.0 million, $0.9 million and $1.0 million during 2006, 2005 and 2004, respectively.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

In February 2006, the Company's previous stop-loss health insurance provider (“Insurance Provider”), through their third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Though the Company has provided and continues to provide the requested information, as a result of this audit process the Insurance Provider has withheld payment of ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. The Company believes that it is entitled to reimbursement for all claims paid under the obligations of the insurance policy. At this time, the Insurance Provider has not provided any information with regard to the results of the audit, thus the Company is unable to determine what claims, if any, could ultimately be denied payment by our Insurance Provider.

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

LEASES

The Company has operating leases for various office and gaming equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

For the Years Ended December 31,
(amounts in thousands)
2007	$528
2008	205
2009	95
2010	69
2011	16
Thereafter	-
$913

Rent expense for the years ended December 1, 2006, 2005 and 2004 was $8.8 million, $7.4 million and $7.5 million, respectively.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs’ website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney’s fees. Each of the casino defendants, including Barden Mississippi, filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs’ anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants’ counterclaims. On December 21, 2005, the Court entered an order (the “Order”) granting the casino defendants’ motion for summary judgment and dismissing with prejudice plaintiffs’ claims against them. The casino defendants’ counterclaims remain pending. On January 19, 2006, plaintiffs filed a Rule 54(b) motion requesting that the Court direct the Clerk of Court to enter a judgment based on the Order or, in the alternative, issue an order certifying the Order for interlocutory appeal. The casino defendants filed an opposition to the plaintiffs’ motion on February 6, 2006. On February 7, 2006, the Court granted the plaintiffs’ motion for partial final judgment and on March 8, 2006, the plaintiffs filed a notice of appeal. The trial date for the casino defendants’ counterclaims had been continued until such time as the Court of Appeals ruled on the plaintiffs’ appeal. On January 30, 2007, the Court of Appeals set the date of March 7, 2007 for hearing oral arguments on plaintiffs’ appeals. Without any objection by the defendants, Plaintiffs’ counsel requested a continuance to April 16, 2007 to accommodate a pre-existing conflict. The Court of Appeals then cancelled oral arguments and decided to instead rule on the briefs. The Company intends to vigorously defend the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company’s financial position and results of operations.

Trump Indiana Litigations. At the time of the closing of the Trump Indiana Acquisition, Trump Indiana was a party to certain pending lawsuits. Pursuant to the terms of the Stock Purchase Agreement dated November 3, 2005 between the Company and TERH, TERH agreed to indemnify the Company and its affiliates against any and all losses arising out of certain of those lawsuits (the “Trump Litigation Indemnity”); however, the Trump Litigation Indemnity is unsecured. Included in the Trump Litigation Indemnity is that certain Trump Indiana ERISA lawsuit (described below) and an employment practices lawsuit (described below).

The Trump Indiana ERISA lawsuit is pending in the United States District Court for the District of New Jersey. Plaintiffs, participants in the Trump Companies’ Capital Accumulation Plan, filed a Complaint on February 8, 2005 against certain individuals and organizations, including Trump Indiana, Inc. and members of the Trump Capital Accumulation Plan Administrative Committee. The Complaint alleges, among other things, that defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, when Trump Hotel and Casino Resorts Common Stock held in employee accounts was sold by the Committee. The Complaint seeks, among other things, damages in an amount ranging from $1.1 million to $2.3 million plus costs and attorneys’ fees. Defendants filed an Answer denying any wrongdoing and the case has been certified as a class action. Discovery has been completed and defendants anticipate filing a summary judgment motion seeking dismissal of all claims by April 13, 2007.

The employment practices lawsuit included in the Trump Litigation Indemnity is a lawsuit filed on October 12, 2001 by a former employee of Trump Indiana in the U.S. District Court, that alleges age, sex, race, and color discrimination claims as well as equal pay and retaliation claims. The litigation was stayed during the bankruptcy of Trump Indiana. At this time, we cannot predict the outcome of either the Trump Indiana ERISA lawsuit or the Trump Indiana employment practices litigation.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TAX MATTERS

Majestic Star Income Withholding Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006, and issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001.

BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. The protest for 2003 is currently pending before the Legal Division of the Department. The Department held a hearing on the 2003 protest on December 5, 2006, and has taken the matter under advisement. The Department is expected to issue a ruling on the 2003 protest later this year.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back State gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the non-resident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company continues to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI's non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax (see Note 15 for a discussion of tax distributions to BDI).

Majestic Star Sales and Use Tax Assessments. In October 2005, the Department assessed Majestic Star for unpaid sales and use taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. On November 15, 2005, Majestic Star paid $0.2 million under the State of Indiana amnesty program to eliminate all use tax and a portion of the sales tax assessment. All penalties and interest associated with such payments are waived in their entirety pursuant to Indiana law. The remaining $0.1 million of the assessment relates to the difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and sales tax on the retail value of complimentary food provided to Majestic Star’s customers. Both items relate to the period August 2003 through 2004. On November 15, 2005, Majestic Star filed a protest of the proposed assessments protesting the sales tax assessments related to this period.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At the time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003, on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and in March 2006, Majestic Star appealed those denials to the Indiana Tax Court on March 27, 2006. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on the Hyatt decision (see below for a discussion of the Hyatt decision).

Should the Department make similar assessments for 2005 and 2006, the Company estimates its tax exposure would be approximately $0.1 million and $0.2 million, respectively.

BHR Sales and Use Tax Assessments

1998-2001 Tax Years. During the years at issue, the two 50% members of BHR were Majestic Star and Trump Indiana. In October 2002, the Department assessed BHR for unpaid use tax for 1998 and unpaid sales and use taxes for 1999 through 2001 in the total amount of $0.4 million, excluding interest. The assessments related to purchases of capital assets and supplies, vehicle leases and rental of other items of personal property, for which no sales tax was paid and no use tax was self-assessed. In addition, included in the assessment for the years 1999 through 2001, the Department assessed tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members, Majestic Star and Trump Indiana. Sales tax was assessed on BHR’s cost of the food, as measured by the members’ periodic reimbursements to BHR. BHR paid the use tax portion of the assessment and filed a protest of the proposed assessments of sales tax in December 2002. BHR is disputing the assessment of sales tax on food provided at no charge, to the employees and patrons of Majestic Star and Trump Indiana, pursuant to the decision in Hyatt Corp v. Indiana Department of State Revenue (“Hyatt”). In Hyatt, the Department assessed Hyatt for complimentary continental breakfasts and amenity meals provided to its customers, plus the free meals provided to Hyatt’s full time employees. Under Indiana Code, sales of food intended for human consumption are exempt from sales tax. Food includes many food products (cereal, milk, eggs, meat, fish, vegetables, fruit, spices, etc.) that are prepared for human consumption. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. BHR is arguing that since its inception, it has acted as the agent of Majestic Star and Trump Indiana with authority to purchase, prepare and provide food to their employees and patrons. This arrangement was memorialized in a written Limited Agency Agreement dated effective January 1, 2001. BHR’s position has been that all acts performed by it in its agency capacity (including the purchase, preparation and delivery of food) should be treated as though the acts had been performed by BHR’s joint venture partners, Majestic Star and Trump Indiana.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in sales and use taxes for the 2002 tax year, inclusive of interest and penalties, for many of the same sales tax and use tax items as were assessed for the earlier years. However, for 2002, unlike prior years, the Department assessed sales tax on complimentary food provided to the patrons of Majestic Star and Trump Indiana based on the retail value of the items provided rather than on the cost of those items to BHR. BHR, prior to being dissolved, or Majestic Star, has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding of $0.2 million relates to the same issues as are faced by Majestic Star in its sales and use tax audits (see above). BHR has protested the remainder of the assessments for 2002 awaiting the Department’s ruling on its protest for the 2002 calendar year. In June 2006, the Department assessed BHR for unpaid sales and use taxes, with interest, for the 2003 and 2004 calendar years. The sales and use tax assessments total $0.3 million. The sales tax portion of the assessment involves the same issues as identified in the 2002 and prior years’ assessments. The use tax portion of the assessment relates to BHR’s provision of food, provided without charge, to its employees and employees and patrons of its owners through a third-party vendor. BHR protested these assessments in August 2006 and Majestic Star is awaiting a hearing on such protests before the Department. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liability.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYMENT AGREEMENTS

Mr. Barden serves as our Chairman, President and Chief Executive Officer and currently receives annual compensation of $600,000 as an employee, pursuant to a letter agreement with the Company January 1, 2005. The Company provides Mr. Barden with an auto allowance. Mr. Barden is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

Mr. Saylor serves as our Executive Vice President and Chief Operating Officer, pursuant to an employment agreement with the Company dated April 6, 2006 and effective as of May 15, 2006. Unless sooner terminated as provided therein, the agreement continues in effect for two years. Thereafter, the term automatically extends for successive one-year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $400,000 during the first year and $500,000 during the second year and participation in the Company’s discretionary bonus program (2006) and Management Incentive Plan (“MIP”) (2007). Mr. Saylor is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan. Mr. Saylor also participates in an executive medical reimbursement plan with a maximum annual payout of $5,000 and receives a $500 per month car allowance. Under certain circumstances, Mr. Saylor is entitled to severance payments for a maximum of 12 months or the remaining term of the agreement (but no less than six months), bonus compensation for the employment term and COBRA benefits for a period of six months as well as any earned and unused vacation.

Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to an employment agreement with the Company dated August 14, 2006. Unless sooner terminated as provided therein, the agreement continues in effect for two years. The agreement provides for a base compensation of $300,000 effective July 3, 2006, subject to annual reviews. Mr. Bennett also participates in the Company’s discretionary bonus program (2006) and MIP (2007). In addition to such compensation, Mr. Bennett is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan. Mr. Bennett also participates in an executive medical reimbursement plan with a maximum annual payout of $5,000 and receives a $500 per month car allowance. Under certain circumstances, Mr. Bennett is entitled to severance payments for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months as well as any earned and unused vacation.

Mr. Lemberg serves as a board member and, effective January 3, 2005, joined the Company as Executive Vice President of Strategic Initiatives pursuant to an employment agreement dated December 17, 2004. The agreement provided for a two-year term which automatically extends for successive one-year periods unless either party provides notice of its intention not to renew the agreement. The agreement provides for a base salary of $300,000 and participation in the Company’s discretionary bonus program (2006) and MIP (2007). Mr. Lemberg is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan. Mr. Lemberg also participates in an executive medical reimbursement plan with a maximum annual payout of $5,000. Under certain circumstances, Mr. Lemberg is entitled to severance payments for a maximum of six months or the remaining term of the agreement, bonus compensation for the employment term and COBRA benefits for a period of six months.

LETTER OF CREDIT/SURETY BOND

As part of a self-insured worker’s compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $0.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase a $0.9 million certificate of deposit. Majestic Star II also has a self-insured worker’s compensation program which required a $1.0 million letter of credit, which is collateralized by a $1.0 million certificate of deposit.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To secure payment of claims under the worker’s compensation programs at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, the Company was required to post a letter of credit of $1.25 million. This letter of credit is secured by a certificate of deposit. Our certificates of deposit securing the letters of credit for our workers compensation programs are recorded in Restricted Cash on the Company's consolidated balance sheet (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies).

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

Our Majestic Star and Majestic Star II properties are each required to have a $1.0 million surety bond in place with the IGC. Majestic Star II’s surety bond is in place and is cash collateralized. The collateral is reflected in Other Assets on the Company's consolidated balance sheet. Majestic Star’s surety bond has not been placed pending surety bond language from the IGC.

NOTE 15. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2006 and 2005 include the $63.5 million of Discount Notes, net of discount of $12.4 million and $18.2 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, including Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

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

During the year ended December 31, 2006, the Company made distributions of $3.6 million to BDI pursuant to the Manager Agreement. The $3.6 million of distributions paid to BDI in 2006 pertain to the net revenues and consolidated cash flows of the Company during the three-month periods ended December 31, 2005 and March 31, 2006. Though allowable, BDI chose to defer its distribution for the second and third quarters of 2006. The net revenue component of the distribution for the fourth quarter of 2006 was also deferred. The consolidated cash flow component of the distribution for the fourth quarter 2006 was allowable at the Company level, but was not permissible at Majestic Holdco, since the required 1.5:1.0 interest coverage ratio was not achieved. Due to not achieving the interest coverage ratio covenant, the distribution could not be made to BDI. If allowable distributions were made for all three quarters, then the Company would be required to pay $4.5 million. During the years ended December 31, 2005 and 2004, the Company made distributions totaling $5.2 million and $5.3 million, respectively, to BDI pursuant to the Manager Agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2006, the Company made a tax distribution of $0.9 million to BDI for 2005 state tax liabilities and estimated 2006 taxes. In the second quarter of 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities in October 2005.

BHPA Rent Expense. During the period from January 1, 2005 to December 20, 2005 and the year ended December 31, 2004, we incurred rent expense payable to BHPA totaling $2.0 million, and $2.2 million, respectively. As a result of our acquisition of Trump Indiana and the contribution of AMB Parking’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company and the parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. For the years ended December 31, 2006, 2005 and 2004, the Company charged Barden Nevada $1.4 million, $1.4 million and $1.1 million, respectively, pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of December 31, 2006 and 2005, the principal balance of the promissory note was $0.

NOTE 16. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”). The Majestic Properties for 2006 include Majestic Star and Majestic Star II. BHPA was merged into Majestic Star as of August 4, 2006 and is shown as if the merger had been completed as of January 1, 2006. BHR was dissolved as of December 31, 2006. All 2005 information is for Majestic Star and 11 days of operations for Majestic Star II, BHR and BHPA. 2004 information is for Majestic Star only.

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level gaming customers. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 2 -Basis of Presentation and Summary of Significant Accounting Policies. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment for the years ended December 31, 2006, 2005 and 2004 and a summary of the Properties’ assets and goodwill as of December 31, 2006 and December 31, 2005 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. SEGMENT INFORMATION (CONTINUED)
	For The Year Ended
	December 31,
	2006	2005	2004
	(amounts in thousands)
Net revenues:
Majestic Properties	$237,422	$143,624	$141,058
Fitzgeralds Tunica	83,979	82,939	83,218
Fitzgeralds Black Hawk	33,429	35,409	36,235
Total	$354,830	$261,972	$260,511

Operating income (loss):
Majestic Properties	$35,183	$19,271	$16,465
Fitzgeralds Tunica	8,836	10,253	11,471
Fitzgeralds Black Hawk	8,060	7,393	9,973
Corporate (1)	(6,419)	(7,896)	(3,470)
Majestic Investor Holdings	-	(289)	(689)
Total	$45,660	$28,732	$33,750

Segment depreciation and amortization:
Majestic Properties	$20,291	$8,976	$7,785
Fitzgeralds Tunica	9,157	10,062	8,858
Fitzgeralds Black Hawk	2,163	3,125	994
Corporate	112	180	71
Majestic Investor Holdings	-	269	278
Total	$31,723	$22,612	$17,986

Expenditure for additions to long-lived assets:
Majestic Properties	$9,130	$4,152	$28,692
Fitzgeralds Tunica	10,577	4,860	5,800
Fitzgeralds Black Hawk	5,541	2,655	1,520
Corporate	161	116	-
Total	$25,409	$11,783	$36,012

	As of	As of
	December 31,	December 31,
	2006	2005
Segment assets:
Majestic Properties	$478,896	$519,215
Fitzgeralds Tunica	79,664	75,419
Fitzgeralds Black Hawk	43,804	36,746
Corporate	524,981	289,353
Majestic Investor Holdings	-	20,550
Total	1,127,345	941,283
Less: Intercompany	(620,985)	(423,324)
Total	$506,360	$517,959

Goodwill:
Majestic Properties	$41,509	$41,329
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,924	1,924
Total	$47,431	$47,251
(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes, the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,849	$-	$16,683	$-			$25,532
Restricted cash	2,167	-	1,160	-			3,327
Accounts receivable, net	1,983	-	5,599	-			7,582
Inventories	58	-	830	-			888
Prepaid expenses and deposits	781	-	1,525	-			2,306
Receivable from affiliate	6,252	-	-	(5,796)	(a	)	456
Investment in subsidiaries	106,182	-	-	(106,182)	(b	)	-
Total current assets	126,272	-	25,797	(111,978)			40,091

Property, equipment and improvements, net	94,794	-	180,942	-			275,736
Intangible assets, net	-	-	125,396	-			125,396
Goodwill	-	-	47,431	-			47,431
Deferred financing costs, net	13,083	-	-	-			13,083
Deferred financing and transaction costs
pushed down from Majestic Holdco (1)	2,436	-	-	-			2,436
Long term receivable - related party	252,356	-	7,758	(260,114)	(a	)	-
Other assets	433	-	1,754	-			2,187
Total assets	$489,374	$-	$389,078	$(372,092)			$506,360

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,877	$-	$2,615	$-			$4,492
Current portion of long-term debt	60	-	105	-			165
Payable to related party	2	-	5,794	(5,796)	(a	)	-
Accrued liabilities:
Payroll and related	2,976	-	6,141	-			9,117
Interest	10,751	-	-	-			10,751
Property and franchise taxes	3,574	-	5,369	-			8,943
Other accrued liabilities	5,090	-	10,465	-			15,555
Total current liabilities	24,330	-	30,489	(5,796)			49,023

Due to related parties	7,758	-	252,356	(260,114)	(a	)	-
Long-term debt, net of current maturities	545,753	300,000	51	(300,000)	(c	)	545,804
Long-term debt pushed down from Majestic Holdco (2)	51,124	-	-	-			51,124
Total liabilities	628,965	300,000	282,896	(565,910)			645,951
Member's (deficit) equity	(139,591)	(300,000)	106,182	193,818	(b) (c	)	(139,591)
Total liabilities and member's (deficit) equity	$489,374	$-	$389,078	$(372,092)			$506,360

(a) To eliminate intercompany receivable and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 11, Long Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.
(1) Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization.
(2) Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,085	$-	$25,283	$-			$32,368
Restricted cash	900	-	2,290	-			3,190
Accounts receivable, net	1,529	-	3,071	-			4,600
Inventories	61	-	727	-			788
Prepaid expenses and deposits	918	-	1,515	-			2,433
Receivable from affiliate	9,851	-	-	(9,682)	(a	)	169
Other current assets	-	-	138	-			138
Total current assets	20,344	-	33,024	(9,682)			43,686

Property, equipment and improvements, net	75,422	-	202,711	-			278,133
Intangible assets, net	-	-	128,855	-			128,855
Goodwill	-	-	47,251	-			47,251
Deferred financing costs, net	15,264	-	-	-			15,264
Deferred financing and transaction costs
pushed down from Majestic Holdco (1)	2,804	-	-	-			2,804
Long term receivable - related party	418,766	-	-	(418,766)	(a	)	-
Other assets	228	-	1,738	-			1,966
Total assets	$532,828	$-	$413,579	$(428,448)			$517,959

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,776	$-	$1,784	$-			$3,560
Note payable	-	-	985	-			985
Current portion of long-term debt	-	-	174	-			174
Payable to related party	714	-	8,968	(9,682)	(a	)	-
Accrued liabilities:
Payroll and related	3,096	-	6,170	-			9,266
Interest	7,216	-	1	-			7,217
Property and franchise taxes	3,763	-	4,652	-			8,415
Other accrued liabilities	5,466	-	10,991	-			16,457
Total current liabilities	22,031	-	33,725	(9,682)			46,074

Investment in subsidiaries	23,382	-	-	(23,382)	(b	)	-
Due to related parties	15,721	-	403,045	(418,766)	(a	)	-
Long-term debt, net of current maturities	547,212	300,000	191	(300,000)	(c	)	547,403
Long-term debt pushed down from Majestic Holdco (2)	45,296	-	-	-			45,296
Total liabilities	653,642	300,000	436,961	(751,830)			638,773
Member's deficit	(120,814)	(300,000)	(23,382)	323,382	(b) (c	)	(120,814)
Total liabilities and member's deficit	$532,828	$-	$413,579	$(428,448)			$517,959

(a) To eliminate intercompany receivable and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries.
(c) As more fully described in Note 11, Long Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.
(1) Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization.
(2) Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$134,809	$-	$240,305	$-	$375,114
Rooms	-	-	10,891	-	10,891
Food and beverage	1,841	-	14,506	-	16,347
Other	2,938	-	4,004	-	6,942
Gross revenues	139,588	-	269,706	-	409,294
Less: promotional allowances	13,361	-	41,103	-	54,464
Net operating revenues	126,227	-	228,603	-	354,830

OPERATING COSTS AND EXPENSES:
Casino	25,297	-	62,412	-	87,709
Rooms	-	-	3,329	-	3,329
Food and beverage	1,984	-	6,453	-	8,437
Other	-	-	1,734	-	1,734
Gaming taxes	38,450	-	48,647	-	87,097
Advertising and promotion	5,663	-	13,576	-	19,239
General and administrative	15,976	-	40,994	-	56,970
Corporate expense	6,306	-	-	-	6,306
Economic incentive tax - City of Gary	3,638	-	3,121	-	6,759
Depreciation and amortization	8,342	-	23,381	-	31,723
Gain on disposal of assets	(97)	-	(36)	-	(133)
Total operating costs and expenses	105,559	-	203,611	-	309,170

Operating income	20,668	-	24,992	-	45,660

OTHER INCOME (EXPENSE):
Interest income	208	-	240	-	448
Interest expense	(54,094)	-	125	-	(53,969)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(6,331)	-	-	-	(6,331)
Other non-operating expense	(115)	-	-	-	(115)
Equity in net income of subsidiaries	25,357	-	-	(25,357)	-
Total other expense	(34,975)	-	365	(25,357)	(59,967)

Net (loss) income	$(14,307)	$-	$25,357	$(25,357)	$(14,307)

(a) To eliminate equity in net income of subsidiaries.
(1) Reflects amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.
(2) Reflects interest expense on Majestic Holdco’s Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$150,553	$-	$130,366	$-	$280,919
Rooms	-	-	7,726	-	7,726
Food and beverage	1,761	-	12,269	-	14,030
Other	3,205	-	1,761	-	4,966
Gross revenues	155,519	-	152,122	-	307,641
Less: promotional allowances	16,514	-	29,155	-	45,669
Net operating revenues	139,005	-	122,967	-	261,972

OPERATING COSTS AND EXPENSES:
Casino	27,581	-	40,330	-	67,911
Rooms	-	-	1,763	-	1,763
Food and beverage	1,999	-	3,866	-	5,865
Other	-	-	1,041	-	1,041
Gaming taxes	43,151	-	17,902	-	61,053
Advertising and promotion	7,509	-	7,721	-	15,230
General and administrative	24,589	-	18,342	-	42,931
Corporate expense	7,717	-	-	-	7,717
Economic incentive tax - City of Gary	4,520	-	189	-	4,709
Depreciation and amortization	8,744	-	13,868	-	22,612
Loss on investment in Buffington
Harbor Riverboats, LLC	2,355	-	-	-	2,355
(Gain) loss on disposal of assets	(45)	-	98	-	53
Total operating costs and expenses	128,120	-	105,120	-	233,240

Operating income	10,885	-	17,847	-	28,732

OTHER INCOME (EXPENSE):
Interest income	258	-	74	-	332
Interest expense	(28,511)	-	(1,852)	-	(30,363)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(188)	-	-	-	(188)
Loss on extinguishment of debt	-	-	(3,688)	-	(3,688)
Other non-operating expense	(127)	-	-	-	(127)
Equity in net income of subsidiaries	12,381	-	-	(12,381)	-
Total other expense	(16,187)	-	(5,466)	(12,381)	(34,034)

Net (loss) income	$(5,302)	$-	$12,381	$(12,381)	$(5,302)

(a) To eliminate equity in net income of subsidiaries.
(1) Reflects amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.
(2) Reflects interest expense on Majestic Holdco’s Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$149,562	$-	$125,207	$-	$274,769
Rooms	-	-	7,673	-	7,673
Food and beverage	1,819	-	11,643	-	13,462
Other	2,892	-	1,687	-	4,579
Gross revenues	154,273	-	146,210	-	300,483
Less: promotional allowances	13,215	-	26,757	-	39,972
Net operating revenues	141,058	-	119,453	-	260,511

OPERATING COSTS AND EXPENSES:
Casino	28,770	-	41,023	-	69,793
Rooms	-	-	1,784	-	1,784
Food and beverage	2,063	-	4,061	-	6,124
Other	637	-	1,019	-	1,656
Gaming taxes	42,795	-	16,385	-	59,180
Advertising and promotion	8,965	-	7,305	-	16,270
General and administrative	26,697	-	16,943	-	43,640
Corporate expense	3,399	-	-	-	3,399
Economic incentive tax - City of Gary	4,494	-	-	-	4,494
Depreciation and amortization	7,856	-	10,130	-	17,986
Loss on investment in Buffington
Harbor Riverboats, LLC	2,466	-	-	-	2,466
(Gain) loss on disposal of assets	(79)	-	48	-	(31)
Total operating costs and expenses	128,063	-	98,698	-	226,761

Operating income	12,995	-	20,755	-	33,750

OTHER INCOME (EXPENSE):
Interest income	93	-	19	-	112
Interest expense	(26,717)	-	(1,925)	-	(28,642)
Other non-operating expense	(201)	-	-	-	(201)
Equity in net income of subsidiaries	18,849	-	-	(18,849)	-
Total other expense	(7,976)	-	(1,906)	(18,849)	(28,731)

Net income	$5,019	$-	$18,849	$(18,849)	$5,019

(a) To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (1)	$(21,703)	$-	$49,417	$-	$27,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(17)	-	(120)	-	(137)
Increase in Lakefront Capital Improvement Fund	(897)	-	-	-	(897)
Additional costs related toTrump Indiana acquisition	-	-	(180)	-	(180)
Acquisition of property and equipment	(6,437)	-	(18,972)	-	(25,409)
Merger of Majestic Investor Holdings into Majestic Star	600	-	(600)	-	-
Merger of BHPA into Majestic Star	3	-	(3)	-	-
Proceeds from disposal of assets	241	-	652	-	893
Net cash used in investing activities	(6,507)	-	(19,223)	-	(25,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 ½% senior secured notes	(245)	-	-	-	(245)
Issuance costs for the 9 ¾% senior notes	(1,195)	-	-	-	(1,195)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco (2)	(206)	-	-	-	(206)
Proceeds from line of credit	60,168	-	-	-	60,168
Repayment of line of credit	(61,644)	-	-	-	(61,644)
Repayment of debt	(34)	-	(1,194)	-	(1,228)
Cash advances from (to) affiliates	37,600	-	(37,600)	-	-
Distribution to Barden Development, Inc.	(4,470)	-	-	-	(4,470)
Net cash provided by (used in) financing activities	29,974	-	(38,794)	-	(8,820)

Net increase (decrease) in cash and cash equivalents	1,764	-	(8,600)	-	(6,836)

Cash and cash equivalents, beginning of period	7,085	-	25,283	-	32,368

Cash and cash equivalents, end of period	$8,849	$-	$16,683	$-	$25,532

(1) Includes interest expense of $6.3 million related to the amortization of the bond discount and deferred financings cost of the Majestic Holdco’s Discount Notes.
(2) Reflects the pushdown of issuance costs related to Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73, Topic 5(J). The Discount Notes are not guaranteed by the Company or the guarantor subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
(amounts in thousands)

	The Majestic		The Majestic
	Star Casino,		Star Casino		Guarantor		Eliminating		Total
	LLC		Capital Corp.		Subsidiaries		Entries (a)		Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (1)		$(15,426)		$-		$38,265		$5,000		$27,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash		-		-		390		-		390
Acquisition of Trump Indiana, Inc., net of cash acquired		-		-		(231,994)		-		(231,994)
Payment of gaming license transfer fee to State of Indiana		-		-		(2,000)		-		(2,000)
Payoff of City of Gary development agreement		-		-		(3,507)		-		(3,507)
Acquisition of property and equipment		(3,841)		-		(7,942)		-		(11,783)
Investment in Buffington Harbor Riverboats, L.L.C.		(174)		-		-		-		(174)
Proceeds from disposal of assets		102		-		33		-		135
Other		-		-		210		-		210
Net cash used in investing activities		(3,913)		-		(244,810)		-		(248,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of costs related to early extinguishment of debt		-		-		(1,054)		-		(1,054)
Issuance costs for the 9 ½% senior secured notes		(1,806)		-		-		-		(1,806)
Issuance costs for the 9 ¾% senior notes		(9,026)		-		-		-		(9,026)
Amendment costs for the $80.0 million secured credit facility		(110)		-		-		-		(110)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco (2)		(2,824)		-		-		-		(2,824)
Redemption of 11.653% notes		-		-		(16,290)		-		(16,290)
Proceeds from issuance of 9 ½% notes		40,000		-		-		-		40,000
Proceeds from issuance of 9 ¾% notes		200,000		-		-		-		200,000
Proceeds from issuance of 12 ½% senior discount notes
pushed down from Majestic Holdco (2)		45,129		-		-		-		45,129
Proceeds from line of credit		43,877		-		-		-		43,877
Repayment of line of credit		(37,630)		-		-		-		(37,630)
Repayment of debt		-		-		(16,974)		-		(16,974)
Cash advances (to) from affiliates		(252,858)		-		257,858		(5,000)		-
Distributions to Barden Development, Inc.		(6,762)		-		-		-		(6,762)
Net cash provided by financing activities		17,990		-		223,540		(5,000)		236,530

Net (decrease) increase in cash and cash equivalents		(1,349)		-		16,995		-		15,646

Cash and cash equivalents, beginning of period		8,434		-		8,288		-		16,722
	-	-	-	-	-	-	-	-	-	-
Cash and cash equivalents, end of period		$7,085		$-		$25,283		$-		$32,368

(a) To eliminate intercompany receivables and payables.
(1)	Includes interest expense of $0.2 million related to Majestic Holdco’s Discount Notes.
(2)
Reflects the pushdown of Majestic Holdco’s Discount Notes and associated issuance costs pursuant to SEC Staff Accounting Bulletin 73, Topic 5(J). The Discount Notes are not guaranteed by the Company or the guarantor subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(5,875)	$-	$28,035	$-	$22,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	-	(1,140)	-	(1,140)
Acquisition of property and equipment	(28,692)	-	(7,320)	-	(36,012)
Decrease in prepaid leases and deposits	13	-	-	-	13
Investment in Buffington Harbor Riverboats, L.L.C.	(164)	-	-	-	(164)
Proceeds from disposal of assets	245	-	95	-	340
Net cash used in investing activities	(28,598)	-	(8,365)	-	(36,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 ½% senior secured notes	(230)	-	-	-	(230)
Issuance costs for credit facility	(58)	-	-	-	(58)
Proceeds from line of credit	45,251	-	-	-	45,251
Repayment of line of credit	(30,245)	-	-	-	(30,245)
Cash advances (to) from affiliates	22,511	-	(22,511)	-	-
Distribution to Barden Development, Inc.	(5,251)	-	-	-	(5,251)
Net cash provided by (used in) financing activities	31,978	-	(22,511)	-	9,467

Net decrease in cash and cash equivalents	(2,495)	-	(2,841)	-	(5,336)

Cash and cash equivalents, beginning of period	10,929	-	11,129	-	22,058

Cash and cash equivalents, end of period	$8,434	$-	$8,288	$-	$16,722

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Balance at	Charged to		Balance at
	beginning	costs and		end
Descriptions	of year	expenses	Deductions	of year

Allowance for doubtful accounts:

Year ended December 31, 2004	$258,546	576,136	203,442	$631,240

Year ended December 31, 2005	$631,240	306,673	269,337	$668,576

Year ended December 31, 2006	$668,576	559,805	356,932	$871,449

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

See accompanying notes.

Buffington Harbor Riverboats, L.L.C.

Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Revenues:
Food and beverage	$-	$757,381	$1,343,800
Related party	10,500,908	16,827,528	13,988,248
Other	644,549	849,718	763,317
Net revenues	11,145,457	18,434,627	16,095,365

Costs and expenses:
Food and beverage	1,161,267	1,732,499	2,646,737
General and administrative	9,805,323	16,495,832	13,026,312
Depreciation	4,897,362	4,788,031	4,848,501
Other	180,931	203,724	368,375
Total costs and expenses	16,044,883	23,220,086	20,889,925

Loss from operations	(4,899,426)	(4,785,459)	(4,794,560)

Interest (expense) income, net	(31,799)	(5,409)	(54,303)

Net loss	$(4,931,225)	$(4,790,868)	$(4,848,863)

See accompanying notes.

Buffington Harbor Riverboats, L.L.C.

Statements of Member’s Capital

	Member	Retained
	Contributions	Deficit	Total
Balance, December 31, 2001	$101,316,444	$(33,518,795)	$67,797,649
Capital contributions made by Trump Indiana, Inc.	358,918	-	358,918
Capital contributions made by The Majestic Star Casino, LLC	358,918	-	358,918
Net loss	-	(4,848,863)	(4,848,863)
Balance, December 31, 2002	$102,034,280	$(38,367,658)	$63,666,622
Capital contributions made by Trump Indiana, Inc.	295,716	-	295,716
Capital contributions made by The Majestic Star Casino, LLC	295,716	-	295,716
Net loss	-	(4,790,868)	(4,790,868)
Balance, December 31, 2003	$102,625,712	$(43,158,526)	$59,467,186
Capital contributions made by Trump Indiana, Inc.	164,290	-	164,290
Capital contributions made by The Majestic Star Casino, LLC	164,290	-	164,290
Net loss	-	(4,931,225)	(4,931,225)
Balance, December 31, 2004	$102,954,292	$(48,089,751)	$54,864,541

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

Capital Lease Obligations
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