Form 10-Q
period 2007-06-30
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2007-08-14
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.
Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements.
THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,558,919	$25,531,924
Restricted cash	3,628,241	3,326,881
Accounts receivable, less allowance for doubtful accounts of $1,164,760 and
$871,448 as of June 30, 2007 and December 31, 2006, respectively	4,530,048	7,582,476
Inventories	1,075,112	888,292
Prepaid expenses and deposits	7,620,435	2,306,311
Receivable from affiliate	730,067	455,270
Total current assets	45,142,822	40,091,154

Property, equipment and improvements, net	277,479,546	275,735,582
Intangible assets, net	123,665,919	125,395,502
Goodwill	47,431,442	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $7,434,472 and $5,761,820 as of June 30, 2007 and
December 31, 2006, respectively	11,410,448	13,083,100
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $777,270 and $523,119, as of
June 30, 2007 and December 31, 2006, respectively	2,181,469	2,435,620
Other assets	2,797,100	2,187,020
Total other assets	16,389,017	17,705,740

Total assets	$510,108,746	$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$4,122,565	$4,491,600
Current portion of long-term debt	125,278	165,421
Accrued liabilities:
Payroll and related	9,923,571	9,116,726
Interest	10,774,278	10,750,630
Property and franchise taxes	13,028,299	8,942,975
Other accrued liabilities	15,043,678	15,554,947
Total current liabilities	53,017,669	49,022,299

Long-term debt, net of current maturities	553,086,509	545,736,924
Long-term portion of capitalized leases	24,401	67,066
Long-term debt pushed down from Majestic Holdco, net of discount of $9,183,582
and $12,376,308 as of June 30, 3007 and December 31, 2006, respectively	54,316,418	51,123,692

Total liabilities	660,444,997	645,949,981

Member's deficit	(150,336,251)	(139,590,561)

Total liabilities and member's deficit	$510,108,746	$506,359,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Casino	$96,137,813	$89,942,156	$191,268,373	$193,827,647
Rooms	3,049,522	2,848,379	5,594,467	5,612,771
Food and beverage	6,911,077	3,963,758	12,786,332	8,318,834
Other	2,018,884	1,659,685	3,901,360	3,407,695
Gross revenues	108,117,296	98,413,978	213,550,532	211,166,947
Less promotional allowances	15,212,342	12,856,823	28,951,959	25,691,658
Net operating revenues	92,904,954	85,557,155	184,598,573	185,475,289

OPERATING COSTS AND EXPENSES:
Casino	23,156,182	20,542,370	46,814,819	43,473,047
Rooms	1,019,652	421,991	2,091,836	1,606,195
Food and beverage	2,787,142	2,160,821	5,498,920	4,277,193
Other	480,076	231,415	983,197	489,480
Gaming taxes	22,158,447	20,031,927	44,466,391	44,455,255
Advertising and promotion	5,907,800	4,388,475	11,356,033	8,538,620
General and administrative	13,676,275	14,237,026	27,615,185	29,265,561
Corporate expense	1,748,592	1,901,961	3,471,794	3,719,665
Economic incentive tax - City of Gary	1,712,176	1,545,025	3,465,765	3,352,014
Depreciation and amortization	8,031,727	7,847,099	16,201,379	15,619,848
Loss (gain) on disposal of assets	820,288	10,686	808,563	(4,304)
Total operating costs and expenses	81,498,357	73,318,796	162,773,882	154,792,574

Operating income	11,406,597	12,238,359	21,824,691	30,682,715

OTHER INCOME (EXPENSE):
Interest income	161,869	86,310	374,046	222,377
Interest expense	(13,718,142)	(13,434,812)	(27,296,832)	(26,748,701)
Interest expense - debt pushed down
from Majestic Holdco	(1,762,465)	(1,575,896)	(3,446,879)	(3,070,254)
Other non-operating expense	(15,806)	(23,955)	(50,471)	(51,203)
Total other expense	(15,334,544)	(14,948,353)	(30,420,136)	(29,647,781)

Net (loss) income	$(3,927,947)	$(2,709,994)	$(8,595,445)	$1,034,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,595,445)	$1,034,934
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	14,471,796	13,890,266
Amortization	1,729,583	1,729,582
Amortization of deferred financing costs	1,672,651	1,591,374
Amortization of bond discount on 12 ½% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	3,446,879	3,070,253
Loss (gain) on disposal of assets	808,563	(4,304)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	3,052,428	386,532
Related party payables	(274,797)	(421,772)
Inventories	(186,820)	56,897
Prepaid expenses and deposits	(5,314,124)	(7,997,182)
Other assets	9,715	(71,078)
Accounts payable	(2,655,935)	(577,693)
Accrued payroll and other expenses	806,845	(308,586)
Accrued interest	23,648	3,259,445
Other accrued liabilities	3,574,056	(3,865,509)
Net cash provided by operating activities	12,569,043	11,773,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(301,360)	(136,881)
Adjustment to cost related to Trump Indiana acquisition	-	(953,020)
Additions to property and equipment	(14,853,729)	(5,577,292)
Increase in Lakefront Capital Improvement Fund	(619,795)	-
Proceeds from disposal of equipment	116,305	703,083
Net cash used in investing activities	(15,658,579)	(5,964,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 ½% senior secured notes	-	(132,764)
Issuance costs for the 9 ¾% senior notes	-	(670,876)
Issuance costs for 12 ½% senior discount notes
pushed down from Majestic Holdco	-	(99,274)
Proceeds from line of credit	27,599,634	24,963,368
Repayment of line of credit	(20,250,049)	(34,283,222)
Repayment of debt	(82,809)	(1,058,176)
Distributions to Barden Development, Inc.	(2,150,245)	(4,469,715)
Net cash provided by (used in) financing activities	5,116,531	(15,750,659)

Net increase (decrease) in cash and cash equivalents	2,026,995	(9,941,610)

Cash and cash equivalents, beginning of period	25,531,924	32,368,249

Cash and cash equivalents, end of period	$27,558,919	$22,426,639

	For The Six Months Ended
	June 30,
	2007	2006
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID:	$25,600,111	$21,998,628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$4,156,022	$1,382,849
Capital assets acquired from incurring debt	$-	$110,730
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	$-	$75,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION

The Majestic Star Casino, LLC (the “Company”) is a wholly owned subsidiary of Majestic Holdco, LLC (“Majestic Holdco”) which is a wholly owned subsidiary of Barden Development, Inc. (“BDI”). The Company was formed on December 8, 1993, as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

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

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions.

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes (the “Senior Secured Notes”) due 2010. MSCC has no assets or operations.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) was formed in 2005 for the purpose of facilitating the offering of the Company’s $200.0 million 9 ¾% Senior Notes (the “Senior Notes”) due 2011. MSCC II is a co-obligor with the Company for the Senior Notes. MSCC II has no assets or operations.

Following the completion of the defeasance of the remaining Majestic Investor Holdings, LLC (“Investor Holdings”) 11.653% notes (“Investor Notes”) on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp (an entity created to facilitate the issuance of the Investor Notes) effective March 6, 2006. We also merged Majestic Investor, LLC and Investor Holdings into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Fitzgeralds Tunica and Fitzgeralds Black Hawk direct subsidiaries of The Majestic Star Casino, LLC.

Buffington Harbor Parking Associates, LLC (“BHPA”), which owned the parking garage at Buffington Harbor, was merged into Majestic Star in August 2006. In addition, Buffington Harbor Riverboats, LLC (“BHR”), the pavilion and joint docking facility for Majestic Star and Majestic Star II, was dissolved on December 31, 2006.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC and its wholly owned direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2006.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006 include the $63.5 million of 12½% Senior Discount Notes due 2011 (the “Discount Notes”), net of discount of $9.2 million and $12.4 million, respectively, issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our $80.0 million senior secured credit facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.2 million and $2.4 million of Discount Notes’ issuance costs, net of amortization, respectively, on the Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006. Amortization of issuance costs were $0.1 million and $0.3 million, respectively, for each of the quarters and six-month periods ended June 30, 2007 and 2006. Amortization of bond discount was $1.6 million and $1.4 million, respectively, for the quarters ended June 30, 2007 and 2006, and $3.2 million and $2.8 million, respectively, for the six months ended June 30, 2007 and June 30, 2006, as reflected in interest expense on the Company’s consolidated statements of operations. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $7.1 million and $8.1 million for the quarters ended June 30, 2007 and 2006, respectively, and $14.5 million and $16.0 million for the six months ended June 30, 2007 and 2006, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Rooms	$830,570	$1,053,417	$1,939,502	$1,641,773
Food and Beverage	4,640,552	2,690,074	8,869,057	5,259,727
Other	44,134	121,441	307,664	238,307
Total	$5,515,256	$3,864,932	$11,116,223	$7,139,807

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Cash based promotional activities	$5,230,596	$6,416,100	$10,676,399	$12,304,051
Slot club and other	1,912,019	1,702,793	3,858,041	3,729,267
Retail cost of rooms, food, beverage and other	8,069,727	4,737,930	14,417,519	9,658,340
Total	$15,212,342	$12,856,823	$28,951,959	$25,691,658

DOWNLOADABLE PROMOTIONAL CREDITS - At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem credits for cash, any jackpots won by the customer are a direct reduction in slot revenue. During the three- and six-month periods ended June 30, 2007, casino revenues were reduced by $2.4 million and $4.6 million, respectively, as a result of downloadable promotional credits.  During the three- and six-month periods ended June 30, 2006, casino revenues were reduced by $0.2 million as a result of downloadable promotional credits.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policy resulting from the following newly issued standards.

•
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB No. 157, “Fair Value Measurements” (“FASB 157”), to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating what impact, if any, FASB 157 will have on future reporting.

.
•
In February 2007, the FASB issued FASB No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“FASB 159”). FASB 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FASB 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. FASB 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of FASB 157, "Fair Value Measurements" (see above). We are currently evaluating whether to adopt the fair value option under FASB 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 4. LONG-TERM DEBT

	June 30, 2007	December 31, 2006
Long-term debt outstanding is as follows:
9 ½% senior secured notes due 2010	$300,000,000	$300,000,000
9 ¾% senior notes due 2011	200,000,000	200,000,000
Senior secured credit facility	53,086,509	45,736,924
Capitalized leases and other debt	149,679	232,487
Total long-term debt	553,236,188	545,969,411
Less current maturities	125,278	165,421
Total long-term debt, net of current maturities	$553,110,910	$545,803,990

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into various amendments to the loan and security agreement governing the Senior Secured Credit Facility, the most current of which is described below.

On March 15, 2007, the Company entered into Amendment Number Seven (“Amendment Seven”) to the Senior Secured Credit Facility. Amendment Seven modified the Company’s minimum EBITDA requirement for the 12-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007 to $65.0 million, respectively, modified the minimum EBITDA requirement for the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008 to $70.0 million, respectively, and modified the minimum EBITDA requirement to $72.0 million and $74.0 million, for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively. Amendment Seven also modified the Company’s interest coverage ratio requirement for the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, respectively, and modified the interest coverage ratio requirement to 1.25:1.0 for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively.

OTHER DEBT

The Company has various capital leases of approximately $0.1 million and other debt for equipment. These debt obligations are of a short duration.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2006, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a full description of our legal proceedings.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company had provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in United States District Court for the Northern District of Illinois against the Insurance Provider alleging: (i) breach of contract, (ii) unfair practices in settling claims, (iii) bad faith and (iv) breach of fiduciary duty. On June 8, 2007 the Insurance Provider filed an Answer, Affirmative Defense and Counterclaim Adding Parties (“Counterclaim”) asserting three separate substantive claims including: (i) recession, (ii) negligent misrepresentation and (iii) breach of contract, alleging that the Company failed to meet enrollment requirements, keep proper records and pay proper insurance premiums for covered employees. On June 28, 2007 the Company responded to the Counterclaim with an Answer and Affirmative Defenses to Counterclaim denying the above Counterclaim’s allegations. While the Company continues to believe that it is entitled to reimbursement of all claims paid under the obligations of the insurance policy, at this point in time the Company is unable to assess the amount or likelihood of recovery.

TAX MATTERS

Majestic Star Income Tax Protest. The Company and its ultimate parent, BDI, have been assessed $2.6 million and $1.3 million, respectively, plus interest, by the Indiana Department of Revenue (the “Department”). Additionally, BDI’s non-resident shareholder has been assessed $0.2 million, plus penalty and interest. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department’s position is that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI’s non-resident shareholder timely filed protests for all tax years at issue with the Legal Division of the Department. The Department sustained the imposition of negligence penalties on the assessments, but denied the protest of the tax amount assessed to the extent that amounts assessed are in excess of net operating losses available to BDI’s non-resident shareholder. The Company and BDI have filed petitions with the Indiana Tax Court appealing the Department’s ruling on the $2.6 million and $1.3 million assessments. BDI's non-resident shareholder filed an appeal with the Indiana Tax Court on May 14, 2007 regarding the $0.2 million assessment. The Department has issued discovery requests to which the Company is in the process of responding. Upon the completion of discovery process, the Indiana Tax Court will schedule this matter for trial or dispositive pre-trial motions. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions until it has fully evaluated its options with BDI.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

BHR and Majestic Star Sales and Use Tax Assessments. For the years 1998 through 2004, the Department assessed BHR and Majestic Star $0.9 million for unpaid sales and use taxes related to merchandise and other products provided to the guests and employees of Majestic Star and BHR at no charge and the provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members Majestic Star and Trump Indiana, Inc. and to Majestic Star directly. Based on Hyatt Corp v. Indiana Department of State Revenue (“Hyatt”), BHR and Majestic Star believe that they have no sales and use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. Majestic Star and BHR are arguing that food prepared for human consumption and provided to customers and employees on a complimentary basis are not taxable per the Hyatt decision. Should the Department prevail with its position that sales taxes are due on the value of complimentary meals Majestic Star and BHR provided to employees and customers of Majestic Star, the estimated 2005 sales tax exposure for the complimentary meals will be an additional $0.1 million. Pursuant to the terms of the stock purchase agreement with Trump Entertainment Resorts Holdings, L.P. (“TERH”), TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities. With regard to BHR’s sales and use tax assessments, BHR protested these proposed assessments in August 2006, the Department issued a ruling in June, 2007 denying BHR’s protest, and BHR anticipates that an appeal of that ruling will be filed on or before August 20, 2007. The indemnification amount would be $0.4 million for BHR’s sales and use tax assessments. Estimated exposure for the years ended December 31, 2005, December 31, 2006 and the first six months of 2007, which would be the Company’s obligation only, would be approximately $0.1 million, $0.2 million and $0.2 million, respectively. On May 1, 2007, the Indiana Tax Court issued a decision in another sales and use tax case involving a riverboat casino with facts similar to the facts in Majestic Star’s and BHR’s cases outlined above. In that case, the court ruled that the provision of food and non-food items provided to that casino’s customers on a complimentary basis did not constitute retail sales subject to Indiana sales tax, and that the provision of food for human consumption, which had been exempt from Indiana sales tax when purchased, was likewise exempt from use tax when such food was later prepared and provided to patrons on a complimentary basis. On May 31, 2007, the Department filed a Petition for Review of the Tax Court’s decision in that case with the Indiana Supreme Court. On August 7, 2007, the Indiana Supreme Court issued an order denying further review of the Tax Court’s decision.

GAMING AND OTHER REGULATIONS

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

NOTE 6. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2007 and 2006 include $63.5 million of Discount Notes, net of discount of $9.2 million and $12.4 million as of June 30, 2007 and December 31, 2006, respectively, issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, including Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

During the six months ended June 30, 2006, the Company made distributions totaling $3.6 million to BDI pursuant to the Manager Agreement. No distributions were made during the six months ended June 30, 2007.

Tax Distributions. Pursuant to the terms of each of the Senior Secured Notes and Senior Notes indentures and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2007, the Company made a tax distribution of $2.2 million to BDI for resolution of an IRS audit of BHR, and 2006 and 2007 Indiana taxes. In the second quarter of 2006, the Company made a tax distribution of $0.9 million to BDI for 2005 Indiana tax liabilities and estimated 2006 taxes.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in general and administrative expenses in the consolidated statements of operations. For the three and six months ended June 30, 2007, the Company charged Barden Nevada $0.4 million and $0.8 million, respectively, pursuant to the expense sharing agreement. For the three and six months ended June 30, 2006, the Company charged Barden Nevada $0.4 million and $0.7 million pursuant to the expense sharing agreement.

      Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of June 30, 2007, there was no principal balance outstanding on the promissory note.

NOTE 7. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”). The Majestic Properties for 2006 and through the six months ended June 30, 2007 include Majestic Star and Majestic Star II. BHPA was merged into Majestic Star on August 4, 2006, and BHR was dissolved into Majestic Star on December 31, 2006. Both are shown as if the transactions had been completed as of January 1, 2006.

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level gaming customers. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment and expenditures for additions to long-lived assets for the three months and six months ended June 30, 2007 and 2006, respectively, are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(amounts in thousands)
Net revenues:
Majestic Properties	$62,864	$56,064	$126,088	$125,575
Fitzgeralds Tunica	22,406	21,237	42,926	42,970
Fitzgeralds Black Hawk	7,635	8,256	15,585	16,930
Total	$92,905	$85,557	$184,599	$185,475

Operating income (loss):
Majestic Properties	$9,657	$10,274	$19,367	$25,139
Fitzgeralds Tunica	2,024	1,907	2,875	5,586
Fitzgeralds Black Hawk	1,505	1,988	3,115	3,730
Corporate (1)	(1,779)	(1,931)	(3,532)	(3,772)
Total	$11,407	$12,238	$21,825	$30,683

Segment depreciation and amortization:
Majestic Properties	$4,682	$5,078	$9,533	$10,105
Fitzgeralds Tunica	2,689	2,184	5,358	4,330
Fitzgeralds Black Hawk	630	556	1,250	1,132
Corporate (1)	31	29	60	53
Total	$8,032	$7,847	$16,201	$15,620

Expenditure for additions to long-lived assets:
Majestic Properties	$3,364	$761	$4,528	$2,927
Fitzgeralds Tunica	1,562	835	5,611	1,337
Fitzgeralds Black Hawk	3,814	701	4,666	1,190
Corporate	26	118	49	123
Total	$8,766	$2,415	$14,854	$5,577

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,572,952	$-	$19,985,967	$-			$27,558,919
Restricted cash	2,588,241	-	1,040,000	-			3,628,241
Accounts receivable, net	1,828,765	-	2,701,283	-			4,530,048
Inventories	386,515	-	688,597	-			1,075,112
Prepaid expenses and deposits	3,705,681	-	3,914,754	-			7,620,435
Receivable from affiliate	3,557,228	-	38,586	(2,865,747)	(	a)	730,067
Investment in subsidiaries	137,878,120	-	-	(137,878,120)	(	b)	-
Total current assets	157,517,502	-	28,369,187	(140,743,867)			45,142,822

Property, equipment and improvements, net	144,803,968	-	132,675,578	-			277,479,546
Intangible assets, net	-	-	123,665,919	-			123,665,919
Goodwill	-	-	47,431,442	-			47,431,442
Other assets:
Deferred financing and transaction cost, net	11,410,448	-	-	-			11,410,448
Deferred financing and transaction cost, net,
pushed down from Majestic Holdco (c)	2,181,469	-	-	-			2,181,469
Long-term receivable - related party	203,749,438	-	34,918,450	(238,667,888)	(	a)	-
Other assets	1,159,753	-	1,637,347	-			2,797,100
Total other assets	218,501,108	-	36,555,797	(238,667,888)			16,389,017
Total assets	$520,822,578	$-	$368,697,923	$(379,411,755)			$510,108,746

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,307,560	$-	$2,815,005	$-			$4,122,565
Current portion of long-term debt	46,129	-	79,149	-			125,278
Payable to related party	-	-	2,865,747	(2,865,747)	(	a)	-
Accrued liabilities:
Payroll and related	4,227,094	-	5,696,477	-			9,923,571
Interest	10,774,017	-	261	-			10,774,278
Property and franchise taxes	8,027,263	-	5,001,036	-			13,028,299
Other accrued liabilities	4,455,388	-	10,588,290	-			15,043,678
Total current liabilities	28,837,451	-	27,045,965	(2,865,747)			53,017,669

Due to related parties	34,918,451	-	203,749,437	(238,667,888)	(	a)	-
Long-term debt, net of current maturities	553,086,509	300,000,000	24,401	(300,000,000)	(	d)	553,110,910
Long-term debt pushed down from Majestic Holdco (e)	54,316,418	-	-	-			54,316,418
Total liabilities	671,158,829	300,000,000	230,819,803	(541,533,635)			660,444,997
Member's (deficit) equity	(150,336,251)	(300,000,000)	137,878,120	162,121,880	(	b) (d)	(150,336,251)
Total liabilities and member's deficit	$520,822,578	$-	$368,697,923	$(379,411,755)			$510,108,746

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of June 30, 2007

(a)	To eliminate intercompany receivables and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(d)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,101,841	$-	$16,430,083	$-			$25,531,924
Restricted cash	2,286,881	-	1,040,000	-			3,326,881
Accounts receivable, net	2,014,267	-	5,568,209	-			7,582,476
Inventories	196,681	-	691,611	-			888,292
Prepaid expenses and deposits	824,865	-	1,481,446	-			2,306,311
Receivable from affiliate	6,186,636	-	-	(5,731,366)	(	a)	455,270
Investment in subsidiaries	119,861,069	-	-	(119,861,069)	(	b)	-
Total current assets	140,472,240	-	25,211,349	(125,592,435)			40,091,154

Property, equipment and improvements, net	146,207,554	-	129,528,028	-			275,735,582
Intangible assets, net	-	-	125,395,502	-			125,395,502
Goodwill	-	-	47,431,442	-			47,431,442
Other assets:
Deferred financing and transaction cost, net	13,083,100	-	-	-			13,083,100
Deferred financing and transaction cost, net,
pushed down from Majestic Holdco (c)	2,435,620	-	-	-			2,435,620
Long-term receivable - related party	223,649,437	-	7,757,546	(231,406,983)	(	a)	-
Other assets	503,637	-	1,683,383	-			2,187,020
Total other assets	239,671,794	-	9,440,929	(231,406,983)			17,705,740
Total assets	$526,351,588	$-	$337,007,250	$(356,999,418)			$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,166,672	$-	$2,324,928	$-			$4,491,600
Current portion of long-term debt	60,091	-	105,330	-			165,421
Payable to related party	2,095	-	5,729,271	(5,731,366)	(	a)	-
Accrued liabilities:
Payroll and related	3,131,620	-	5,985,106	-			9,116,726
Interest	10,750,630	-	-	-			10,750,630
Property and franchise taxes	5,178,856	-	3,764,119	-			8,942,975
Other accrued liabilities	5,476,552	-	10,078,395	-			15,554,947
Total current liabilities	26,766,516	-	27,987,149	(5,731,366)			49,022,299

Due to related parties	42,298,987	-	189,107,996	(231,406,983)	(	a)	-
Long-term debt, net of current maturities	545,752,954	300,000,000	51,036	(300,000,000)	(	d)	545,803,990
Long-term debt pushed down from Majestic Holdco (e)	51,123,692	-	-	-			51,123,692
Total liabilities	665,942,149	300,000,000	217,146,181	(537,138,349)			645,949,981
Member's (deficit) equity	(139,590,561)	(300,000,000)	119,861,069	180,138,931	(	b) (d)	(139,590,561)
Total liabilities and member's deficit	$526,351,588	$-	$337,007,250	$(356,999,418)			$506,359,420

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of December 31, 2006

(a)	To eliminate intercompany receivables and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(d)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$35,563,791	$-	$60,574,022	$-			$96,137,813
Rooms	-	-	3,049,522	-			3,049,522
Food and beverage	2,533,664	-	4,377,413	-			6,911,077
Other	919,318	-	1,099,566	-			2,018,884
Gross revenues	39,016,773	-	69,100,523	-			108,117,296
Less promotional allowances	5,192,409	-	10,019,933	-			15,212,342
Net operating revenues	33,824,364	-	59,080,590	-			92,904,954

OPERATING COSTS AND EXPENSES:
Casino	7,638,795	-	15,517,387	-			23,156,182
Rooms	-	-	1,019,652	-			1,019,652
Food and beverage	1,399,320	-	1,387,822	-			2,787,142
Other	249,369	-	230,707	-			480,076
Gaming taxes	9,991,123	-	12,167,324	-			22,158,447
Advertising and promotion	1,406,717	-	4,501,083	-			5,907,800
General and administrative	6,008,544	-	7,667,731	-			13,676,275
Corporate expense	1,748,592	-	-	-			1,748,592
Economic incentive tax - City of Gary	924,216	-	787,960	-			1,712,176
Depreciation and amortization	2,933,260	-	5,098,467	-			8,031,727
Loss on disposal of assets	87,600	-	732,688	-			820,288
Total operating costs and expenses	32,387,536	-	49,110,821	-			81,498,357

Operating income	1,436,828	-	9,969,769	-			11,406,597

OTHER INCOME (EXPENSE):
Interest income	100,070	-	61,799	-			161,869
Interest expense	(13,716,494)	-	(1,648)	-			(13,718,142)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(1,762,465)	-	-	-			(1,762,465)
Other non-operating expense	(15,806)	-	-	-			(15,806)
Equity in net income of subsidiaries	10,029,920	-	-	(10,029,920)	(	c)	-
Total other (expense) income	(5,364,775)	-	60,151	(10,029,920)			(15,334,544)

Net (loss) income	$(3,927,947)	$-	$10,029,920	$(10,029,920)			$(3,927,947)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$32,572,164	$-	$57,369,992	$-			$89.942.156
Rooms	-	-	2,848,379	-			2,848,379
Food and beverage	423,023	-	3,540,735	-			3,963,758
Other	818,945	-	840,740	-			1,659,685
Gross revenues	33,814,132	-	64,599,846	-			98,413,978
Less promotional allowances	2,620,584	-	10,236,239	-			12,856,823
Net operating revenues	31,193,548	-	54,363,607	-			85,557,155

OPERATING COSTS AND EXPENSES:
Casino	5,997,951	-	14,544,419	-			20,542,370
Rooms	-	-	421,991	-			421,991
Food and beverage	459,821	-	1,701,000	-			2,160,821
Other	7,971	-	223,444	-			231,415
Gaming taxes	9,206,840	-	10,825,087	-			20,031,927
Advertising and promotion	1,239,149	-	3,149,326	-			4,388,475
General and administrative	6,219,331	-	8,017,695	-			14,237,026
Corporate expense	1,901,961	-	-	-			1,901,961
Economic incentive tax - City of Gary	867,014	-	678,011	-			1,545,025
Depreciation and amortization	3,028,120	-	4,818,979	-			7,847,099
Loss on disposal of assets	-	-	10,686	-			10,686
Total operating costs and expenses	28,928,158	-	44,390,638	-			73,318,796

Operating income	2,265,390	-	9,972,969	-			12,238,359

OTHER INCOME (EXPENSE):
Interest income	47,966	-	38,344	-			86,310
Interest expense	(13,428,331)	-	(6,481)	-			(13,434,812)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(1,575,896)	-	-	-			(1,575,896)
Other non-operating expense	(23,955)	-	-	-			(23,955)
Equity in net income of subsidiaries	10,004,832	-	-	(10,004,832)	(	c)	-
Total other (expense) income	(4,975,384)	-	31,863	(10,004,832)			(14,948,353)

Net (loss) income	$(2,709,994)	$-	$10,004,832	$(10,004,832)			$(2,709,994)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$72,407,450	$-	$118,860,923	$-			$191,268,373
Rooms	-	-	5,594,467	-			5,594,467
Food and beverage	4,589,175	-	8,197,157	-			12,786,332
Other	1,833,370	-	2,067,990	-			3,901,360
Gross revenues	78,829,995	-	134,720,537	-			213,550,532
Less promotional allowances	10,132,937	-	18,819,022	-			28,951,959
Net operating revenues	68,697,058	-	115,901,515	-			184,598,573

OPERATING COSTS AND EXPENSES:
Casino	15,026,587	-	31,788,232	-			46,814,819
Rooms	-	-	2,091,836	-			2,091,836
Food and beverage	2,650,970	-	2,847,950	-			5,498,920
Other	509,971	-	473,226	-			983,197
Gaming taxes	20,344,454	-	24,121,937	-			44,466,391
Advertising and promotion	2,725,968	-	8,630,065	-			11,356,033
General and administrative	11,951,783	-	15,663,402	-			27,615,185
Corporate expense	3,471,794	-	-	-			3,471,794
Economic incentive tax - City of Gary	1,889,668	-	1,576,097	-			3,465,765
Depreciation and amortization	5,993,349	-	10,208,030	-			16,201,379
Loss on disposal of assets	87,600	-	720,963	-			808,563
Total operating costs and expenses	64,652,144	-	98,121,738	-			162,773,882

Operating income	4,044,914	-	17,779,777	-			21,824,691

OTHER INCOME (EXPENSE):
Interest income	133,280	-	240,766	-			374,046
Interest expense	(27,293,340)	-	(3,492)	-			(27,296,832)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(3,446,879)	-	-	-			(3,446,879)
Other non-operating expense	(50,471)	-	-	-			(50,471)
Equity in net income of subsidiaries	18,017,051	-	-	(18,017,051)	(	c)	-
Total other (expense) income	(12,640,359)	-	237,274	(18,017,051)			(30,420,136)

Net (loss) income	$(8,595,445)	$-	$18,017,051	$(18,017,051)			$(8,595,445)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$69,021,309	$-	$124,806,338	$-			$193,827,647
Rooms	-	-	5,612,771	-			5,612,771
Food and beverage	925,177	-	7,393,657	-			8,318,834
Other	1,622,655	-	1,785,040	-			3,407,695
Gross revenues	71,569,141	-	139,597,806	-			211,166,947
Less promotional allowances	5,147,804	-	20,543,854	-			25,691,658
Net operating revenues	66,421,337	-	119,053,952	-			185,475,289

OPERATING COSTS AND EXPENSES:
Casino	12,334,810	-	31,138,237	-			43,473,047
Rooms	-	-	1,606,195	-			1,606,195
Food and beverage	968,983	-	3,308,210	-			4,277,193
Other	15,400	-	474,080	-			489,480
Gaming taxes	19,608,705	-	24,846,550	-			44,455,255
Advertising and promotion	2,624,287	-	5,914,333	-			8,538,620
General and administrative	13,607,833	-	15,657,728	-			29,265,561
Corporate expense	3,719,665	-	-	-			3,719,665
Economic incentive tax - City of Gary	1,787,746	-	1,564,268	-			3,352,014
Depreciation and amortization	5,986,730	-	9,633,118	-			15,619,848
Gain on disposal of assets	(2,727)	-	(1,577)	-			(4,304)
Total operating costs and expenses	60,651,432	-	94,141,142	-			154,792,574

Operating income	5,769,905	-	24,912,810	-			30,682,715

OTHER INCOME (EXPENSE):
Interest income	122,586	-	99,791	-			222,377
Interest expense	(26,721,265)	-	(27,436)	-			(26,748,701)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(3,070,254)	-	-	-			(3,070,254)
Other non-operating expense	(51,203)	-	-	-			(51,203)
Equity in net income of subsidiaries	24,985,165	-	-	(24,985,165)	(	c)	-
Total other (expense) income	(4,734,971)	-	72,355	(24,985,165)			(29,647,781)

Net income	$1,034,934	$-	$24,985,165	$(24,985,165)			$1,034,934

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(19,488,925)	$-	$32,057,968	$-	$12,569,043

CASH FLOWS FROM INVESTING ACTIVITIES: Increase in restricted cash	(301,360)	-	-	-	(301,360)
Additions to property and equipment	(4,409,056)	-	(10,444,673)	-	(14,853,729)
Increase in Lakefront Capital Improvement Fund	(619,795)	-	-	-	(619,795)
Proceeds from disposal of equipment	20,900	-	95,405	-	116,305
Net cash used in investing activities	(5,309,311)	-	(10,349,268)	-	(15,658,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	27,599,634	-	-	-	27,599,634
Repayment of line of credit	(20,250,049)	-	-	-	(20,250,049)
Advances from (to) affiliates	18,100,000	-	(18,100,000)	-	-
Repayment of debt	(29,993)	-	(52,816)	-	(82,809)
Distribution to Barden Development, Inc.	(2,150,245)	-	-	-	(2,150,245)
Net cash provided by (used in) financing activities	23,269,347	-	(18,152,816)	-	5,116,531

Net (decrease) increase in cash and cash equivalents	(1,528,889)	-	3,555,884	-	2,026,995

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$7,572,952	$-	$19,985,967	$-	$27,558,919

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor		Eliminating	Total
	LLC	Capital Corp.	Subsidiaries		Entries	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES :	$(3,973,378)	$-	$	$ 15,746,537	$-	$	$ 11,773,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-		-	-		(136,881)
Adjustment to costs related to the Trump Indiana acquisition	-	-		(953,020)	-		(953,020)
Additions to property and equipment	(2,912,493)	-		(2,664,799)	-		(5,577,292)
Proceeds from disposal of equipment	134,068	-		569,015	-		703,083
Net cash used in investing activities	(2,915,306)	-		(3,048,804)	-		(5,964,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs (a)	(902,914)	-		-	-		(902,914)
Repayment of line of credit	(34,283,222)	-		-	-		(34,283,222)
Proceeds from line of credit	24,963,368	-		-	-		24,963,368
Advances from (to) affiliates	19,350,000	-		(19,350,000)	-		-
Repayment of debt	-	-		(1,058,176)	-		(1,058,176)
Distributions to Barden Development, Inc.	(4,469,715)	-		-	-		(4,469,715)
Net cash provided by (used in) financing activities	4,657,517	-		(20,408,176)	-		(15,750,659)

Net decrease in cash and cash equivalents	(2,231,167)	-		(7,710,443)	-		(9,941,610)

Cash and cash equivalents, beginning of period	8,084,908	-		24,283,341	-		32,368,249

Cash and cash equivalents, end of period	$5,853,741	$-	$	$ 16,572,898	$-	$	$ 22,426,639

(a)	Includes the pushdown of $0.1 million of issuance costs of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements. Forward-looking statements include the words “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

For a more complete description of the risk factors that may affect our business, see the risk factors set forth in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in Part II of this report, and elsewhere in this report.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries operate two riverboat gaming facilities, Majestic Star and Majestic Star II, located in Gary, Indiana and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi, Fitzgeralds Tunica, and Black Hawk, Colorado (casino only), Fitzgeralds Black Hawk. The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC for support services. See Note 6 to the Consolidated Financial Statements.

COMPANY DEVELOPMENTS

The Majestic Properties

During the second quarter of 2007 the Majestic Properties continued to be aggressive with marketing and promotions in order to drive casino volumes and enhance customer loyalty. As a result, we saw our casino revenues grow by 13.3% over the second quarter of 2006 and our northwest Indiana market share increase from 18.6% in the second quarter of 2006 to 20.1% in the second quarter of this year. However, our aggressive marketing and promotions have impacted margins, with our operating margin (defined as operating income divided by net revenues) declining to 15.4% in the 2007 period from 18.3% in the 2006 period.

As previously reported, we took control of the food and beverage operations within the Buffington Harbor pavilion in the first quarter of 2007. We continue to improve these restaurant outlets. During the second quarter the steakhouse was remodeled and re-branded as Don B’s. We are in the process of improving the look and experience in the buffet. Wings and Things, a fast food outlet that was opened earlier in the year, has been a success with our guests.

During the second quarter of 2007 we had the grand opening of our new baccarat room. We are pleased with the initial table game volumes being generated by the room. Since baccarat is primarily catering to our Asian customers, we have enhanced our Asian player development programs. We are also upgrading and improving our high limit table game room and we recently renovated and improved the high limit slot lounge.

We have made various changes to our marketing and promotional activities, including introducing a new advertising agency and increased player development events. We have also partnered with the Heartland Poker Tour on tournaments being held in our poker room. Partnering with the Heartland Poker Tour has enhanced poker revenues and brought exposure to our facilities. We have also expanded our entertainment options to drive casino volumes.

In the third quarter of 2007 we will be revising our marketing campaigns and moving toward utilization of downloadable credits at our slot machines.  Downloadable promotional credits will reduce the walk factor associated with customers cashing in direct mail coupons and leaving the property. Unlike Fitzgeralds Tunica, redemption of promotional credits is treated as casino revenue for tax purposes and as a result the Majestic Properties will be remitting taxes on the value of  promotional credits redeemed by our customers to the state of Indiana.

We are also continuing to develop designs and plans for a single level gaming vessel to be located directly adjacent to our existing riverboats in Buffington Harbor. Plans include a new pavilion containing various food and beverage venues, a single level gaming vessel containing 2,500-3,500 slot machines, 50-80 table games, a poker room, and various other venues. Our ability to finance such a project is limited given our current capital structure; however, we are exploring all of our options.

Fitzgeralds Tunica

The Tunica market continues to be extremely competitive. In addition, we believe that the re-opening of casinos along the Mississippi gulf coast is causing customers, who were displaced due to the hurricanes in 2005, and found Tunica as a gambling option, are now returning to the new gulf coast casino facilities. The property management team continues its focus on improving the quality of customer. Management’s efforts are seen in the 26.2% increase in table games drop over the second quarter of 2006. However, volatility in our table games win percentage exists. While the win percentage in the second quarter was 1.4% greater than in the same quarter last year, for the six months ended June 30, 2007, our table games win percentage is 3.3% below last year’s level. The lower year-to-date win percentage in table games has impacted our table games revenues by $1.1 million (measured by taking this year’s table games drop times last year’s table games win percentage and subtracting from this year’s table games revenues).

During the second quarter of 2007, we completed the upgrading and remodeling of the hotel at a cost of approximately $7.3 million. The newly remodeled rooms work hand in hand with our strategy to improve the quality of the casino’s customers. The remodeled rooms give our customer a feeling of luxury and elegance. As a result of the hotel remodel project, we lost availability to approximately 12,000 room nights during the first half of the year. The decline in room supply impacted our revenues by approximately $0.3 million.

Fitzgeralds Black Hawk

Results at our Fitzgeralds Black Hawk property were lower for the three- and six-month periods ended June 30, 2007 than for the three and six-month periods ended June 30, 2006. Impacting our financial results was repaving and rock mitigation work on Highway 6 (the main highway) into Black Hawk, which closed the road until 3:30 pm daily during weekdays from April 30 to May 25. Also, our revenues continue to be impacted by improved facilities and marketing efforts at our competitors.

The property expansion project is continuing as planned. We anticipate completion of the expanded casino in June/July of 2008. So far the disruption to our existing casino operations has been minimal; however, we anticipate that our customers will begin to experience greater inconvenience as the project moves forward. Recently we changed vehicle egress from the property and the location in which guests retrieve their cars. We are taking necessary steps to reduce customer inconvenience and have implemented promotions to reward customers for their patience during the expansion project.

During the second quarter of 2007 we launched new player development initiatives and enhanced our player development team. In the near future we will be revising our customer reactivation, recruitment and retention strategies.

CONSOLIDATED FINANCIAL RESULTS

The discussion of our consolidated financial results for the three and six months ended June 30, 2007 is inclusive of Majestic Star, Majestic Star II, Fitzgeralds Tunica, Fitzgeralds Black Hawk, the Company’s corporate overhead and interest expense and the pushdown of the Discount Notes, related financing costs and amortization of financing costs of Majestic Holdco.

Discount Notes

Majestic Holdco, the Company’s parent, issued, in conjunction with its co-issuer, Majestic Holdco, Inc., $63.5 million, net of original issue discount, of 12 ½% Senior Discount Notes due 2011. The Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006 include the pushdown of Discount Notes of $54.3 million and $51.1 million, respectively, net of original issue discount. Also pushed down are financing costs of $2.2 million and $2.4 million, both net of amortization as of June 30, 2007 and December 31, 2006. The Company is also reflecting $1.8 million and $1.6 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $3.4 million and $3.1 million for the six-month periods ended June 30, 2007 and 2006, respectively, of amortization of original issue discount and financing costs within its consolidated statements of operations and cash flows. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

Consolidated Operating Results: Second Quarter 2007 Compared to the Second Quarter 2006

Consolidated gross operating revenues increased $9.7 million, or 9.9%, to $108.1 million in the three-month period ended June 30, 2007 from $98.4 million in the three-month period ended June 30, 2006. The increase is due to higher gross revenues at the Majestic Properties of $10.8 million, partially offset by lower gross revenues at Fitzgeralds Tunica and Fitzgeralds Black Hawk of $0.6 million and $0.5 million, respectively.

Consolidated casino revenues, which comprise 88.9% of consolidated gross revenues, increased $6.2 million, or 6.9%, to $96.1 million, in the three-month period ended June 30, 2007, from $89.9 million in the similar period last year. The increase is due to higher casino revenues at the Majestic Properties of $7.7 million, partially offset by lower casino revenues at Fitzgeralds Tunica and Fitzgeralds Black Hawk of $1.0 million and $0.5 million, respectively. The decline at the latter two properties is due to the competitive markets in which our casinos operate as well as the implementation of downloadable promotional credits at our Fitzgeralds Tunica property (see discussion below).

Consolidated food and beverage revenues increased $2.9 million to $6.9 million in the current quarter, primarily due to a $2.6 million increase at the Majestic Properties. The increase at the Majestic Properties results from taking over the food and beverage operations in the Buffington Harbor pavilion.

During the second quarter of 2007, promotional allowances, which are deducted from gross operating revenues to arrive at net revenues, increased $2.4 million to $15.2 million from $12.9 million in the same quarter last year. The increase is due to enhanced promotional efforts at the Majestic Properties, which increased $4.0 million. As mentioned above, the Majestic Properties were more aggressive with promotional allowances in order to increase customer visits and attract new customers to the properties. Fitzgeralds Tunica had a decrease in promotional allowances of $1.7 million, resulting from downloadable promotional credits.

In the three-month period ended June 30, 2007, as compared to the same three-month period last year, operating costs and expenses increased by $8.2 million. Operating expenses were up $7.4 million at the Majestic Properties, primarily as a result of greater casino, room, food and beverage and gaming tax expenses, plus an $0.8 million loss on sale and write down of obsolete slot machines, and $1.1 million at Fitzgeralds Tunica, primarily as a result of greater advertising and promotional expenses. Operating costs and expenses declined $0.1 million each at Fitzgeralds Black Hawk and corporate.

As a result of a $7.3 million increase in net revenues, which follows from our $9.7 million increase in gross revenues and the $2.4 million increase in promotional allowances, and our $8.2 million increase in operating expenses, operating income declined by $0.8 million. Additionally, interest expense increased $0.5 million, resulting in an increase of consolidated net loss by $1.2 million.

Consolidated Operating Results: Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Consolidated gross operating revenues increased $2.4 million, or 1.1%, to $213.6 million in the six-month period ended June 30, 2007 from $211.2 million in the six-month period ended June 30, 2006. The increase is due to higher gross revenues at the Majestic Properties of $7.9 million, partially offset by lower gross revenues at Fitzgeralds Tunica and Fitzgeralds Black Hawk of $4.1 million and $1.5 million, respectively.

Consolidated casino revenues, which comprise 89.6% of consolidated gross revenues, decreased $2.6 million, or 1.3%, to $191.3 million, in the six-month period ended June 30, 2007, from $193.8 million in the similar period last year. The decline is due to the competitive markets in which our casinos operate, a decline in table games win percentages, particularly at our Majestic Properties and Fitzgeralds Tunica, and the implementation of downloadable promotional credits, again at our Fitzgeralds Tunica property.

Consolidated food and beverage revenues increased $4.5 million to $12.8 million, primarily due to a $4.2 million increase at the Majestic Properties. Again, the improved food and beverage revenues at the Majestic Properties results from our taking over the restaurant operations in the Buffington Harbor pavilion.

During the six-month period ended June 30, 2007, promotional allowances, which are deducted from gross operating revenues to arrive at net revenues, increased $3.3 million to $29.0 million from $25.7 million in the same period last year. The increase is due to enhanced promotional efforts at the Majestic Properties, which increased $7.4 million. As mentioned above, the Majestic Properties were more aggressive with promotional allowances in order to increase customer visits and attract new customers to the properties. Fitzgeralds Tunica had a decrease in promotional allowances of $4.0 million, resulting from downloadable promotional credits.

In the six-month period ended June 30, 2007, as compared to the same six-month period last year, operating costs and expenses increased by $8.0 million. Operating expenses were up $6.3 million at the Majestic Properties, primarily as a result of greater casino, food and beverage, advertising and promotional, and gaming tax expenses, plus the loss on sale and write-down of obsolete slot machines as mentioned earlier, partly offset by a decrease in general and administrative expense. Operating expenses increased $2.7 million at Fitzgeralds Tunica, primarily as a result of greater advertising and promotional, and depreciation expenses. Operating costs and expenses declined $0.7 million at Fitzgeralds Black Hawk and $0.2 million at corporate.

As a result of a $0.9 million decline in net revenues, which follows from our $2.4 million increase in gross revenues and the $3.3 million increase in promotional allowances, and our $8.0 million increase in operating expenses, operating income declined by $8.9 million. Coupling the decline in operating income with a $0.9 million increase in interest expense results in a $9.6 million decline in consolidated net income.

OTHER DEVELOPMENTS THAT MAY IMPACT OUR OPERATIONS

•	Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses.

•
Enhancements to existing casino facilities of our competitors and new casino facilities that should open in the second half of 2007 and in 2008 will increase the level of competition our Majestic Properties experience in northwest Indiana.

•
As mentioned previously, Fitzgeralds Tunica’s management team continues to make improvements to the property in order to attract customers that have a higher worth to the casino. Part of the property’s future plans includes a high-limit blackjack pit, remodeling the casino floor, opening a small poker room and remodeling the buffet. Our ability to undertake these projects will be contingent on improving cash flow.

•
The Company’s ability to undertake significant property remodel and expansion projects in order to remain competitive in its markets is contingent upon its ability to successfully acquire the necessary financing to undertake these projects. The Company, under the terms of the indentures governing its outstanding notes and the loan and security agreement governing its Senior Secured Credit Facility, must meet certain financial ratios before incurring any additional debt. Given the Company’s current and past financial performance, the ability of the Company to incur additional debt, under the existing indentures and loan and security agreement is limited.

Operating Results by Entity
	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Gross revenues:
Majestic Properties	$71,758	$60,955	$143,260	$135,344
Fitzgeralds Tunica	27,303	27,867	52,087	56,163
Fitzgeralds Black Hawk	9,056	9,592	18,204	19,660
Total	$108,117	$98,414	$213,551	$211,167

Net revenues:
Majestic Properties	$62,864	$56,064	$126,088	$125,575
Fitzgeralds Tunica	22,406	21,237	42,926	42,970
Fitzgeralds Black Hawk	7,635	8,256	15,585	16,930
Total	$92,905	$85,557	$184,599	$185,475

Casino revenues:
Majestic Properties	$65,802	$58,075	$132,270	$129,205
Fitzgeralds Tunica	21,912	22,912	42,018	46,264
Fitzgeralds Black Hawk	8,424	8,955	16,980	18,359
Total	$96,138	$89,942	$191,268	$193,828

Operating income (loss):
Majestic Properties	$9,657	$10,274	$19,367	$25,139
Fitzgeralds Tunica	2,024	1,907	2,875	5,586
Fitzgeralds Black Hawk	1,505	1,988	3,115	3,730
Corporate (1)	(1,779)	(1,931)	(3,532)	(3,772)
Total	$11,407	$12,238	$21,825	$30,683

Operating margin (2):
Majestic Properties	15.4%	18.3%	15.4%	20.0%
Fitzgeralds Tunica	9.0%	9.0%	6.7%	13.0%
Fitzgeralds Black Hawk	19.7%	24.1%	20.0%	22.0%
Total	12.3%	14.3%	11.8%	16.5%

Expenditure for additions to long-lived assets:
Majestic Properties	$3,364	$761	$4,528	$2,927
Fitzgeralds Tunica	1,562	835	5,611	1,337
Fitzgeralds Black Hawk	3,814	701	4,666	1,190
Corporate	26	118	49	123
Total	$8,766	$2,415	$14,854	$5,577

Notes:
(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2)	Operating margin is calculated by dividing operating income by net revenues.

Property Operating Results: June 30, 2007 Compared To June 30, 2006

Majestic Properties

Gross revenues for the quarter ended June 30, 2007 were $71.8 million at the Majestic Properties compared to $61.0 million in the same period in 2006, an increase of $10.8 million, or 17.7%. Casino revenues, which make up 91.7% of the gross revenues, were $65.8 million, an increase of $7.7 million, or 13.3%, compared to $58.1 million in the prior year. The increase in casino revenues resulted from increases in slot coin in of 2.7% and table games drop of 54.3%.  Food and beverage revenues were $3.5 million in the second quarter of 2007 compared to $0.9 million in the same quarter last year, an increase of $2.6 million as a result of the Majestic Properties taking over the food and beverage operations in the Buffington Harbor pavilion during the first quarter of 2007.

For the quarter ended June 30, 2007, operating income was $9.7 million compared to $10.3 million in the prior year quarter, a decrease of $0.6 million. The decrease was the result of increases of $4.0 million in promotional allowances and $7.4 million in operating costs and expenses. Promotional allowances increased due to higher complimentary food and beverage revenues as a result of the Majestic Properties taking over the food and beverage operations in the Buffington Harbor pavilion. These food and beverage operations were previously operated by third parties, who charged the Majestic Properties for meals provided to the casino customers of the Majestic Properties. Casino expense increased $3.1 million, primarily due to an increase in the cost of complimentary meals provided to casino customers, payroll and slot equipment lease expense. Gaming taxes increased $2.3 million due to higher casino revenues. Food and beverage expenses increased $0.9 million due to the increase in food and beverage volumes. In the current quarter, the Majestic Properties recorded a loss on sale and write down of obsolete slot machines of $0.8 million.

Gross revenues for the six-month period ended June 30, 2007 were $143.3 million compared to $135.3 million in the same period in 2006, an increase of $7.9 million, or 5.8%. Casino revenues, which make up 92.3% of the gross revenues, were $132.3 million, an increase of $3.1 million, or 2.4%, compared to $129.2 million in the prior year. The increase in casino revenues at the Majestic Properties resulted from an increase in table games drop of 15.9%, partially offset by a decrease in table games hold percentage of 0.6%. Slot revenue was relatively unchanged. Food and beverage revenues were $6.3 million in the current six-month period compared to $2.1 million in the same six- month period last year, an increase of $4.2 million as a result of the Majestic Properties taking over the food and beverage operations in the Buffington Harbor pavilion.

For the six-month period ended June 30, 2007, operating income was $19.4 million compared to $25.1 million in the prior year, a decrease of $5.7 million. The decrease was due to increases of $7.4 million in promotional allowances and $6.3 million in operating costs and expenses. Promotional allowances increased due to higher complimentary food and beverage revenues as a result of the Majestic Properties taking over the food and beverage operations in the pavilion. Casino expense increased $3.5 million, primarily due to an increase in the cost of complimentary meals provided to casino customers, payroll and slot equipment lease expense. Food and beverage expenses increased $1.7 million due to the increase in food and beverage volumes. In the current six-month period, the Company recorded a loss on sale and write down of slot machines of $0.8 million.

Fitzgeralds Tunica

Gross revenues for the quarter ended June 30, 2007 were $27.3 million at Fitzgeralds Tunica compared to $27.9 million in the same period in 2006, a decrease of $0.6 million, or 2.0%. Casino revenues, which make up 80.3% of the gross revenues, were $21.9 million, a decrease of $1.0 million, or 4.4%, compared to $22.9 million in the prior year. Table games revenues increased $0.9 million as a result of increased table games drop of 26.2%. Slot revenues decreased $1.9 million primarily due to downloadable promotional credits. Downloadable promotional credits reduced slot revenues by $2.2 million in the second quarter of 2007 compared to the same quarter last year, which was partially offset by a corresponding decline in promotional allowances of $1.7 million. As a result of the downloadable promotional credit program, we significantly reduced the amount of cash coupons mailed and redeemed by our customers. These cash coupons, when redeemed, were recorded in promotional allowances. The decrease in casino revenues was partially offset by an increase in food and beverage revenues of $0.4 million, due to increased redemption of direct mail buffet coupons.

For the quarter ended June 30, 2007, operating income was $2.0 million compared to $1.9 million in the prior year quarter, an increase of $0.1 million. A $1.1 million increase in operating costs and expenses largely offset the decrease in promotional allowances and contributed to the small increase in operating income. Advertising and promotional expenses increased $1.0 million due to increased junket, guest transportation and player development costs. In addition, depreciation expense increased $0.5 million as a result of the purchase of the slot machines and equipment, and completion of the phased hotel remodeling project. Offsetting the above were decreased casino, and food and beverage expenses.

Gross revenues for the six-month period ended June 30, 2007 were $52.1 million compared to $56.2 million in the same period in 2006, a decrease of $4.1 million, or 7.3%. Casino revenues, which make up 80.7% of the gross revenues, were $42.0 million, a decrease of $4.3 million, or 9.2%, compared to $46.3 million in the prior year. Table games revenues increased $0.2 million as an increase in table games drop of 27.0% was partially offset by a decrease in hold percentage of 3.3%. Slot revenues decreased $4.4 million primarily due to downloadable promotional credits. Downloadable promotional credits created a reduction in slot revenues by $4.4 million in the first six months of 2007 when compared to the same period last year, which was mostly offset by a corresponding reduction in promotional allowances of $4.0 million. As a result of the downloadable promotional credit program, we significantly reduced the amount of cash coupons mailed and redeemed by our customers which is a direct reduction in promotional allowances.

For the six-month period ended June 30, 2007, operating income was $2.9 million compared to $5.6 million in the prior year quarter, a decrease of $2.7 million. An increase of $2.7 million in operating costs and expenses contributed to the decline in operating income. Advertising and promotional expenses increased $1.9 million due to increased junket, guest transportation and player development costs. In addition, depreciation expense increased $1.0 million as a result of the purchase of the slot machines and equipment, and completion of the phased hotel remodeling project.

Fitzgeralds Black Hawk

Gross revenues for the quarter ended June 30, 2007 were $9.1 million at Fitzgeralds Black Hawk compared to $9.6 million in 2006, a decrease of $0.5 million, or 5.6%. Casino revenues, which make up 93.0% of the gross revenues, were $8.4 million, a decrease of $0.5 million, or 5.9%, compared to $8.9 million in the prior year. The decrease in casino revenues resulted from a decrease in slot coin in of 10.2%. Revenues were negatively impacted by road construction on the main highway into Black Hawk, and improved facilities and greater levels of marketing from our competitors.

For the quarter ended June 30, 2007, operating income was $1.5 million compared to $2.0 million in the prior year quarter, a decrease of $0.5 million, or 24.3%. The decline in operating income is the result of our lower casino revenues as expenses have remained consistent with the prior year period.

Gross revenues for the six-month period ended June 30, 2007 were $18.2 million compared to $19.7 million in the prior year period, a decrease of $1.5 million, or 7.4%. Casino revenues, which make up 93.3% of the gross revenues, were $17.0 million, a decrease of $1.4 million, or 7.5%, compared to $18.4 million in the prior year. The decrease in casino revenues resulted from lower slot coin in of 14.6%, which was partially offset by an increase in slot hold percentage of 0.4%. Revenues were negatively impacted by poor weather earlier in the year, road construction, and improved facilities and greater levels of marketing from our competitors.

For the six-month period ended June 30, 2007, operating income was $3.1 million compared to $3.7 million in the prior year period, a decrease of $0.6 million, or 16.5%. The decline in operating income resulted from our reduced casino revenues; however, this was somewhat mitigated by a decline in casino expenses and gaming taxes of $0.9 million.

Corporate

Corporate operating expense for the quarters and six-month periods ended June 30, 2007 and 2006 were $1.8 million and $1.9 million, respectively, and $3.5 million and $3.8 million, respectively. Corporate operating expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

Other income (expense)

Other expense increased by $0.4 million to $15.3 million for the quarter end June 30, 2007 and by $0.8 million to $30.4 million for the six-month period ended June 30, 2007. The main component of other expense is interest expense, which increased $0.5 million and $0.9 million, respectively, in the three- and six-month periods ended June 30, 2007 as compared to the prior year periods, due to higher interest rates and greater amounts drawn on our credit facility during the 2007 periods as compared to the prior year periods. The accretion of the Discount Notes added $0.2 million and $0.4 million, respectively, in additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under the Senior Secured Credit Facility. We generate substantial cash flows from operating activities. In the six months ended June 30, 2007 and 2006, we reported cash flows from operating activities of $12.6 million and $11.8 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, making distributions under the Manager Agreement and tax distributions to BDI.

The Company has significant debt outstanding, including $53.1 million drawn on its Senior Secured Credit Facility ($26.9 million available to draw), $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.1 million of capital leases and other debt. As a result of the significant interest associated with our debt obligations and lower than anticipated financial performance, in the past, the Company has needed to amend the financial covenants of the Senior Secured Credit Facility in order to avoid a covenant violation under the Senior Secured Credit Facility (see discussion below).

In 2007, in addition to servicing the Company’s significant debt obligations, the Company plans to spend a total of approximately $32.4 million on property improvements. Included in the $32.4 million is the completed Fitzgeralds Tunica hotel remodel project and equipment purchased, which primarily consists of slot machines. Also included in the $32.4 million is the Fitzgeralds Black Hawk expansion and re-building of the Rohling Inn, which is anticipated to cost $17.0 million in 2007 and a total of $31.4 million overall. (see discussion below). The Company also made tax distributions to its manager in the second quarter of 2007 of $2.2 million for resolution of an IRS audit and Indiana income taxes, and will need to make additional tax distributions based upon the state and federal taxable income generated by the Company.

The Company faces significant competition in each of its markets. In addition, in the market in which our Majestic Properties compete, new and improved facilities are planned to be opened in August 2007 and mid 2008. These new and improved facilities could have a negative impact on the operating cash flows generated by our Majestic Properties and the Company. If operating cash flows are not at a level to support the Company’s debt service obligations, planned capital expenditures, including the Fitzgeralds Black Hawk expansion, and tax and manager distributions, the Company will need to draw on its Senior Secured Credit Facility or seek other forms of financing. There is no guarantee that such financing would be available to the Company on reasonable terms, if at all, and the Company’s ability to incur additional debt is restricted by the terms of the Senior Secured Credit Facility and the indentures governing our outstanding Senior Secured Notes and Senior Notes. The Company may, therefore, be required to modify the scope or timing of its planned capital expenditures.

The Company will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in April 2010. In addition, beginning April 15, 2009, our parent will likely look to us to distribute cash to pay interest on the Discount Notes. Our ability to distribute cash to Majestic Holdco is limited unless certain financial tests are met. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

The Company had unrestricted cash and cash equivalents of $27.6 million at June 30, 2007. The Company does not hold excess cash in its bank accounts. Any excess cash is used to pay down the Senior Secured Credit Facility. In the first six months of 2007, we spent approximately $14.9 million for the purchase of slot machines, upgrading the Fitzgeralds Tunica hotel and other remodeling projects, and the Fitzgeralds Black Hawk expansion. In the same period of 2006, the Company spent $5.6 million for the purchase of new slot machines, the integration of slot machines with ticket-in-ticket-out (“TITO”) technology at all of our properties, re-branding Trump Indiana as Majestic Star II and integration of our computer systems with Trump Indiana.

Fitzgeralds Black Hawk is expanding its facility by rebuilding the Masonic Building and Rohling Inn properties, as a part of a major casino expansion. To date the project is approximately 30% complete. Management expects the casino expansion to cost approximately $31.4 million, including the reconstruction of the Masonic Building and Rohling Inn and the purchase of associated gaming equipment and other furniture and fixtures. The rebuilt Masonic Building will be four stories with a gaming mezzanine, which should allow us to add up to 400 slot machines and a food outlet. The Rohling Inn will be used for administration and contain space for hosting player events. The construction on the Rohling Inn is anticipated to be completed in the third quarter of 2008 and the Masonic Building by June/July 2008. A portion of the costs to re-build the Rohling Inn will be covered by insurance. At this time, the insurance company has yet to determine how much of the reconstruction is covered under the Company’s policy, but has paid the Company $1.4 million against the claim. The Company is allowed, pursuant to the terms of the Senior Secured Credit Facility, to spend $25.0 million on the Fitzgeralds Black Hawk expansion. Any amounts spent in excess of $25.0 million would come out of the allowable annual capital expenditures, as specified in the Senior Secured Credit Facility, of $25.0 million in 2007 and $30.0 million in 2008. The Fitzgeralds Black Hawk expansion will be funded by cash flow from operations and advances from the Senior Secured Credit Facility.

The Company continues to evaluate plans to upgrade and improve our casino operations at Buffington Harbor in Gary, Indiana. The Company is precluded by the Senior Secured Credit Facility from making capital expenditures in excess of $25.0 million in 2007 and $30.0 million in each year thereafter (excluding up to $25.0 million to expand Fitzgeralds Black Hawk) until the Senior Secured Credit Facility matures in 2010. As a result of the Company’s capital expenditure limitation, current level of indebtedness and operating cash flows, the Company may need to seek partners to provide financing for these projects, receive a contribution from its member or seek to amend the capital expenditure covenant contained within the Senior Secured Credit Facility.

The Company is also exploring the opportunity to replace its two existing gaming vessels in Gary, Indiana with two single-level gaming vessels. Management believes, with the new and improved casinos planned to open in its Indiana market, such vessels may be necessary to remain competitive. The two existing gaming vessels are multi-level, which makes it more difficult for guests to move about the casinos and less efficient for the Company in operating these casinos, as opposed to single-level casinos. While no specific cost has been established on developing two single-level gaming vessels, whatever financing would be necessary would be outside of the allowable covenants contained within the Company’s Senior Secured Credit Facility and the indentures governing the Senior Secured Notes and Senior Notes. Thus, to build two single-level gaming vessels would require a significant equity infusion from our member or a partner, or other alternative financing.

In the past the Company had made distributions to fund its member’s income tax liabilities and the Company anticipates that it will make future distributions. The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million related to the add back of gross wagering tax when computing Indiana state income tax, plus interest, could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that the Company makes distributions to its member for tax purposes related to such resolution (see Part II, Item 1, Legal Proceedings, under the caption, Majestic Star Income Tax Protest).

The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal (or currently illegal) could significantly increase competition for the Company and thereby require additional investment by the Company in its facilities, gaming devices and marketing efforts. If necessary, and to the extent permitted under the indentures governing the Senior Secured Notes and Senior Notes, the Company would seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company.

Credit Facility Amendments

On March 15, 2007, the Company entered into Amendment Seven to the Senior Secured Credit Facility. Amendment Seven modifies the Company’s minimum EBITDA requirement for the twelve-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, to $65.0 million, respectively, modifies the minimum EBITDA requirement for the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008, to $70.0 million, respectively, and modifies the minimum EBITDA requirement to $72.0 million and $74.0 million for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively. Amendment Seven also modifies the Company’s interest coverage ratio requirement for the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, respectively, and modifies the interest coverage ratio requirement to 1.25:1.0 for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively.

The Company was in compliance with the financial covenants contained in the Senior Secured Credit Facility at June 30, 2007.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 to the interim financial statements as of June 30, 2007 as contained herein.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company keeps abreast of new generally accepted principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards which may affect the financial results are noted in Note 3 of the Notes to Condensed Consolidated Financial Statements.

CONTRACTUAL COMMITMENTS

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4T. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding Legal Proceedings appears in Part I - Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Part II - Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and Note 5 to the Condensed Consolidated Financial Statements included herein.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company had provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in United States District Court for the Northern District of Illinois against the Insurance Provider alleging: (i) breach of contract, (ii) unfair practices in settling claims, (iii) bad faith and (iv) breach of fiduciary duty. On June 8, 2007 the Insurance Provider filed an Answer, Affirmative Defense and Counterclaim Adding Parties asserting three separate substantive claims including: (i) recession, (ii) negligent misrepresentation and (iii) breach of contract, alleging that the Company failed to meet enrollment requirements, keep proper records and, pay proper insurance premiums for covered employees. On June 28, 2007 the Company responded to the Counterclaim with an Answer and Affirmative Defenses to Counterclaim denying the above Counterclaim’s allegations. While the Company continues to believe that it is entitled to reimbursement of all claims paid under the obligations of the insurance policy, at this point in time the Company is unable to assess the amount or likelihood of recovery.

Majestic Star Income Tax Protest. The Company and its ultimate parent, BDI, have been assessed $2.6 million and $1.3 million respectively, plus interest, by the Indiana Department of Revenue. Additionally, BDI’s non-resident shareholder has been assessed $0.2 million, plus penalty and interest. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department’s position is that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI’s non-resident shareholder timely filed protests for all tax years at issue with the Legal Division of the Department. The Department sustained the imposition of negligence penalties on the assessments, but denied the protest of the tax amount assessed to the extent that amounts assessed are in excess of net operating losses available to BDI’s non-resident shareholder. The Company and BDI have filed petitions with the Indiana Tax Court appealing the Department’s ruling on the $2.6 million and $1.3 million assessments. BDI's non-resident shareholder filed an appeal with the Indiana Tax Court on May 14, 2007 regarding the $0.2 million assessment. The Department has issued discovery requests to which the Company is in the process of responding. Upon the completion of discovery process, the Indiana Tax Court will schedule this matter for trial or dispositive pre-trial motions. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes, the Senior Notes, and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions until it has fully evaluated its options with BDI.

BHR and Majestic Star Sales and Use Tax Assessments. For the years 1998 through 2004, the Department assessed BHR and Majestic Star $0.9 million for unpaid sales and use taxes related to merchandise and other products provided to the guests and employees of Majestic Star and BHR at no charge and the provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members Majestic Star and Trump Indiana, and to Majestic Star directly. Based on Hyatt Corp v. Indiana Department of State Revenue, BHR and Majestic Star believe that they have no sales and use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. Majestic Star and BHR are arguing that food prepared for human consumption and provided to customers and employees on a complimentary basis are not taxable per the Hyatt decision. Should the Department prevail with its position that sales taxes are due on the value of complimentary meals Majestic Star and BHR provided to employees and customers of Majestic Star, the estimated 2005 sales tax exposure for the complimentary meals will be an additional $0.1 million. Pursuant to the terms of the stock purchase agreement with Trump Entertainment Resorts Holdings, L.P., TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities. With regard to BHR’s sales and use tax assessments, BHR protested these proposed assessments in August 2006, the Department issued a ruling in June, 2007 denying BHR’s protest, and BHR anticipates that an appeal of that ruling will be filed on or before August 20, 2007. The indemnification amount would be $0.4 million for BHR’s sales and use tax assessments. Estimated exposure for the years ended December 31, 2005, December 31, 2006 and the first six months of 2007, which would be the Company’s obligation only, would be approximately $0.1 million, $0.2 million and $0.2 million, respectively. On May 1, 2007, the Indiana Tax Court issued a decision in another sales and use tax case involving a riverboat casino with facts similar to the facts in Majestic Star’s and BHR’s cases outlined above. In that case, the court ruled that the provision of food and non-food items provided to that casino’s customers on a complimentary basis did not constitute retail sales subject to Indiana sales tax, and that the provision of food for human consumption, which had been exempt from Indiana sales tax when purchased, was likewise exempt from use tax when such food was later prepared and provided to patrons on a complimentary basis. On May 31, 2007, the Department filed a Petition for Review of the Tax Court’s decision in that case with the Indiana Supreme Court. On August 7, 2007, the Indiana Supreme Court issued an order denying further review of the Tax Court’s decision.

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following risk factors reflect certain material changes from the risks previously disclosed in our Annual Report on Form 10-K:

Increased competition in Chicagoland market

On April 4, 2007, Ameristar Casinos, Inc. announced that it has entered into a definitive agreement with Resorts International Holdings, LLC to acquire its subsidiary that owns and operates Resorts East Chicago. Ameristar intends to make a number of major capital improvements to Resorts East Chicago. It intends to significantly expand the gaming facilities, improve access to the casino, build additional structured parking and upgrade the non-gaming amenities. While we cannot determine what effect this will have on our future operations in the Chicagoland market, it may have a significant impact on how we operate our business to remain competitive.

Higher energy costs

Due to the recent increase in energy prices, there is a greater risk that our patrons will have less discretionary income due to higher fuel costs. Customers may also be less likely to travel or may be more likely to reduce the number of trips to our casinos.

Black Hawk construction projects

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn at Black Hawk, we will need to reallocate our capital expenditure budget to cover these costs in order to stay within our capital expenditures limitation in our loan covenants. This will limit our ability to implement other planned expenditures at our properties.

Item 6.  Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

10.1*	Deferred Compensation Plan

31.1**	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s current report on Form 8-K dated May 24, 2007.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP II

/s/ Don H Barden
Don H Barden
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/Jon S Bennett
Jon S Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1