Form 10-Q
period 2007-09-30
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2007-11-14
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$31,094,657	$25,531,924
Restricted cash	3,628,241	3,326,881
Accounts receivable, less allowance for doubtful accounts of $1,340,380 and
$871,448 as of September 30, 2007 and December 31, 2006, respectively	4,336,472	7,582,476
Inventories	1,033,636	888,292
Prepaid expenses and deposits	3,677,523	2,306,311
Receivable from affiliate	1,033,289	455,270
Total current assets	44,803,818	40,091,154

Property, equipment and improvements, net	278,986,684	275,735,582
Intangible assets, net	122,801,127	125,395,502
Goodwill	47,431,442	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $8,270,798 and $5,761,820 as of September 30, 2007 and
December 31, 2006, respectively	10,574,122	13,083,100
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $904,346 and $523,119 as of
September 30, 2007 and December 31, 2006, respectively	2,054,393	2,435,620
Other assets	2,671,781	2,187,020
Total other assets	15,300,296	17,705,740

Total assets	$509,323,367	$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$3,418,546	$4,491,600
Current portion of long-term debt	153,577	165,421
Accrued liabilities:
Payroll and related	10,667,759	9,116,726
Interest	22,762,988	10,750,630
Property and franchise taxes	15,475,613	8,942,975
Other accrued liabilities	16,736,731	15,554,947
Total current liabilities	69,215,214	49,022,299

Long-term debt, net of current maturities	541,544,239	545,803,990
Long-term debt pushed down from Majestic Holdco, net of discount of $7,532,582
and $12,376,308 as of September 30, 2007 and December 31, 2006, respectively	55,967,418	51,123,692

Total liabilities	666,726,871	645,949,981

Member's deficit	(157,403,504)	(139,590,561)

Total liabilities and member's deficit	$509,323,367	$506,359,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Casino	$90,063,183	$94,839,802	$281,331,556	$288,667,449
Rooms	3,376,417	2,943,349	8,970,884	8,556,120
Food and beverage	6,864,437	4,170,994	19,650,769	12,489,828
Other	1,913,297	1,709,908	5,814,657	5,117,603
Gross revenues	102,217,334	103,664,053	315,767,866	314,831,000
Less: promotional allowances	12,362,162	17,274,270	41,314,121	42,965,928
Net operating revenues	89,855,172	86,389,783	274,453,745	271,865,072

OPERATING COSTS AND EXPENSES:
Casino	24,222,459	21,820,463	71,037,278	65,293,510
Rooms	857,380	862,425	2,415,216	2,468,620
Food and beverage	3,159,278	2,111,213	8,658,198	6,388,406
Other	507,519	278,216	1,490,716	767,696
Gaming taxes	21,174,864	22,282,835	65,641,255	66,738,090
Advertising and promotion	6,188,313	5,651,828	17,544,346	14,190,448
General and administrative	14,003,947	13,272,892	42,153,132	42,538,453
Corporate expense	1,708,250	1,242,897	5,180,044	4,962,562
Economic incentive tax - City of Gary	1,716,920	1,734,721	5,182,685	5,086,735
Depreciation and amortization	8,154,118	7,976,694	24,355,497	23,596,542
(Gain) loss on disposal of assets	(2,925)	2,158	805,638	(2,146)
Total operating costs and expenses	81,690,123	77,236,342	244,464,005	232,028,916

Operating income	8,165,049	9,153,441	29,989,740	39,836,156

OTHER INCOME (EXPENSE):
Interest income	92,937	127,512	466,983	349,889
Interest expense	(13,527,473)	(13,450,864)	(40,824,410)	(40,199,565)
Interest expense - debt pushed down
from Majestic Holdco	(1,778,076)	(1,591,635)	(5,224,955)	(4,661,889)
Other non-operating expense	(19,690)	(31,530)	(70,056)	(82,733)
Total other expense	(15,232,302)	(14,946,517)	(45,652,438)	(44,594,298)

Net loss	$(7,067,253)	$(5,793,076)	$(15,662,698)	$(4,758,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,662,698)	$(4,758,142)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	21,761,122	21,002,168
Amortization	2,594,375	2,594,374
Amortization of deferred financing costs	2,508,977	2,415,645
Amortization of bond discount on 12 ½% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	5,224,955	4,661,889
Loss (gain) on disposal of assets	805,638	(2,146)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	3,246,004	(92,562)
Receivable from affilates	(578,019)	(126,482)
Inventories	(145,344)	(191,917)
Prepaid expenses and deposits	(1,371,212)	(1,886,880)
Other assets	135,034	(9,522)
Accounts payable	459,333	832,404
Accrued payroll and other expenses	1,551,033	515,648
Accrued interest	12,012,358	15,103,402
Other accrued liabilities	3,972,925	(2,389,928)
Net cash provided by operating activities	36,514,481	37,667,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(301,360)	(136,881)
Adjustment to costs related to Trump Indiana acquisition	-	(1,090,546)
Additions to property and equipment	(23,626,411)	(14,627,486)
Increase in Lakefront Capital Improvement Fund	(619,795)	-
Proceeds from disposal of equipment	168,899	718,695
Net cash used in investing activities	(24,378,667)	(15,136,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 ½% senior secured notes	-	(207,331)
Issuance costs for the 9 ¾% senior notes	-	(1,036,655)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco	-	(206,290)
Proceeds from line of credit	28,665,026	26,739,773
Repayment of line of credit	(32,950,000)	(47,758,609)
Repayment of debt	(137,862)	(1,161,085)
Distributions to Barden Development, Inc.	(2,150,245)	(4,469,715)
Net cash used in financing activities	(6,573,081)	(28,099,912)

Net increase (decrease) in cash and cash equivalents	5,562,733	(5,568,179)

Cash and cash equivalents, beginning of period	25,531,924	32,368,249

Cash and cash equivalents, end of period	$31,094,657	$26,800,070

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID:	$26,475,868	$23,018,800

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$4,078,232	$2,258,169
Capital assets acquired from incurring debt	$151,240	$110,730
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	$-	$175,080

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

The Company also owns other subsidiaries that operate the following “Fitzgeralds-brand” casino properties:

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

Buffington Harbor Parking Associates, LLC (“BHPA”), which owned the parking garage at Buffington Harbor, was merged into Majestic Star in August 2006. In addition, Buffington Harbor Riverboats, LLC (“BHR”), the owner of the pavilion and joint docking facility for Majestic Star and Majestic Star II, was dissolved on December 31, 2006.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2006.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheets as of September 30, 2007 and December 31, 2006 include the 12½% Senior Discount Notes due 2011 (the “Discount Notes”), total amount $63.5 million net of discount of $7.5 million and $12.4 million, respectively, issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our $80.0 million senior secured credit facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.1 million and $2.4 million of Discount Notes’ issuance costs, net of amortization, respectively, on the Company’s consolidated balance sheets as of September 30, 2007 and December 31, 2006.

Amortization of issuance costs were $0.1 million and $0.4 million, respectively, for each of the three- and nine-month periods ended September 30, 2007 and 2006. Amortization of bond discount was $1.7 million and $1.5 million, respectively, for the three months ended September 30, 2007 and 2006, and $4.8 million and $4.3 million, respectively, for the nine months ended September 30, 2007 and 2006, as reflected in interest expense on the Company’s consolidated statements of operations. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $4.2 million and $12.2 million for the quarters ended September 30, 2007 and 2006, respectively, and $18.8 million and $28.2 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Rooms	$1,060,866	$855,858	$3,000,368	$2,497,631
Food and Beverage	4,752,908	2,879,133	13,621,965	8,138,860
Other	419,338	156,926	727,002	395,233
Total	$6,233,112	$3,891,917	$17,349,335	$11,031,724

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Cash based promotional activities	$2,216,393	$10,063,680	$12,892,792	$22,367,731
Slot club and other	2,002,178	2,136,990	5,860,219	5,866,257
Retail cost of rooms, food, beverage and other	8,143,591	5,073,600	22,561,110	14,731,940
Total	$12,362,162	$17,274,270	$41,314,121	$42,965,928

DOWNLOADABLE PROMOTIONAL CREDITS - At Fitzgeralds Tunica and the Majestic Properties, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem credits for cash, any jackpots won by the customer are a direct reduction in slot revenue. At Fitzgeralds Tunica, during the three- and nine-month periods ended September 30, 2007, promotional credits of $3.0 million and $7.8 million, respectively, and during the three- and nine-month periods ended September 30, 2006, promotional credits of $0.8 million and $1.1 million, respectively, were utilized. At the Majestic Properties, promotional credits of $2.4 million were utilized for both the three- and nine-month periods ended September 30, 2007.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policy resulting from the following newly issued standards.

•
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FASB 157”), to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating what impact, if any, FASB 157 will have on future reporting.

.
•
In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“FASB 159”). FASB 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FASB 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. FASB 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. We are currently evaluating whether to adopt the fair value option under FASB 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 4. LONG-TERM DEBT
	September 30,	December 31,
	2007	2006
Long-term debt outstanding is as follows:

9 ½% senior secured notes due 2010	$300,000,000	$300,000,000

9 ¾% senior notes due 2011	200,000,000	200,000,000

Senior secured credit facility	41,451,951	45,736,924

Capitalized leases and other debt	245,865	232,487

Long-term debt	541,697,816	545,969,411

Less current maturities	153,577	165,421

Total long-term debt	$541,544,239	$545,803,990

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into various amendments to the loan and security agreement governing the Senior Secured Credit Facility, the most current of which is described below.

On March 15, 2007, the Company entered into Amendment Number Seven (“Amendment Seven”) to the Senior Secured Credit Facility. Amendment Seven modified the Company’s minimum EBITDA requirement for each of the 12-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007 to $65.0 million, modified the minimum EBITDA requirement for each of the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008 to $70.0 million, and modified the minimum EBITDA requirement to $72.0 million and $74.0 million, for each of the 12-month periods ended September 30, 2008 and December 31, 2008. Amendment Seven also modified the Company’s interest coverage ratio requirement for each of the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, and modified the interest coverage ratio requirement to 1.25:1.0 for each of the 12-month periods ended September 30, 2008 and December 31, 2008.

The Company was in compliance with the financial covenants contained in the Senior Secured Credit Facility at September 30, 2007.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in our Form 10-Q’s for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007, or as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a full description of our legal proceedings.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Anti-trust litigation. As we have previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. On August 13, 2007 the Court of Appeals reversed the District Court’s Order granting summary judgment in favor of the defendants, and remanded the case to the District Court. As the Court of Appeals ruling left open the option for defendants to renew their motion for summary judgment with the District Court, on October 25, 2007 the defendants again filed for summary judgment. While the Company intends to continue to vigorously defend the matter, the plaintiff and defendants are in the process of scheduling mediation. In the event that the defendants do not prevail in their renewed motion for summary judgment, or the matter is not otherwise resolved through mediation, the District Court will set the matter for trial in 2008. At this time, it is too early to determine the outcome of this mediation or litigation and the effect, if any, on the Company's financial position and results of operations.

TAX MATTERS

Majestic Star Real Property Assessment Appeals. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (City of Gary, Indiana) Assessor updating the assessed valuation of the Company's real property, retroactive to March 1, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased by 166.2% and 184.1%, respectively.  Under Indiana law, licensed gaming vessels are assessed as real property.  Without a commensurate reduction in the historical tax rate on real property, the combined increase in real property tax expense for the Majestic Star and Majestic Star II vessels alone would be $4.0 million for the period March 1, 2006 through December 31, 2006, and $3.6 million for the period January 1, 2007 through September 30, 2007.  The actual tax rate for 2007 has not yet been determined, and no property tax bills have yet been received. The Company believes that the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable and as a result, the Company has not established any reserves.  On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments.  While the appeals are pending, the Company will pay tax based on the prior year's assessed values, as permitted by Indiana law.

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

NOTE 6. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2007 and 2006 include $63.5 million total amount of Discount Notes, net of discount of $7.5 million and $12.4 million as of September 30, 2007 and December 31, 2006, respectively, issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor is the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, including Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

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

During the nine months ended September 30, 2006, the Company made distributions totaling $3.6 million to BDI pursuant to the Manager Agreement. No distributions were made during the nine months ended September 30, 2007.

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

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”), a wholly owned subsidiary of BDI that operates the Fitzgeralds hotel and casino in Las Vegas, Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in general and administrative expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2007, the Company charged Barden Nevada $0.3 million and $1.2 million, respectively, pursuant to the expense sharing agreement. For the three and nine months ended September 30, 2006, the Company charged Barden Nevada $0.4 million and $1.1 million pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Rates Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note were due and payable on October 7, 2007 along with the accrued and unpaid interest. On October 7, 2007 a new revolving promissory note, with a maturity date of April 15, 2010, was executed with substantially the same terms. As of September 30, 2007, there was no principal balance outstanding on this promissory note.

PITG Gaming, LLC Expense Sharing Agreement. The Company has entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI. The expense sharing agreement provides for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses are primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $0.3 million and $0.6 million during the three- and nine-month periods ended September 30, 2007, respectively, pursuant to the expense sharing agreement. There were no charges in the three- and nine-months periods ended September 30, 2006.

PITG Revolving Promissory Note. PITG entered into a revolving promissory note with the Company, whereby PITG may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Rates Section of the Wall Street Journal), plus one-half of one percent. Interest is payable quarterly, in arrears. All amounts outstanding under the promissory note are due and payable upon the issuance or incurrence by PITG of any indebtedness or capital stock which, in the aggregate, is equal to or exceeds $450.0 million along with any accrued and unpaid interest. The Company anticipates repayment of the note with proceeds from a PITG bridge financing that is expected to close in mid- November 2007. As of September 30, 2007, approximately $0.7 million was owed to the Company under this promissory note.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 7. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”). The Majestic Properties for 2006 and through the nine months ended September 30, 2007 include Majestic Star and Majestic Star II. BHPA was merged into Majestic Star on August 4, 2006, and BHR was dissolved into Majestic Star on December 31, 2006. Both are shown as if the transactions had been completed as of January 1, 2006.

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

A summary of the Properties’ operations by business segment and expenditures for additions to long-lived assets for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(amounts in thousands)
Net revenues:
Majestic Properties	$59,054	$55,041	$185,142	$180,616
Fitzgeralds Tunica	22,718	22,426	65,645	65,395
Fitzgeralds Black Hawk	8,083	8,923	23,667	25,854
Total	$89,855	$86,390	$274,454	$271,865

Operating income (loss):
Majestic Properties	$6,667	$4,420	$26,033	$29,559
Fitzgeralds Tunica	1,427	3,289	4,303	8,875
Fitzgeralds Black Hawk	1,824	2,717	4,939	6,447
Corporate (1)	(1,753)	(1,273)	(5,285)	(5,045)
Total	$8,165	$9,153	$29,990	$39,836

Segment depreciation and amortization:
Majestic Properties	$4,676	$5,111	$14,209	$15,216
Fitzgeralds Tunica	2,800	2,320	8,158	6,651
Fitzgeralds Black Hawk	636	516	1,885	1,648
Corporate (1)	42	30	103	82
Total	$8,154	$7,977	$24,355	$23,597

Expenditure for additions to long-lived assets:
Majestic Properties	$1,251	$1,984	$5,779	$4,911
Fitzgeralds Tunica	1,088	4,651	6,699	5,988
Fitzgeralds Black Hawk	6,062	2,412	10,728	3,602
Corporate	372	3	420	126
Total	$8,773	$9,050	$23,626	$14,627

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,406,972	$-	$21,687,685	$-			$31,094,657
Restricted cash	2,588,241	-	1,040,000	-			3,628,241
Accounts receivable, net	1,531,026	-	2,805,446	-			4,336,472
Inventories	390,142	-	643,494	-			1,033,636
Prepaid expenses and deposits	1,888,585	-	1,788,938	-			3,677,523
Receivable from affiliate	4,408,122	-	1,399	(3,376,232)	(a	)	1,033,289
Investment in subsidiaries	148,073,808	-	-	(148,073,808)	(b	)	-
Total current assets	168,286,896	-	27,966,962	(151,450,040)			44,803,818

Property, equipment and improvements, net	143,074,239	-	135,912,445	-			278,986,684
Intangible assets, net	-	-	122,801,127	-			122,801,127
Goodwill	-	-	47,431,442	-			47,431,442
Other assets:
Deferred financing costs, net	10,574,122	-	-	-			10,574,122
Deferred financing and transaction costs
pushed down from Majestic Holdco (c)	2,054,393	-	-	-			2,054,393
Long-term receivable - related party	186,499,438	-	29,517,690	(216,017,128)	(a	)	-
Other assets	1,043,494	-	1,628,287	-			2,671,781
Total other assets	200,171,447	-	31,145,977	(216,017,128)			15,300,296
Total assets	$511,532,582	$-	$365,257,953	$(367,467,168)			$509,323,367

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,014,253	$-	$2,404,293	$-			$3,418,546
Current portion of long-term debt	90,880	-	62,697	-			153,577
Payable to related party	-	-	3,376,232	(3,376,232)	(a	)	-
Accrued liabilities:
Payroll and related	4,243,320	-	6,424,439	-			10,667,759
Interest	22,762,988	-	-	-			22,762,988
Property and franchise taxes	9,451,456	-	6,024,157	-			15,475,613
Other accrued liabilities	4,356,518	-	12,380,213	-			16,736,731
Total current liabilities	41,919,415	-	30,672,031	(3,376,232)			69,215,214

Due to related parties	29,517,691	-	186,499,437	(216,017,128)	(a	)	-
Long-term debt, net of current maturities	541,531,562	300,000,000	12,677	(300,000,000)	(d	)	541,544,239
Long-term debt pushed down from Majestic Holdco (e)	55,967,418	-	-	-			55,967,418
Total liabilities	668,936,086	300,000,000	217,184,145	(519,393,360)			666,726,871
Member's (deficit) equity	(157,403,504)	(300,000,000)	148,073,808	151,926,192	(b)(d	)	(157,403,504)
Total liabilities and member's (deficit) equity	$511,532,582	$-	$365,257,953	$(367,467,168)			$509,323,367

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of September 30, 2007

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,101,841	$-	$16,430,083	$-			$25,531,924
Restricted cash	2,286,881	-	1,040,000	-			3,326,881
Accounts receivable, net	2,014,267	-	5,568,209	-			7,582,476
Inventories	196,681	-	691,611	-			888,292
Prepaid expenses and deposits	824,865	-	1,481,446	-			2,306,311
Receivable from affiliate	6,186,636	-	-	(5,731,366)	(a	)	455,270
Investment in subsidiaries	119,861,069	-	-	(119,861,069)	(b	)	-
Total current assets	140,472,240	-	25,211,349	(125,592,435)			40,091,154

Property, equipment and improvements, net	146,207,554	-	129,528,028	-			275,735,582
Intangible assets, net	-	-	125,395,502	-			125,395,502
Goodwill	-	-	47,431,442	-			47,431,442
Other assets:
Deferred financing costs, net	13,083,100	-	-	-			13,083,100
Deferred financing and transaction costs
pushed down from Majestic Holdco (c)	2,435,620	-	-	-			2,435,620
Long-term receivable - related party	223,649,437	-	7,757,546	(231,406,983)	(a	)	-
Other assets	503,637	-	1,683,383	-			2,187,020
Total other assets	239,671,794	-	9,440,929	(231,406,983)			17,705,740
Total assets	$526,351,588	$-	$337,007,250	$(356,999,418)			$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,166,672	$-	$2,324,928	$-			$4,491,600
Current portion of long-term debt	60,091	-	105,330	-			165,421
Payable to related party	2,095	-	5,729,271	(5,731,366)	(a	)	-
Accrued liabilities:
Payroll and related	3,131,620	-	5,985,106	-			9,116,726
Interest	10,750,630	-	-	-			10,750,630
Property and franchise taxes	5,178,856	-	3,764,119	-			8,942,975
Other accrued liabilities	5,476,552	-	10,078,395	-			15,554,947
Total current liabilities	26,766,516	-	27,987,149	(5,731,366)			49,022,299

Due to related parties	42,298,987	-	189,107,996	(231,406,983)	(a	)	-
Long-term debt, net of current maturities	545,752,954	300,000,000	51,036	(300,000,000)	(d	)	545,803,990
Long-term debt pushed down from Majestic Holdco (e)	51,123,692	-	-	-			51,123,692
Total liabilities	665,942,149	300,000,000	217,146,181	(537,138,349)			645,949,981
Member's (deficit) equity	(139,590,561)	(300,000,000)	119,861,069	180,138,931	(b)(d	)	(139,590,561)
Total liabilities and member's (deficit) equity	$526,351,588	$-	$337,007,250	$(356,999,418)			$506,359,420

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$30,062,298	$-	$60,000,885	$-			$90,063,183
Rooms	-	-	3,376,417	-			3,376,417
Food and beverage	2,465,600	-	4,398,837	-			6,864,437
Other	814,828	-	1,098,469	-			1,913,297
Gross revenues	33,342,726	-	68,874,608	-			102,217,334
Less promotional allowances	3,438,229	-	8,923,933	-			12,362,162
Net operating revenues	29,904,497	-	59,950,675	-			89,855,172

OPERATING COSTS AND EXPENSES:
Casino	7,746,081	-	16,476,378	-			24,222,459
Rooms	-	-	857,380	-			857,380
Food and beverage	1,677,753	-	1,481,525	-			3,159,278
Other	266,976	-	240,543	-			507,519
Gaming taxes	8,942,008	-	12,232,856	-			21,174,864
Advertising and promotion	1,540,262	-	4,648,051	-			6,188,313
General and administrative	6,134,090	-	7,869,857	-			14,003,947
Corporate expense	1,708,250	-	-	-			1,708,250
Economic incentive tax - City of Gary	879,421	-	837,499	-			1,716,920
Depreciation and amortization	2,967,700	-	5,186,418	-			8,154,118
Gain on disposal of assets	(2,831)	-	(94)	-			(2,925)
Total operating costs and expenses	31,859,710	-	49,830,413	-			81,690,123

Operating (loss) income	(1,955,213)	-	10,120,262	-			8,165,049

OTHER INCOME (EXPENSE):
Interest income	16,519	-	76,418	-			92,937
Interest expense	(13,526,481)	-	(992)	-			(13,527,473)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(1,778,076)	-	-	-			(1,778,076)
Other non-operating expense	(19,690)	-	-	-			(19,690)
Equity in net income of subsidiaries	10,195,688	-	-	(10,195,688)	(c	)	-
Total other expense	(5,112,040)	-	75,426	(10,195,688)			(15,232,302)

Net (loss) income	$(7,067,253)	$-	$10,195,688	$(10,195,688)			$(7,067,253)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$33,088,799	$-	$61,751,003	$-			$94,839,802
Rooms	-	-	2,943,349	-			2,943,349
Food and beverage	450,138	-	3,720,856	-			4,170,994
Other	889,300	-	820,608	-			1,709,908
Gross revenues	34,428,237	-	69,235,816	-			103,664,053
Less promotional allowances	4,877,139	-	12,397,131	-			17,274,270
Net operating revenues	29,551,098	-	56,838,685	-			86,389,783

OPERATING COSTS AND EXPENSES:
Casino	6,545,407	-	15,275,056	-			21,820,463
Rooms	-	-	862,425	-			862,425
Food and beverage	524,897	-	1,586,316	-			2,111,213
Other	57,516	-	220,700	-			278,216
Gaming taxes	9,434,766	-	12,848,069	-			22,282,835
Advertising and promotion	1,684,212	-	3,967,616	-			5,651,828
General and administrative	5,268,389	-	8,004,503	-			13,272,892
Corporate expense	1,242,897	-	-	-			1,242,897
Economic incentive tax - City of Gary	933,091	-	801,630	-			1,734,721
Depreciation and amortization	3,048,438	-	4,928,256	-			7,976,694
Loss on disposal of assets	367	-	1,791	-			2,158
Total operating costs and expenses	28,739,980	-	48,496,362	-			77,236,342

Operating income	811,118	-	8,342,323	-			9,153,441

OTHER INCOME (EXPENSE):
Interest income	50,866	-	76,646	-			127,512
Interest expense	(13,447,675)	-	(3,189)	-			(13,450,864)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(1,591,635)	-	-	-			(1,591,635)
Other non-operating expense	(31,530)	-	-	-			(31,530)
Equity in net income of subsidiaries	8,415,780	-	-	(8,415,780)	(c	)	-
Total other expense	(6,604,194)	-	73,457	(8,415,780)			(14,946,517)

Net (loss) income	$(5,793,076)	$-	$8,415,780	$(8,415,780)			$(5,793,076)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$102,469,748	$-	$178,861,808	$-			$281,331,556
Rooms	-	-	8,970,884	-			8,970,884
Food and beverage	7,054,775	-	12,595,994	-			19,650,769
Other	2,648,198	-	3,166,459	-			5,814,657
Gross revenues	112,172,721	-	203,595,145	-			315,767,866
Less promotional allowances	13,571,166	-	27,742,955	-			41,314,121
Net operating revenues	98,601,555	-	175,852,190	-			274,453,745

OPERATING COSTS AND EXPENSES:
Casino	22,772,668	-	48,264,610	-			71,037,278
Rooms	-	-	2,415,216	-			2,415,216
Food and beverage	4,328,723	-	4,329,475	-			8,658,198
Other	776,947	-	713,769	-			1,490,716
Gaming taxes	29,286,462	-	36,354,793	-			65,641,255
Advertising and promotion	4,266,230	-	13,278,116	-			17,544,346
General and administrative	18,085,873	-	24,067,259	-			42,153,132
Corporate expense	5,180,044	-	-	-			5,180,044
Economic incentive tax - City of Gary	2,769,089	-	2,413,596	-			5,182,685
Depreciation and amortization	8,961,049	-	15,394,448	-			24,355,497
Loss on disposal of assets	84,769	-	720,869	-			805,638
Total operating costs and expenses	96,511,854	-	147,952,151	-			244,464,005

Operating income	2,089,701	-	27,900,039	-			29,989,740

OTHER INCOME (EXPENSE):
Interest income	149,799	-	317,184	-			466,983
Interest expense	(40,819,926)	-	(4,484)	-			(40,824,410)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(5,224,955)	-	-	-			(5,224,955)
Other non-operating expense	(70,056)	-	-	-			(70,056)
Equity in net income of subsidiaries	28,212,739	-	-	(28,212,739)	(c	)	-
Total other expense	(17,752,399)	-	312,700	(28,212,739)			(45,652,438)

Net (loss) income	$(15,662,698)	$-	$28,212,739	$(28,212,739)			$(15,662,698)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$102,110,108	$-	$186,557,341	$-			$288,667,449
Rooms	-	-	8,556,120	-			8,556,120
Food and beverage	1,375,315	-	11,114,513	-			12,489,828
Other	2,511,955	-	2,605,648	-			5,117,603
Gross revenues	105,997,378	-	208,833,622	-			314,831,000
Less promotional allowances	10,024,943	-	32,940,985	-			42,965,928
Net operating revenues	95,972,435	-	175,892,637	-			271,865,072

OPERATING COSTS AND EXPENSES:
Casino	18,880,217	-	46,413,293	-			65,293,510
Rooms	-	-	2,468,620	-			2,468,620
Food and beverage	1,493,880	-	4,894,526	-			6,388,406
Other	72,916	-	694,780	-			767,696
Gaming taxes	29,043,471	-	37,694,619	-			66,738,090
Advertising and promotion	4,308,499	-	9,881,949	-			14,190,448
General and administrative	18,876,222	-	23,662,231	-			42,538,453
Corporate expense	4,962,562	-	-	-			4,962,562
Economic incentive tax - City of Gary	2,720,837	-	2,365,898	-			5,086,735
Depreciation and amortization	9,035,168	-	14,561,374	-			23,596,542
(Gain) loss on disposal of assets	(2,360)	-	214	-			(2,146)
Total operating costs and expenses	89,391,412	-	142,637,504	-			232,028,916

Operating income	6,581,023	-	33,255,133	-			39,836,156

OTHER INCOME (EXPENSE):
Interest income	173,452	-	176,437	-			349,889
Interest expense	(40,168,940)	-	(30,625)	-			(40,199,565)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(4,661,889)	-	-	-			(4,661,889)
Other non-operating expense	(82,733)	-	-	-			(82,733)
Equity in net income of subsidiaries	33,400,945	-	-	(33,400,945)	(c	)	-
Total other expense	(11,339,165)	-	145,812	(33,400,945)			(44,594,298)

Net (loss) income	$(4,758,142)	$-	$33,400,945	$(33,400,945)			$(4,758,142)

(a)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(19,229,918)	$-	$55,744,399	$-	$36,514,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(301,360)	-	-	-	(301,360)
Additions to property and equipment	(6,025,107)	-	(17,601,304)	-	(23,626,411)
Increase in Lakefront Capital Improvement Fund	(619,795)	-	-	-	(619,795)
Proceeds from disposal of equipment	73,400	-	95,499	-	168,899
Net cash used in investing activities	(6,872,862)	-	(17,505,805)	-	(24,378,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	28,665,026	-	-	-	28,665,026
Repayment of line of credit	(32,950,000)	-	-	-	(32,950,000)
Advances from (to) affiliates	32,900,000	-	(32,900,000)	-	-
Repayment of debt	(56,870)	-	(80,992)	-	(137,862)
Distribution to Barden Development, Inc.	(2,150,245)	-	-	-	(2,150,245)
Net cash provided by (used in) financing activities	26,407,911	-	(32,980,992)	-	(6,573,081)

Net increase in cash and cash equivalents	305,131	-	5,257,602	-	5,562,733

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$9,406,972	$-	$21,687,685	$-	$31,094,657

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH PROVIDED BY
OPERATING ACTIVITIES:	$1,215,932	$-	$36,452,019	$-	$37,667,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-	-	-	(136,881)
Adjustments of costs related to Trump Indiana acquisition	-	-	(1,090,546)	-	(1,090,546)
Additions to property and equipment	(4,597,305)	-	(10,030,181)	-	(14,627,486)
Proceeds from disposal of equipment	135,268	-	583,427	-	718,695
Net cash used in investing activities	(4,598,918)	-	(10,537,300)	-	(15,136,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs (a)	(1,450,276)	-	-	-	(1,450,276)
Repayment of line of credit	(47,758,609)	-	-	-	(47,758,609)
Proceeds from line of credit	26,739,773	-	-	-	26,739,773
Advances from (to) affiliates	31,500,000	-	(31,500,000)	-	-
Repayment of debt	-	-	(1,161,085)	-	(1,161,085)
Distributions to Barden Development, Inc.	(4,469,715)	-	-	-	(4,469,715)
Net cash provided by (used in) financing activities	4,561,173	-	(32,661,085)	-	(28,099,912)

Net increase (decrease) in cash and cash equivalents	1,178,187	-	(6,746,366)	-	(5,568,179)

Cash and cash equivalents, beginning of period	8,084,908	-	24,283,341	-	32,368,249

Cash and cash equivalents, end of period	$9,263,095	$-	$17,536,975	$-	$26,800,070

(a)	Includes the pushdown of $0.2 million of issuance costs of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries operate two riverboat gaming facilities, Majestic Star and Majestic Star II (together, the “Majestic Properties”), located in Gary, Indiana and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi, Fitzgeralds Tunica, and Black Hawk, Colorado (casino only), Fitzgeralds Black Hawk. The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC for support services and with PITG Gaming, LLC for services related to the development of a casino in Pittsburgh, Pennsylvania. See Note 6 to the Condensed Consolidated Financial Statements.

COMPANY DEVELOPMENTS

The Majestic Properties

In early August 2007, the Four Winds Casino Resort (“Four Winds”) opened in New Buffalo, Michigan, approximately forty miles east from the Majestic Properties. Our operations have been affected, at least initially, as customers have gone to visit the new property. In August 2007 we experienced a 3.9% decline in admissions and a 2.2% decline in casino revenues from August 2006. However, in September 2007, we grew admissions and casino revenues by 2.1% and 3.1%, respectively, from September last year. October 2007 was another solid month, with admissions and casino revenues increasing 7.2% and 3.4%, respectively, from October 2006. We will continue to experience the competitive effects of Four Winds, and the results from September and October should not be considered indicative of longer term trends. In addition, added competition could also result in increased promotional spending by us and other casinos in the market.

During the third quarter, we also continued to upgrade our facilities, including a remodel of the high limit game room and the buffet, and the addition of new slot machines. These, along with other projects and changes in promotions, contributed to increased revenues over the prior year’s quarter in table games, poker, and food and beverage.

In the third quarter of 2007, compared to the third quarter of 2006, our table games and poker revenues increased $2.6 million, or 33.1%. Our northwest Indiana market share for table games and poker revenues increased to 17.2% from 14.1%. Our definition of the northwest Indiana market excludes Four Winds.

Our food and beverage revenues increased by $2.1 million in the third quarter of 2007 compared to the third quarter of 2006 due to our taking control of, and improving, the food and beverage outlets in the Buffington Harbor pavilion, along with the opening of a new restaurant outlet earlier in 2007.

Fitzgeralds Tunica

The Mississippi River casino market, which includes Tunica, continues to be impacted by increased competition from other regional gaming markets. Total casino revenues for the Mississippi River casinos for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, declined 3.3% and 4.2%, respectively.

The property management team continues its focus on attracting a higher net worth casino customer. Management’s efforts are seen in the 4.4% increase in slot handle and 3.3% increase in table games drop over the third quarter of 2006. However, volatility in our table games win percentage exists. The win percentages in the third quarter and nine-month period were 3.2 percentage points lower than in the same periods last year. The lower year-to-date win percentage in table games has impacted our table games revenues by $1.6 million (measured by taking this year’s table games drop times last year’s table games win percentage and subtracting from this year’s table games revenues).

Our newly upgraded and remodeled hotel rooms were available for occupancy for the first full quarter of operations during the third quarter of 2007. These new rooms work hand in hand with our strategy to improve the quality of the casino’s customers. The remodeled rooms give our customers a feeling of luxury and elegance. As a consequence of these hotel improvements, we were able to increase both the occupancy percentage of the hotel and the average daily rate of its rooms in the third quarter of 2007.

Fitzgeralds Black Hawk

Results at our Fitzgeralds Black Hawk property declined during the three- and nine-month periods ended September 30, 2007 as compared to the year earlier periods. Certain of our competitors have made significant improvements to their facilities in the last couple of years. The intensity of our competitors’ marketing efforts has also increased. As a consequence, our market share of slot coin-in for the three- and nine-month periods ended September 30, 2007 has declined from 7.5% and 7.8%, respectively, to 6.9% and 7.1%, respectively, from the year earlier periods.

The completion of Fitzgeralds Black Hawk’s expanded casino project is still scheduled for the summer of 2008. Our customers have experienced some inconvenience due to the construction, and we anticipate this will continue as the project moves forward. Recently we changed vehicle egress from the property and the location where guests retrieve their cars. We are taking necessary steps to reduce customer inconvenience and have implemented promotions to reward customers for their patience during the expansion project.

CONSOLIDATED FINANCIAL RESULTS

The discussion of our consolidated financial results for the three and nine months ended September 30, 2007 is inclusive of the Majestic Properties, Fitzgeralds Tunica, Fitzgeralds Black Hawk, the Company’s corporate overhead and interest expense, and the pushdown of the Discount Notes, related financing costs and amortization of financing costs of Majestic Holdco.

Discount Notes

Majestic Holdco, the Company’s parent, issued, in conjunction with its co-issuer, Majestic Holdco, Inc., $63.5 million of 12 ½% Senior Discount Notes due 2011. The Company’s consolidated balance sheets as of September 30, 2007 and December 31, 2006 include the pushdown of Discount Notes of $56.0 million and $51.1 million, respectively, which amounts are net of unamortized original issue discount. Also pushed down are financing costs of $2.1 million and $2.4 million, both net of amortization, as of September 30, 2007 and December 31, 2006. The Company is also reflecting $1.8 million and $1.6 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $5.2 million and $4.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively, of amortization of original issue discount and financing costs within its consolidated statements of operations and cash flows.

A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor is the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement, which governs our Senior Secured Credit Facility, preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

Downloadable Promotional Credits

Both the Majestic Properties and Fitzgeralds Tunica have implemented promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”). The implementation of our downloadable promotional credit programs has coincided with a significant reduction in our direct mail cash coupon programs. With our direct mail cash coupon programs, customers would receive cash coupons from us which could be redeemed for cash with the hope that the cash would be wagered at the casinos' slot machines and table games.

Neither the Majestic Properties nor Fitzgeralds Tunica record as slot revenues the wagering of downloadable promotional credits; however, any jackpots won as a result of the wagering of these promotional credits are deducted from slot revenues. As a result, the net impact due to the implementation of downloadable promotional credits is lower slot revenues and corresponding casino revenues. However, as mentioned above, the implementation of our downloadable promotional credit programs has allowed us to greatly scale back our cash coupon direct mail programs, generally on a dollar for dollar basis. Cash coupons, when redeemed, are recorded in promotional allowances, which is netted from gross revenues when computing net revenues. As a result, the lower slot revenues (casino revenues) under the downloadable promotional credits programs are offset by similar reductions in promotional allowances under the direct mail cash coupon programs, with, at worst, no net affect under either program to net revenues. In fact, there is a benefit to net revenues as a result of implementing downloadable promotional credits. With downloadable promotional credits the customer must play the credits off at the slot machine. The credits are not redeemable for cash. With our direct mail cash coupon programs we took the risk that a customer would redeem his or her coupon without wagering the cash received. Thus we were recognizing a promotional expense with no corresponding casino revenue.

Our discussion below will reference casino revenues and promotional allowances. At the Majestic Properties, downloadable promotional credits of $2.4 million were utilized in the three- and nine-month periods ended September 30, 2007. There was no impact to the three- and nine-month periods ended September 30, 2006. At Fitzgeralds Tunica, downloadable promotional credits of $3.0 million and $7.8 million were utilized in the three- and nine-month periods ended September 30, 2007 and $0.8 million and $1.1 million in the three- and nine-month periods ended September 30, 2006.

Indiana, the home of our Majestic Properties, and Mississippi, the home of our Fitzgeralds Tunica property, have taken different approaches regarding the taxability of downloadable promotional credits. In Indiana, the wagering of downloadable promotional credits is fully taxable for gaming tax purposes. In Mississippi, the wagering of downloadable promotional credits is not taxable for gaming tax purposes. Under our direct mail cash coupon programs, coupons redeemed and wagered by customers of the Majestic Properties and Fitzgeralds Tunica were fully taxable for gaming tax purposes by the Indiana and Mississippi tax authorities.

Consolidated Operating Results: Third Quarter 2007 Compared to the Third Quarter 2006

Consolidated gross operating revenues decreased $1.4 million, or 1.4%, to $102.2 million in the three-month period ended September 30, 2007 from $103.7 million in the three-month period ended September 30, 2006. The decrease is due to lower gross revenues at the Majestic Properties of $0.3 million, at Fitzgeralds Tunica of $0.4 million and at Fitzgeralds Black Hawk of $0.7 million.

Consolidated casino revenues, which comprised 88.1% of consolidated gross revenues, decreased $4.8 million, or 5.0%, to $90.1 million, in the three-month period ended September 30, 2007, from $94.8 million in the similar period last year. The decrease is due to downloadable promotional credits and lower slot coin-in volumes at the Majestic Properties and Fitzgeralds Black Hawk, and lower table games and slot win percentages at Fitzgeralds Tunica.

Consolidated food and beverage revenues increased $2.7 million to $6.9 million in the current quarter, primarily due to increases of $2.1 million at the Majestic Properties and $0.6 million at Fitzgeralds Tunica. The increase at the Majestic Properties results from taking over and improving the food and beverage operations in the Buffington Harbor pavilion. The increase at Fitzgeralds Tunica is a result of increased direct mail food coupons redeemed by our customers.

During the third quarter of 2007, promotional allowances, which are deducted from gross operating revenues to arrive at net revenues, decreased $4.9 million to $12.4 million from $17.3 million in the same quarter last year. The decrease is primarily due to a significant reduction in the amount of cash coupons mailed to and redeemed by our customers at the Majestic Properties and Fitzgeralds Tunica, which resulted in a decrease of $4.3 million and $0.7 million, respectively. The Majestic Properties realigned their direct mail efforts and cutback on a majority of the less profitable promotional efforts that were utilized in the prior year.

In the three-month period ended September 30, 2007, as compared to the same three-month period last year, operating costs and expenses increased by $4.5 million. Operating expenses were up $1.8 million at the Majestic Properties, primarily as a result of greater casino and food and beverage expenses, partially offset by lower gaming tax expenses, and $2.2 million at Fitzgeralds Tunica, primarily as a result of greater casino, and advertising and promotional expenses. Operating costs and expenses increased $0.5 million at corporate primarily due to the reduction of professional fee accruals in the prior year.

As a result of a $3.5 million increase in net revenues, due to the $1.4 million decrease in gross revenues and $4.9 million decrease in promotional allowances, and the $4.5 million increase in operating expenses, operating income declined by $1.0 million. Additionally, interest expense increased $0.3 million, resulting in an increase of consolidated net loss by $1.3 million.

Consolidated Operating Results: Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Consolidated gross operating revenues increased $0.9 million, or 0.3%, to $315.8 million in the nine-month period ended September 30, 2007 from $314.8 million in the nine-month period ended September 30, 2006. The increase is due to higher gross revenues at the Majestic Properties of $7.6 million, partially offset by lower gross revenues at Fitzgeralds Tunica and Fitzgeralds Black Hawk of $4.5 million and $2.2 million, respectively.

Consolidated casino revenues, which comprised 89.1% of consolidated gross revenues, decreased $7.3 million, or 2.5%, to $281.3 million, in the nine-month period ended September 30, 2007, from $288.7 million in the similar period last year. The decline is due to lower slot coin-in volumes at the Majestic Properties and Fitzgeralds Black Hawk, lower table games and slot win percentages at Fitzgeralds Tunica and the utilization of downloadable promotional credits.

Consolidated food and beverage revenues increased $7.2 million to $19.7 million, primarily due to a $6.3 million increase at the Majestic Properties. Again, the improved food and beverage revenues at the Majestic Properties resulted from our taking over and improving the restaurant operations in the Buffington Harbor pavilion.

During the nine-month period ended September 30, 2007, promotional allowances, which are deducted from gross operating revenues to arrive at net revenues, decreased $1.7 million to $41.3 million from $43.0 million in the same period last year. The decrease is due to a significant reduction in cash coupons mailed to and redeemed by customers of our Fitzgeralds Tunica properties. The net reduction in promotional allowances at Fitzgeralds Tunica was $4.7 million. This was offset by a $3.1 million increase in promotional allowances at the Majestic Properties. During the third quarter ended September 30, 2007, the Majestic Properties realigned their direct mail efforts and cutback on the majority of less than profitable promotional efforts utilized during the first half of the year. This helped reduce the effect of the first six-month increase in promotional expenses as the third quarter reflected a decline from the prior period of $4.3 million, as discussed above.

In the nine-month period ended September 30, 2007, as compared to the same nine-month period last year, operating costs and expenses increased by $12.4 million. Operating expenses were up $8.1 million at the Majestic Properties, primarily as a result of greater casino and food and beverage expenses, partly offset by a decrease in general and administrative and depreciation and amortization expenses. Operating expenses increased $4.8 million at Fitzgeralds Tunica, primarily as a result of greater casino, advertising and promotional and depreciation expenses. Operating costs and expenses declined $0.7 million at Fitzgeralds Black Hawk and increased $0.2 million at corporate.

As a result of a $2.6 million increase in net revenues, due to the $0.9 million increase in gross revenues and $1.7 million decrease in promotional allowances, and the $12.4 million increase in operating expenses, operating income decreased by $9.8 million. The decline in operating income combined with a $1.2 million increase in interest expense results in a $10.9 million increase in consolidated net loss.

OTHER DEVELOPMENTS THAT MAY IMPACT OUR OPERATIONS AND CASH FLOWS

•
Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses, which can negatively impact cash flows and operating margins.

•
Enhancements to existing casino facilities of our competitors and new casino facilities that have recently opened or are scheduled to open in 2008 will increase the level of competition our Majestic Properties experience in northwest Indiana. See “Increased Competition in Chicagoland Market” under Part II, Item 1A below.

•
Customers of our Fitzgeralds Black Hawk casino may be inconvenienced due to the construction and expansion activities at this property, despite management’s attempt to minimize any impact felt by customers.

•
Our Fitzgeralds Tunica property continues to experience significant fluctuations in both slot and table games win percentages. We anticipate that the fluctuations will continue until we reach a point where we have a large enough database of higher stake gamblers to smooth out significant wins and losses.

•
The Company’s ability to undertake significant property remodel and expansion projects in order to remain competitive in its markets is contingent upon its ability to successfully acquire the necessary financing to undertake these projects. The Company, under the terms of the indentures governing its outstanding notes and the loan and security agreement governing its Senior Secured Credit Facility, must meet certain financial ratios before incurring any additional debt. Given the Company’s current and past financial performance, the ability of the Company to incur additional debt, under its existing indentures and loan and security agreement is limited.

•
An unfavorable resolution to the substantially increased real property assessments for the Majestic Properties, retroactive to March 1, 2006 could result in $4.0 million and $3.6 million of additional property tax expense, for the periods March 1, 2006 to December 31, 2006 and January 1, 2007 to September 30, 2007, respectively, assuming no change to the historical property tax rate. The Company has not accrued for and has challenged the assessments as unsupportable. See our discussion in Part II, Item 1, Legal Proceedings, Majestic Star Real Property Assessment Appeals.

Operating Results by Entity

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)
Gross revenues:
Majestic Properties	$64,433	$64,763	$207,693	$200,107
Fitzgeralds Tunica	28,273	28,693	80,360	84,857
Fitzgeralds Black Hawk	9,511	10,208	27,715	29,867
Total	$102,217	$103,664	$315,768	$314,831

Net revenues:
Majestic Properties	$59,054	$55,041	$185,142	$180,616
Fitzgeralds Tunica	22,718	22,426	65,645	65,395
Fitzgeralds Black Hawk	8,083	8,923	23,667	25,854
Total	$89,855	$86,390	$274,454	$271,865

Casino revenues:
Majestic Properties	$58,888	$61,587	$191,159	$190,791
Fitzgeralds Tunica	22,340	23,692	64,358	69,955
Fitzgeralds Black Hawk	8,835	9,561	25,815	27,921
Total	$90,063	$94,840	$281,332	$288,667

Operating income (loss):
Majestic Properties	$6,667	$4,420	$26,033	$29,559
Fitzgeralds Tunica	1,427	3,289	4,303	8,875
Fitzgeralds Black Hawk	1,824	2,717	4,939	6,447
Corporate (1)	(1,753)	(1,273)	(5,285)	(5,045)
Total	$8,165	$9,153	$29,990	$39,836

Operating margin (2):
Majestic Properties	11.3%	8.0%	14.1%	16.4%
Fitzgeralds Tunica	6.3%	14.7%	6.6%	13.6%
Fitzgeralds Black Hawk	22.6%	30.4%	20.9%	24.9%
Total	9.1%	10.6%	10.9%	14.7%

Expenditure for additions to long-lived assets:
Majestic Properties	$1,251	$1,984	$5,779	$4,911
Fitzgeralds Tunica	1,088	4,651	6,699	5,988
Fitzgeralds Black Hawk	6,062	2,412	10,728	3,602
Corporate	372	3	420	126
Total	$8,773	$9,050	$23,626	$14,627

Notes:
(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

(2)	Operating margin is calculated by dividing operating income by net revenues.

Property Operating Results: September 30, 2007 Compared To September 30, 2006

Majestic Properties

Net revenues for the quarter ended September 30, 2007 were $59.1 million compared to $55.0 million in the same period in 2006, an increase of $4.0 million, or 7.3%. Casino revenues, which made up 91.4% of the gross revenues, were $58.9 million, a decrease of $2.7 million, or 4.4%, compared to $61.6 million in the prior year. The decrease in casino revenues resulted from utilization of downloadable promotional credits and lower slot coin-in, partially offset by an increase in table games and poker revenues of 33.1%. Table games handle increased 22.3% and the win percentage increased 1.4%. Food and beverage revenues were $3.1 million in the third quarter of 2007 compared to $1.0 million in the same quarter last year, an increase of $2.1 million as a result of the Majestic Properties taking over and improving the food and beverage operations in the Buffington Harbor pavilion during the first quarter of 2007. Promotional allowances, which are deducted from gross revenues when computing net revenues, declined by $4.3 million due to a significant reduction of the amount of cash coupons mailed and redeemed by our customers, as previously discussed.

For the quarter ended September 30, 2007, operating income was $6.7 million compared to $4.4 million in the prior year quarter, an increase of $2.3 million. The increase was the result of our higher net revenues offset by an increase of $1.8 million in operating costs and expenses. Casino expense increased $1.4 million, primarily due to an increase in the cost of complimentary meals provided to casino customers, payroll and slot equipment lease expense. Food and beverage expenses increased $1.2 million due to the above mentioned take over and improvement of the Buffington Harbor food and beverage operations. Gaming taxes decreased $0.8 million due to lower casino revenues.

Net revenues for the nine-month period ended September 30, 2007 were $185.1 million compared to $180.6 million in the same period in 2006, an increase of $4.5 million, or 2.5%. Casino revenues, which made up 92.0% of the gross revenues, were $191.2 million, an increase of $0.4 million, or 0.2%, compared to $190.8 million in the prior year. The increase in casino revenues at the Majestic Properties resulted from an increase in table game and poker revenues of 19.0%, partially offset by the utilization of downloadable promotional credits and lower slot coin-in. Food and beverage revenues were $9.4 million in the current nine-month period compared to $3.1 million in the same nine-month period last year, an increase of $6.3 million as a result of the Majestic Properties taking over and improving the food and beverage operations in the Buffington Harbor pavilion. Promotional allowances increased $3.1 million due to greater emphasis earlier in the year toward providing cash promotions, complimentary food and beverages to attract and build customer loyalty.

For the nine-month period ended September 30, 2007, operating income was $26.0 million compared to $29.6 million in the prior year, a decrease of $3.6 million. The decrease was due to our higher net revenues offset by an $8.1 million increase in operating costs and expenses. Casino expense increased $4.9 million, primarily due to an increase in the cost of complimentary meals provided to casino customers, payroll and slot equipment lease expense. Food and beverage expenses increased $2.9 million due to our taking over and improving the Buffington Harbor food and beverage operations. The Majestic Properties is also reflecting a loss on sale and write down of slot machines of $0.8 million, which occurred in the second quarter.

Fitzgeralds Tunica

Net revenues for the quarter ended September 30, 2007 were $22.7 million compared to $22.4 million in the same period in 2006, an increase of $0.3 million, or 1.3%. Casino revenues, which made up 79.0% of the gross revenues, were $22.3 million, a decrease of $1.4 million, or 5.7%, compared to $23.7 million in the prior year. Table game revenues decreased $0.5 million as a result of a 3.2% decrease in table game hold percentage. Slot revenues were reduced due to the utilization of downloadable promotional credits, which was partially offset by a 4.4% increase in slot coin-in. The decline in casino revenues was partially offset by an increase in food and beverage revenues of $0.6 million, due to increased redemption of direct mail buffet coupons by our customers. Promotional allowances declined by $0.7 million, primarily due to a significant reduction in our direct mail cash coupon program, which was partially offset by greater levels of providing complimentary food and hotel rooms provided to our casino customers.

For the quarter ended September 30, 2007, operating income was $1.4 million compared to $3.3 million in the prior year quarter, a decrease of $1.9 million. A $2.2 million increase in operating costs and expenses offset the increase in net revenues contributing to the decrease in operating income. Casino expenses increased $1.1 million due to an increase in the cost of food and room complimentaries and bad debt expense. Advertising and promotional expenses increased $0.8 million due to increased junket, guest transportation and player development costs. In addition, depreciation expense increased $0.5 million as a result of the purchase of slot machines and equipment, and completion of the phased hotel remodeling project.

Net revenues for the nine-month period ended September 30, 2007 were $65.6 million compared to $65.4 million in the same period in 2006, an increase of $0.2 million, or 0.4%. Casino revenues, which made up 80.1% of gross revenues, were $64.4 million, a decrease of $5.6 million, or 8.0%, compared to $70.0 million in the prior year. Slot revenues decreased $5.3 million due to utilization of downloadable promotional credits. Also impacting casino revenues is a much lower win percentage in table games. While table games handle is up 17.5% for the year, a 3.2% reduction in the win percentage is resulting in a $0.3 million decline in table games revenues. The decrease in casino revenues was partially offset by an increase in food and beverage revenues of $0.9 million, due to increased redemption of direct mail buffet coupons to our casino customers. Promotional allowances declined by $4.7 million, which results from the significant reduction in our direct mail cash coupon program, offset by greater levels of complimentary food and hotel rooms provided to our casino customers.

For the nine-month period ended September 30, 2007, operating income was $4.3 million compared to $8.9 million in the prior year period, a decrease of $4.6 million. An increase of $4.8 million in operating costs and expenses contributed to the decline in operating income. Casino expenses increased $1.6 million due to an increase in the cost of food and room complimentaries and bad debt expense. Advertising and promotional expenses increased $2.7 million due to increased junket, guest transportation and player development costs. In addition, depreciation expense increased $1.5 million as a result of the purchase of slot machines and equipment, and completion of the phased hotel remodeling project. Gaming taxes decreased $0.6 million due to the decrease in casino revenues.

Fitzgeralds Black Hawk

Net revenues for the quarter ended September 30, 2007 were $8.1 million at Fitzgeralds Black Hawk compared to $8.9 million in 2006, a decrease of $0.8 million, or 9.4%. Casino revenues, which made up 92.9% of gross revenues, were $8.8 million, a decrease of $0.8 million, or 7.6%, compared to $9.6 million in the prior year. The decrease in casino revenues resulted from a decrease in slot coin-in of 8.9%. Revenues were negatively impacted by improved facilities and greater levels of marketing from our competitors and guest inconveniences resulting from our casino expansion project.

For the quarter ended September 30, 2007, operating income was $1.8 million compared to $2.7 million in the prior year quarter, a decrease of $0.9 million, or 32.9%. The decline in operating income is the result of our lower casino revenues as expenses have remained consistent with the prior year period.

Net revenues for the nine-month period ended September 30, 2007 were $23.7 million compared to $25.9 million in the prior year period, a decrease of $2.2 million, or 8.5%. Casino revenues, which made up 93.1% of the gross revenues, were $25.8 million, a decrease of $2.1 million, or 7.5%, compared to $27.9 million in the prior year. The decrease in casino revenues resulted from a 12.7% decrease in slot coin-in, which was partially offset by an increase in slot hold percentage of 0.3%. Revenues were negatively impacted by the factors mentioned above, along with poor weather and road construction earlier in the year.

For the nine-month period ended September 30, 2007, operating income was $4.9 million compared to $6.4 million in the prior year period, a decrease of $1.5 million, or 23.4%. The decline in operating income resulted from our reduced casino revenues; however, this was somewhat mitigated by a $0.7 million decline in operating costs and expenses, mostly due to lower casino expenses and gaming taxes.

Corporate

Corporate operating expense for the quarterly and nine-month periods ended September 30, 2007 and 2006 were $1.8 million and $1.3 million, respectively, and $5.3 million and $5.0 million, respectively. Corporate operating expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. The third quarter of 2006 benefited from the reduction of accrued professional fees, thus contributing to lower quarterly expense. The same benefit was not recognized in the third quarter of 2007.

Other income (expense)

Other expense increased by $0.3 million to $15.2 million for the quarter end September 30, 2007 and by $1.1 million to $45.7 million for the nine-month period ended September 30, 2007, when compared to the same prior year periods. The main component of other expense is interest expense, which increased $0.3 million and $1.2 million, respectively, in the three- and nine-month periods ended September 30, 2007 as compared to the prior year periods, due to higher interest rates and greater average amounts outstanding on our credit facility during the 2007 periods as compared to the prior year periods. The accretion of the Discount Notes added $0.2 million and $0.6 million, respectively, in additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under the Senior Secured Credit Facility. We generate substantial cash flows from operating activities. In the nine months ended September 30, 2007 and 2006, we reported cash flows from operating activities of $36.5 million and $37.7 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of servicing our debt, funding capital improvements and making tax distributions to BDI.

The Company has significant debt outstanding, including $41.5 million drawn on its Senior Secured Credit Facility ($38.5 million available to draw), $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.2 million of capital leases and other debt at September 30, 2007. As a result of the significant interest associated with our debt obligations and lower than anticipated financial performance, in the past, the Company has needed to amend the financial covenants of the Senior Secured Credit Facility in order to avoid a covenant violation under the Senior Secured Credit Facility (see discussion below).

In 2007, in addition to servicing the Company’s significant debt obligations, the Company plans to spend a total of approximately $34.4 million on property improvements. Included in the $34.4 million are the completed Fitzgeralds Tunica hotel remodel project and equipment purchases, which primarily consist of slot machines. Also included in the $34.4 million is the Fitzgeralds Black Hawk expansion and re-building of the Rohling Inn, which is anticipated to cost $19.0 million in 2007 and a total of $31.9 million overall (see discussion below). The Company also made tax distributions to its manager in the second quarter of 2007 of $2.2 million for resolution of an IRS audit and Indiana income taxes, and will need to make additional tax distributions based upon the state and federal taxable income generated by the Company.

The Company faces significant competition in each of its markets. In addition, in the market in which our Majestic Properties compete, a new facility opened in August 2007 and another is scheduled to open in the fall of 2008. These new and improved facilities could have a negative impact on the operating cash flows generated by our Majestic Properties and the Company. If operating cash flows are not at a level to support the Company’s debt service obligations, planned capital expenditures, including the Fitzgeralds Black Hawk expansion, and tax and manager distributions, the Company will need to draw on its Senior Secured Credit Facility or seek other forms of financing. There is no guarantee that such financing would be available to the Company on reasonable terms, if at all, and the Company’s ability to incur additional debt is restricted by the terms of the Senior Secured Credit Facility and the indentures governing our outstanding Senior Secured Notes and Senior Notes. The Company may, therefore, be required to modify the scope or timing of its planned capital expenditures.

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

The Company had unrestricted cash and cash equivalents of $31.1 million at September 30, 2007. The Company does not hold excess cash in its bank accounts. Any excess cash is used to pay down the Senior Secured Credit Facility. In the first nine months of 2007, we spent approximately $23.6 million for the purchase of slot machines, upgrading the Fitzgeralds Tunica hotel and other remodeling projects, the Fitzgeralds Black Hawk expansion and various remodeling and improvement projects at the Majestic Properties, including improvements to the restaurant operations within the Buffington Harbor pavilion.

Fitzgeralds Black Hawk is expanding its facility by rebuilding the Masonic Building and Rohling Inn properties, as a part of a major casino expansion. To date the project is approximately 60% complete. Management expects the casino expansion to cost approximately $31.9 million, including the reconstruction of the Masonic Building and Rohling Inn and the purchase of associated gaming equipment and other furniture and fixtures. A portion of the costs to re-build the Rohling Inn will be covered by insurance. At this time, the insurance company has yet to determine how much of the reconstruction is covered under the Company’s policy, but has paid the Company $1.4 million against the claim. The Company is allowed, pursuant to the terms of the Senior Secured Credit Facility, to spend $25.0 million on the Fitzgeralds Black Hawk expansion. Any amounts spent in excess of $25.0 million would come out of the allowable annual capital expenditures, as specified in the Senior Secured Credit Facility, of $25.0 million in 2007 and $30.0 million in 2008. The Fitzgeralds Black Hawk expansion will be funded by cash flow from operations and advances from the Senior Secured Credit Facility.

The Company is exploring the opportunity to replace its two existing gaming vessels in Gary, Indiana with two single-level gaming vessels. Management believes, with the new and improved casinos that have opened recently or are planned to open in its Indiana market, such vessels may be necessary to remain competitive. The two existing gaming vessels are multi-level, which makes it more difficult for guests to move about the casinos and less efficient for the Company in operating these casinos, as opposed to single-level casinos. While no specific cost has been established on developing two single-level gaming vessels, any financing would not be permitted by the covenants contained within the Company’s Senior Secured Credit Facility and the indentures governing the Senior Secured Notes and Senior Notes. Thus, to build two single-level gaming vessels would require a significant equity infusion from our member or a partner, or other alternative financing.

In the past the Company had made distributions to fund its member’s income tax liabilities and the Company anticipates that it will make future distributions. The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million related to the add back of gross wagering tax when computing Indiana state income tax, plus interest, could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that the Company makes distributions to its member for tax purposes related to such resolution.

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

Credit Facility Amendments

On March 15, 2007, the Company entered into Amendment Seven to the Senior Secured Credit Facility. Amendment Seven modifies the Company’s minimum EBITDA requirement for each of the twelve-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, to $65.0 million, modifies the minimum EBITDA requirement for each of the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008, to $70.0 million, and modifies the minimum EBITDA requirement to $72.0 million and $74.0 million for each of the 12-month periods ended September 30, 2008 and December 31, 2008. Amendment Seven also modifies the Company’s interest coverage ratio requirement for each of the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, and modifies the interest coverage ratio requirement to 1.25:1.0 for each of the 12-month periods ended September 30, 2008 and December 31, 2008.

The Company was in compliance with the financial covenants contained in the Senior Secured Credit Facility at September 30, 2007.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to these policies for the three- or nine-months ended September 31, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding legal proceedings appears in Part I - Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Part II - Item 1 of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007 and June 30, 2007 and Note 5 to the Condensed Consolidated Financial Statements included herein.

Anti-trust litigation. As we have previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. On August 13, 2007 the Court of Appeals reversed the District Court’s Order granting summary judgment in favor of the defendants, and remanded the case to the District Court. As the Court of Appeals ruling left open the option for defendants to renew their motion for summary judgment with the District Court, on October 25, 2007 the defendants again filed for summary judgment. While the Company intends to continue to vigorously defend the matter, the plaintiff and defendants are in the process of scheduling mediation. In the event that the defendants do not prevail in their renewed motion for summary judgment, or the matter is not otherwise resolved through mediation, the District Court will set the matter for trial in 2008. At this time, it is too early to determine the outcome of this mediation or litigation and the effect, if any, on the Company's financial position and results of operations.

Majestic Star Real Property Assessment Appeals. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (City of Gary, Indiana) Assessor updating the assessed valuation of the Company's real property, retroactive to March 1, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased by 166.2% and 184.1%, respectively.  Under Indiana law, licensed gaming vessels are assessed as real property.  Without a commensurate reduction in the historical tax rate on real property, the combined increase in real property tax expense for the Majestic Star and Majestic Star II vessels alone would be $4.0 million for the period March 1, 2006 through December 31, 2006, and $3.6 million for the period January 1, 2007 through September 30, 2007.  The actual tax rate for 2007 has not yet been determined, and no property tax bills have yet been received. The Company believes that the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable and as a result, the Company has not established any reserves.  On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments.  While the appeals are pending, the Company will pay tax based on the prior year's assessed values, as permitted by Indiana law.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following risk factors reflect certain material changes from the risks previously disclosed in our Annual Report on Form 10-K:

Increased Competition in Chicagoland Market

On August 2, 2007, the Pokagon band of Potawatomi Indians opened the Four Winds Casino Resort in New Buffalo, Michigan. The Four Winds has increased competition in the Chicagoland area and has impacted our business.

On September 19, 2007, Ameristar Casinos, Inc. acquired from Resorts International Holdings, LLC its subsidiary that owns and operates Resorts East Chicago. Ameristar has announced that it intends to make a number of major capital improvements to Resorts East Chicago. It intends to significantly expand the gaming facilities, improve access to the casino, build additional structured parking and upgrade the non-gaming amenities. While we cannot determine what effect this will have on our future operations in the Chicagoland market, it may have a significant impact on how we operate our business to remain competitive.

Harrah’s Entertainment, Inc. is constructing a two-level entertainment vessel including a 108,000 square-foot casino to expand the Horseshoe Casino Hammond in Indiana. The project is scheduled for completion in the fall of 2008. While we cannot determine what effect this will have on our future operations in the Chicagoland market, it may have a significant impact on how we operate our business to remain competitive.

Increased Competition in the Black Hawk Market

Competitors in the Black Hawk market continue to develop and expand their properties, bring new amenities and additional gaming capacity to the market. Fitzgeralds Black Hawk is currently expanding its casino facility to provide a new restaurant and 400 additional slots (see related discussion regarding Black Hawk construction projects below). With new competitor amenities and gaming positions coming on line, gamblers, including the customers of Fitzgeralds Black Hawk, will have more choices as to room accommodations, restaurants and casino games. Competitor amenities and gaming positions could impact the financial performance of our Fitzgeralds Black Hawk casino operation.

Higher energy costs

Due to the recent increase in energy prices, there is a greater risk that our patrons will have less discretionary income due to higher fuel costs. Customers may also be less likely to travel or may be more likely to reduce the number of trips to our casinos.

Fitzgeralds Black Hawk construction projects

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn, we will need to reallocate our capital expenditure budget to cover these costs in order to stay within the capital expenditures limitation defined in our loan covenants. This will limit our ability to implement other planned expenditures at our properties.

Item 5.	Other Information.

In lieu of filing a Current Report on Form 8-K pursuant to Item 1.01 thereof, Entry into a Material Definitive Agreement, the Company is providing the required disclosures, within the time period specified in General Instruction B to Form 8-K, in this Report.

On November 6, 2007, the Company entered into an Expense Reimbursement/Sharing Agreement (the “PITG Expense Sharing Agreement”) with PITG Gaming, LLC, a Delaware limited liability company, an indirectly owned subsidiary of BDI. A description of the material terms of the PITG Expense Sharing Agreement is set forth in Note 6 to the Consolidated Financial Statements in Item 1 of this Report and is incorporated herein by reference. The description of the material terms is qualified in its entirety by reference to the full text of the PITG Expense Sharing Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6.	Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

10.1*	Expense Reimbursement Sharing Agreement, dated November 6, 2007, by and between the Majestic Star Casino, LLC and PITG Gaming, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

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

/s/Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1