Form 10-K
period 2007-12-31
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2008-04-11
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number: 333-06489

Indiana	THE MAJESTIC STAR CASINO, LLC	43-1664986
Indiana	THE MAJESTIC STAR CASINO CAPITAL CORP.	35-2100872
Indiana	MAJESTIC STAR CASINO CAPITAL CORP. II	20-3879309
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)

301 Fremont Street
Las Vegas, NV 89101
(702) 388-2400
(Registrant’s address and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ X ]	No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes [ ]	No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of common stock outstanding: Not Applicable.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
2007 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

GENERAL

The Majestic Star Casino, LLC was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino, LLC conducts its operations both directly and through its subsidiaries. In this report, unless indicated otherwise, “Majestic,” the “Company,” “we,” “us,” and “our” refer to The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., Majestic Star Casino Capital Corp. II, and our subsidiaries. The Majestic Star Casino Capital Corp. was formed in May 1999 as an Indiana corporation solely to facilitate the offering of certain senior secured notes of The Majestic Star Casino, LLC, and has no assets or operations.  Majestic Star Casino Capital Corp. II was formed in November 2005 as an Indiana corporation solely to facilitate the offering of certain senior notes of The Majestic Star Casino, LLC, and has no assets or operations.

We own and operate four casino properties, two located in Gary, Indiana, (“Majestic Star” and “Majestic Star II”, collectively, the “Majestic Properties”), and one each in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”), and Black Hawk, Colorado (“Barden Colorado” or “Fitzgeralds Black Hawk”). As of December 31, 2007, our properties collectively contain 4,492 slot machines, 110 table games, 21 poker tables and 806 hotel rooms. Our properties are well established, each having been in operation for at least ten years, and are well situated within significant drive-in gaming markets. Within each market, we leverage our brand names, experienced management, value-oriented amenities and emphasis on slot play to target mid-level gaming customers. We are also strengthening our table game presence in each market by targeting higher -worth players.

We are wholly owned by Majestic Holdco, LLC (“Majestic Holdco”), which is indirectly wholly owned and controlled by Don H. Barden, our Chairman, President, Chief Executive Officer and the sole shareholder of Barden Development, Inc. (“BDI”), the parent of Majestic Holdco.

As of December 21, 2005, the Company also owned 100% of Buffington Harbor Riverboats, L.L.C. (“BHR”) that had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 3 – Trump Indiana Acquisition in the Notes to Consolidated Financial Statements. As part of the Trump Indiana acquisition, the Company acquired 50% of Buffington Harbor Parking Association (“BHPA”) and, through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company. In August 2006, BHPA was merged into Majestic Star.  As of December 31, 2006, BHR was dissolved.

The Company faces substantial financial uncertainties. Investment in the debt of the Company carries a high degree of risk. See Item 1A – Risk Factors

Our executive offices are located at 301 Fremont Street, 12th Floor, Las Vegas, Nevada 89101, and our telephone number is (702) 388-2400. Our website can be accessed at http://www.majesticstar.com .. The information on our website is not part of this report.

GAMING FACILITIES

Our operating strategy is to attract mid-level gaming customers, who we believe constitute the largest segment of potential gaming customers, by providing outstanding customer service and a quality gaming and entertainment experience at an affordable price. We believe the following strengths enable us to compete successfully and implement our operating strategy:

•
Good Locations in Strong Drive-in Markets.  Our properties are located in significant drive-in gaming markets, which allow our casino patrons to reach us in short travel times and to make repeated trips to our gaming facilities.

•	Gaming Brands. We believe our gaming brands help attract and retain customers.

•	Emphasis on Slot Play. We emphasize slot machine wagering, which we believe is the most stable and most profitable segment of the casino entertainment business.

•	Focus on Quality and Service at an Affordable Price. Our casinos provide a quality casino entertainment experience at an affordable price to attract middle market guests.

•
Strong Ownership and Experienced Management.  Don H. Barden, our Chairman, President and Chief Executive Officer and principal shareholder, our property management teams and corporate staff have extensive experience in the gaming industry, with in-depth knowledge and experience regarding the markets in which they conduct business.

Majestic Properties

The Majestic Properties, which opened in June 1996, is a gaming complex located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago comprised of two casino riverboats, a hotel and an entertainment pavilion. These properties primarily draw customers from northwest Indiana and the Chicagoland area. The Chicagoland market is the third largest gaming market in the United States, with only Las Vegas and Atlantic City being larger. The Majestic Properties also attract drive-in customers from other areas in Illinois, Indiana and Michigan.

 One of the riverboats, Majestic Star, is a four-story, 360-foot long vessel with a contemporary design that accommodates approximately 3,000 customers and employees. The casino includes approximately 40,800 square feet of gaming space across three expansive decks with 1,221 slot machines and 52 table games. The vessel provides live entertainment, a private high-limit table games area and a baccarat room. The second riverboat, Majestic Star II, is a four-story, 280-foot long vessel, which accommodates approximately 2,740 customers and employees. The casino includes approximately 43,000 square feet of gaming space with 1,380 slot machines and 16 table games. The vessel provides live entertainment and a 21 table poker room, which is the largest in the Chicagoland market. A 300-room hotel (including eight suites) with a restaurant is located adjacent to the riverboats. The entertainment pavilion is a two-level, 85,410 square foot structure containing a buffet, steak house, lounge, coffee outlet, a fast food restaurant, two gift shops, banquet and entertainment facilities and two VIP lounges. The complex also contains a 2,000-space covered parking structure and 2,600 surface parking spaces with valet parking and convenient bus facilities.

Fitzgeralds Tunica

Fitzgeralds Tunica, which opened in June 1994, is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. This property primarily draws its gaming patrons from the Memphis area. Fitzgeralds Tunica also attracts drive-in customers from northern Mississippi, Little Rock, Arkansas, southern Missouri and Birmingham and Huntsville, Alabama, as well as regional travelers flying into Memphis.

Fitzgeralds Tunica includes 38,088 square feet of gaming space, with 1,302 slot machines and 36 table games, which provides live entertainment, a 506-room hotel (including 72 suites), an indoor special events center, an indoor swimming pool, two bars, three restaurants and a gift shop. Fitzgeralds Tunica also has a 411-space covered parking structure and 1,264 surface parking spaces with valet parking and convenient bus facilities.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk, which opened in May 1995, is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is approximately 30 miles from Denver and attracts drive-in or “day trip” customers from the population centers of Denver, Boulder, Colorado Springs and Fort Collins, Colorado, as well as Cheyenne, Wyoming.

Fitzgeralds Black Hawk includes a 10,253 square foot casino, with 589 slot machines and 6 table games, a restaurant, a bar and a 392-space all-valet parking garage adjacent to the casino.

At Fitzgeralds Black Hawk, we are expanding our gaming, entertainment and administration facilities.  The newly expanded area will allow us to almost double our slot machine count and provide an additional fine dining outlet, additional administrative space and an events area. We believe having an events area will allow us to improve the loyalty of our customers through player events and parties. The total cost of the project is approximately $32.2 million. We expect to complete the expansion in mid-2008.

For financial information regarding the Company’s business segments, see Note 16 Segment Information in the Notes to Consolidated Financial Statements.

MARKETING

Our direct mail database programs and our player development initiatives are our strongest marketing tools to increase and retain market share in all of our highly competitive markets.  Since we operate regionally, database marketing is a key element to encouraging casino customers to make frequent visits to our properties. But equally as critical is attracting new customers to our casinos so that we can grow our database. We do this through a combination of promotions, specials events, and product and entertainment marketing, direct mail reactivation, direct mail prospecting, and player development recruitment strategies. We also continue to utilize other forms of broad-based marketing to attract customers to our facilities, including television, radio, newspaper and outdoor media.

Through our investment in player tracking technology systems, the use of the Majestic Star and Fitzgeralds player reward cards allows us to track individual or combined play at slot machines, table games, as well as food and beverage and hotel expenditures (available at Fitzgeralds Tunica and the Majestic Properties). The systems allow us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking programs allow us to target our marketing programs to categories of players, including advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages, direct mail, and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking systems also allow us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. The newest player tracking customer experience, implemented at both the Majestic Properties and Fitzgeralds Tunica, allows our customers to download the equivalent of their cash coupons (“downloadable promotional credits”) at the slot machine by entering their four-digit PIN. Our customers no longer have to wait in line at the rewards booth to redeem their cash coupons. The implementation of our downloadable promotional credit programs has coincided with a significant reduction in our direct mail cash coupon programs, generally on a dollar for dollar basis.

Majestic Star.  We utilize an integrated marketing campaign to brand Majestic Star in the Chicagoland market to mid-level slot customers while striving for the higher-worth table games player. Our messages about Majestic Star have appeared in various media, including television, radio, print and outdoor media, which we believe has improved our market awareness among Chicagoland area gaming patrons. We intend to utilize these and other similar brand marketing techniques to continue attracting customers, whom we then identify, qualify and target for direct marketing activities.

Fitzgeralds.  We have developed the Fitzgeralds brand into a regionally recognized gaming brand for casino and hotel services. We believe the Fitzgeralds brand has come to represent an exciting atmosphere coupled with warm, friendly employees. The Fitzgeralds brand has also promoted itself as the “Fitz”. The Fitz gives the Fitzgeralds brand a trendy, more youthful feel to help broaden our market base and target a younger gamer in addition to our core market.

COMPETITION

We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. Our competitors continue to make significant improvements to their facilities and the variety of marketing, promotions and entertainment offered to customers within our markets. In addition to regional competitors, we compete with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers, but also for employees. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, internet gaming, on- and off-track wagering, slot parlors, race tracks with slot machines and card parlors. See Item 1A. Risk Factors for further discussion on competition in the markets in which we currently operate.

The recent and continued expansion of legalized casino gaming within existing jurisdictions and into new jurisdictions throughout the United States has increased competition faced by us. Such competition could increase in the future.

SEASONALITY

The gaming operations of the Company’s properties are seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties’ results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, the Majestic Properties’ operating revenues are expected to be stronger during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Fitzgeralds Black Hawk property.  At the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company’s results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for the fiscal year or future fiscal quarters.

CASINO CREDIT

Casino credit play represents a small portion of table games volume at Fitzgeralds Tunica and the Majestic Properties.  We maintain strict control over the issuance of casino credit and pursue collection from those customers who fail to pay in a timely manner. In Mississippi and Indiana, gaming receivables are enforceable by state law.  All other states are required to enforce a judgment for gaming receivables entered in Mississippi and Indiana.

EMPLOYEES

As of December 31, 2007, we directly employed approximately 3,100 persons. Approximately 13.4% of our workforce is unionized. Our unionized employees work at our Majestic Properties.

In recruiting personnel, the Majestic Properties are obligated, under the terms of a Development Agreement with the City of Gary, to use our best efforts to have an employee base which is comprised of 70% from racial minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana. We believe that our recruitment programs strive to meet this obligation.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

We utilize a comprehensive integrated marketing campaign to brand the Majestic Properties for slot customers from the middle-income segment. We own certain registered trademarks that are integral to the business and operation of the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk.

The Fitzgeralds Casinos have developed a regional gaming brand. We own proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the gaming activities, including the marks Fitzgeralds and Fitz. Following the Fitzgeralds’ acquisition, and under a license from us, Fitzgeralds Reno, Inc. (“Fitzgeralds Reno”), a subsidiary of Fitzgeralds Gaming Corporation, had the right to use the name Fitzgeralds and certain other marks in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in northern California, northern Nevada, Oregon and Washington. In addition, Fitzgeralds Reno recently assigned the license to DRW Fitzgeralds, LLC (“DRW”), the purchaser of the casino in Reno. Under the terms of the license agreement, any further assignment will require our prior written consent. We retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica and Fitzgeralds Black Hawk. In connection with any use of the Fitzgeralds name, the terms of the license with DRW obligates them to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with our current operating standards. In connection with the spin-off of Barden Nevada Gaming, LLC (“Barden Nevada”) in 2003, we entered into a license with Barden Nevada to allow Barden Nevada the right to use the name Fitzgeralds and other marks in connection with its operation of its Las Vegas property.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, or may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties. See Item 1A for further discussion on potential exposure to environmental liabilities.

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

Indiana Gaming Regulation

The ownership and operation of the Majestic Properties is subject to regulation by the State of Indiana through the Indiana Gaming Commission (the “IGC”). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana. The IGC is authorized to award up to eleven gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick. Referenda required by the Riverboat Gambling Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, Gary and Michigan City. In April 2007, the Indiana General Assembly enacted legislation that authorized the two horse tracks located in Anderson and Shelbyville, Indiana to install 2,000 slot machines at each facility. The IGC may authorize the installation of additional slot machines. The slot operations at the tracks are anticipated to open in the second quarter of 2008.

The IGC has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted and is authorized to adopt rules for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The IGC may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing, for any act in violation of the Riverboat Gambling Act or for any other fraudulent act.

The Riverboat Gambling Act requires extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding a five percent or more direct or indirect beneficial interest in an applicant.

A Riverboat Owner’s License and Operating Contract entitles the licensee or the Operating Agent to operate one riverboat. In May 2003, the Riverboat Gambling Act was amended to allow a person to hold up to one hundred percent of up to two individual Riverboat Owner’s Licenses. An owner’s initial license may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. While the IGC reserves the right to investigate Riverboat Licensees (a “Riverboat Licensee”) at any time it deems necessary, each Riverboat Licensee must undergo a complete reinvestigation every three years. The Majestic Properties underwent a complete reinvestigation in 2007 and applications for the required annual license renewals for 2007 were submitted and approved.

The Riverboat Gambling Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Effective January 1, 2008, based on the results of a Statistical Analysis of the Utilization of Minority and Women Business Enterprises by Riverboat Licensees and Operating Agents (“Statistical Analysis”), Riverboat Licensees and Operating Agents must establish goals of expending 10.9 percent of the total dollars spent on construction expenditures with women’s business enterprises. The IGC encourages the purchase of goods and services in the following categories from minority and women business enterprises based on the capacity measurement determined by the Statistical Analysis: (i) 23.2 percent with minority-owned construction firms; (ii) 4.2 percent with minority-owned procurement firms; (iii) 2.5 percent with women-owned procurement firms; (iv) 11.2 percent with minority-owned professional services firms; (v) 7.8 percent with women-owned professional services firms; (vi) 2.9 percent for other expenditures with minority-owned firms; and (vii) 1.8 percent for other expenditures with women-owned firms. The IGC may suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these guidelines. For the calendar year ended December 31, 2007, the Company has submitted unaudited reports to the IGC that the Company believes met the prior statutory requirements.

Indiana state law stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 40% for adjusted gross receipts in excess of $600 million. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed.

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

The Company and its affiliates are subject to restrictions on the incurrence of debt. A Riverboat Licensee and its affiliates may enter into debt transactions that total $1.0 million or more only with the prior approval of the IGC. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the riverboat licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Act. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings. The IGC, by resolution, has authorized the Executive Director, subject to subsequent ratification by the IGC, to approve debt transactions after a review of the documents and consultation with the Chair and the IGC’s outside analyst.

The regulations are subject to amendment and interpretation by the IGC. We believe that our compliance with the licensing procedures and regulatory requirements of the IGC will not affect the marketability of our securities.

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

The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission;

•	the prevention of cheating and fraudulent practices;

•	providing a source of state and local revenues through taxation and licensing fees; and

•	ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

The Mississippi Gaming Control Act (“Mississippi Act”) provides for legalized gaming in each of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, gaming is permissible in nine of the fourteen eligible counties in the State of Mississippi and gaming operations have commenced in seven counties. Traditionally, Mississippi law required gaming vessels to be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. In 2005, however, the Mississippi Legislature amended the Mississippi Act to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations provided the gaming areas do not extend more than 800 feet beyond the nineteen-year mean high water line, except in Harrison County where the 800-foot line can be extended as far as the southern boundary of Highway 90.

The Mississippi Act permits unlimited stakes gaming on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

We and any subsidiary of ours that operates a casino in Mississippi (a “Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. Each of the Company, Majestic Holdco, and BDI, has registered under the Mississippi Act as either a publicly traded corporation (a “Registered Corporation”) or a holding company corporation (a “Registered Holding Company”) of Barden Mississippi Gaming, LLC (“BMG”), the owner and operator of Fitzgeralds Tunica and a licensee of the Mississippi Commission. We, BDI, and Majestic Holdco, as Registered Holding Companies or Registered Corporations within the meaning of the Mississippi Act, and BMG, as a gaming licensee, are required periodically to submit detailed financial, operating and other reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. No person may become a stockholder of nor receive any percentage of profits from a licensed subsidiary of a Registered Holding Company or Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of Fitzgeralds Tunica.

BMG must maintain its gaming license from the Mississippi Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period, may be continued for two additional three-year periods, and must be renewed periodically thereafter. BMG’s current gaming license was renewed in 2007 and expires December 6, 2010.

Certain management personnel of ours, our manager, our parent, and certain management personnel and key employees of BMG must be found suitable or be approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to the Company, Majestic Holdco, BDI and BMG, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and our Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determination of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

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

Although the Mississippi Commission generally does not require the individual holders of obligations, such as notes, to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default or where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make a public offering of its securities but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering and remains subject to the ability of the Mississippi Commission to issue a stop order with respect to any such securities offering if the Mississippi Commission determines it would be necessary to do so.

Under the regulations of the Mississippi Commission, BMG may not guarantee a security issued by us or any other affiliated company pursuant to a public offering or pledge the assets of BMG to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the equity securities of a Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary or its Registered Holding Company and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission.  We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with prior offerings of securities, subject to certain restrictions, but we must obtain separate prior approvals from the Mississippi Commission for pledges and stock restrictions in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a loan to licensees report with the Mississippi Commission within thirty (30) days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order such transactions rescinded.

None of us, BDI, Majestic Holdco, or BMG may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval from or notification to the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We previously have obtained a waiver of foreign gaming approval from the Mississippi Commission for our gaming operations in Indiana and Colorado and of our affiliate in Nevada. We will be required to notify the Mississippi Commission in writing within 30 days after commencing any additional future gaming operations outside of Mississippi, but within the United States, and we must obtain approval or a waiver from the Mississippi Commission before beginning certain gaming operations outside of the United States.

If the Mississippi Commission were to determine that we, BDI, Majestic Holdco, or BMG violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the approvals of any such company and the license of BMG, subject to compliance with certain statutory and regulatory procedures. In addition, we, BDI, Majestic Holdco, BMG and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and our business, financial condition and results of operations.

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

The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings), and the current maximum rate imposed is eight percent of all gaming receipts in excess of $134,000 per month. The foregoing license fees paid by BMG are allowed as a credit against BMG’s state income tax liability for the year paid. The gross revenue fee imposed by Tunica County, in which Fitzgeralds Tunica is located, equals approximately four percent of the gaming receipts.

The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include adequate parking facilities in close proximity to the casino complex and infrastructure facilities, such as hotels, which amount to at least 100% of the casino cost. The Mississippi Commission’s current infrastructure requirement applies to new casinos or acquisitions of closed casinos. Fitzgeralds Tunica was grandfathered under a prior version of that regulation that required the infrastructure investment to equal only 25% of the casino’s cost.

The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities.

The sale of alcoholic beverages, including beer and wine, at Fitzgeralds Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi State Tax Commission. Fitzgeralds Tunica is in an area designated as a special resort area, which allows Fitzgeralds Tunica to serve alcoholic beverages on a 24-hour basis. All such licenses are revocable and are non-transferable. If the ABC laws are violated, the ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect on us and BMG’s operations at Fitzgeralds Tunica.  Certain of our officers and managers at Fitzgeralds Tunica must be investigated by the ABC in connection with our liquor permits and changes in certain key positions must be approved by the ABC.

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

A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer, or who provide goods or services in return for fees calculated upon a percentage of limited gaming revenue. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses.  In June 2007, Barden Colorado applied with the Colorado Gaming Commission for a renewal of its operator’s and retail gaming licenses, and those licenses were renewed on September 20, 2007.

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

The State of Colorado has enacted an annual tax on the adjusted gross proceeds (“AGP”) from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. The Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Currently, the gaming tax rates, which were reaffirmed on May 17, 2007, are 0.25% on AGP of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million.

The regulations are subject to amendment and interpretation by the Colorado Gaming Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Colorado Gaming Commission will not affect the marketability of our securities.

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

Compliance with Other Laws and Regulations

Currently, our Majestic Properties’ vessels must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The Majestic Properties vessels must each hold a certificate of inspection and must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s certificate of inspection or American Bureau of Shipping approval would preclude its use as a casino.

The U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspection be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of our Majestic Properties’ vessels, could be significant. To date, the U.S. Coast Guard has allowed in-place underwater hull inspections of the Majestic Properties vessels. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of either Majestic Star or Majestic Star II from service for any period of time could adversely affect our business, financial condition and results of operations.

Pursuant to legislation enacted in 2005, the IGC is able to adopt alternative marine structural and life safety standards for riverboats ("Alternate Certification").  The Alternate Certification standards require riverboat gaming vessels to be capable of getting under way, but shall not carry patrons while under way unless permitted by the U.S. Coast Guard on a case-by-case basis.  The IGC adopted its Alternate Certification standards in the second quarter of 2007.

Our operations are also subject to extensive state and local regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits.

ITEM 1A.  RISK FACTORS

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the Securities and Exchange Commission (“SEC”) could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below.

Our significant indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations on our indebtedness.

We have a significant amount of debt. As a result of our offerings, acquisitions and refinancings, our consolidated indebtedness as of December 31, 2007 is $556.7 million of which the following amounts are outstanding: $56.4 million under our $80.0 million senior secured credit facility (“Senior Secured Credit Facility”), $300 million of 9 ½% senior secured notes (“Senior Secured Notes”), $200 million of 9 ¾% senior unsecured notes (“Senior Notes” and, together with the Senior Secured Notes, the “Notes”), and $0.3 million for capital lease obligations and other indebtedness. In addition, the indentures governing the Notes permit us to incur additional debt in certain circumstances including purchase money debt. Up to an additional $23.6 million is available under our Senior Secured Credit Facility.

Our high level of debt could have significant effects on our business. For example, it could, among other things:

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other outstanding indebtedness;

•
require us to direct a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, marketing and other general corporate purposes;

•	increase our vulnerability to adverse economic and industry conditions or a downturn in our business;

•
result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the indentures governing the Notes or our Senior Secured Credit Facility, which event of default could result in all of our indebtedness becoming immediately due and payable and would permit some of our lenders to foreclose on our assets securing such indebtedness;

•	limit our ability to fund or obtain additional financing for future working capital, capital expenditures, development projects and other general corporate purposes; or

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Given the relatively low availability on the Senior Secured Credit Facility, debt covenants, our declining cash flows and our already high levels of debt, it is unlikely that we will be able to obtain additional financing.

We may not be able to generate sufficient cash flow to service our debt and other liquidity needs.

Our ability to generate sufficient cash flow to service our debt and to satisfy our other liquidity needs will depend on the future performance of our gaming operations, which is subject to many economic, political, competitive, regulatory and other factors that we are not able to control. However, if cash flows from operations are not sufficient to service our debt and to satisfy our other liquidity needs, we may need to seek additional financing in the debt or equity markets, refinance the Notes, sell selected assets or reduce or delay planned activities and capital expenditures. Any such financing, refinancing or sale of assets may not be available on economically favorable terms, if at all, and may be difficult because of gaming regulatory restrictions on ownership. In the event that we are left without sufficient liquidity to meet our debt service requirements, an event of default would occur under the indentures governing the Notes and our Senior Secured Credit Facility. Such an event of default could result in all of our indebtedness under the Notes and our Senior Secured Credit Facility becoming immediately due and payable and could permit the trustee under the indenture governing the Senior Secured Notes and the lenders under our Senior Secured Credit Facility to foreclose on our assets securing the Senior Secured Notes and our Senior Secured Credit Facility, which are secured by substantially all of our current and future assets.

Beginning October 15, 2008, the interest on the 12½% Senior Discount Notes due 2011 (“the Discount Notes”), issued by our parent, Majestic Holdco, will need to be serviced with cash, with the first payment due on April 15, 2009. Currently, the Discount Notes pay interest in kind.  Majestic Holdco has no assets or operations.  Thus Majestic Holdco has no ability to directly pay the interest on the Discount Notes.  In addition, the indentures and loan and security agreement, which govern the Company’s various debt obligations, preclude the Company from making distributions to Majestic Holdco unless certain financial tests have been met.  It is unlikely that the Company will achieve these financial tests in order to make distributions to assist with paying the interest at Majestic Holdco. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes.

We may need to seek additional amendments to the financial covenants contained in our debt agreements.

We have amended the Senior Secured Credit Facility eight times, including the most recent amendment on March 31, 2008.  Many of these amendments were necessary so that the Company would be in compliance with the financial covenants contained therein, either in current or future periods, including the eighth amendment. Given the Company’s significant debt and competitive markets, there is a risk that the Company may not achieve amended financial covenants set forth in the Senior Secured Credit Facility. As such, the Company may need to seek further amendments to the financial covenants contained therein. If future amendments are necessary, our lenders could, among other actions, restrict our ability to make capital expenditures, reduce or preclude tax or management distributions to BDI, require an equity infusion or limit our availability under our Senior Secured Credit Facility.  Should the lenders fail to consent to amending the Senior Secured Credit Facility, a default would exist and all such debt, with interest, may become immediately due and payable. This would, in turn, cause a cross-default with the Company’s other outstanding indebtedness and all such additional indebtedness, with interest, may become due and payable.

We face significant competition in each market where we operate and other markets.

We face significant competition in each of the markets in which our gaming facilities are located as well as from new potential gaming markets. Many of our competitors have significantly greater name recognition, national presence and financial, marketing and other resources than we do. Our properties currently compete principally with other gaming properties in or near Illinois, Indiana, Mississippi and Colorado. Our competitors continue to make significant capital expenditures in their properties and are developing new properties. These new capital expenditures and casino projects will likely increase competition significantly and could negatively impact our operations.

In late 2006, Harrah’s Entertainment began a $500 million renovation and expansion of its Horseshoe Casino in Hammond, Indiana that is scheduled to open in late summer 2008. The facility is expected to more than double the size of their existing facility, making it the largest gaming establishment in the greater Chicago area. Boyd Gaming began construction in March 2007 of a $130 million expansion to their Blue Chip Casino facility in Michigan City, Indiana that is scheduled to open in late 2008. The expansion includes a second hotel tower and other amenities. In September 2007, Ameristar Casinos acquired Resorts East Chicago in Indiana. Ameristar has started making capital improvements to Resorts East Chicago. These projects will have a significant impact on the operations and cash flows of our Majestic Properties, particularly since the Company has limited access to capital to improve these casino facilities and provide other amenities in order to remain competitive in the northwest Indiana market.

The Illinois state government continues to consider options that would expand gaming, possibly allowing new casinos in the Chicago area or more gaming devices at existing casinos. An expansion of gaming in the Chicago area could have an adverse effect on our operations and cash flows.

The Pokagon Indians opened The Four Winds Casino near the Indiana and Michigan state line in the summer of 2007 with approximately 3,000 slot machines and 100 table games. This casino has the advantage of being a land-based facility. The Four Winds Casino has had and could continue to have an adverse impact on the operations of our Majestic Properties.

Ameristar Black Hawk is adding a 536-room, 33-story hotel to its facility in Black Hawk, which is expected to be completed in the second half of 2009. At this time, we cannot determine what effect this will have on the Black Hawk market as Black Hawk has previously been a day-trip market with a limited number of hotel rooms.

There have been discussions in Colorado regarding a possible November 2008 statewide ballot initiative that would allow slot machines at some of the state’s racetracks. Two of the racetracks are located in close proximity to Denver, which is the largest market for Black Hawk. The legalization of slot machines at these two locations could have a material adverse impact on Black Hawk’s business.

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

We are limited in our ability to fund capital improvements.

Competition requires us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology and consumer tastes, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to improve the attractiveness and add to the appeal of our properties. Our 2008 capital budget anticipates the completion of the expansion of Fitzgeralds Black Hawk. The Company will not spend any other significant amounts in 2008 on capital expenditures until it can determine the trend in its cash flows.  The Company’s primary focus is to ensure satisfactory cash on hand and availability under its Senior Secured Credit Facility to make its required interest payments on its indebtedness.  However, failure to make capital expenditures could lessen the Company’s competitive position and lead to a more rapid decline in cash flows.

Included in our 2008 capital expenditure budget is $12.9 million for the expansion of Fitzgeralds Black Hawk. On November 10, 2005, Fitzgeralds Black Hawk was served with a complaint filed against it by the City of Black Hawk. The complaint asserted that Fitzgeralds Black Hawk maintains a partially demolished historic building (the “Masonic Building”), which constitutes a public nuisance and requested that the court enter a finding that the structure violates the Municipal Code, enjoin Fitzgeralds Black Hawk from keeping the alleged nuisance, direct Fitzgeralds Black Hawk to rebuild the historic structure, and assess Fitzgeralds Black Hawk a penalty in the amount of $499 for each day of the alleged violation beginning on June 1, 2005. On December 30, 2005, the parties filed a stipulation to dismiss the complaint without prejudice. An order granting the dismissal was entered on January 5, 2006. Pursuant to the terms of the stipulation, the City of Black Hawk agreed not to re-file its nuisance complaint based upon the same allegations so long as Fitzgeralds Black Hawk is engaged in and continues to make substantial and timely progress toward casino expansion to encompass the Masonic Building or toward rebuilding the Masonic Building itself.  If the Company fails to make satisfactory progress, the City of Black Hawk could file another complaint based on some or all of the allegations in the original complaint and such new complaint, for all purposes, will relate back to the Notice to Abate that the City of Black Hawk served on Fitzgeralds Black Hawk on July 14, 2005 related to the condition of the Masonic Building.

We have put on hold our plans for the development of new and improved dockside gaming and land-based facilities at Buffington Harbor in Gary, Indiana due to weakness in the capital markets, our lack of financial flexibility and an inability to solidify definitive plans.

Our business will be adversely affected by legislation prohibiting smoking.

Legislation in various forms to ban indoor smoking has recently been enacted or introduced in many state and local jurisdictions. On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. We expect this ban will have a negative impact on business volumes at our Black Hawk property, the magnitude of which we cannot yet predict.

We also believe that there will be future legislative initiatives to ban smoking on casino floors in jurisdictions where bans currently do not exist.  Indiana and Mississippi currently do not have bans in place that preclude smoking on the casino floor.  However, if legislation is enacted in which bans were put in place in Indiana and/or Mississippi, then the Majestic Properties and/or Fitzgeralds Tunica could experience weaker casino volumes.

Slot machine purchases may be limited by cash flow and as a result the Company may have to lease a greater number of slot machines at its casinos.

A majority of our revenues is attributable to slot machines operated by us at our casinos. It is important, for competitive reasons, that we offer to our customers the most popular and up to date slot machine games incorporating the latest technology.

In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, certain slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring casinos to enter into participating lease agreements in order to acquire the machines. Participating slot machine lease agreements typically require payment of a minimum fixed daily rental or payment of a percentage of coin-in or net win amounts. Generally, a participating lease agreement is substantially more expensive over the long term than the cost to purchase a new machine.

For cash flow reasons, it is likely that new slot machines placed on the casino floors at our various properties will have participating lease arrangements.  If the new slot machines do not provide sufficient incremental revenues to offset the increased participation or lease costs, it could hurt our profitability.

The Company could be liable to the City of Gary for additional economic incentive taxes if the current Amended Majestic Star Development Agreement is unenforceable.

In conjunction with the Company’s closing of the Trump Indiana Acquisition, the Company, Trump Indiana and the City of Gary (“City”) entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”) dated October 19, 2005, which, among other things, terminated the Trump Development Agreement effective upon the closing date of the Trump Indiana acquisition.  The Amended Majestic Development Agreement also requires the Company to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts (as defined by the Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. At December 31, 2007, there was $2.6 million in the improvement fund.

The Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century, LLC (an affiliate of the Company) vs. City of Gary. The Company is seeking to declare the City in breach of its obligations under the Amended Majestic Development Agreement, or if the Amended Majestic Development Agreement is found to be unenforceable (see discussion below), under the prior Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and recover damages regarding the City’s failure to perform required environmental remediation and completion of access roads and a freeway interchange to and around the property owned by the Majestic Properties.  In addition, in this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect.  The new mayor, who took office on April 7, 2006, of the City is now claiming that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable as against it because the prior mayor lacked the authority to bind the City. The Company believes the Amended Majestic Development Agreement is enforceable. Simultaneously with the arbitration, the Company also filed an action in Marion Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Circuit Court.

As a result of the arbitration and lawsuit, the Company is currently depositing the economic incentive payments as required by the Amended Majestic Development Agreement into a segregated bank account under the Company’s control, with the intent that these funds be used to pay for the City’s obligations and the Company’s damages.

If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City all amounts currently in the improvement fund, which total $3.2 million to date, take a charge to earnings of $1.6 million, which represents that portion of the improvement fund that was under the control of the Company for improvements to Majestic Property assets and pay an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement.  The additional 1% due the City would equal $2.4 million. See Item 3. Legal Proceedings for a more expanded discussion on arbitration and lawsuit with the City.

Our operations are highly taxed and may be subject to higher taxes in the future, and we have ongoing tax disputes.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property, payroll, franchise and income taxes. From time to time, state and local governments have increased gaming and property taxes (including on a retroactive basis), such as in Indiana with our Majestic Properties, and such increases can significantly impact the profitability of gaming operations. Any material increase in or the adoption of additional taxes or fees would have a material adverse effect on our future financial results. In addition, the Company and certain of its subsidiaries are a party to certain ongoing tax protests and audits which, if adversely determined, could have a material adverse effect on our future financial results and cash flows.

We have assumed the liabilities of Trump Indiana in our stock purchase; further, indemnification obligations of the former owner of Trump Indiana may not be sufficiently secured.

As a result of acquiring the stock of Trump Indiana, we are legally responsible for any liabilities of Trump Indiana, including ordinary course litigation and certain contingent liabilities without further recourse to the former owner of Trump Indiana, Trump Entertainment Resorts Holdings, L.P. (“TERH”). TERH has agreed to indemnify us for tax liabilities attributed to the period prior to closing in addition to indemnification for breach of representations and warranties, fines or penalties payable to the IGC, certain identified litigation and pre-closing workers’ compensation and patron liability for the period prior to the closing date. There is no security for any indemnification obligations. If TERH is unable or unwilling to satisfy in full any indemnity obligation that may occur, we may be unable to recover the full amount of the costs we incur, which could have a material negative impact on our financial condition, results of operations and cash flow.

Extensive government regulation continuously impacts our operations.

The ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local governmental entities and agencies. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines or forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions could have a material adverse effect on us. See Item 1 – Government Regulation and Licensing for further information.

Legislation or local referenda on gaming may restrict or adversely impact our operations.

The casino entertainment industry is subject to political and regulatory uncertainty. In some of the jurisdictions in which we currently operate or from which we attract customers, or into which we may expand, gaming is subject to local referenda. If the results of a referendum held in a jurisdiction in which we operate or are contemplating operating were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations would be negatively impacted.

We are highly dependent on the services of our principal executive.

Don H. Barden is Chairman, President and Chief Executive Officer of the Company and the sole owner of our ultimate member, BDI. The loss of the services of Mr. Barden or a change in ownership of the Company, for any reason, could have a material adverse effect on our business, operating results and financial condition.

BDI is not restricted from pursuing other activities that may compete with us.

BDI, an entity wholly owned and controlled by Don H. Barden, indirectly beneficially owns all of our outstanding equity interests and voting power. BDI owns Barden Nevada, which conducts casino operations under the name Fitzgeralds Las Vegas in Las Vegas, Nevada.  In addition, BDI owns PITG Gaming, LLC (“PITG”), which is in the process of constructing a slots only casino in Pittsburgh, Pennsylvania.  In addition, we have entered into a manager agreement with BDI, which provides for a distribution payable by Majestic to BDI for acting as its manager, if certain financial covenants are met.  Neither Mr. Barden nor any of the entities which he controls is restricted from pursuing other opportunities which may compete for business with our operations.

We may be unable to retain management personnel at our properties.

We retain management personnel and key executives through a combination of programs and policies, including employment agreements, performance-based compensation, and other types of incentives and benefit packages.

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

As of December 31, 2007, we employed approximately 3,100 persons of whom approximately 13.4% are represented by unions and subject to collective bargaining agreements. A strike, work stoppage or other slowdown could significantly disrupt our operations, which could have a material adverse effect on our operations and financial results.

Our various collective bargaining agreements are in effect for various periods ending between April 2009 and July 2011. Certain of our non-unionized workforce have been the subject of union organizing efforts and other segments of our workforce could become subject to such efforts, which could cause us to incur additional labor costs and increase the union related risks we now face.

Loss of our casino properties from service would adversely affect our operations.

Our gaming facilities may be damaged or interrupted by fire, flood, wind, power loss, technology or mechanical failure, extended or extraordinary maintenance, earthquakes, terrorist attacks, war or similar events. Furthermore, the Majestic Properties riverboats and Fitzgeralds Tunica vessel and its dockside facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance or inspection (including routine inspections required by the U.S. Coast Guard). In addition, the Fitzgeralds Tunica vessel is subject to access restrictions which may be imposed by the Mississippi authorities controlling the mainline Mississippi River levee in Tunica. Loss of our casino properties from service for any period of time would adversely affect our business, financial condition and results of operations.

Changes in economic conditions, including fuel costs, may impact our financial performance.

Our business is affected by economic and market conditions in the markets from which we draw our customers.  The Majestic Properties are particularly affected by economic conditions in the Midwest. A recession or economic slowdown, changes in general customer confidence or spending, increased fuel and transportation costs or travel concerns could cause a reduction in visitation to our properties, which could adversely affect our results of operations.

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

The Buffington Harbor complex is located on a site where prior industrial operations and activities may have resulted in contamination of the environment. As the owner and operator of the Majestic Properties, we could be held responsible for the costs of addressing any contamination. Our liability under applicable environmental laws may be imposed without regard to whether we knew of, or were responsible for, the presence of hazardous substances and, in some cases, may not be limited to the value of the affected property. There can be no assurance that further development of the land, or of a new harbor, and the related construction, will not identify environmental contamination. If this were to occur, the costs of remediation or the disruption to our business could adversely affect our operations and may also adversely affect our ability to sell, lease or operate the property or to borrow against it. Further, the land has been the site of a spill and historical environmental contamination. Two leaking underground storage tank sites located in close proximity to the land may also impact the environmental condition of such land. Until the leaking underground storage tank sites receive final designation from the Indiana Department of Environmental Management and their impact on the land analyzed, environmental consultants have indicated that these sites are a recognized environmental condition. We are not entitled to indemnification from any prior owners or operators of the site with respect to environmental matters, except the indemnification from the City of Gary for a 170-acre site owned by the Majestic Properties.

We are not aware of any environmental contamination at Fitzgeralds Tunica or Fitzgeralds Black Hawk. As for the Fitzgeralds Tunica property, an environmental investigation may not have been conducted prior to the purchase of this property, and accordingly, we may not qualify for an “innocent owner” or similar defense to any pre-development environmental liabilities that may be discovered in the future. The Fitzgeralds Black Hawk property, however, is located within a 400-square mile area that in 1983 was designated as the Clear Creek/Central City National Priorities List Site Study Area (“Study Area”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified for investigation or remediation, no assurance can be given that environmental problems will not subsequently be discovered, including in connection with any future construction on the expansion parcel of the property. Furthermore, the Environmental Protection Agency or other governmental authorities could broaden their investigations and identify areas of concern within the site, and we could be identified as a “potentially responsible party” and any liability related thereto could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if any.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Majestic Properties are two riverboat casinos docked at Buffington Harbor in Gary, Indiana. The site has convenient access via either the Chicago Skyway or Interstate 80/94. We also own approximately 339 acres of property in and around Buffington Harbor.

Fitzgeralds Tunica is located on a 50-acre site in north Tunica County, Mississippi. The site is accessible via Interstate 55 and then Highway 61.

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is accessible via Interstate 70 and then Highway 119. The Company also owns 2.75 acres directly behind Fitzgeralds Black Hawk.

See Item 1 – Gaming Facilities for additional information about our casino properties.

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

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. Each of the casino defendants, including Barden Mississippi, filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs' anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants' counterclaims. On December 21, 2005, the District Court entered an order granting the casino defendants' motion for summary judgment and dismissing with prejudice plaintiffs' claims against them. The court denied the plaintiffs’ motion for summary judgment on the counterclaims, so that the counterclaims remained pending.  On appeal to the Fifth Circuit Court of Appeals, the appellate court overturned the decision of the trial court as to the dismissal of the plaintiffs’ claims, remanding the case to the District Court for trial.  The decision of the Court of Appeals left some room for a renewed motion for summary judgment, as the court specifically indicated that it was not considering certain potentially dispositive issues that had not been addressed by the District Court in its initial ruling.  Accordingly, the casino defendants have filed a renewed motion for summary judgment which is currently pending before the District Court. While the Company intends to continue to vigorously defend the matter if it goes to trial, the parties are in settlement negotiations as a result of the mediation held in November 2007.  It currently does not appear that mediation will be successful, but the parties are still attempting to negotiate. In the event that the defendants do not prevail in their renewed motion for summary judgment, or the matter is not otherwise resolved through mediation, the District Court has set August 18, 2008 for trial. At this time, it is too early to determine the outcome of this mediation or litigation and the effect, if any, on the Company's financial position and results of operations.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) Breach of Contract, (ii) Unfair Practices in Settling Claims, (iii) Bad Faith, and (iv) Breach of Fiduciary Duty. The parties are now in the discovery stage of litigation with a completion date scheduled by the Court for September 3, 2008. The Company believes it is entitled to reimbursement under the insurance policy for all claims paid by it. At this point in time, the Company is unable to assess the amount or likelihood of recovery.

Construction Litigation.  On January 15, 2007, Barden Colorado Gaming, LLC, dba Fitzgeralds Black Hawk Casino, entered into a Joint Prosecution Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”).  The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005.  As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against various contractors for the Building Collapse. It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on behalf of the contractors involved in the storm sewer drain project.  Currently, the parties are engaged in discovery related to the litigation and at this point in time the Company is unable to assess with certainty the amount or likelihood of recovery.

Majestic Star Income Tax Protest.  The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003.  That assessment was protested by BDI’s non-resident shareholder to the legal division of the Department of Revenue.  The Department held a hearing on the 2003 protest on December 5, 2006, and issued its ruling on March 14, 2007.  In that ruling, the Department sustained the shareholder’s protest of the imposition of a negligence penalty.  The Department denied the protest of the amount of tax assessed.  An appeal of that ruling was filed with the Indiana Tax Court on May 14, 2007.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back State gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the non-resident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company and BDI continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued in the Company’s financial statements relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI’s non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

Majestic Properties and BHR Sales and Use Tax Assessments.  Various sales and use tax matters involving Majestic Properties and BHR are pending before the Indiana Tax Court.  These matters relate to sales and use taxes being assessed by the Department on complimentary food and retail items provided to our customers of Majestic Properties and BHR.  Majestic Properties believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on decisions of the Indiana Tax Court in Hyatt Corp v Indiana Department of State Revenue (“Hyatt”) and other cases. In Hyatt, the petitioner, a hotel operator, sought a refund of use tax paid on food purchased for complimentary meals that were provided to both guests and employees.  Hyatt prevailed.  In addition, on May 1, 2007, the Indiana Tax Court issued a ruling in a sales and use tax case involving a riverboat casino with facts similar to the facts in Majestic Properties’ cases.  In that case, the court ruled that the provision of food and non-food items provided on a complimentary basis to patrons of a riverboat casino did not constitute retail sales subject to Indiana sales tax. In that case, food which was purchased by the riverboat under a food for human consumption exemption was not subject to sales or use tax when purchased or when subsequently prepared and provided to patrons on a complimentary basis.

Majestic Properties is protesting a $0.1 million assessment from the Department and has also sought to recover from the Department $0.1 million for sales taxes it paid related to the same issue.  BHR has been assessed $1.0 million, which assessment has also been appealed to the Indiana Tax Court.  The assessment against BHR relates to sales and use tax on food provided on a complimentary basis to patrons and employees of BHR’s owners (Majestic Star and Trump Indiana) by BHR or a third party vendor. If the Department were to prevail on the BHR protests, the Company would be responsible for half, as TERH has indemnified the Company for tax liabilities attributable to the period prior to closing on the acquisition of the stock of Trump Indiana, which included the 50% of BHR owned by Trump Indiana.  The Company has not reserved for any of these assessments.

Should the Department make similar assessments for 2005, 2006 and 2007 the Company estimates its tax exposure would be approximately $0.1 million, $0.2 million and $0.5 million respectively.  Also, BHR’s sales tax exposure for 2005 would be $0.1 million.

Majestic Star Real Property Assessment Appeals. Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (County of Lake, Indiana) Assessor updating the assessed valuation of the Company's real property, effective March 1, 2006 and retroactive for the period January 1, 2006 through December 31, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively.  With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006, and $4.8 million for the period January 1, 2007 through December 31, 2007 based on the 2006 tax rates and assuming a 10% increase for 2007.  The actual tax rates for 2007 have not yet been determined, and no property tax bills have yet been received. The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable.  On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments.  While the appeals are pending, the Company will pay property taxes based on the 2005 year's assessed values, as permitted by Indiana law. The Majestic Properties continue to accrue for their real property tax liabilities as normal and using the previous assessed valuations for real property. As of December 31, 2007 the Majestic Properties have established reserves of $3.1 million. With the exception of payment of the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008.

City of Gary, Indiana Development Obligation.  On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”) which required Majestic Star, among other things, (1) to invest in various on-site improvements over the succeeding five years, and (2) to pay the City an economic incentive equal to 3% of Majestic Star’s adjusted gross receipts (as defined by the Riverboat Gaming Act). Majestic Star has fulfilled all investment commitments with respect to the Majestic Development Agreement and has made all required economic incentive payments.

Trump Indiana also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). The Trump Development Agreement required Trump Indiana, among other things, (1) to invest in its riverboat and certain related projects in the City, (2) to establish and fund a private foundation (“Trump Foundation”) for charitable purposes primarily within the City and Lake County, Indiana, and (3) to pay the City an economic incentive equal to 4% of Trump Indiana’s adjusted gross receipts (as defined by the Riverboat Gaming Act).

In conjunction with the Company’s closing of the Trump Indiana Acquisition, the Company, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”) dated October 19, 2005, which, among other things, terminated the Trump Development Agreement effective upon the closing date of the Trump Indiana Acquisition.  On the closing date, Majestic Star paid to the City Trump Indiana’s remaining $3.5 million investment obligation under the Trump Development Agreement.

The Amended Majestic Development Agreement provides that the Company’s obligation to the City for economic incentive payments is equal to 3% of the adjusted gross receipts (as defined by the Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. At December 31, 2007, there was $2.6 million in the improvement fund. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the Company has made in excess of $50.0 million of investments towards this commitment) and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million (the Company has established and funded the Barden Foundation as required to date by the Amended Majestic Development Agreement).  The Company’s obligation to make its increased investment is contingent on the City’s compliance with its development obligations to the Company in connection with Buffington Harbor which it has not completed, including obligations with respect to environmental remediation, and the completion of the access roads and freeway interchange.

The Company filed the arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties.  The Company is currently depositing the economic incentive payments as required by the Amended Majestic Development Agreement into a segregated bank account under the Company’s control, with the intent that these funds be used to pay for the City’s obligations and the Company’s damages.

The new mayor of the City, who took office on April 7, 2006, is now claiming that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable as against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that Gary be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Circuit Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City all amounts currently in the improvement fund, which total $3.2 million, take a charge to earnings of $1.6 million, which represents that portion of the improvement fund that was under the control of the Company for improvements to the Majestic Properties’ assets and pay an additional 1% of adjusted gross gaming receipts, retro-active to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement.  The additional 1% due the City would equal $2.4 million.

Shelby County Healthcare Corporation vs. The Majestic Star Casino, LLC Group Health Benefit Plan. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against The Majestic Star Casino, LLC (“Company”) Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of Barden Mississippi Gaming, LLC, an individual covered under the Plan (“Employee”). The action is governed by ERISA, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

The Employee was injured in a one-car accident on March 13, 2005 in the state of Mississippi. Immediately following the accident, Employee was treated at the Hospital for multiple injuries and accumulated medical bills in the amount of $0.4 million. The Hospital submitted a claim to the Plan for payment of the medical bills. The Plan denied the Hospital’s claim based on the illegal act exclusion contained in the Plan document.  Based upon the Plan’s investigation, at the time of the accident, Employee was driving without a driver’s license, was uninsured and was suspected for driving under the influence, all violations of Mississippi laws.

On April 27, 2007, the Hospital and the Plan filed cross dispositive motions in accordance with the Court’s scheduling order. The Plan’s position was that the Court’s review is governed by the arbitrary and capricious standard of review, which required the Court to affirm the Plan’s decision as long as it was reasonable and based on the information available to the Plan. In this regard, it was the Plan’s position that it reasonably determined that Employee was engaged in illegal acts at the time of the accident (a conviction is not required for the exclusion to be applicable). The Hospital’s position was that the Court should conduct a de novo review of the Plan decision (which would allow the Court to substitute its judgment for that of the Plan’s), and overturn the Plan’s decision because Employee was never actually convicted of any illegal or criminal acts, and there was no causal connection between the illegal acts and the accident. On May 30, 2007, the Hospital and the Plan each filed a reply brief to the other’s dispositive motion, again in accordance with the scheduling order issued by the Court.

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”).

In applying the de novo standard of review, the Court held that there was an insufficient causal link between the Employee’s lack of driver’s license or car insurance and the March 13, 2005 accident. Furthermore, the Court found that there was insufficient evidence in the administrative record that the Employee had been using alcohol or other intoxicants before the accident to support the Plan’s denial of benefits on the basis that such an illegal act caused the Employee’s injuries. Thus, the Court reversed the Plan’s decision and concluded that the Employee was entitled to benefits under the Plan.

The Company has filed a motion for the Court to reconsider (“Motion to Reconsider”). If the Motion to Reconsider is denied or otherwise unsuccessful, the Company will appeal the Order. In the event the Plan is ultimately found liable, the Company believes that the claim may not be covered by the Company’s stop-loss insurance provider (“Insurance Provider”).  In anticipation of any payments the Company may ultimately be liable for, the Company has accrued $0.4 million in medical expenses and $66,000 in pre- and post-judgment interest for a total of $0.5 million. At this point in time the Company is unable to assess with certainty the ultimate resolution of the litigation, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The accompanying financial data includes operating results for the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk for the full year.

	For The Years Ended December 31,
(in thousands)	2007	2006	2005 (1)	2004	2003

STATEMENT OF OPERATIONS DATA:
Net revenues	$358,098	$354,234	$261,972	$260,511	$244,955
Cost and expenses	323,108	308,573	233,241	226,761	213,510
Operating income	34,990	45,660	28,731	33,750	31,445
Interest expense, net (2)	(60,956)	(59,852)	(30,217)	(28,530)	(31,179)
Loss on extinguishment of debt	-	-	(3,688)	-	(31,960)
(Loss) income from continuing operations	(26,051)	(14,307)	(5,302)	5,019	(31,879)
Loss from discontinued operations (3)	-	-	-	-	(11,973)
Net (loss) income	(26,051)	(14,307)	(5,302)	5,019	(43,852)

	As of December 31,
(in thousands)	2007	2006	2005	2004	2003

BALANCE SHEET DATA:
Cash and cash equivalents	$29,216	$25,532	$32,368	$16,722	$22,058
Restricted cash	3,401	3,327	3,190	2,540	1,400
Investment in BHR, net	-	-	-	27,432	29,734
Total assets (2)	505,690	506,359	517,959	246,376	233,215
Current liabilities	59,236	49,022	46,074	31,918	33,666
Long-term debt (2)	614,246	596,928	592,699	316,858	301,715
Total liabilities	673,482	645,950	638,773	348,776	335,382
Member’s deficit	(167,792)	(139,591)	(120,814)	(102,400)	(102,167)

Notes:

(1)
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

(2)
Pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J) related to “pushdown” basis of accounting, the Company’s financial statements include $63.5 million principal amount of Majestic Holdco’s the Discount Notes, and related financing costs, including amortization and interest on such debt. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes. The Company is restricted in the amount of cash that can be distributed to Majestic Holdco. The Discount Notes, net of original issue discount, in the amount of $45.3 million was pushed down to the Company at December 31, 2005. In addition, financing costs of $2.8 million and associated amortization of $20,000 were pushed down. Lastly, interest in the amount of $0.2 million was pushed down. As of December 31, 2006, $51.1 million of Discount Notes, net of original issue discount and financing costs of $2.4 million were pushed down. As of December 31, 2007, $57.7 million of Discount Notes, net of original issue discount and financing costs of $1.9 million were pushed down. The 2007 and 2006 statements of operations include $6.6 million and $5.8 million, respectively, of interest expense related to the amortization of the original issue discount and $0.5 million of amortization of deferred financing costs for each year.

(3)	Loss from discontinued operations for the year ended December 31, 2003 represents the operating results of Barden Nevada, which was spun off to BDI on December 31, 2003. The loss from discontinued operations for the year ended December 31, 2003 includes a $10.0 million charge resulting from the write-down of the value of Barden Nevada's assets to fair market value concurrent with the spin-off.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning  and include, without limitation, discussions of future actions or objectives, development and acquisition plans, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results.  Although these forward-looking statements reflect our good-faith belief and best judgment based on current information, these statements involve a number of risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those suggested by the forward-looking statements.  In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A of this Annual Report on Form 10-K and other factors described elsewhere in this report, as well as other factors that will be discussed in future reports filed or furnished with the SEC.  Given these risks and uncertainties, you should not place undue reliance on any such forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date hereof.  Except as required by law, we undertake no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE OVERVIEW

The Company

The Company operates two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor complex located in Gary, Indiana and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi  and Black Hawk, Colorado (casino only). The Company has entered into expense-sharing arrangements with Barden Nevada and PITG for support services and reimbursement of expenses paid by the Company. See Note 15 Related Party Transactions in the Notes to Consolidated Financial Statements.

Key Performance Indicators

At our casino properties, casino revenues, which contribute 88.9% of our consolidated gross revenues,  are the combination of our win at slots and table games and are typically called slot revenues (for slot machine win) and table games revenues (for table games win). Slot revenues and table games revenues are normally described with two principal components: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coin used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us.

Developments in 2007 and 2008

Developments that affected our results during 2007 and/ or that may affect future results include:

•
The $32.2 million expansion plans for Fitzgeralds Black Hawk are progressing. This expansion will add more amenities for our guests and increase the number of slot machines from approximately 600 to approximately 1,000. The Company anticipates completing this project in mid-2008. We spent $18.8 million in 2007 on this project and have budgeted $12.9 million for 2008.

•
In 2007, we spent $3.2 million completing the Fitzgeralds Tunica hotel remodel project. The management team at Fitzgeralds Tunica has implemented and is refining changes to the property’s operating strategy to make the property more competitive in the Tunica market and attracting a higher value casino customer, largely through an expanded junket program. Along with a new advertising program, management has also enhanced the property’s direct mail, guest development and hosting programs. Management has also focused on upgrading the property’s food and beverage operations.

•
At the Majestic Properties, we took over operation of the food and beverage outlets that were previously operated by BHR. We opened a new fast food outlet and upgraded the buffet. We also opened a new baccarat gaming area.

•
Both our Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  The implementation of our downloadable promotional credit programs has coincided with a significant reduction in our direct mail cash coupon programs, generally on a dollar for dollar basis.  With our direct mail cash coupon programs, customers would receive cash coupons from us which could be redeemed for cash with the hope that the cash would be wagered at the casinos’ slot machines and table games.  Cash coupons, when redeemed, are recorded in promotional allowances, which is netted from gross revenues when computing net revenues.  Neither the Majestic Properties nor Fitzgeralds Tunica record as slot revenues the wagering of downloadable promotional credits; however, any jackpots won as a result of the wagering of these promotional credits are deducted from slot revenues.  As a result, the net impact of the implementation of downloadable promotional credits is lower slot coin-in and slot revenues and corresponding casino revenues.  However, the lower slot revenues (casino revenues) under the downloadable promotional credit programs are offset by similar reductions in promotional allowances under the direct mail cash coupon programs.  Further, there is a benefit to net revenues as a result of implementing downloadable promotional credits because the credits are not redeemable for cash.  Therefore, our customers must play the downloadable promotional credits at the slot machine, whereas with our direct mail cash coupon programs, our customers could redeem their coupons without wagering the cash received. The result of this program has been an increase in play by those customers that we track, as well as an increase in the number of players who choose to have their play tracked.

•
Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses, including complimentaries.  In particular, new casinos and amenities in northwest Indiana and Black Hawk, Colorado have impacted the results at the Majestic Properties and Fitzgeralds Black Hawk in 2007. Enhancements to existing facilities of our competitors, which should open in 2008, will intensify the level of competition our Majestic Properties experience in northwest Indiana. We believe that there will be an increase in penny slot machines and poker capacity, areas where we have been prominent in the market.

•
Smoking bans went into effect in Illinois and in Colorado, for casinos which were previously exempted, on January 1, 2008. We anticipate that the ban in Colorado will negatively affect revenues at our Black Hawk property, whereas, the ban in Illinois is expected to increase business at northwest Indiana casinos.

•
In 2008, one of our goals is to control costs without hurting our competitiveness. Thus, we may not be able to reduce promotional expenses significantly. Also, our limitations on capital expenditures may cause us to rely more on leased slot equipment, which is more costly in the long run.

The following tables set forth information derived from the Company's statements of operations (in thousands):

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2007	2006	Change	2005	Change

Gross revenues:
Majestic Properties	$269,305	$263,264	2.3%	$160,457	64.1%
Fitzgeralds Tunica	106,184	107,481	-1.2%	106,426	1.0%
Fitzgeralds Black Hawk	36,008	38,549	-6.6%	40,758	-5.4%
Total	$411,497	$409,294	0.5%	$307,641	33.0%

Net revenues:
Majestic Properties	$240,573	$236,826	1.6%	$143,624	64.9%
Fitzgeralds Tunica	86,813	83,979	3.4%	82,939	1.3%
Fitzgeralds Black Hawk	30,712	33,429	-8.1%	35,409	-5.6%
Total	$358,098	$354,234	1.1%	$261,972	35.2%

Casino revenues:
Majestic Properties	$247,500	$250,707	-1.3%	$155,217	61.5%
Fitzgeralds Tunica	84,975	88,349	-3.8%	87,575	0.9%
Fitzgeralds Black Hawk	33,424	36,058	-7.3%	38,127	-5.4%
Total	$365,899	$375,114	-2.5%	$280,919	33.5%

Operating income (loss):
Majestic Properties	$30,339	$35,183	-13.8%	$18,982	85.4%
Fitzgeralds Tunica	5,092	8,836	-42.4%	10,253	-13.8%
Fitzgeralds Black Hawk (1)	5,962	8,060	-26.0%	7,393	9.0%
Corporate (2)	(6,403)	(6,419)	-0.3%	(7,896)	-18.7%
Total	$34,990	$45,660	-23.4%	$28,732	58.9%

Operating margin (3):
Majestic Properties	12.6%	14.9%		13.2%
Fitzgeralds Tunica	5.9%	10.5%		12.4%
Fitzgeralds Black Hawk (1)	19.4%	24.1%		20.9%
Total	9.8%	12.9%		11.0%

Notes:
(1)
Fitzgeralds Black Hawk’s 2005 depreciation includes $1.5 million catch up depreciation and amortization expense for the period of time from July 2004 to April 2005 when the property’s assets were held for sale and no depreciation or amortization expense was recorded.

(2)
Corporate expenses reflect professional fees, payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. Included in 2005 is a $2.3 million charge related to the termination of the Fitzgeralds Black Hawk sale.

(3)	Operating margin is calculated by dividing operating income (loss) by net revenues.

 Overall Operating Results – December 31, 2007 compared to December 31, 2006

The discussion of our consolidated financial results for the year ended December 31, 2007 compared to 2006 is inclusive of interest expense related to the amortization of the original issue discount and amortization of financing costs related to the pushdown of the Discount Notes.

For the year ended December 31, 2007, consolidated net operating revenues were $358.1 million compared to $354.2 million for 2006, an increase of $3.9 million, or 1.1%. The increase in net revenues of $3.7 million at the Majestic Properties and $2.8 million at Fitzgeralds Tunica was partly offset by a decrease of $2.7 million at Fitzgeralds Black Hawk.

For the year ended December 31, 2007, compared to the same prior year period, consolidated casino revenues, which comprised 88.9% of consolidated gross revenues during 2007, decreased $9.2 million, or 2.5%, to $365.9 million, due to decreases at all our properties. Casino revenue decreased $3.2 million at the Majestic Properties, $3.4 million at Fitzgeralds Tunica and $2.6 million at Fitzgeralds Black Hawk. Casino revenues were reduced at the Majestic Properties and Fitzgeralds Tunica for the year ended December 31, 2007, by $5.6 million and $6.0 million, respectively, compared to the year ended December 31, 2006, due to the implementation of downloadable promotional credits.

Promotional allowances for the year ended December 31, 2007 were $53.4 million compared to $55.1 million for the year ended December 31, 2006. Promotions have decreased as a result of the implementation of downloadable promotional credits, partially offset by increased complimentary services as a result of efforts at the Majestic Properties and Fitzgeralds Tunica toward increasing casino volume and attracting and retaining a higher level casino customer.

For the year ended December 31, 2007, compared to the same period last year, operating expenses increased $14.5 million to $323.1 million from $308.6 million in 2006, with $8.7 million of this increase attributable to the Majestic Properties and $6.6 million to Fitzgeralds Tunica. Operating expenses at Fitzgeralds Black Hawk decreased by $0.6 million.

Operating income for the year ended December 31, 2007 was $35.0 million, a decrease of $10.7 million, or 23.4%, compared to operating income of $45.7 million for the year ended December 31, 2006. Interest expense, net of interest income, increased $1.1 million to $61.0 million from $59.9 million in 2006. The majority of this increase is interest expense associated with the accretion of the Discount Notes. Consolidated net loss was $26.1 million for the year ended December 31, 2007, an increase in net loss of $11.8 million when compared to a net loss of $14.3 million for the same period in 2006.

Segment Operating Results – December 31, 2007 compared to December 31, 2006

Majestic Properties

Net revenues for the year ended December 31, 2007 were $240.6 million at the Majestic Properties compared to $236.8 million for the same period in 2006, an increase of $3.8 million, or 1.6%.  Casino revenues, which make up 91.9% of gross revenues, were $247.5 million, a decrease of $3.2 million, compared to $250.7 million for the prior year. Slot revenues, which decreased $10.4 million, or 4.9%, to $200.5 million from $210.9 million were reduced by $5.6 million due to the utilization of downloadable promotional credits and by a 5.2% decrease in slot coin-in. Table games and poker revenues increased by $7.2 million, or 18%, to $47.0 million from $39.8 million, primarily due to a 19.0% increase in table games drop.  Food and beverage revenues were $12.3 million, an increase of $8.1 million, from $4.2 million, resulting from our taking control of, and improving, the food and beverage outlets in the Buffington Harbor pavilion, along with the opening of a new restaurant outlet. Other revenues increased $0.8 million, or 14.8%, and hotel revenues increased $0.5 million, or 14.7%. Promotional allowances increased $2.3 million, or 8.7%, due to greater emphasis earlier in the year toward providing cash promotions and complimentary food to attract patrons and build customer loyalty.

Operating expenses were $210.7 million for the year ended December 31, 2007 compared to $202.0 million for the year ended December 31, 2006, an increase of $8.7 million, or 4.3%. Casino expenses increased $6.3 million, primarily due to increases in the cost of complimentary meals provided to casino customers, payroll and slot equipment lease expense. Food and beverage expenses increased $3.4 million due to the increase in food and beverage volumes. General and administrative expenses decreased $1.5 million due to increased efficiencies achieved from the consolidation of the Buffington Harbor complex with Majestic Star. Depreciation and amortization expenses decreased $1.1 million due to assets becoming fully depreciated. In 2007, the Majestic Properties recorded a $0.9 million charge for the disposal and write down of obsolete slot equipment compared to a gain on the disposal of assets of $0.1 million in the prior year.

For the year ended December 31, 2007, operating income for the Majestic Properties was $30.3 million compared to $35.2 million in the prior year, a decrease of $4.9 million, or 13.8%.

Fitzgeralds Tunica

Net revenues for the year ended December 31, 2007 were $86.8 million at Fitzgeralds Tunica compared to $84.0 million for the same period in 2006, an increase of $2.8 million, or 3.4%. Casino revenues, which make up 80.0% of gross revenues, decreased 3.8%, or $3.3 million, to $85.0 million in 2007 compared to $88.3 million in 2006. Slot revenues decreased $3.9 million, or 5.0%, to $74.3 million from $78.2 million due to the utilization of downloadable promotional credits. Table games revenues increased by $0.6 million, or 5.5%, to $10.7 million from $10.1 million, primarily due to a 14.0% increase in table games drop. Food and beverage revenues were $11.3 million, an increase of $1.2 million, or 12.2%, from $10.1 million, resulting from an increase in complimentary meals provided to our customers in order to increase casino volumes. Hotel revenues increased $0.5 million, or 6.4%, and other revenues increased $0.3 million, or 26.1%. Promotional allowances decreased $4.1 million, or 17.6%, due to the utilization of downloadable promotional credits which significantly reduce the amount of promotional cash coupons mailed and redeemed by our customers.

Operating expenses were $81.7 million for the year ended December 31, 2007 compared to $75.1 million for the year ended December 31, 2006, an increase of $6.6 million, or 8.8%. Casino expenses increased $1.8 million, or 5.6%, primarily due to increases in the cost of complimentary rooms and meals provided to casino customers, slot equipment lease expense and bad debt expense. Advertising and promotional expenses increased $3.4 million due to increased junket, guest transportation and player development costs.  In addition, depreciation expense increased $1.8 million as a result of the purchase of slot machines and equipment, and completion of a hotel remodeling project in 2007.

For the year ended December 31, 2007, operating income for Fitzgeralds Tunica was $5.1 million compared to $8.8 million in the prior year, a decrease of $3.7 million, or 42.4%.

Fitzgeralds Black Hawk

Net revenues for the year ended December 31, 2007 were $30.7 million at Fitzgeralds Black Hawk compared to $33.4 million in the same period in 2006, a decrease of $2.7 million, or 8.1%. Casino revenues, which make up 92.8% of gross revenues, decreased 7.3%, or $2.7 million, to $33.4 million in 2007 compared to $36.1 million in 2006. Slot revenues decreased $2.7 million, or 7.6%, to $32.6 million from $35.3 million, due to an 11.3% decline in slot coin-in. Revenues were reduced by improved facilities and greater levels of marketing from our competitors and guest inconveniences resulting from our casino expansion project.

Operating expenses were $24.7 million for the year ended December 31, 2007 compared to $25.4 million for the year ended December 31, 2006, a decrease of $0.7 million, or 2.4%. Casino expenses decreased $0.9 million, or 9.5%, primarily due to the decrease in visitor volume.  Depreciation expense increased $0.4 million as a result of the purchase of slot machines and equipment primarily during the 2006 year.

For the year ended December 31, 2007, operating income for Fitzgeralds Black Hawk was $6.0 million compared to $8.1 million in the prior year, a decrease of $2.1 million, or 26.0%.

Corporate

Corporate operating expense was $6.4 million for both years ended December 31, 2007 and 2006.

Other expense

Other expense has increased to $61.0 million in net expenses for the year ended December 31, 2007 compared to $60.0 million of expense in 2006. The majority of this increase is interest expense associated with the accretion of the Discount Notes.

Overall Operating Results – December 31, 2006 compared to December 31, 2005

The discussion of our consolidated financial results for the year ended December 31, 2006 compared to 2005 is inclusive of the operating results of Majestic Star II, along with the additional 50% interest of BHR and BHPA, for a full year in 2006 compared to only 11 days in 2005. In addition, our financial results are inclusive of interest expense and amortization of financing costs related to the pushdown of the Discount Notes.

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

In the year ended December 31, 2006, as compared to the same prior year period, consolidated casino revenues, which comprised 91.6% of consolidated gross revenues during the period, increased $94.2 million, or 33.5%, to $375.1 million, due to increases at the Majestic Properties of $95.5 million, which resulted from the Trump Indiana Acquisition. Adding to the increase in consolidated casino revenue was an $0.8 million increase at Fitzgeralds Tunica, offset by declines in casino revenue of $2.1 million at Fitzgeralds Black Hawk. Casino revenues at Fitzgeralds Tunica were reduced for the year ended December 31, 2006, by $4.5 million, due to the utilization of downloadable promotional credits.

Promotional allowances for the year ended December 31, 2006 were $55.1 million compared to $45.7 million for the year ended December 31, 2005. Promotions have increased as a result of the Trump Indiana Acquisition and efforts to reposition the Fitzgeralds Tunica property toward attracting and retaining a higher level casino customer.

In the year ended December 31, 2006, as compared to last year, operating expenses increased $75.3 million, with $77.3 million of this increase attributable to the Majestic Properties and specifically the Trump Indiana Acquisition. Offsetting the increased operating expenses from the Majestic Properties were lower expenses at Fitzgeralds Black Hawk and within our corporate group, as one time charges occurred in 2005. These charges resulted from the mutual termination of the Fitzgeralds Black Hawk sale which resulted in catch-up depreciation in the second quarter of 2005 of $1.5 million at Fitzgeralds Black Hawk and a $2.3 million termination fee incurred at corporate.

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

Segment Operating Results – December 31, 2006 compared to December 31, 2005

Majestic Properties

Net revenues for the year ended December 31, 2006 were $236.8 million compared to $143.6 million for the same period in 2005, an increase of $93.2 million, or 64.9%.  The Trump Indiana Acquisition contributed all of the increase. Casino revenues, which make up 95.2% of the gross revenues, were $250.7 million, an increase of $95.5 million, compared to $155.2 million in the prior year. Similar to net revenues, the Trump Indiana Acquisition contributed all of the increase in casino revenues.

For the year ended December 31, 2006, operating income for the Majestic Properties was $35.2 million compared to $19.0 million for the prior year. The increase in operating income is the result of the Trump Indiana Acquisition and the reduction of costs related to changes in operating strategy of running Majestic Star, Majestic Star II and BHR under a common ownership structure. Also, there was a reduction in property taxes at the Majestic Properties of $1.0 million. 2005 property tax bills, received in August 2006, were less than anticipated as Lake County applied a one-time credit resulting from a settlement with a large Lake County taxpayer.

Fitzgeralds Tunica

Net revenues for the year ended December 31, 2006 were $84.0 million at Fitzgeralds Tunica compared to $82.9 million in the same period in 2005, an increase of $1.1 million, or 1.3%. Casino revenues increased 0.9%, or $0.7 million, to $88.3 million in 2006 compared to $87.6 million in 2005. 2006 casino revenues were 82.2% of gross revenues compared to 82.3% in 2005. The increase is comprised of a $1.2 million decrease in slot revenue and a $2.0 million increase in table games revenue. Table games revenue increased as a result of a 37.3% increase in drop offset by a 9.1% reduction in the hold percentage. Fitzgeralds Tunica’s slot revenues were reduced by $4.5 million due to the implementation and utilization of downloadable promotional credits directly at the slot machines. The utilization of downloadable promotional credits was offset by reduced cash coupons mailed to and redeemed by our customers. During the fourth quarter of 2006, property management fully implemented the downloadable promotional credits program. Management believes it may have been too liberal with the program and customers received too much in downloadable promotional credits. As a result, customers put less of their own money into our slot machines, thus further negatively impacting slot revenues.

Operating income decreased to $8.8 million for 2006 compared to $10.3 million in 2005, a decrease of $1.5 million, or 13.8%. Operating expenses increased $2.5 million, mostly in casino expense, gaming taxes and advertising and promotions in relation to the higher casino volumes and efforts to reposition the property to attract a higher-valued gaming customer. General and administrative expenses were also higher on a year-to-date basis, primarily due to greater labor and energy costs, which was partially offset by a decrease in depreciation expense as assets were fully depreciated.

Fitzgeralds Black Hawk

Net revenues for the year ended December 31, 2006 were $33.4 million compared to $35.4 million in 2005, a decrease of $2.0 million, or 5.6%. Casino revenues declined $2.0 million to $36.1 million for 2006 compared to $38.1 million in the same period in 2005. This decline was a result of lower slot coin-in of 9.9% which was due to new amenities and greater levels of marketing from our competitors. Weather was also a factor in the fourth quarter with the casinos in Black Hawk being closed for two days and operating reduced hours on two days due to the snow storms that hit the Denver area. Year-to-date results in 2005 were impacted by one of the two routes into Black Hawk being closed for most of the third quarter, but we benefited from new customers visiting our facility while construction was ongoing at competitors. In 2006, we felt the effects of increased competition and marketing from remodeled properties.

For the year ended December 31, 2006, Fitzgeralds Black Hawk had operating income of $8.1 million compared to $7.4 million in 2005, an increase of $0.7 million, or 9.0%. Gaming taxes, promotional and advertising, general and administrative and depreciation expenses were all lower by $0.5 million, $0.2 million, $0.7 million and $1.0 million, respectively. The decline in depreciation expense from 2005 is related to the catch up of depreciation expense in the second quarter of 2005 for the period from July 2004 to April 2005 when the property was being held for sale prior to the mutual termination of the purchase agreement. General and administrative costs decreased due to a reduction in medical insurance premiums and a reduction in accounting fees allocated to the property. Gaming taxes were less due to the reduction in gaming revenue.

Corporate

Corporate operating expense for the year ended December 31, 2006 was $6.4 million compared to $7.9 million in 2005. The largest component of corporate expense is payroll, which increased in 2006 compared to 2005 by $0.9 million.

Other expense

Other income (expense) increased to $60.0 million in net expenses for the year ended December 31, 2006 compared to $34.0 million of expense in 2005. The majority of this increase is interest expense associated with $200.0 million of Senior Notes, $40.0 million of additional Senior Secured Notes and the accretion of the Discount Notes that were all issued in December 2005 in conjunction with the Trump Indiana Acquisition. Other expense in 2005 also includes a $3.7 million charge for premiums incurred in the early repayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2007 (amounts in thousands):

	Payments Due by Year Ended (4)
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$-	$-	$300,000	$200,000	$-	$-	$500,000
Credit facility	-	-	56,425	-	-	-	56,425
Capital leases	203	110	-	-	-	-	313
Development agreement (1)	6,000	6,000	6,000	6,000	6,000	-	30,000
Operating leases (2)	383	213	103	45	27	-	771
Interest on
Long-term debt	48,016	48,003	41,983	758	-	-	138,760
Credit facility (3)	4,373	4,373	1,258	-	-	-	10,004
Total	$58,975	$58,699	$405,769	$206,803	$6,027	$-	$736,273

(1)
On December 21, 2005, Majestic Star and Trump Indiana entered into an amended development agreement with the City of Gary (“City”), which, among other things, requires us to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts of the Majestic Properties, but in no event less than $6.0 million per year. See Note 6 of the Notes to Consolidated Financial Statements.

(2)
Variable rate of 7.75% calculated as a weighted average of rates on the Senior Secured Credit Facility indebtedness using London InterBank Offered Rate (“LIBOR”) in effect plus 3.0% as of December 31, 2007.

(3)	Excludes any amounts related to the debt of Majestic Holdco. Such debt of our parent company has been pushed down to us. See Note 11 Long Term Debt in the Notes to Consolidated Financial Statements.

To date, we have financed our operations with internal cash flows from our operations and borrowings under our Senior Secured Credit Facility. We generate substantial cash flows from operating activities. For the years ended December 31, 2007 and 2006, we reported cash flows from operating activities of $29.1 million and $27.7 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions under the manager agreement and for tax distributions to BDI.

The Company has significant debt outstanding at December 31, 2007, including $56.4 million drawn on its Senior Secured Credit Facility ($23.6 million available to draw), $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.3 million of capital leases and other debt.

The Company faces significant competition in each of its markets. In addition, in the market in which our Majestic Properties compete, new and improved facilities, which are owned by larger and better recognized gaming companies, are planned to open in late 2008. These new and improved facilities will have a negative impact on the operating cash flows generated by our Majestic Properties and the Company. If operating cash flows are not at a level to support the Company’s debt service obligations, planned capital expenditures, including the Fitzgeralds Black Hawk expansion, and tax distributions, the Company will need to draw on its Senior Secured Credit Facility or seek other forms of financing. Given the relatively low availability on the Senior Secured Credit Facility, debt covenants, the Company’s declining cash flows, its already high level of debt and weak capital markets it is unlikely that the Company will be able to obtain additional financing. Further, the Company will be limited in its abilities to make capital expenditures at its properties to keep them competitive in their markets.

The Company will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in 2010. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

Majestic Holdco issued $63.5 million aggregate principal amount at maturity of Discount Notes, due October 15, 2011. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%, which is paid in kind to October 15, 2008.  Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the Discount Notes interest nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes.

The Company had unrestricted cash and cash equivalents of $29.2 million at December 31, 2007. The Company does not hold excess cash in its bank accounts. Any excess cash is used to pay down the Senior Secured Credit Facility. In 2007, we spent $3.2 million completing the Fitzgeralds Tunica hotel remodel project, equipment purchases, which primarily consist of slot machines, and continuing the Fitzgeralds Black Hawk expansion and re-building of the Rohling Inn.

Fitzgeralds Black Hawk is expanding its facility by rebuilding the Masonic Building and Rohling Inn properties, as a part of a major casino expansion. Management expects the casino expansion to cost approximately $32.2 million, of which $12.9 million is budgeted for 2008, including the re-construction of the Masonic Building and Rohling Inn and the purchase of associated gaming equipment, furniture and fixtures. The rebuilt Masonic Building will be four stories with a gaming mezzanine, ultimately allowing us to add up to 400 slot machines and a food outlet. The Rohling Inn will be used for administration and contain space for hosting player events. Construction is anticipated to be completed in mid-2008. The Company is allowed, pursuant to the terms of the Senior Secured Credit Facility, to spend $25.0 million on the Fitzgeralds Black Hawk expansion. Any amounts spent in excess of $25.0 million would come out of the allowable annual capital expenditures, as specified in the Senior Secured Credit Facility, at $30.0 million in 2008. The Fitzgeralds Black Hawk expansion will be funded by cash flow from operations and advances from the Senior Secured Credit Facility.

Capital expenditures at the Majestic Properties and Fitzgeralds Tunica will be limited in 2008. The Company’s main focus will be insuring there is enough cash to pay the interest due on the Notes and Senior Secured Credit Facility. The Company can not determine at this point how much money will be spent on capital expenditures until it has an understanding of cash flow trends at its casino facilities. Forecasting cash flow trends is difficult with our competitors continuing to improve their facilities and a major casino expansion project due to open in northwest Indiana in late 2008.

The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. The Company will be required to make tax distributions to its member based upon the state and federal taxable income generated by the Company. In 2007, the Company made a tax distribution of $2.2 million to BDI for resolution of an Internal Revenue Service audit of BHR, and 2006 and 2007 Indiana taxes.  In 2006, the Company made a tax distribution of $0.9 million to BDI for 2005 state tax liabilities and estimated 2006 taxes. In 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities in October 2005. The Company anticipates that it will make future distributions to fund its member’s tax liabilities. Future distributions by the Company to its member could be a significant use of the Company’s cash.

Furthermore, the ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million, plus penalties and interest (as more fully described in Item 3. Legal Proceedings) could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that the Company uses such liquidity to make distributions to its member for tax purposes.

The Company is party to various litigation matters, including the actions recently commenced against the City of Gary, Indiana relating to the Amended Majestic Development Agreement. An adverse judgment in any one or more of these cases, or a determination that the Amended Majestic Development Agreement is not enforceable, could have an adverse effect on our liquidity.

Credit Facility Amendments

On March 31, 2008, the Company entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility.  Amendment Eight was necessary as the Company was out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant.  Amendment Eight modifies the definition of EBITDA, such that the Company can add back to EBITDA the $820,000 loss due to the sale and write down of obsolete slot machines recognized in the Company’s quarter ended June 30, 2007.  Amendment Eight also modifies the last twelve-months minimum EBITDA and interest coverage ratio financial covenants for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0:1.0 for each quarter end twelve month period through the maturity of Senior Secured Credit Facility.

 Amendment Eight also contains a provision that allows EBITDA, for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to the Company during such twelve-month period to the extent that such cash common equity contributions are made on terms and conditions that are satisfactory to agent bank to the Senior Secured Credit Facility, 100% of the proceeds of such cash common equity contributions are used by the Company to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to the Company during the immediately preceding fiscal quarter of the Company; provided, however, that in no event shall the EBITDA of the Company be increased by more than $5.0 million in the aggregate on or after the date of  Amendment Eight.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect the financial results are noted in Note 4 Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition — Casino revenue is the net win from gaming activities, which is the difference between the amount wagered by our gaming patrons and the amount paid out to our patrons as a result of those wagers. Hotel, food and beverage and other revenues are recognized at the time the related service is performed. We deduct from our gross revenues the retail value of hotel rooms, food, beverage and merchandise provided to our casino customers on a complimentary basis. We also deduct from our gross revenues the value of certain cash-based promotional activities, including cash earned by customers as part of our slot club programs and cash coupons redeemed by our casino customers.

Downloadable Promotional Credits — At the Majestic Properties and Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and our customers cannot redeem the credits for cash, any jackpots won by our customers are a direct reduction of slot revenue.

Goodwill and Other Intangible Assets — We have approximately $47.4 million of goodwill and $121.9 million of other intangibles assets recorded on our consolidated balance sheet at December 31, 2007, related to the acquisitions of Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk. We regularly evaluate our acquired businesses for potential impairment indicators. We are required to perform impairment testing at least annually. Impairment of an asset would be recognized when the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying value of such asset.  Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market dynamics and operational performance of our acquired business. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment — At December 31, 2007, we have approximately $280.0 million of net property and equipment recorded on our consolidated balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets which, in turn, could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Casino Club Liability — All of our casinos offer programs whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon each property’s redemption history. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance — The Company maintains accruals for self-insured health and workers’ compensation programs, which are classified in payroll and related liabilities in the consolidated balance sheets. Management and consultants determine the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

Litigation, Claims and Assessments — We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ended December 31:

(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value (1)

Long-Term Debt
Fixed Rate (2) (3)	$202.8	$110.6	$300,000.0	$263,500.0	$-	$-	$563,813.4	$476.0
Average interest rate	9.91%	9.93%	9.98%	12.13%	n/a	n/a	10.01%

Variable Rate (2)	$-	$-	$56,424.8	$-	$-	$-	$56,424.8	$56.4
Average interest rate	7.75%	7.75%	7.75%	n/a	n/a	n/a	7.75%	7.75%

(1)
The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts, the fair values are based on market quotes.

(2)	Our fixed-rate debt maturities include the Discount Notes issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured.

(3)	Based on contractual interest rates for fixed-rate indebtedness or current LIBOR rates for variable rate indebtedness.

We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Senior Secured Credit Facility. Borrowings under the Senior Secured Credit Facility bear interest at a margin above the LIBOR or the Base Rate (each, as defined in the loan and security agreement governing the Senior Secured Credit Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate. The Senior Secured Credit Facility matures in April 2010.

The Senior Secured Credit Facility and cash flow from operations are used to maintain liquidity and fund business operations. The amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors.

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

At December 31, 2007, we had outstanding borrowings of $56.4 million under our Senior Secured Credit Facility.

The $300.0 million principal amount of Senior Secured Notes outstanding and $200.0 million principal amount of Senior Notes outstanding issued by us and the $63.5 million aggregate principal amount at maturity of Discount Notes issued by our parent are all fixed-rate debt instruments. Interest expense on our fixed-rate debt instruments is not affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Certifying Officers, recognizes that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 24, 2008. Each director is elected at the annual member meeting and serves for a term expiring at the following annual member meeting or until a successor is duly elected and qualified.

Name	Age	Position(s)
Don H. Barden	64	Chairman, President and Chief Executive Officer
Kirk Saylor	50	Director, Executive Vice President and Chief Operating Officer
Jon S. Bennett	47	Senior Vice President, Chief Financial Officer and Treasurer
Patrick R. Cruzen	61	Director
Andrew J. Warhola	82	Director
Michelle R. Sherman	42	Director
Cara Brown	45	Director

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

Kirk Saylor became the Chief Operating Officer of the Company and its subsidiaries effective as of May 15, 2006, with responsibility for all aspects of the Company’s operating activities. Mr. Saylor is also a member of the Company’s Board of Directors and Gaming Compliance Committee. Prior to joining the Company, Mr. Saylor was the Chief Financial Officer of Olympia Gaming, the gaming arm of Olympia Land Corporation where he served since April 2005. Prior to that, and since November 1995, Mr. Saylor served as Senior Vice President and Chief Financial Officer of Horseshoe Gaming Holding Corp.

Jon S. Bennett has been the Senior Vice President, Chief Financial Officer and Treasurer of the Company since October 2002 with overall responsibility for all aspects of the Company’s financial management, accounting and reporting processes. Mr. Bennett is also the Senior Vice President, Chief Financial Officer and Treasurer for The Majestic Star Casino Capital Corp., Majestic Star Casino Capital Corp. II, Barden Mississippi and Barden Colorado. Prior to Mr. Bennett’s appointment as Senior Vice President, Chief Financial Officer and Treasurer, Mr. Bennett was Vice President of Finance and Administration for Barden Mississippi from its acquisition in December 2001 to his promotion in October 2002.

Patrick R. Cruzen has been a Director of the Company since June 14, 2005. He is the Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Cruzen is the Chief Executive Officer and a principal of Cruzen & Associates, an executive search and consulting firm formed in 1997 and specializing in the gaming, gaming supply, hospitality and lottery industries. Mr. Cruzen also serves as a Director for Canterbury Park Holding Corp. and Cash Systems, Inc.

Andrew J. Warhola has been a Director of the Company since July 9, 2004. He is also a member of the Audit Committee and Chairman of the Compensation Committee. Mr. Warhola received a degree in economics and a law degree, both from the University of Michigan. Mr. Warhola went on to develop a law firm in Lorain, Ohio, which specialized in real estate, small business, banking and health care. Mr. Warhola has retired from the firm. During Mr. Warhola’s career he has served as a board member and trustee to various organizations, was active in many community and civic groups and co-founded a radio station.

Michelle R. Sherman has been a Director of the Company since July 9, 2004 and is a member of the Compensation Committee. Ms. Sherman also serves as Vice President, Chief Financial Officer and Treasurer of Barden Companies, Inc. (“Barden”). Ms. Sherman has been with Barden for over 14 years, serving Barden in various capacities including accounting, finance, administration, and business development. Ms. Sherman is an officer of many Barden Companies’ affiliate entities, including BDI for which she serves as Vice President, Treasurer and Secretary.

Cara Brown has been a Director of the Company since November 2006. Ms. Brown joined the Company in December 2001 as its Vice President and General Counsel and served in that capacity until her resignation effective May 31, 2006. After her resignation, Ms. Brown and the Company entered into a consulting agreement with a six-month term commencing June 1, 2006 and ending November 30, 2006. Ms. Brown currently practices law in Las Vegas, Nevada.

Audit Committee Financial Expert

The Audit Committee assists the Board in its general oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements.  The members of the Audit Committee in 2007 and as of the date hereof are Mr. Cruzen, the Chairman, and Mr. Warhola.  The Board has determined that Mr. Cruzen qualifies as an “audit committee financial expert” in accordance with SEC rules.  The designation of an audit committee financial expert does not impose upon such person any duties, obligations or liabilities that are greater than are generally imposed on members of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and any other person performing similar functions.  The failure of any of these persons to comply with the Code of Ethics may result in disciplinary action, up to and including termination of employment. The Code of Ethics is available in the “Corporate Governance” section of our website at www.majesticstar.com. Waivers of the Code of Ethics, if any, will be made by the Board of Directors and will be publicly disclosed in the “Corporate Governance” section of our website.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Mr. Barden, as the Company’s Chairman, President and Chief Executive Officer, and the sole shareholder of BDI, has absolute discretion in reviewing and approving annually all compensation decisions relating to the Company’s executive officers.  This section explains how the Company’s compensation programs are designed and operate in practice with respect to Mr. Barden, Mr. Bennett (Senior Vice President, Chief Financial Officer and Treasurer) and the other executive officers named in the Summary Compensation Table (the “named executive officers”).

Compensation Objectives and Philosophy

As the 100% beneficial owner of the Company, Mr. Barden significantly benefits from the enhanced value of the Company resulting from robust Company performance. Therefore, Mr. Barden has requested only a base salary and other limited benefits.

The Company’s compensation program for the other named executive officers is designed to provide total compensation that is both fair and competitive, attract and retain key executives and align executive and Company goals through financial incentives.  Mr. Barden and those to whom he delegates authority seek to ensure the foregoing objectives by considering the following in finalizing compensation determinations: individual performance reviews and experience; Company performance on a short-term and long-term basis; internal pay equity; hiring and retention needs; market data of gaming companies of similar size and structure; and other external market pressures.

Determining Compensation for Named Executive Officers

As noted above, Mr. Barden has absolute discretion in reviewing and approving annually all compensation decisions relating to the Company’s executive officers.  In general, the Compensation Committee and Board serve in an advisory role on compensation determinations for named executive officers.  At his discretion, Mr. Barden delegates certain compensation determinations regarding the named executive officers to the Board, Compensation Committee and other executive officers, subject to his final agreement. In 2007, Mr. Barden delegated the following compensation determinations: (a) Mr. Barden’s base salary was established by the Compensation Committee; (b) Mr. Bennett’s base salary was determined by Mr. Kirk Saylor (Executive Vice President and Chief Operating Officer); and (c) the Board approved a management incentive plan applicable to the named executive officers, except Mr. Barden, and other key employees.

The Committee does not utilize a compensation consultant to establish or administer its executive compensation program.

Elements of Compensation in 2007 for Named Executive Officers

The Company’s compensation program generally consists of a base salary, cash bonus and other fringe benefits.  Mr. Barden has elected to retain 100% indirect ownership of the Company, and therefore the Company does not provide equity compensation.  Further, the Company does not currently maintain for the benefit of its named executive officers any long-term incentive program, deferred compensation arrangement or defined benefit plan.

Mr. Barden has determined to employ the other named executive officers pursuant to employment agreements. Mr. Barden negotiated Mr. Saylor’s employment agreement and Mr. Saylor negotiated Mr. Bennett’s employment agreement. The employment agreements establish minimum base salaries, a target cash bonus and specified severance benefits.  Mr. Barden also has an employment agreement, but it does not contain any severance benefits or contemplate his participation in the cash bonus program.

On April 2, 2007, Steven J. Lemberg, Executive Vice President of Strategic Initiatives and member of the Board of Directors, resigned such positions effective as of April 11, 2007 in order to pursue other opportunities.

Mr. Barden.  In accordance with his employment agreement, Mr. Barden’s compensation consists solely of a base salary, an auto allowance and the payment of group term life insurance premiums. The base salary for Mr. Barden is established by the Compensation Committee, based upon what it believes to be fair and reasonable.  Mr. Barden determined that he will not participate in any of the Company’s cash bonus programs, as his 100% beneficial ownership provides sufficient incentive for his job performance.

Mr. Barden’s base salary was reviewed by the Compensation Committee in 2004 and set at $600,000 beginning in January 2005 based on an informal review of compensation packages for CEO’s of other mid-level gaming companies at that time. Mr. Barden requested that the Compensation Committee not increase his salary for 2006 or 2007. Effective January 1, 2008, Mr. Barden’s base salary was adjusted to $750,000 per year. The increase was approved by the Board of Directors after a review of compensation packages for CEO’s of other mid-level gaming companies.

Other Named Executive Officers

Base Salary. Mr. Barden believes that base salary is a primary factor in retaining and attracting key employees in a competitive marketplace.  The minimum base salaries of the other named executive officers are established pursuant to their employment agreements, with any increases at the sole discretion of the Company.

In accordance with his employment agreement, Mr. Saylor’s base salary increased by $100,000, from $400,000 to $500,000, effective on the anniversary date of his employment agreement (May 15, 2007).  Mr. Saylor made no change to Mr. Bennett’s base salary of $300,000 during 2007.  Mr. Lemberg’s base salary of $300,000 was not changed in 2007 prior to his resignation. On January 1, 2008, Mr. Saylor was given a $38,000 increase in salary to $538,000. Also on January 1, 2008, Mr. Bennett’s base salary was increased to $320,000.

Cash Bonus. In February 2007, the Board of Directors approved a Management Incentive Plan (“MIP”), which contemplates the payment of cash bonuses to participants based upon the achievement of the Company and individual performance goals. For purposes of the MIP, the Company performance goals are based upon the performance of The Majestic Star Casino, LLC and its subsidiaries and Barden Nevada (which operates the Fitzgeralds Las Vegas). The MIP is designed to provide participants with a competitive annual incentive that is tied to their position and base salary, reward participants for the overall financial success of the Company, and provide incentives to participants to perform individually in critical business areas which are not necessarily measured by financial performance.  The MIP also is intended to assist the Company in retaining and attracting employees in the near term. The Board retains the discretion to pay bonuses above those determined in accordance with the MIP.

The MIP sets forth specific target bonus awards (specified as a percentage of base salary actually earned during the year) and the weighting of Company and individual performance goals, based upon job position.  The following table sets forth such information for the other named executive officers in 2007:

	Target Bonus		Company Financial	Individual
	(% of Base	Target Bonus	Performance	Performance
Name	Salary Earned)	($)	Component	Component
Kirk Saylor	50%	230,577	70%	30%
Jon Bennett	30%	91,350	60%	40%
Steven Lemberg	30%	N/A	50%	50%

The financial performance component for the named executive officers is based upon the actual EBITDA of the Company compared to the budgeted EBITDA of the Company.  EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is utilized because Mr. Barden believes it is an important measure of operating performance, focusing on the Company’s core operating results by removing the impact of the Company’s capital structure (interest expense from outstanding debt), asset base (depreciation and amortization) and tax consequences.  In addition, management uses EBITDA for business planning purposes and the evaluation of current operating performance.  Budgeted EBITDA is developed by management to be an aggressive but attainable financial target.  The Board approved budgeted EBITDA on November 29, 2006 for purposes of the MIP in 2007. A minor adjustment was made to budgeted EBITDA at the end of 2007 to account for unplanned disruption to our operations at Fitzgeralds Black Hawk due to construction.

If the actual EBITDA of the Company is 84% or less than budgeted EBITDA, no bonus will be paid with respect to the financial performance component.  The following table sets forth the correlation between performance and bonus payout with respect to the financial performance component:

Actual EBITDA as a %
of budgeted EBITDA	100	99	98	97	96	95	94	93	92	91	90	89	88	87	86	85

Bonus payout as a %
of bonus target	100	98	96	94	92	90	87	84	81	78	75	70	65	60	55	50

In addition, if the actual EBITDA of the Company exceeds budgeted EBITDA, then 25% of such excess will be applied to the bonus pool for those participants subject to the Company EBITDA performance measure and will be distributed on a weighted average basis.

The individual goals for the named executive officers are approved by Mr. Barden in the case of Mr. Saylor and Mr. Saylor in the case of Mr. Bennett. The named executive officers are eligible to receive a bonus with respect to their individual performance component, even if the actual EBITDA of the Company is less than 85% of the budgeted EBITDA.

In 2007, actual EBITDA of the Company was 80% of budgeted EBITDA, equating to a payment of 0% of the target award related to financial performance. Mr. Saylor and Mr. Bennett received 100% of their respective target bonus related to individual performance goals. Actual payments under the MIP for 2007 are reflected in the “Non-Equity Incentive” column of the Summary Compensation Table. Mr. Bennett also received an additional discretionary bonus of $33,400 which is reported in the “Bonus” column of the Summary Compensation Table. Mr. Lemberg did not receive a bonus under the MIP due to his resignation in April 2007.

Other fringe benefits.  The Company provides perquisites and other benefits to its named executive officers to attract and maintain such employees in a competitive marketplace.  In accordance with their respective employment agreements, each of the named executive officers is entitled to participate in all of the Company’s executive benefit plans as are generally made available from time to time to senior executives, subject to the terms and conditions of the plans, and subject to the Company’s right to amend, terminate or take other similar actions with respect to such plans. These fringe benefits include participation in the Company’s 401(k) and a Company match, group-term life insurance, auto allowance, group health and executive medical expense reimbursement plans (up to $5,000 for certain medical expenses not covered by insurance). The auto allowance was terminated for Mr. Saylor and Mr. Bennett in January 2008. In 2007, Mr. Barden, as additional compensation, reimbursed Mr. Saylor for a golf membership and monthly dues, which amounted to $53,464.

Severance Benefits.  Mr. Saylor and Mr. Bennett are party to employment agreements with the Company that provide specified severance benefits.  Mr. Lemberg was party to an employment agreement with specified severance benefits. In accordance with Mr. Lemberg’s employment agreement, he was entitled to earned and unpaid base salary through the date of his resignation (without good reason) in April 2007. However, Mr. Lemberg received a $65,000 severance payment as consideration for mutual releases. In addition, the MIP contains specified termination provisions.  See “Potential Payments Upon Termination or Change-in-Control” for further information.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the total compensation paid or earned by the named executive officers for services performed for The Majestic Star Casino, LLC and its subsidiaries during the years shown below. All compensation is paid by The Majestic Star Casino, LLC.

				Non- Equity	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Incentive ($)	Compensation ($)		Total ($)

Don H. Barden	2007	600,000	-	-	57,052	(1)	657,052
Chairman, President and	2006	600,228	-	-	57,069		657,297
Chief Executive Officer

Kirk C. Saylor	2007	461,154	-	69,600	70,936	(2)	601,690
Executive Vice President	2006	246,178	50,000	-	1,628		297,806
and Chief Operating Officer

Jon S. Bennett	2007	304,500	33,400	36,600	6,570	(3)	381,070
Senior Vice President,	2006	287,307	50,000	-	22,215		359,522
Chief Financial Officer
and Treasurer

Steven Lemberg	2007	92,319	-	-	68,563	(4)	160,882
Executive Vice President	2006	300,047	45,000	-	8,674		353,721

(1)	Includes an auto allowance of $41,608 and group term life insurance premiums of $15,444.

(2)
Includes a golf club membership and related dues of $53,464, a 401(k) match of $4,500, group term life insurance premiums of $4,002, an auto allowance and reimbursement for un-reimbursed medical plan expenditures.  Mr. Saylor is 10% vested in the 401(k) match.

(3)	Includes group term life insurance premiums of $2,070 and a 401(k) match of $4,500. Mr. Bennett is fully vested in the 401(k) match.

(4)	Includes $65,000 related to his resignation in April 2007. Also includes group term life insurance premiums of $794 and a 401(k) match of $2,769. Mr. Lemberg is no longer vested in the 401(k) match.

Grants of Plan-Based Awards in 2007

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)
Kirk Saylor	N/A	230,577	(1)
Jon Bennett	N/A	91,350	(1)

(1)
If the actual EBITDA of the Company exceeds budgeted EBITDA, then 25% of such excess will be applied to the bonus pool for those participants subject to the Company EBITDA performance measure and will be distributed on a weighted average basis. Therefore, we cannot determine a maximum amount.

Amounts in the table relate to the cash bonus under the MIP.  See “Compensation Discussion and Analysis—Elements of Compensation in 2007 for Named Executive Officers—Other Named Executive Officers—Cash Bonus” for a description of the MIP and potential payments there under.  Cash bonuses under the MIP were approved by the Board on March 28, 2008 and are reported in the “Non-Equity Incentive” column of the Summary Compensation Table.

Potential Payments Upon Termination or Change-in-Control

The following section describes potential payments and benefits to the named executive officers under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change in control of the Company.  The Management Incentive Plan provides for payments upon specified terminations.  Further, all of the named executive officers have (or had) employment agreements with the Company.  The terms of Mr. Lemberg’s employment agreement are described only to the extent applicable to his resignation in April 2007.

Management Incentive Plan

If the Company terminates a named executive officer other than for “cause,” the participant will receive a pro rata bonus (only with respect to the financial performance component) within 30 days following the last day of employment.  For the named executive officers, “cause” is defined in the same manner as in their respective employment agreements.

Employment Agreements

Mr. Barden.  Mr. Barden serves as our Chairman, President and Chief Executive Officer pursuant to an employment agreement dated January 5, 2005.  The agreement provides that Mr. Barden’s base salary is $600,000, and he is also entitled to an auto allowance and payment of certain life insurance premiums.  Effective January 1, 2008, Mr. Barden’s base compensation was increased to $750,000 per year.  The agreement does not provide for any severance benefits.

Mr. Saylor.  Mr. Saylor serves as our Executive Vice President and Chief Operating Officer pursuant to an employment agreement with the Company, effective May 15, 2006 through May 15, 2008.  Thereafter, his employment may continue on an at-will basis and the Company can terminate such employment upon 90 days notice (or by payment of 90 days base salary in lieu thereof).  The agreement provides for a base salary of $400,000 for the first 12 months of the employment agreement and $500,000 for the second 12 months, subject to annual increases at the discretion of the Company. Mr. Saylor’s base salary was increased to $538,000 effective January 1, 2008.  Mr. Saylor is entitled to participate in the Company’s bonus programs and has a target bonus of 50% of base salary.  Mr. Saylor is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives.  Mr. Saylor also participates in an executive medical reimbursement plan and receives a car allowance.  Effective January 2008, Mr. Saylor’s car allowance was eliminated and his salary was increased by a corresponding amount. See below for information on severance benefits.

Mr. Bennett.  Mr. Bennett serves as our Senior Vice President, Chief Financial Officer and Treasurer pursuant to an employment agreement with the Company, effective July 3, 2006 through July 3, 2008.  Thereafter, Mr. Bennett’s employment may continue on an at-will basis and the Company can terminate such employment upon 90 days notice (or by payment of 90 days base salary in lieu thereof). The agreement provides for a base salary of $300,000, subject to annual increases at the discretion of the Company. Mr. Bennett’s base salary was increased to $320,000 effective January 1, 2008. Mr. Bennett is entitled to participate in the Company’s bonus programs and has a target bonus of 30% of base salary.  Mr. Bennett is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives. Mr. Bennett also participates in an executive medical reimbursement plan and receives a car allowance.  Effective January 2008, Mr. Bennett’s car allowance was eliminated and his salary was increased by a corresponding amount.  See below for information on severance benefits.

Severance Benefits for Mr. Saylor and Mr. Bennett.

Upon death, such employee’s estate is entitled to:

•	unpaid base salary through the termination date;
•	earned but unpaid bonus (pro rata);
•	benefits in accordance with the terms of the Company’s plans and policies;
•	60 days of base salary and two months of Company-paid COBRA benefits for the executive’s then-insured dependents; and
•	(for Mr. Bennett only) any earned and unused vacation.

Upon the Company’s termination of such employee for cause (as defined therein), or such employee’s termination without good reason (as defined therein, including a change in control) upon 30 days notice, such employee is entitled to:

•	unpaid base salary through the termination date; and
•	benefits in accordance with the terms of the Company’s plans and policies.

Upon the Company’s termination of such employee without cause upon 90 days written notice (or payment of 90 days base salary in lieu of notice), or such employee’s termination for good reason upon 30 days written notice, such employee is entitled to:

•
(for Mr. Saylor only) unpaid base salary through the termination date, plus the lesser of (a) 12 months base salary or (b) the remainder of base salary due under the agreement (but not less than six months);

•	(for Mr. Bennett only) unpaid base salary through the termination date, plus the lesser of (a) six months base salary or (b) the remainder of base salary due under the agreement;
•	earned but unpaid bonus (pro rata);
•	benefits in accordance with the terms of the Company’s plans and policies;
•	six months of Company-paid COBRA benefits; and
•	any earned and unused vacation.

The employment agreement also contains non-competition, non-solicitation and confidentiality provisions.  In addition, as a condition to receiving benefits for the Company’s termination without cause or such employee’s termination for good reason, such employee must execute a standard form of general release of claims.

Resignation of Mr. Lemberg.

Mr. Lemberg resigned (without good reason) in April 2007. In accordance with Mr. Lemberg’s employment agreement, he was entitled to earned and unpaid base salary through the date of his resignation in April 2007. However, Mr. Lemberg received a $65,000 severance payment as consideration for mutual releases.

Change in Control/Severance Payment Table

The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change in control, assuming such event occurred on December 31, 2007.  These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.  However, the amounts referenced below for Mr. Lemberg do represent the actual payments and benefits received by him in connection with his resignation in April 2007 because he was not an executive officer as of December 31, 2007.

The following table assumes no cash bonus was earned in 2007 related to the financial performance component and 100% of the target bonus was earned related to the individual performance component.

The following items are not reflected in the “Change in Control and Severance Payments” table set forth below:

•	accrued and unpaid salary and vacation;
•	payments under COBRA (except company-paid benefits set forth in employment agreements) or any other mandated governmental assistance program;
•	welfare benefits provided to all salaried employees;
•	amounts outstanding under the Company’s 401(k) plan; and
•	disability insurance proceeds and term life insurance proceeds in the following amounts (excluding any supplemental benefits paid for by such employee, which are not disclosed in either table):

	Term Life Insurance	Accidental Death	Long -Term
	Proceeds	and Dismemberment	Disability
Name	($)	($)	($)
Don H. Barden	2,000,000	2,000,000	n/a
Kirk Saylor	(1)	(1)	(2)
Jon Bennett	(1)	(1)	(2)

(1)	Term Life Insurance Proceeds and Accidental Death and Dismemberment benefits are equivalent to four times the named executive's annual salary, to a maximum benefit of $1.5 million.

(2)
Long-Term Disability benefits are equivalent to 60% of the named executive's monthly salary, not to exceed $12,500 per month, after 6 months of disability, up to the age of retirement under the U.S. Social Security Act, but not less than 60 months.

Change in Control and Severance Payments

	Cash Severance
			Company Paid
	Base Salary	Bonus	COBRA Benefits	Total
	($)	($)	($)	($)
Kirk Saylor
Retirement	-	-	-	-
Death	83,333	69,600	1,997	154,930
Disability	-	-	-	-
By Company	-	-	-	-
(for cause)
By Executive	-	-	-	-
(without good reason)
By Company	250,000	69,600	5,992	325,592
(without cause)
By Executive	250,000	69,600	5,992	325,592
(for good reason,
including a change in
control)
Jon Bennett
Retirement	-	-	-	-
Death	50,000	36,600	1,997	88,597
Disability	-	-	-	-
By Company	-	-	-	-
(for cause)
By Executive	-	-	-	-
(without good reason)
By Company	150,000	36,600	5,992	192,592
(without cause)
By Executive	150,000	36,600	5,992	192,592
(for good reason,
including a change in
control)

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on that discussion and review has recommended to the Board of Directors that the Compensation Discussion and Analysis be included as part of this annual report of Form 10-K for the year ended December 31, 2007.

Compensation Committee:

Andrew J. Warhola
Michelle R. Sherman
Patrick R. Cruzen

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2007, the Compensation Committee consisted of Andrew J. Warhola (Chairman), Patrick Cruzen and Michelle R. Sherman.  Don H. Barden is an executive officer and Chairman, as well as the 100% equity owner, of the Company, BDI and other entities.  Mr. Barden has discretion to set Ms. Sherman’s compensation in her position as officer of BDI and other entities owned or affiliated with Mr. Barden.

DIRECTOR COMPENSATION

The compensation program for non-employee directors is designed to encourage directors to continue Board service and to attract new directors with outstanding qualifications.  Directors who are employees or officers of the Company or BDI (Mr. Barden, Mr. Saylor and Ms. Sherman) do not receive any additional compensation for Board service.  All directors are reimbursed for expenses reasonably incurred in connection with Board service.  The following table sets forth the 2007 compensation program for non-employee directors:

Monthly retainer:
All	$3,750 per month
Audit Committee chair	$ 833 per month (additional)
Compensation Committee chair	$ 417 per month (additional)
Meeting fees:
Board	$1,000 per meeting
Committee	$ 500 per meeting

The following table sets forth the compensation of each non-employee director in 2007:

	Fees Earned or
	Paid in Cash	Total
Name	($)	($)

Patrick R. Cruzen	62,002	62,002
Andrew J. Warhola	57,000	57,000
Cara L. Brown	55,000	55,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

Since the formation of a formal Board of Directors, the Company has not had any material transactions with related persons other than Don H. Barden, its Chairman, President and Chief Executive Officer and sole indirect beneficial owner, or entities controlled directly or indirectly by Mr. Barden. Accordingly, the Company does not have a formal written policy directly related to the review, approval or ratification of related person transactions required to be reported pursuant to Item 404 of Regulation S-K. The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors, which includes a conflict of interest provision that requires disclosure of all actual or apparent conflicts of interest. In addition, on an annual basis, officers and directors are required to complete questionnaires disclosing any related person transactions with the Company by the individual or by any immediate family member. The Company's legal and financial staff reviews all such disclosures to determine whether any transaction is required to be disclosed under the SEC's rules. In addition, on an informal case-by-case basis, the Board of Directors may approve or ratify a related person transaction based on the facts and circumstances of such transaction, including the nature of the related person's interest in the transaction, the terms of the transaction, the importance of the transaction to the Company, whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company, and such other matters that the Board of Directors may deem appropriate.

Related Person Transactions Since January 1, 2007

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2007 include the $63.5 million of Discount Notes, net of discount of $5.8 million as of December 31, 2007, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Notes and the terms of the Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the interest due and payable in cash, which will begin to accrue on October 15, 2008 nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009.

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.  In 2007 and as of the date hereof, the Company was and is precluded from making distributions to BDI due to the Company’s failure to achieve the required interest coverage ratio of 1.25 to 1.0 for the consolidated net operating revenue distribution. To make a consolidated cash flow distribution, the Company’s interest coverage ratio would have needed to be 1.5 to 1.0.

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the terms of the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In 2007, the Company made a tax distribution of $2.2 million to BDI for resolution of an IRS audit of BHR, and 2006 and 2007 Indiana taxes. The Company anticipates paying approximately $1.5 million of tax distribution in 2008.

PITG Gaming, LLC Expense Sharing Agreement.  The Company has entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”) an indirectly owned subsidiary of BDI. The expense sharing agreement provides for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses are primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $1.3 million during 2007 pursuant to the expense sharing agreement. The Company anticipates charging similar fees in 2008. As of December 31, 2007, $0.4 million was owed under the expense sharing agreement. See PITG Revolving Promissory Note below.

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company, whereby PITG may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Rates Section of the Wall Street Journal), plus one-half of one percent. Interest is payable quarterly, in arrears. All amounts outstanding under the promissory note are due and payable upon the issuance or incurrence by PITG of any indebtedness or capital stock which, in the aggregate, is equal to or exceeds $450.0 million along with any accrued and unpaid interest. The Company received repayment of the initial note balance with proceeds from a PITG $200 million bridge financing (“the bridge loan”) that closed in mid-November 2007. Repayment of the PITG revolving promissory note is subordinated to repayment of the bridge loan. As of December 31, 2007, $0.4 million was owed to the Company under this promissory note. The highest amount owed under the note during 2007 was $0.9 million and no interest was charged, since the outstanding balance on the promissory note was paid within the month the promissory note was executed.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. In 2007, the Company charged Barden Nevada $1.5 million pursuant to the expense sharing agreement.  The Company anticipates charging a similar amount of fees in 2008. As of December 31, 2007, no amount was owed under the expense sharing agreement. See Barden Nevada Revolving Promissory Note below.

Barden Nevada Revolving Promissory Note.  On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note were due and payable on October 7, 2007 along with the accrued and unpaid interest. On October 7, 2007, a new revolving promissory note, in an amount not to exceed $5.0 million and with a maturity date of April 15, 2010, was executed with substantially the same terms. Substantially all of the assets and equity of Barden Nevada have been pledged as security for the bridge loan. Similar to the PITG Revolving Promissory Note, the Barden Nevada revolving promissory note is subordinated to the bridge loan. As of December 31, 2007, the principal balance of the promissory note was $0. The highest amount owed under the note during 2007 was $0.2 million and no interest was charged.

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with an affiliate for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot for the first 18 months, $2.50 per square foot in month 19, and on the second anniversary date of commencement of the lease, and every anniversary date thereafter, increase by 3%. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs not to exceed $0.4 million. Additionally, the Company has made general improvements (“Tenant Improvements”) to the Premises and will receive from the landlord a credit of $0.6 million.  The Company will be reimbursed for the asbestos abatement and Tenant Improvements through rent offset.  Should the landlord assign the lease prior to the Company recovering the cost of Tenant Improvements, then landlord will, at the time that the lease is assigned, pay in a single lump sum the amount of the unrecovered Tenant Improvements.  The Company previously spent $0.6 million remodeling the office area. The Company will need to pay a security deposit of $20,788.20.  The Company will also be leasing 12 parking spaces, at a cost ranging for $150.00 per space per month for two spaces to $85.00 per space per month for 10 spaces.

The Company has capitalized the remodeling costs to property, equipment and improvements as of December 31, 2007.

Director Independence

The Board utilizes the applicable rules of NASDAQ to determine the independence of its directors.  The independence rules include a series of objective tests, including that the director is not employed by us and has not engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities as they may relate to us and our management. As of December 31, 2007, the Company has four non-employee directors, Mr. Cruzen, Mr. Warhola, Ms. Sherman and Ms. Brown. The Board has affirmatively determined, after considering all of the relevant facts and circumstances, that Mr. Cruzen and Mr. Warhola are independent directors. Ms. Sherman, as an employee of BDI, is not considered independent. Ms. Brown, because of her employment by the Company prior to becoming a board member, is not considered independent at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees we were billed for audit and other services provided by Ernst & Young LLP (“E&Y”) in 2007 and 2006.

	2007	2006
Audit Fees	$990,154	$956,763
Audit Related Fees	67,649	127,177
Tax Fees	97,059	27,100
Other Fees	-	-
Total Fees	$1,154,862	$1,111,040

Audit Fees. Audit fees in 2007 and 2006 relate to the audit of the Company’s annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

Audit-Related Fees. Audit-related fees in 2007 relate to a planning review of Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees in 2006 involve a 401(k) audit and a registration statement filed in 2006.

Tax Fees. Tax fees in 2007 and 2006 relate to the preparation of the information to assist with the filing of tax returns for the sole shareholder of BDI and various state tax return filings of our subsidiaries.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements as listed on the index on Page F-1.

	(2)	Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)	The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(c)	The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2008.

THE MAJESTIC STAR CASINO, LLC

By:	/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer

THE MAJESTIC STAR CASINO CAPITAL CORP.

By:	/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer

MAJESTIC STAR CASINO CAPITAL CORP. II

By:	/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 10, 2008 on behalf of the Registrant and in the capacities indicated.

THE MAJESTIC STAR CASINO, LLC

By:	/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Kirk Saylor
Kirk Saylor
Director, Executive Vice President and Chief Operating Officer
By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Director
By:	/s/ Patrick R. Cruzen
Patrick Cruzen
Director
By:	/s/ Andrew J. Warhola
Andrew J. Warhola
Director
By:	/s/ Cara L. Brown
Cara L. Brown
Director

S-1

THE MAJESTIC STAR CASINO CAPITAL CORP.

By:	/s/ Don H. Barden
Don H. Barden
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

MAJESTIC STAR CASINO CAPITAL CORP. II

By:	/s/ Don H. Barden
Don H. Barden
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
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

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1
Stock Purchase Agreement, dated as of November 3, 2005 by and between The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 3, 2005)

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
4.3
Supplemental Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee for the purpose of making changes to the Indenture required for the issuance of additional notes  (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 21, 2005)

4.4
Supplemental Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee for the purpose of adding new subsidiary guarantors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 21, 2005)

4.5
Indenture, dated as of December 21, 2005, among The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp. II, the Subsidiary Guarantors (as defined therein), and The Bank of New York Trust Company N.A., as trustee regarding the Senior Notes (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 21, 2005)

4.6
First Amendment to Intercreditor and Lien Subordination Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, the Bank of New York Trust Company N.A., Inc. and Wells Fargo Foothill, Inc.

10.1
Loan and Security Agreement, dated as of October 7, 2003, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Registration Statement, No. 333-110993)

10.1.1
Amendment Number One to Loan and Security Agreement, dated as of May 4, 2004, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.1.2
Amendment Number Two to Loan and Security Agreement, dated as of March 1, 2005, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2005)

10.1.3
Amendment Number Three to Loan and Security Agreement, dated as of June 15, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2005)

10.1.4
Amendment Number Four to Loan and Security Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 21, 2005)

10.1.5
Amendment Number Five to Loan and Security Agreement, dated as of April 13, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006)

10.1.6
Amendment Number Six to Loan and Security Agreement, dated as of July 31, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2006)

10.1.7
Amendment Number Seven, dated as of March 15, 2007, among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc. as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2007)

10.1.8
Amendment Number Eight, dated as of March 31, 2008, among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc. as Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 4, 2008)

10.2**
Amendment to Letter Agreement, dated as of January 1, 2005, between Don H. Barden and The Majestic Star Casino, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3**	Employment Agreement, dated August 14, 2006, between Jon Scott Bennett and The Majestic Star Casino, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2006)
10.4	Management Agreement, dated as of October 7, 2003, between The Majestic Star Casino, LLC and Barden Development, Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-110993)
10.5
Expense Reimbursement Agreement, dated as of October 7, 2003, between Barden Nevada Gaming, LLC and The Majestic Star Casino, LLC (filed as Exhibit 10.9 to the Company’s Registration Statement, No. 333-110993)

10.6	Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-06489)
10.7	Amendment Number One to Development Agreement, dated October 19, 2005, by and among the Company, Trump Indiana, Inc. and the City of Gary, Indiana, filed herewith
10.8**	Employment Agreement, dated April 6, 2006, between Kirk Saylor and The Majestic Star Casino, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2006)
10.9**	The Majestic Star Casino, LLC Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2007)
10.10
Expense Reimbursement/Sharing Agreement, dated as of  November 6, 2007, between the Company and PITG Gaming, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007)

21*	List of Subsidiaries of The Majestic Star Casino, LLC
31.1*	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*             Filed herewith
**           Identifies current management contracts or compensatory plans or arrangements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Majestic Star Casino, LLC and its Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s deficit, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Majestic Star Casino, LLC and its Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/S/ Ernst & Young, LLP

Las Vegas, Nevada
March 31, 2008

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,216,263	$25,531,924
Restricted cash	3,401,359	3,326,881
Accounts receivable, less allowance for doubtful accounts
of $1,371,930 and $871,449 as of December 31, 2007 and 2006, respectively	5,779,838	7,582,476
Inventories	1,088,508	888,292
Prepaid expenses and deposits	2,013,891	2,306,311
Receivable from affiliates	616,889	455,270
Total current assets	42,116,748	40,091,154

Property, equipment and improvements, net	279,629,166	275,735,582
Intangible assets, net	121,936,336	125,395,502
Goodwill	47,431,442	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $9,107,124 and $5,761,820 as of December 31, 2007 and
2006, respectively	9,737,796	13,083,100
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,031,422 and $523,119 as of
December 31, 2007 and 2006, respectively	1,927,317	2,435,620
Other assets	2,911,140	2,187,020
Total other assets	14,576,253	17,705,740

Total assets	$505,689,945	$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$4,259,475	$4,491,600
Current portion of long-term debt	202,780	165,421
Accrued liabilities:
Payroll and related	9,206,725	9,116,726
Interest	10,980,075	10,750,630
Property and franchise taxes	17,897,923	8,942,975
Payable to affiliate	214,288	-
Other accrued liabilities	16,475,209	15,554,947
Total current liabilities	59,236,475	49,022,299

Long-term debt, net of current maturities	556,535,441	545,803,990
Long-term debt of Majestic Holdco, net of discount of $5,789,771
and $12,376,308 as of December 31, 2007 and 2006, respectively	57,710,229	51,123,692

Total liabilities	673,482,145	645,949,981

Commitments and contingencies (Note 14)

Member's deficit	(167,792,200)	(139,590,561)

Total liabilities and member's deficit	$505,689,945	$506,359,420

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2007	2006	2005
OPERATING REVENUES:
Casino	$365,899,220	$375,113,896	$280,918,520
Rooms	11,851,142	10,890,724	7,726,464
Food and beverage	25,605,009	16,347,550	14,030,267
Other	8,141,969	6,942,171	4,965,862
Gross revenues	411,497,340	409,294,341	307,641,113
Less: promotional allowances	53,399,221	55,060,746	45,669,261
Net operating revenues	358,098,119	354,233,595	261,971,852

OPERATING COSTS AND EXPENSES:
Casino	94,859,609	87,708,577	67,910,637
Rooms	3,066,404	3,329,367	1,763,340
Food and beverage	11,199,846	8,436,922	5,865,541
Other	2,020,352	1,734,230	1,040,514
Gaming taxes	85,943,370	87,096,884	61,053,037
Advertising and promotion	22,689,392	18,641,992	15,230,150
General and administrative	56,541,080	56,970,437	42,931,535
Corporate expense	6,253,724	6,306,222	7,717,108
Economic incentive tax - City of Gary	6,794,396	6,758,373	4,709,154
Depreciation and amortization	32,833,812	31,722,888	22,612,185
Loss on investment in Buffington Harbor Riverboats, LLC	-	-	2,354,799
Loss (gain) on disposal of assets	905,726	(132,723)	52,790
Total operating costs and expenses	323,107,711	308,573,169	233,240,790

Operating income	34,990,408	45,660,426	28,731,062

OTHER INCOME (EXPENSE):
Interest income	668,071	447,625	332,335
Interest expense	(54,529,563)	(53,968,445)	(30,362,182)
Interest expense - debt pushed down from Majestic Holdco	(7,094,840)	(6,330,956)	(187,039)
Loss on extinguishment of debt	-	-	(3,688,480)
Other non-operating expense	(85,470)	(115,375)	(127,386)
Total other expense	(61,041,802)	(59,967,151)	(34,032,752)

Net loss	$(26,051,394)	$(14,306,725)	$(5,301,690)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
For the Years Ended December 31, 2007, 2006 and 2005

Member's Deficit

Balance, December 31, 2004	$(102,399,523)
Net loss	(5,301,690)
Contribution of Deficit in BHPA from Affiliate	(6,351,134)
Distributions to Barden Development, Inc.	(6,761,824)
Balance, December 31, 2005	$(120,814,171)
Net loss	(14,306,725)
Distribution to Barden Development, Inc.	(4,469,665)
Balance, December 31, 2006	$(139,590,561)
Net loss	(26,051,394)
Distribution to Barden Development, Inc.	(2,150,245)
Balance, December 31, 2007	$(167,792,200)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,051,394)	$(14,306,725)	$(5,301,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,374,646	28,263,722	19,513,964
Amortization	3,459,166	3,459,166	3,098,221
Amortization of deferred financing costs	3,345,304	3,251,970	-
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	6,586,537	5,827,355	167,520
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	508,303	503,600	19,519
Loss on investment in Buffington Harbor Riverboats, LLC	-	-	2,354,799
Loss (gain) on disposal of assets	905,726	(132,723)	52,790
Loss on early extinguishment of debt	-	-	3,688,480
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	1,802,638	(2,983,062)	168,303
Receivable from affiliates	52,669	(286,259)	546,206
Inventories	(200,216)	(100,411)	140,460
Prepaid expenses and deposits	292,420	127,292	398,371
Other assets	996,289	814,535	197,113
Accounts payable	(1,126,516)	331,229	698,685
Accrued payroll and other expenses	89,999	(149,522)	697,511
Accrued interest	229,445	3,534,250	1,535,766
Other accrued liabilities	8,832,836	(440,295)	(136,665)
Net cash provided by operating activities	29,097,852	27,714,122	27,839,353

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(74,478)	(136,881)	390,008
Acquisition of Trump Indiana, Inc., net of cash acquired	-	(180,648)	(231,994,427)
Payment of gaming license transfer fee to State of Indiana	-	-	(2,000,000)
Payoff of City of Gary development agreement	-	-	(3,506,797)
Additions to property and equipment	(32,133,243)	(25,409,147)	(11,783,499)
Increase in Lakefront Capital Improvement Fund	(1,720,409)	(896,948)	-
Investment in Buffington Harbor Riverboats, LLC	-	-	(174,342)
Proceeds from disposal of equipment	182,742	893,001	135,709
Other	-	-	209,926
Net cash used in investing activities	(33,745,388)	(25,730,623)	(248,723,422)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	December 31,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of costs on early extinguishment of debt	-	-	(1,053,905)
Issuance costs for the 9 ½% senior secured notes	-	(245,107)	(1,805,572)
Issuance costs for the 9 ¾% senior notes	-	(1,195,533)	(9,026,094)
Costs for the $80.0 million secured credit facility	-	-	(110,000)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco	-	(206,290)	(2,823,746)
Cash paid for redemption of the 11.653% notes	-	-	(16,290,000)
Proceeds from issuance of the 9 ½% senior secured notes	-	-	40,000,000
Proceeds from issuance of the 9 ¾% senior notes	-	-	200,000,000
Proceeds from issuance of the 12 ½% senior discount notes
pushed down from Majestic Holdco	-	-	45,128,815
Proceeds from line of credit	53,787,903	60,168,339	43,877,024
Repayment of line of credit	(43,100,000)	(61,643,760)	(37,629,678)
Repayment of debt	(205,783)	(1,227,808)	(16,974,431)
Distributions to Barden Development, Inc.	(2,150,245)	(4,469,665)	(6,761,824)
Net cash provided by (used in) financing activities	8,331,875	(8,819,824)	236,530,589

Net increase (decrease) in cash and cash equivalents	3,684,339	(6,836,325)	15,646,520

Cash and cash equivalents, beginning of period	25,531,924	32,368,249	16,721,729

Cash and cash equivalents, end of period	$29,216,263	$25,531,924	$32,368,249

	For The Years Ended
	December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID, NET OF CAPITALIZED INTEREST:	$50,954,258	$47,512,348	$27,948,968

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$3,805,887	$1,107,582	$535,363
Capital assets acquired from incurring debt	$286,690	$110,370	$1,054,987
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	$-	$-	$440,762

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

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”, together the “Majestic Properties”). As of December 21, 2005, the Company also owned 100% of Buffington Harbor Riverboats, L.L.C. (“BHR”) that had previously been a 50% joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 3 – Trump Indiana Acquisition. Also, as part of the Trump Indiana Acquisition, as defined below, the Company acquired 50% of Buffington Harbor Parking Association (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company. In August 2006, BHPA was merged into Majestic Star. On December 31, 2006, BHR was dissolved.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its wholly owned direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated financial statements for 2007 and 2006 include Majestic Holdco’s 12½% Senior Discount Notes, $63.5 million principal due 2011 (“the Discount Notes”), net of discount of $5.8 million and $12.4 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. See Note 3 - Trump Indiana Acquisition. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $1.9 million and $2.4 million of Discount Notes’ issuance costs, net of amortization, respectively, on its consolidated balance sheets as of December 31, 2007 and 2006, and amortization of issuance costs of $0.5 million and $0.5 million, respectively, and bond discount of $6.6 million and $5.8 million, respectively, on its consolidated statements of operations for the years ended December 31, 2007 and 2006. The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the interest on the Discount Notes nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011.

TERMINATED SALE OF FITZGERALDS BLACK HAWK – On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets subject to certain liabilities of Fitzgeralds Black Hawk. On April 14, 2005, Barden Colorado and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”), pursuant to which Barden Colorado had agreed to sell and Legends had agreed to purchase substantially all of the assets of the Fitzgeralds-brand casino located in Black Hawk, Colorado. When the sale was terminated in 2005, the Company paid Legends approximately $2.3 million as a termination fee and other related costs and expenses.

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

RESTRICTED CASH – At December 31, 2007 and December 31, 2006, restricted cash consists of $3.4 million and $3.3 million, respectively, which is held as certificates of deposits which serve as security for letters of credit supporting the Company’s self-insured workers’ compensation programs and as security for the completion of construction at Fitzgeralds Black Hawk.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends unsecured credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2007, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS – Changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance, beginning of year	$871,449	$668,576	$631,240
Provision	917,291	559,805	306,673
Accounts written-off	(416,810)	(356,932)	(269,337)
Balance, end of year	$1,371,930	$871,449	$668,576

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

RECEIVABLE FROM AFFILIATE -  At December 31, 2007, amounts reflected in receivable from affiliates represent non-interest bearing advances made by the Company to PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI, of approximately $0.4 million, to BDI of approximately $0.1 million, and to Majestic Holdco of approximately $0.1 million . At December 31, 2006, amounts reflected in receivable from affiliates represent non-interest bearing advances made by the Company of approximately $0.3 million to Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”), a wholly owned subsidiary of BDI, approximately $0.1 million to BDI and approximately $0.1 million to Majestic Holdco.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statements of operations when incurred. The following lists the estimated useful lives of the Company’s property, plant and equipment by asset category:

Estimated useful life
Vessels, buildings & improvements	25-39 years
Site improvements	9-15 years
Barge and improvements	13-15 years
Leasehold improvements	5-15 years
Furniture, fixtures and equipment	3-10 years

DEFERRED FINANCING COSTS - Deferred financing costs represent underwriters’ and agents’ commissions and fees, closing costs and professional fees incurred in connection with the issuance of the debt offerings. Deferred financing costs are amortized over the terms of the related notes and lines of credit using the straight-line method, which approximates the effective interest method.

GOODWILL - Goodwill represents the excess purchase price over the net assets acquired for the Fitzgeralds properties, which were acquired in December 2001 (the “Fitzgeralds Acquisition”), and the excess purchase price over the net assets acquired from Trump Indiana, which was acquired in December 2005. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. Based on the tests performed, the Company concluded that goodwill was not impaired for the years ended December 31, 2007, 2006 and 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTANGIBLE ASSETS - Intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and the Trump Indiana Acquisition and are amortized over their estimated useful lives, generally eight to fifteen years.

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C. – Prior to December 21, 2005, the Company accounted for its 50% interest in BHR under the equity method, whereby the initial investments are recorded at cost and then adjusted for the Company’s share of BHR’s net income or loss. As a result of the Trump Indiana Acquisition, the Company owns 100% of BHR. The consolidated statements of operations reflect 50% of BHR’s operating results for the period from January 1, 2005 to December 20, 2005, and 100% of BHR’s operating results for the period from December 21, 2005 to December 31, 2005.

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

	For The Years Ended December 31,
	2007	2006	2005
Rooms	$4,117,444	$3,290,923	$2,377,544
Food and Beverage	18,130,704	10,898,012	8,839,650
Other	976,454	551,844	466,750
Total	$23,224,602	$14,740,779	$11,683,944

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances.

	For The Years Ended December 31,
	2007	2006	2005
Cash based promotional activities	$14,727,082	$27,447,352	$24,479,693
Slot club	7,947,295	7,928,867	5,791,872
Retail cost of rooms, food, beverage and other	30,724,844	19,684,527	15,397,696
Total	$53,399,221	$55,060,746	$45,669,261

DOWNLOADABLE PROMOTIONAL CREDITS — At the Majestic Properties and Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and our customers cannot redeem the credits for cash, any jackpots won by our customers are a direct reduction of slot revenue.

FEDERAL AND STATE INCOME TAXES - The Company is organized as a limited liability company and is an entity disregarded for U.S. federal and state income tax purposes. For the years ended December 31, 2007, 2006 and 2005, income of the Company was taxed directly to its member, and, accordingly, no provision for federal and state income taxes is reflected in the consolidated financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred. Advertising costs included in advertising and promotion expenses, were $5.1 million, $5.1 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-LIVED AND INTANGIBLE ASSETS - Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. An impairment loss is recognized for the difference between fair value and the carrying amounts. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Impairment review procedures mandated under GAAP require an annual review of all intangible assets with indefinite lives.

CAPITALIZED INTEREST – The Company capitalizes interest costs associated with debt incurred in connection with its construction projects.  Interest capitalization will cease once the projects are substantially complete or no longer undergoing construction activities.  The Company capitalized interest on amounts expended on the projects at the Company’s weighted average cost of borrowing on its senior secured credit facility. Interest of approximately $1.2 million and $0.3 million, respectively, was capitalized for the years ended December 31, 2007 and 2006.  No interest was capitalized in 2005.

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

PAYABLE TO AFFILIATE – At December 31, 2007, the amount reflected in payable to affiliate represents non-interest bearing advances made by Barden Nevada to the Company in the amount of $0.2 million. For 2006, the Company had no amount payable to affiliate.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to the short term nature of these assets and liabilities. The fair value of the Company’s long-term debt is determined based on quoted market prices for the same or similar issues. See Note 12 – Fair Value of Financial Instruments.

RECLASSIFICATIONS – Certain amounts in the December 31, 2006 consolidated financial statements, having no effect on net loss, have been reclassified to conform to the December 31, 2007 presentation.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The SPA contained customary seller representations and warranties of TERH, customary buyer representations and warranties and customary covenants and agreements between the parties. TERH remains responsible for pre-closing liabilities related to sales and use taxes and workers’ compensation and patron liability claims above the amounts accrued on Trump Indiana’s December 20, 2005 balance sheet. The SPA provides for mutual indemnification for losses relating to breaches of representations and warranties and for tax matters. There is no remaining security for indemnification obligations.

The Company’s consolidated statement of operations for the year ended December 31, 2005 includes results for the last 11 days for Majestic Star II, BHR and BHPA. Prior to the purchase, the operations for BHR were accounted for under the equity method of accounting as an investment in a joint venture since the Company owned a 50% interest in BHR with Trump Indiana owning the other 50%. See Note 9. Also, prior to December 21, 2005, the Company was a lessee of the parking garage owned and operated by BHPA. With the acquisition of Trump Indiana and contribution of our affiliate’s equity interest in BHPA, we recognized all of the operating expenses of BHPA during the last 11 days of 2005.

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB No. 157, “Fair Value Measurements” (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position FAS 157-2, which defers the effective date of FASB 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company is evaluating, what impact, if any, FASB 157 will have on future reporting.

•
In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“FASB 159”). FASB 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FASB 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. FASB 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. We are currently evaluating whether to adopt the fair value option under FASB 159 and evaluating what impact such adoption would have on our consolidated financial statements.

•
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FASB 141(R)”). FASB 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB 141(R) is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. We are currently evaluating what impact such adoption would have on our consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
In December 2007, the FASB issued FASB Statement No.160, “Noncontrolling Interests in Consolidating Financial Statements” (“FASB 160”). FASB 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, FASB 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB 160 is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. We anticipate that adoption will have no impact on our consolidated financial statements as we have no noncontrolling interests.

NOTE 5.  CERTIFICATE OF SUITABILITY AND LICENSES

On December 9, 1994, the Indiana Gaming Commission (the “IGC”) awarded the Company a certificate for a riverboat owner’s license for a riverboat casino to be docked in the City of Gary. In December 2005, after the Company completed its acquisition of Trump Indiana, the IGC granted to the Company’s subsidiary, The Majestic Star Casino II, Inc, a license. Currently, each license must be renewed annually with a complete reinvestigation every three years. In June 2007, the Majestic Properties underwent their requisite three-year reinvestigations with satisfactory results. The Majestic Properties’ current license expires in June 2010. There can be no assurance that any subsequent application for a license will be approved.

The subsidiary that owns Fitzgeralds Mississippi and the Company must maintain gaming licenses from the Mississippi Gaming Commission in order to continue to operate a casino in Mississippi. Such licenses are issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. The current gaming license expires in December of 2010. There can be no assurance that any subsequent application for a license will be approved.

On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to the Company’s subsidiary that is the owner and operator of Fitzgeralds Black Hawk. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission for a one-year period in September 2007. There can be no assurance that any subsequent application for a license will be approved.

NOTE 6.  CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”) which required Majestic Star, among other things, (1) to invest in various on-site improvements over the succeeding five years, and (2) to pay the City an economic incentive equal to 3% of Majestic Star’s adjusted gross receipts (as defined by the Riverboat Gaming Act). Majestic Star has fulfilled all investment commitments with respect to the Majestic Development Agreement and has made all required economic incentive payments.

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

In conjunction with the Company’s closing of the Trump Indiana Acquisition, the Company, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”) dated October 19, 2005, which, among other things, terminated the Trump Development Agreement effective upon the closing date of the Trump Indiana Acquisition.  On the closing date, Majestic Star paid to the City Trump Indiana’s remaining $3.5 million investment obligation under the Trump Development Agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Amended Majestic Development Agreement provides that the Company’s obligation to the City for economic incentive payments is equal to 3% of the adjusted gross receipts (as defined by the Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. At December 31, 2007, there was $2.6 million in the improvement fund which is included in Other assets in our consolidated balance sheet. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the Company has made in excess of $50.0 million of investments towards this commitment) and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million (the Company has established and funded the Barden Foundation as required to date by the Amended Majestic Development Agreement). The Company expenses the cost of funding the Barden Foundation. The Company’s obligation to make its increased investment is contingent on the City’s compliance with its development obligations to the Company in connection with Buffington Harbor which it has not completed, including obligations with respect to environmental remediation, and the completion of the access roads and freeway interchange.

The Company filed an arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties.  The Company is currently depositing the economic incentive payments as required by the Amended Majestic Development Agreement into a segregated bank account under the Company’s control, with the intent that these funds be used to pay for the City’s obligations and the Company’s damages.

The new mayor of the City, who took office on April 7, 2006, is now claiming that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable as against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that Gary be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Circuit Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City all amounts currently in the improvement fund, which total $3.2 million, take a charge to earnings of $1.6 million, which represents that portion of the improvement fund that was under the control of the Company for improvements to the Majestic Properties’ assets and pay an additional 1% of adjusted gross gaming receipts, retro-active to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement.  The additional 1% due the City would equal $2.4 million.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,	December 31,
	2007	2006

Land	$23,661	$23,661
Land held for future development	22,009	22,056
Vessels, buildings & improvements	166,880	174,436
Site improvements	28,826	40,493
Barge and improvements	20,679	20,121
Leasehold improvements	802	1,503
Furniture, fixtures and equipment	124,656	119,704
Construction in progress	24,253	5,475
	411,766	407,449

Less accumulated depreciation and amortization	(132,137)	(131,713)

Total Property and equipment, net	$279,629	$275,736

Substantially all property and equipment are pledged as collateral. See Note 11 - Long Term Debt.

NOTE 8. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2007 and 2006 are as follows (in thousands):

	Gross		Net Amount
As of December 31, 2007:	Carrying	Accumulated	December 31,	Expected
	Amount	Amortization	2007	Life
Intangible assets:
Customer relationship	$24,540	$(10,185)	$14,355	8 yrs
Trade name	3,450	(2,094)	1,356	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(175)	525	15 yrs
Total intangible assets	$134,390	$(12,454)	$121,936

	Gross		Net Amount
As of December 31, 2006:	Carrying	Accumulated	December 31,	Expected
	Amount	Amortization	2006	Life
Intangible assets:
Customer relationship	$24,540	$(7,117)	$17,423	8 yrs
Trade name	3,450	(1,749)	1,701	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(128)	572	15 yrs
Total intangible assets	$134,390	$(8,994)	$125,396

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amortization expense recorded on the intangible assets for the years ended December 31, 2007, 2006 and 2005 was $3.5 million, $3.5 million and $1.7 million, respectively. The estimated amortization expense for all amortized intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

For the years ended December 31,
2008	$3,459
2009	3,392
2010	2,479
2011	2,456
2012	2,134
Thereafter	2,316
Total amortization expense	$16,236

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

The Company had paid to BHR approximately $4.9 million of berthing fees for the period from January 1, 2005 through December 20, 2005. Such amounts were recorded in general and administrative expense in the consolidated statements of operations. On December 21, 2005, BHR became a wholly owned subsidiary and the Berthing Agreements between BHR and the Company and BHR and Trump Indiana were terminated.

Majestic Star used the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. Late in 2003, two restaurants opened at BHR that were run by a third party operator. The Company sent guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charged the Company for the meals served and the services provided. The Company paid approximately $3.1 million to these restaurants, and other food and beverage operators at BHR, for the period from January 1, 2005 through December 20, 2005. In addition, the Company reimbursed BHR for valet services in the amount of $0.1 million for the period from January 1, 2005 through December 20, 2005. Food, beverage and valet costs were recorded in casino expense in the Company’s consolidated statements of operations. After the Company and Trump Indiana reimbursed BHR for all cash operational losses, the remaining net loss of BHR resulted from depreciation expense associated with the BHR property and was recorded as equity in loss of joint venture in the Company’s consolidated statements of operations. Such loss was approximately $2.4 million for the period from January 1, 2005 through December 20, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents selected financial information for BHR for the period from January 1, 2005 through December 20, 2005 when the Company accounted for its 50% interest in BHR under the equity method (in thousands):

STATEMENT OF OPERATIONS

Net revenues	$11,514

Operating loss	$(4,308)

Net loss	$(4,738)

NOTE 10.  OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,	December 31,
	2007	2006

Gaming and other taxes	$2,159	$2,761
Progressive jackpots	4,165	3,479
Slot club liability	1,818	1,648
Chip & token liability	763	810
Accrued trade payables	5,001	4,686
Professional fees	1,304	823
Other	1,265	1,348
	$16,475	$15,555

NOTE 11.  LONG-TERM DEBT

Long-term debt outstanding as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,	December 31,
	2007	2006

9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility	56,425	45,737
Capitalized leases and other debt	313	232
Long-term debt	556,738	545,969
Less current maturities	(203)	(165)
Total long-term debt	$556,535	$545,804

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The scheduled maturities of long-term debt are as follows (in thousands):

For the years ended December 31,

2008	$203
2009	110
2010	356,425
2011	200,000
2012	-
Thereafter	-
Total scheduled maturities of long-term debt	$556,738

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

SENIOR NOTES

The Company has issued $200.0 million of senior notes (“Senior Notes”). The Senior Notes bear interest at a fixed annual rate of 9 ¾% payable on April 15 and October 15 of each year and have a maturity date of January 15, 2011. The Senior Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp and Majestic Star Casino Capital Corp II which is a co-issuer).The Senior Notes are senior unsecured obligations of the Company, ranking equally with all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness.  The Senior Notes are effectively subordinated to the Senior Secured Notes and the Company’s $80.0 million senior secured credit facility (“Senior Secured Credit Facility”).

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

SENIOR SECURED CREDIT FACILITY

The Company has an $80.0 million Senior Secured Credit Facility, which is secured by all of the equity of the Company and its restricted subsidiaries and by its and its restricted subsidiaries’ current and future assets, other than certain excluded assets. The lien on the collateral securing the Senior Secured Credit Facility is senior to the lien on the collateral securing the Senior Secured Notes and the guarantees of the Senior Secured Notes. Borrowings under the Senior Secured Credit Facility bear interest at the Company’s choice of LIBOR plus a range of 2.50% to 3.00% or the agent bank’s base rate (which approximates the prime rate) plus a range of 0.00% to 0.50%. The range is determined based on the Company’s EBITDA (as defined in the loan and security agreement governing the Senior Secured Credit Facility and amendments thereto). Full payment of any outstanding balance under the Senior Secured Credit Facility is due upon maturity of the agreement in April 2010. The Company’s Senior Secured Credit Facility contains customary conditions to borrowing and representations and warranties customary in other gaming-related financings. The loan and security agreement governing the Senior Secured Credit Facility contains certain financial covenants and restrictions, which among other things, restricts indebtedness, investments, distributions and mergers and requires the Company to maintain, as defined in the covenants (as amended), minimum EBITDA and interest coverage ratios and an annual limit on capital expenditures. At December 31, 2007 and 2006, the Company had available borrowing capacity under the Senior Secured Credit Facility of $23.6 million and $34.3 million, respectively.

On March 31, 2008, the Company entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility.  Amendment Eight was necessary as the Company was out of compliance with the minimum EBITDA covenant of $70.0 million for the twelve month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant.  Amendment Eight modifies the definition of EBITDA, such that the Company can add back to EBITDA the $820,000 loss due to the sale and write down of obsolete slot machines recognized in the Company’s quarter ended June 30, 2007.  Amendment Eight also modifies the last twelve-months minimum EBITDA and interest coverage ratio financial covenants for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0:1.0 for each quarter end twelve month period through the maturity of Senior Secured Credit Facility.

 Amendment Eight also contains a provision that allows EBITDA, for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to the Company during such twelve-month period to the extent that such cash common equity contributions are made on terms and conditions that are satisfactory to agent bank to the Senior Secured Credit Facility, 100% of the proceeds of such cash common equity contributions are used by the Company to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to the Company during the immediately preceding fiscal quarter of the Company; provided, however, that in no event shall the EBITDA of the Company be increased by more than $5.0 million in the aggregate on or after the date of Amendment Eight.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have amended the Senior Secured Credit Facility eight times. Many of these amendments were necessary so that the Company would be in compliance with either current or future financial covenants. Given the Company’s significant debt and competitive markets, there is a risk that the Company might not achieve the financial covenants as outlined in the most recent Amendment Eight to the Senior Secured Credit Facility. As such, the Company may need to seek further amendments to the financial covenants contained in the amended Senior Secured Credit Facility. Should the Company fail in receiving such future amendments, a default would exist, which would permit the lenders to accelerate the maturity of the debt outstanding under the Senior Secured Credit Facility with all such debt, including interest, being immediately due and payable. This would, in turn, cause a cross-default with the Company’s other outstanding indebtedness, which would similarly accelerate the maturity of this debt, with all such additional indebtedness, with interest, being due and payable.

OTHER DEBT

The Company has various other capital leases of approximately $0.3 million and other debt for equipment. The debt obligations are of a short duration.

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were pushed down to the Company to assist in funding the Trump Indiana Acquisition. The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interest of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%.  The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the Discount Notes interest nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes. The Discount Notes mature on October 15, 2011.

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

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 31, 2007 and December 31, 2006 of the Company’s financial instruments.

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets:	(in thousands)
Cash and equivalents	$29,216	$29,216	$25,532	$25,532
Restricted Cash	$3,401	$3,401	$3,327	$3,327

Liabilities:
Long-term debt
9 ½% Senior Secured Notes	$300,000	$281,250	$300,000	$313,500
9 ¾% Senior Notes	200,000	138,000	200,000	$196,000
Senior Secured Credit Facility	56,425	56,425	45,737	45,737
Capitalized leases and other debt	313	313	232	232
	$556,738	$475,988	$545,969	$555,469

12 ½% Discount Notes, pushed
down from Majestic Holdco	$57,710	$45,085	$51,124	$42,310

While our $300.0 million of Senior Secured Notes are not actively traded, we believe, based upon information received from investment institutions, that our $300.0 million of Senior Secured Notes were priced at 93.75% of face value for a value of $281.3 million at December 31, 2007. Our $200.0 million of Senior Notes are not actively traded, but we believe, based upon information received from investment institutions, that our $200.0 million of Senior Notes were priced at 69.0% of face value for a value of $138.0 million at December 31, 2007. The Discount Notes of our parent, Majestic Holdco, are not actively traded, but we believe, based upon information received from investment institutions, that Majestic Holdco’s $63.5 million (face value at maturity) of Discount Notes were priced at 71.0% of face value for a value of $45.1 million at December 31, 2007.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. SAVINGS PLAN

The Company contributes to defined contribution plans, which provide for contributions in accordance with the plan documents. The plans are available to certain employees with at least one year of service. The Company makes a matching contribution up to a maximum of 3% of an employee’s salary limited to a specified dollar amount as stated in the plan documents. The Company’s contributions to the plans amounted to $1.0 million, $1.0 million and $0.9 million during 2007, 2006 and 2005, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

LEASES

The Company has operating leases for various office and gaming equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 (in thousands):

For the years ended December 31,

2008	$383
2009	213
2010	103
2011	45
2012	43
Thereafter	-
$787

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $10.1 million, $8.8 million and $7.4 million, respectively.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. Each of the casino defendants, including Barden Mississippi, filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs' anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants' counterclaims. On December 21, 2005, the District Court entered an order granting the casino defendants' motion for summary judgment and dismissing with prejudice plaintiffs' claims against them. The court denied the plaintiffs’ motion for summary judgment on the counterclaims, so that the counterclaims remained pending.  On appeal to the Fifth Circuit Court of Appeals, the appellate court overturned the decision of the trial court as to the dismissal of the plaintiffs’ claims, remanding the case to the District Court for trial.  The decision of the Court of Appeals left some room for a renewed motion for summary judgment, as the court specifically indicated that it was not considering certain potentially dispositive issues that had not been addressed by the District Court in its initial ruling.  Accordingly, the casino defendants have filed a renewed motion for summary judgment which is currently pending before the District Court. While the Company intends to continue to vigorously defend the matter if it goes to trial, the parties are in settlement negotiations as a result of the mediation held in November 2007.  It currently does not appear that mediation will be successful, but the parties are still attempting to negotiate. In the event that the defendants do not prevail in their renewed motion for summary judgment, or the matter is not otherwise resolved through mediation, the District Court has set August 18, 2008 for trial. At this time, it is too early to determine the outcome of this mediation or litigation and the effect, if any, on the Company's financial position and results of operations.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) Breach of Contract, (ii) Unfair Practices in Settling Claims, (iii) Bad Faith, and (iv) Breach of Fiduciary Duty. The parties are now in the discovery stage of litigation with a completion date scheduled by the Court for September 3, 2008. The Company believes it is entitled to reimbursement under the insurance policy for all claims paid by it. At this point in time, the Company is unable to assess the amount or likelihood of recovery.

Construction Litigation.  On January 15, 2007, Barden Colorado Gaming, LLC, dba Fitzgeralds Black Hawk Casino, entered into a Joint Prosecution Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”).  The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005.  As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against various contractors for the Building Collapse. It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on behalf of the contractors involved in the storm sewer drain project.  Currently, the parties are engaged in discovery related to the litigation and at this point in time the Company is unable to assess with certainty the amount or likelihood of recovery.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Majestic Star Income Tax Protest.  The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003.  That assessment was protested by BDI’s non-resident shareholder to the legal division of the Department of Revenue.  The Department held a hearing on the 2003 protest on December 5, 2006, and issued its ruling on March 14, 2007.  In that ruling, the Department sustained the shareholder’s protest of the imposition of a negligence penalty.  The Department denied the protest of the amount of tax assessed.  An appeal of that ruling was filed with the Indiana Tax Court on May 14, 2007.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back State gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the non-resident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company and BDI continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued in the Company’s financial statements relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI’s non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Majestic Properties and BHR Sales and Use Tax Assessments.  Various sales and use tax matters involving Majestic Properties and BHR are pending before the Indiana Tax Court.  These matters relate to sales and use taxes being assessed by the Department on complimentary food and retail items provided to our customers of Majestic Properties and BHR.  Majestic Properties believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on decisions of the Indiana Tax Court in Hyatt Corp v Indiana Department of State Revenue (“Hyatt”) and other cases. In Hyatt, the petitioner, a hotel operator, sought a refund of use tax paid on food purchased for complimentary meals that were provided to both guests and employees.  Hyatt prevailed.  In addition, on May 1, 2007, the Indiana Tax Court issued a ruling in a sales and use tax case involving a riverboat casino with facts similar to the facts in Majestic Properties’ cases.  In that case, the court ruled that the provision of food and non-food items provided on a complimentary basis to patrons of a riverboat casino did not constitute retail sales subject to Indiana sales tax. In that case, food which was purchased by the riverboat under a food for human consumption exemption was not subject to sales or use tax when purchased or when subsequently prepared and provided to patrons on a complimentary basis.

Majestic Properties is protesting a $0.1 million assessment from the Department and has also sought to recover from the Department $0.1 million for sales taxes it paid related to the same issue.  BHR has been assessed $1.0 million, which assessment has also been appealed to the Indiana Tax Court.  The assessment against BHR relates to sales and use tax on food provided on a complimentary basis to patrons and employees of BHR’s owners (Majestic Star and Trump Indiana) by BHR or a third party vendor. If the Department were to prevail on the BHR protests, the Company would be responsible for half, as TERH has indemnified the Company for tax liabilities attributable to the period prior to closing on the acquisition of the stock of Trump Indiana, which included the 50% of BHR owned by Trump Indiana.  The Company has not reserved for any of these assessments.

Should the Department make similar assessments for 2005, 2006 and 2007 the Company estimates its tax exposure would be approximately $0.1 million, $0.2 million and $0.5 million respectively.  Also, BHR’s sales tax exposure for 2005 would be $0.1 million.

Majestic Star Real Property Assessment Appeals. Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (County of Lake, Indiana) Assessor updating the assessed valuation of the Company's real property, effective March 1, 2006 and retroactive for the period Januay 1, 2006 through December 31, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively.  With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006, and $4.8 million for the period January 1, 2007 through December 31, 2007 based on the 2006 tax rates and assuming a 10% increase for 2007.  The actual tax rates for 2007 have not yet been determined, and no property tax bills have yet been received. The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable.  On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments.  While the appeals are pending, the Company will pay property taxes based on the 2005 year's assessed values, as permitted by Indiana law. The Majestic Properties continue to accrue for their real property tax liabilities as normal and using the previous assessed valuations for real property. As of December 31, 2007 the Majestic Properties have established reserves of $3.1 million. With the exception of payment of the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008.

Shelby County Healthcare Corporation vs. The Majestic Star Casino, LLC Group Health Benefit Plan. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against The Majestic Star Casino, LLC (“Company”) Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of Barden Mississippi Gaming, LLC, an individual covered under the Plan (“Employee”). The action is governed by ERISA, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Employee was injured in a one-car accident on March 13, 2005 in the state of Mississippi. Immediately following the accident, Employee was treated at the Hospital for multiple injuries and accumulated medical bills in the amount of $0.4 million. The Hospital submitted a claim to the Plan for payment of the medical bills. The Plan denied the Hospital’s claim based on the illegal act exclusion contained in the Plan document.  Based upon the Plan’s investigation, at the time of the accident, Employee was driving without a driver’s license, was uninsured and was suspected for driving under the influence, all violations of Mississippi laws.

On April 27, 2007, the Hospital and the Plan filed cross dispositive motions in accordance with the Court’s scheduling order. The Plan’s position was that the Court’s review is governed by the arbitrary and capricious standard of review, which required the Court to affirm the Plan’s decision as long as it was reasonable and based on the information available to the Plan. In this regard, it was the Plan’s position that it reasonably determined that Employee was engaged in illegal acts at the time of the accident (a conviction is not required for the exclusion to be applicable). The Hospital’s position was that the Court should conduct a de novo review of the Plan decision (which would allow the Court to substitute its judgment for that of the Plan’s), and overturn the Plan’s decision because Employee was never actually convicted of any illegal or criminal acts, and there was no causal connection between the illegal acts and the accident. On May 30, 2007, the Hospital and the Plan each filed a reply brief to the other’s dispositive motion, again in accordance with the scheduling order issued by the Court.

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”).

In applying the de novo standard of review, the Court held that there was an insufficient causal link between the Employee’s lack of driver’s license or car insurance and the March 13, 2005 accident. Furthermore, the Court found that there was insufficient evidence in the administrative record that the Employee had been using alcohol or other intoxicants before the accident to support the Plan’s denial of benefits on the basis that such an illegal act caused the Employee’s injuries. Thus, the Court reversed the Plan’s decision and concluded that the Employee was entitled to benefits under the Plan.

The Company has filed a motion for the Court to reconsider (“Motion to Reconsider”). If the Motion to Reconsider is denied or otherwise unsuccessful, the Company will appeal the Order. In the event the Plan is ultimately found liable, the Company believes that the claim may not be covered by the Company’s stop-loss insurance provider (“Insurance Provider”).  In anticipation of any payments the Company may ultimately be liable for, the Company has accrued $0.4 million in medical expenses and $66,000 in pre- and post-judgment interest for a total of $0.5 million. At this point in time the Company is unable to assess with certainty the ultimate resolution of the litigation, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Indiana state law governing gaming imposes a graduated wagering tax based upon adjusted gross receipts. The graduated wagering tax has a starting rate of 15% with a top rate of 40% for adjusted gross receipts in excess of $600 million. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed.

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

EMPLOYMENT AGREEMENTS

Mr. Barden serves as our Chairman, President and Chief Executive Officer and in 2007 received an annual base compensation of $600,000 as an employee, pursuant to an employment agreement with the Company dated January 1, 2005. Effective January 1, 2008, Mr. Barden’s base compensation was increased to $750,000 per year. The Company provides Mr. Barden with an auto allowance. Mr. Barden is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

LETTER OF CREDIT/SURETY BOND

As part of a self-insured worker’s compensation program, the Company was required to post a letter of credit in the amount of $3.1 million to secure payment of claims. To collateralize the letter of credit, the bank required that the Company purchase a $3.1 million certificate of deposit. Our certificate of deposit securing the letter of credit for our workers’ compensation program is recorded in Restricted Cash on the Company’s consolidated balance sheet (see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies).

The State of Mississippi has required Fitzgeralds Tunica to post surety bonds as security for current and future sales and gaming revenue tax obligations. Fitzgeralds Tunica has four surety bonds: a $0.6 million bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guarantees of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guarantees, the Company will be obligated to reimburse Mr. Barden for any such payments.

Our Majestic Star and Majestic Star II properties are each required to have a $1.0 million surety bond in place with the IGC. Majestic Star II’s surety bond is in place and is cash collateralized. The collateral is reflected in Other Assets on the Company’s consolidated balance sheet. Majestic Star’s surety bond has not been placed pending surety bond language from the IGC.

The Company was required to post as security for public improvements related to the Fitzgeralds Black Hawk expansion project a $0.3 million letter of credit, which is secured by a certificate of deposit.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. RELATED PERSONS TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2007 include the $63.5 million of Discount Notes, net of discount of $5.8 million as of December 31, 2007, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Notes and the terms of the Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the interest due and payable in cash, which will begin to accrue on October 15, 2008 (with the first payment date on April 15, 2009) nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009.

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.  In 2007 and as of the date hereof, the Company was and is precluded from making distributions to BDI due to the Company’s failure to achieve the required interest coverage ratio of 1.25 to 1.0 for the consolidated net operating revenue distribution. To make a consolidated cash flow distribution, the Company’s interest coverage ratio would have needed to be 1.5 to 1.0.

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the terms of the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In 2007, the Company made a tax distribution of $2.2 million to BDI for resolution of an IRS audit of BHR, and 2006 and 2007 Indiana taxes. The Company anticipates paying approximately $1.5 million of tax distribution in 2008.

PITG Gaming, LLC Expense Sharing Agreement.  The Company has entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”) an indirectly owned subsidiary of BDI. The expense sharing agreement provides for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses are primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $1.3 million during 2007 pursuant to the expense sharing agreement. The Company anticipates charging similar fees in 2008. As of December 31, 2007, $0.4 million was owed under the expense sharing agreement. See PITG Revolving Promissory Note, below.

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company, whereby PITG may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Rates Section of the Wall Street Journal), plus one-half of one percent. Interest is payable quarterly, in arrears. All amounts outstanding under the promissory note are due and payable upon the issuance or incurrence by PITG of any indebtedness or capital stock which, in the aggregate, is equal to or exceeds $450.0 million along with any accrued and unpaid interest. The Company received repayment of the initial note balance with proceeds from a PITG $200 million bridge financing (“the bridge loan”) that closed in mid-November 2007. Repayment of the PITG revolving promissory note is subordinated to repayment of the bridge loan. As of December 31, 2007, $0.4 million was owed to the Company under this promissory note. The highest amount owed under the note during 2007 was $0.9 million and no interest was charged, since the outstanding balance on the promissory note was paid within the month the promissory note was executed.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. In 2007, the Company charged Barden Nevada $1.5 million pursuant to the expense sharing agreement.  The Company anticipates charging a similar amount of fees in 2008. As of December 31, 2007, no amount was owed under the expense sharing agreement. See Barden Nevada Revolving Promissory Note, below.

Barden Nevada Revolving Promissory Note.  On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note were due and payable on October 7, 2007 along with the accrued and unpaid interest. On October 7, 2007, a new revolving promissory note, in an amount not to exceed $5.0 million and with a maturity date of April 15, 2010, was executed with substantially the same terms. Substantially all of the assets and equity of Barden Nevada have been pledged as security for the bridge loan. Similar to the PITG Revolving Promissory Note, the Barden Nevada revolving promissory note is subordinated to the bridge loan. As of December 31, 2007, the principal balance of the promissory note was $0. The highest amount owed under the note during 2007 was $0.2 million and no interest was charged.

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with an affiliate for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot for the first 18 months, $2.50 per square foot in month 19, and on the second anniversary date of commencement of the lease, and every anniversary date thereafter, increase by 3%. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs not to exceed $0.4 million. Additionally, the Company has made general improvements (“Tenant Improvements”) to the Premises and will receive from the landlord a credit of $0.6 million.  The Company will be reimbursed for the asbestos abatement and Tenant Improvements through rent offset.  Should the landlord assign the lease prior to the Company recovering the cost of Tenant Improvements, then landlord will, at the time that the lease is assigned, pay in a single lump sum the amount of the unrecovered Tenant Improvements.  The Company previously spent $0.6 million remodeling the office area. The Company will need to pay a security deposit of $20,788.20.  The Company will also be leasing 12 parking spaces, at a cost ranging for $150.00 per space per month for two spaces to $85.00 per space per month for 10 spaces.

The Company has capitalized the remodeling costs to property, equipment and improvements as of December 31, 2007.

NOTE 16. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”). The Majestic Properties include Majestic Star and Majestic Star II. BHPA was merged into Majestic Star as of August 4, 2006 and is shown as if the merger had been completed as of January 1, 2006. BHR was dissolved as of December 31, 2006. All 2005 information is for Majestic Star and 11 days of operations for Majestic Star II, BHR and BHPA.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level players. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment for the years ended December 31, 2007, 2006 and 2005 and a summary of the Properties’ assets and goodwill as of December 31, 2007 and December 31, 2006 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For The Years Ended
	December 31,
	2007	2006	2005
	(in thousands)
Net revenues:
Majestic Properties	$240,573	$236,826	$143,624
Fitzgeralds Tunica	86,813	83,979	82,939
Fitzgeralds Black Hawk	30,712	33,429	35,409
Total	$358,098	$354,234	$261,972

Operating income (loss):
Majestic Properties	$30,339	$35,183	$18,982
Fitzgeralds Tunica	5,092	8,836	10,253
Fitzgeralds Black Hawk	5,962	8,060	7,393
Corporate (1)	(6,403)	(6,419)	(7,896)
Total	$34,990	$45,660	$28,732

Segment depreciation and amortization:
Majestic Properties	$19,197	$20,291	$9,245
Fitzgeralds Tunica	10,975	9,157	10,062
Fitzgeralds Black Hawk	2,515	2,163	3,125
Corporate (1)	147	112	180
Total	$32,834	$31,723	$22,612

	For The Years Ended
	December 31,
	2007	2006	2005
	(in thousands)
Expenditure for additions to long-lived assets:
Majestic Properties	$7,403	$9,130	$4,152
Fitzgeralds Tunica	7,367	10,577	4,860
Fitzgeralds Black Hawk	16,411	5,541	2,655
Corporate	952	161	116
Total	$32,133	$25,409	$11,783

	December 31,	December 31,
	2007	2006
	(in thousands)
Segment assets:
Majestic Properties	$465,357	$478,896
Fitzgeralds Tunica	76,159	79,664
Fitzgeralds Black Hawk	52,829	43,803
Corporate	464,340	524,981
Total	1,058,685	1,127,344
Less: Intercompany	(552,995)	(620,985)
Total	$505,690	$506,359

Goodwill:
Majestic Properties	$41,509	$41,509
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,924	1,924
Total	$47,431	$47,431

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

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (co-issuer of the Senior Secured Notes but an entity with no operations) and the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 8,055,172	$ -	$ 21,161,091	$ -		$ 29,216,263
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	2,579,315	-	3,200,523	-		5,779,838
Inventories	421,082	-	667,426	-		1,088,508
Prepaid expenses and deposits	1,026,745	-	987,146	-		2,013,891
Receivable from affiliate	4,694,778	-	1,399	(4,079,288)	(a)	616,889
Investment in subsidiaries	154,416,819	-	-	(154,416,819)	(b)	-
Total current assets	174,595,270	-	26,017,585	(158,496,107)		42,116,748

Property, equipment and improvements, net	141,886,772	-	137,742,394	-		279,629,166
Intangible assets, net	-	-	121,936,336	-		121,936,336
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	9,737,796	-	-	-		9,737,796
Deferred financing and transaction costs				-
pushed down from Majestic Holdco (c)	1,927,317	-	-	-		1,927,317
Long-term receivable - related party	171,709,437	-	23,118,840	(194,828,277)	(a)	-
Other assets	1,271,483	-	1,639,657	-		2,911,140
Total other assets	184,646,033	-	24,758,497	(194,828,277)		14,576,253
Total assets	$ 501,128,075	$ -	$ 357,886,254	$ (353,324,384)		$ 505,689,945

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$ 1,255,451	$ -	$ 3,004,024	$ -		$ 4,259,475
Current portion of long-term debt	156,340	-	46,440	-		202,780
Payable to related party	311,321	-	3,982,255	(4,079,288)	(a)	214,288
Accrued liabilities:
Payroll and related	3,558,272	-	5,648,453	-		9,206,725
Interest	10,980,075	-	-	-		10,980,075
Property and franchise taxes	10,875,649	-	7,022,274	-		17,897,923
Other accrued liabilities	4,423,253	-	12,051,956	-		16,475,209
Total current liabilities	31,560,361	-	31,755,402	(4,079,288)		59,236,475

Due to related parties	23,118,840	-	171,709,437	(194,828,277)	(a)	-
Long-term debt, net of current maturities	556,530,845	300,000,000	4,596	(300,000,000)	(d)	556,535,441
Long-term debt pushed down from Majestic Holdco (e)	57,710,229	-	-	-		57,710,229
Total liabilities	668,920,275	300,000,000	203,469,435	(498,907,565)		673,482,145
Member's (deficit) equity	(167,792,200)	(300,000,000)	154,416,819	145,583,181	(b)(d)	(167,792,200)
Total liabilities and member's (deficit) equity	$ 501,128,075	$ -	$ 357,886,254	$ (353,324,384)		$ 505,689,945

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 9,101,841	$ -	$ 16,430,083	$ -		$ 25,531,924
Restricted cash	2,286,881	-	1,040,000	-		3,326,881
Accounts receivable, net	2,014,267	-	5,568,209	-		7,582,476
Inventories	196,681	-	691,611	-		888,292
Prepaid expenses and deposits	824,865	-	1,481,446	-		2,306,311
Receivable from affiliate	6,186,636	-	-	(5,731,366)	(a)	455,270
Investment in subsidiaries	119,861,069	-	-	(119,861,069)	(b)	-
Total current assets	140,472,240	-	25,211,349	(125,592,435)		40,091,154

Property, equipment and improvements, net	146,207,554	-	129,528,028	-		275,735,582
Intangible assets, net	-	-	125,395,502	-		125,395,502
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	13,083,100	-	-	-		13,083,100
Deferred financing and transaction costs
pushed down from Majestic Holdco (c)	2,435,620	-	-	-		2,435,620
Long-term receivable - related party	223,649,437	-	7,757,546	(231,406,983)	(a)	-
Other assets	503,637	-	1,683,383	-		2,187,020
Total other assets	239,671,794	-	9,440,929	(231,406,983)		17,705,740
Total assets	$ 526,351,588	$ -	$ 337,007,250	$ (356,999,418)		$ 506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$ 2,166,672	$ -	$ 2,324,928	$ -		$ 4,491,600
Current portion of long-term debt	60,091	-	105,330	-		165,421
Payable to related party	2,095	-	5,729,271	(5,731,366)	(a)	-
Accrued liabilities:
Payroll and related	3,131,620	-	5,985,106	-		9,116,726
Interest	10,750,630	-	-	-		10,750,630
Property and franchise taxes	5,178,856	-	3,764,119	-		8,942,975
Other accrued liabilities	5,476,552	-	10,078,395	-		15,554,947
Total current liabilities	26,766,516	-	27,987,149	(5,731,366)		49,022,299

Due to related parties	42,298,987	-	189,107,996	(231,406,983)	(a)	-
Long-term debt, net of current maturities	545,752,954	300,000,000	51,036	(300,000,000)	(d)	545,803,990
Long-term debt pushed down from Majestic Holdco (e)	51,123,692	-	-	-		51,123,692
Total liabilities	665,942,149	300,000,000	217,146,181	(537,138,349)		645,949,981
Member's (deficit) equity	(139,590,561)	(300,000,000)	119,861,069	180,138,931	(b)(d)	(139,590,561)
Total liabilities and member's (deficit) equity	$ 526,351,588	$ -	$ 337,007,250	$ (356,999,418)		$ 506,359,420

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$132,550,323	$-	$233,348,897	$-		$365,899,220
Rooms	-	-	11,851,142	-		11,851,142
Food and beverage	9,297,118	-	16,307,891	-		25,605,009
Other	3,676,440	-	4,465,529	-		8,141,969
Gross revenues	145,523,881	-	265,973,459	-		411,497,340
Less promotional allowances	16,825,543	-	36,127,511	446,167	(a)	53,399,221
Net operating revenues	128,698,338	-	229,845,948	(446,167)		358,098,119

OPERATING COSTS AND EXPENSES:
Casino	30,602,068	-	64,257,541	-		94,859,609
Rooms	-	-	3,066,404	-		3,066,404
Food and beverage	5,418,734	-	5,781,112	-		11,199,846
Other	1,062,004	-	958,348	-		2,020,352
Gaming taxes	38,319,279	-	47,624,091	-		85,943,370
Advertising and promotion	5,799,023	-	17,336,536	(446,167)	(a)	22,689,392
General and administrative	24,329,704	-	32,211,376	-		56,541,080
Corporate expense	6,253,724	-	-	-		6,253,724
Economic incentive tax - City of Gary	3,635,188	-	3,159,208	-		6,794,396
Depreciation and amortization	12,272,858	-	20,560,954	-		32,833,812
Loss on disposal of assets	190,710	-	715,016	-		905,726
Total operating costs and expenses	127,883,292	-	195,670,586	(446,167)		323,107,711

Operating income	815,046	-	34,175,362	-		34,990,408

OTHER INCOME (EXPENSE):
Interest income	282,474	-	385,597	-		668,071
Interest expense	(54,524,354)	-	(5,209)	-		(54,529,563)
Interest expense - debt pushed down
from Majestic Holdco (b) (c)	(7,094,840)	-	-	-		(7,094,840)
Other non-operating expense	(85,470)	-	-	-		(85,470)
Equity in net income of subsidiaries	34,555,750	-	-	(34,555,750)	(d)	-
Total other expense	(26,866,440)	-	380,388	(34,555,750)		(61,041,802)

Net (loss) income	$(26,051,394)	$-	$34,555,750	$(34,555,750)		$(26,051,394)

(a) To eliminate intercompany transactions.
(b) Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC
Staff Accounting Bulletin 73 Topic 5(J)
(c) Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d) To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$134,809,379	$-	$240,304,517	$-		$375,113,896
Rooms	-	-	10,890,724	-		10,890,724
Food and beverage	1,868,380	-	14,479,170	-		16,347,550
Other	3,311,326	-	3,630,845	-		6,942,171
Gross revenues	139,989,085	-	269,305,256	-		409,294,341
Less promotional allowances	13,360,845	-	41,390,389	309,512	(a)	55,060,746
Net operating revenues	126,628,240	-	227,914,867	(309,512)		354,233,595

OPERATING COSTS AND EXPENSES:
Casino	25,296,664	-	62,411,913	-		87,708,577
Rooms	-	-	3,329,367	-		3,329,367
Food and beverage	2,075,472	-	6,361,450	-		8,436,922
Other	813,413	-	920,817	-		1,734,230
Gaming taxes	38,450,258	-	48,646,626	-		87,096,884
Advertising and promotion	5,662,612	-	13,288,892	(309,512)	(a)	18,641,992
General and administrative	25,035,679	-	31,934,758	-		56,970,437
Corporate expense	6,306,222	-	-	-		6,306,222
Economic incentive tax - City of Gary	3,637,683	-	3,120,690	-		6,758,373
Depreciation and amortization	12,149,478	-	19,573,410	-		31,722,888
(Gain) loss on disposal of assets	(96,851)	-	(35,872)	-		(132,723)
Total operating costs and expenses	119,330,630	-	189,552,051	(309,512)		308,573,169

Operating income	7,297,610	-	38,362,816	-		45,660,426

OTHER INCOME (EXPENSE):
Interest income	216,534	-	231,091	-		447,625
Interest expense	(53,934,687)	-	(33,758)	-		(53,968,445)
Interest expense - debt pushed down
from Majestic Holdco (b) (c)	(6,330,956)	-	-	-		(6,330,956)
Other non-operating expense	(115,375)	-	-	-		(115,375)
Equity in net income of subsidiaries	38,560,149	-	-	(38,560,149)	(d)	-
Total other expense	(21,604,335)	-	197,333	(38,560,149)		(59,967,151)

Net (loss) income	$(14,306,725)	$-	$38,560,149	$(38,560,149)		$(14,306,725)

(a) To eliminate intercompany transactions.
(b) Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J)
(c) Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d) To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(amounts in thousands)

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$150,552,871	$-	$130,365,649	$-		$280,918,520
Rooms	-	-	7,726,464	-		7,726,464
Food and beverage	1,761,489	-	12,268,778	-		14,030,267
Other	3,218,165	-	1,747,697	-		4,965,862
Gross revenues	155,532,525	-	152,108,588	-		307,641,113
Less promotional allowances	16,514,443	-	29,154,818	-		45,669,261
Net operating revenues	139,018,082	-	122,953,770	-		261,971,852

OPERATING COSTS AND EXPENSES:
Casino	27,580,681	-	40,329,956	-		67,910,637
Rooms	-	-	1,763,340	-		1,763,340
Food and beverage	1,999,116	-	3,866,425	-		5,865,541
Other	40,341	-	1,000,173	-		1,040,514
Gaming taxes	43,151,499	-	17,901,538	-		61,053,037
Advertising and promotion	7,509,472	-	7,720,678	-		15,230,150
General and administrative	24,939,010	-	17,992,525	-		42,931,535
Corporate expense	7,717,108	-	-	-		7,717,108
Economic incentive tax - City of Gary	4,520,228	-	188,926	-		4,709,154
Depreciation and amortization	9,173,151	-	13,439,034	-		22,612,185
Loss on investment in Buffington
Harbor Riverboats, LLC	2,354,799	-	-	-		2,354,799
Loss on disposal of assets	(45,466)	-	98,256	-		52,790
Total operating costs and expenses	128,939,939	-	104,300,851	-		233,240,790

Operating income	10,078,143	-	18,652,919	-		28,731,062

OTHER INCOME (EXPENSE):
Interest income	280,694	-	51,641	-		332,335
Interest expense	(30,361,550)	-	(632)	-		(30,362,182)
Interest expense - debt pushed down
from Majestic Holdco (a) (b)	(187,039)	-	-	-		(187,039)
Other non-operating expense	(127,386)	-	-	-		(127,386)
Loss on extinguishment of debt	(3,688,480)	-	-	-		(3,688,480)
Equity in net income of subsidiaries	18,703,928	-	-	(18,703,928)	(c)	-
Total other expense	(15,379,833)	-	51,009	(18,703,928)		(34,032,752)

Net (loss) income	$(5,301,690)	$-	$18,703,928	$(18,703,928)		$(5,301,690)

(a) Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC
Staff Accounting Bulletin 73 Topic 5(J)
(b) Includes interest expense on Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c) To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES: (a)	$(42,217,316)	$-	$71,315,168	$-	$29,097,852

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(1,114,478)	-	1,040,000	-	(74,478)
Additions to property and equipment	(8,160,239)	-	(23,973,004)	-	(32,133,243)
Increase in Lakefront Capital Improvement Fund	(1,720,409)	-	-	-	(1,720,409)
Proceeds from disposal of equipment	78,568	-	104,174	-	182,742
Net cash used in investing activities	(10,916,558)	-	(22,828,830)	-	(33,745,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	53,787,903	-	-	-	53,787,903
Repayment of line of credit	(43,100,000)	-	-	-	(43,100,000)
Advances from (to) affiliates	43,650,000	-	(43,650,000)	-	-
Repayment of debt	(100,453)	-	(105,330)	-	(205,783)
Distribution to Barden Development, Inc.	(2,150,245)	-	-	-	(2,150,245)
Net cash provided by (used in) financing activities	52,087,205	-	(43,755,330)	-	8,331,875

Net (decrease) increase in cash and cash equivalents	(1,046,669)	-	4,731,008	-	3,684,339

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$8,055,172	$-	$21,161,091	$-	$29,216,263

(a)	Includes interest expense of $7.1 million related to the amortization of the bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES: (a)	$(19,458,131)	$-	$47,172,253	$-	$27,714,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-	-	-	(136,881)
Adjustments of costs related to Trump Indiana acquisition	-	-	(180,648)	-	(180,648)
Additions to property and equipment	(8,705,542)	-	(16,703,605)	-	(25,409,147)
Increase in Lakefront Capital Improvement Fund	(896,948)	-	-	-	(896,948)
Proceeds from disposal of equipment	240,751	-	652,250	-	893,001
Net cash used in investing activities	(9,498,620)	-	(16,232,003)	-	(25,730,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs (b)	(1,646,930)	-	-	-	(1,646,930)
Repayment of line of credit	(61,643,760)	-	-	-	(61,643,760)
Proceeds from line of credit	60,168,339	-	-	-	60,168,339
Advances from (to) affiliates	37,600,000	-	(37,600,000)	-	-
Repayment of debt	(34,300)	-	(1,193,508)	-	(1,227,808)
Distributions to Barden Development, Inc.	(4,469,665)	-	-	-	(4,469,665)
Net cash provided by (used in) financing activities	29,973,684	-	(38,793,508)	-	(8,819,824)

Net increase (decrease) in cash and cash equivalents	1,016,933	-	(7,853,258)	-	(6,836,325)

Cash and cash equivalents, beginning of period	8,084,908	-	24,283,341	-	32,368,249

Cash and cash equivalents, end of period	$9,101,841	$-	$16,430,083	$-	$25,531,924

(a)	Includes interest expense of $6.3 million related to the amortization of the bond discount and deferred financing costs of Majestic Holdco's Discount Notes.
(b)	Includes issuance costs of $0.2 million related to the Discount Notes of Majestic Holdco.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(17,978,203)	$-	$40,817,557	$4,999,999	(b)	$27,839,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	390,008	-	-	-		390,008
Acquisition of Trump Indiana, Inc., net of cash acquired	209,927	-	(232,204,354)	-		(231,994,427)
Payment of gaming license transfer fee to State of Indiana	-	-	(2,000,000)	-		(2,000,000)
Payoff of City of Gary development agreement	-	-	(3,506,797)	-		(3,506,797)
Additions to property and equipment	(3,841,488)	-	(7,942,011)	-		(11,783,499)
Investment in Buffington Harbor Riverboats, LLC	(174,342)	-	-	-		(174,342)
Proceeds from disposal of equipment	102,225	-	33,484	-		135,709
Other	209,926	-	-	-		209,926
Net cash used in investing activities	(3,103,744)	-	(245,619,678)	-		(248,723,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of costs on early extinguishment of debt	(1,053,905)	-	-	-		(1,053,905)
Issuance costs for the 9 ½% senior secured notes	(1,805,572)	-	-	-		(1,805,572)
Issuance costs for the 9 ¾% senior notes	(9,026,094)	-	-	-		(9,026,094)
Costs for the $80.0 million secured credit facility	(110,000)	-	-	-		(110,000)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco (c)	(2,823,746)	-	-	-		(2,823,746)
Cash paid for redemption of the 11.653% notes	(16,290,000)	-	-	-		(16,290,000)
Proceeds from issuance of the 9 ½% senior secured notes	40,000,000	-	-	-		40,000,000
Proceeds from issuance of the 9 ¾% senior notes	200,000,000	-	-	-		200,000,000
Proceeds from issuance of the 12 ½% senior discount notes
pushed down from Majestic Holdco (c)	45,128,815	-	-	-		45,128,815
Proceeds from line of credit	43,877,024	-	-	-		43,877,024
Repayment of line of credit	(37,629,678)	-	-	-		(37,629,678)
Repayment of debt	(16,973,028)	-	(1,403)	-		(16,974,431)
Advances from (to) affiliates	(215,837,200)	-	220,837,199	(4,999,999)	(b)	-
Distributions to Barden Development, Inc.	(6,761,824)	-	-	-		(6,761,824)
Net cash provided by (used in) financing activities	20,694,792	-	220,835,796	(4,999,999)		236,530,589

Net increase (decrease) in cash and cash equivalents	(387,155)	-	16,033,675	-		15,646,520

Cash and cash equivalents, beginning of period	8,472,063	-	8,249,666	-		16,721,729

Cash and cash equivalents, end of period	$8,084,908	$-	$24,283,341	$-		$32,368,249

(a)	Includes interest expense of $0.2 million related to the amortization of the bond discount and deferred financing costs of Majestic Holdco's Discount Notes.
(b) To eliminate intercompany transactions.
(c)	Reflects the pushdown of Majestic Holdco's Discount Notes and associated issuance costs pursuant to SEC Staff Accounting Bulletin 73, topic 5(J). The Discount Notes are not guaranteed by the Company or the guarantor subsidiaries.