Form 10-Q
period 2008-06-30
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2008-08-14
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
(702) 388 - 2400
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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I                                FINANCIAL INFORMATION
ITEM 1.                               FINANCIAL STATEMENTS.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,694,199	$29,216,263
Restricted cash	3,401,359	3,401,359
Accounts receivable, less allowance for doubtful accounts of $1,040,753 and
$1,371,930 as of June 30, 2008 and December 31, 2007, respectively	5,968,250	5,779,838
Inventories	1,096,350	1,088,508
Prepaid expenses and deposits	7,981,159	2,013,891
Receivable from affiliates	492,581	616,889
Total current assets	46,633,898	42,116,748

Property, equipment and improvements, net	277,837,153	279,629,166
Intangible assets, net	120,206,751	121,936,336
Goodwill	47,431,442	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $10,779,775 and $9,107,124 as of June 30, 2008
and December 31, 2007, respectively	8,065,145	9,737,796
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,285,574 and $1,031,422 as of
June 30, 2008 and December 31, 2007, respectively	1,673,165	1,927,317
Other assets	3,531,772	2,911,140
Total other assets	13,270,082	14,576,253

Total assets	$505,379,326	$505,689,945

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$3,593,431	$4,259,475
Current portion of long-term debt	1,145,546	202,780
Accrued liabilities:
Payroll and related	9,856,280	9,206,725
Interest	10,735,761	10,980,075
Property and franchise taxes	15,348,197	17,897,923
Payable to affiliate	-	214,288
Other accrued liabilities	16,421,561	16,475,209
Total current liabilities	57,100,776	59,236,475

Long-term debt, net of current maturities	571,702,303	556,535,441
Long-term debt of Majestic Holdco, net of discount of $2,178,791
and $5,789,771 as of June 30, 2008 and December 31, 2007, respectively	61,321,209	57,710,229

Total liabilities	690,124,288	673,482,145

Commitments and contingencies (Note 5)

Member's deficit	(184,744,962)	(167,792,200)

Total liabilities and member's deficit	$505,379,326	$505,689,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Casino	$85,850,488	$96,137,813	$175,202,784	$191,268,373
Rooms	3,012,893	3,049,522	6,001,624	5,594,467
Food and beverage	5,838,436	6,911,077	12,295,469	12,786,332
Other	1,980,430	2,018,884	4,020,439	3,901,360
Gross revenues	96,682,247	108,117,296	197,520,316	213,550,532
Less: promotional allowances	11,333,371	15,359,054	23,177,970	29,278,417
Net operating revenues	85,348,876	92,758,242	174,342,346	184,272,115

OPERATING COSTS AND EXPENSES:
Casino	23,405,648	23,156,182	48,303,180	46,814,819
Rooms	599,720	752,652	1,179,734	1,557,836
Food and beverage	2,169,739	2,699,585	4,266,416	5,370,194
Other	355,941	480,076	798,863	983,197
Gaming taxes	20,653,548	22,158,447	41,667,879	44,466,391
Advertising and promotion	5,401,355	5,848,645	11,087,294	11,158,301
General and administrative	13,991,867	13,943,275	28,735,898	28,149,185
Corporate expense	1,398,020	1,748,592	3,033,739	3,471,794
Economic incentive tax - City of Gary	1,765,797	1,712,176	3,518,751	3,465,765
Depreciation and amortization	8,381,888	8,031,727	16,666,547	16,201,379
Loss on disposal of assets	83,757	820,288	70,479	808,563
Total operating costs and expenses	78,207,280	81,351,645	159,328,780	162,447,424

Operating income	7,141,596	11,406,597	15,013,566	21,824,691

OTHER INCOME (EXPENSE):
Interest income	64,915	161,869	174,639	374,046
Interest expense	(13,420,520)	(13,718,247)	(26,854,237)	(27,296,937)
Interest expense - debt pushed down
from Majestic Holdco	(1,976,883)	(1,762,465)	(3,865,132)	(3,446,879)
Other non-operating expense	(6,447)	(15,701)	(21,598)	(50,366)
Total other expense	(15,338,935)	(15,334,544)	(30,566,328)	(30,420,136)

Net loss	$(8,197,339)	$(3,927,947)	$(15,552,762)	$(8,595,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,552,762)	$(8,595,445)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	14,936,962	14,471,796
Amortization	1,729,585	1,729,583
Amortization of deferred financing costs	1,672,651	1,672,651
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	3,610,980	3,192,727
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	254,152	254,152
Loss on disposal of assets	70,479	808,563
Changes in operating assets and liabilities:
Accounts receivable, net	(188,412)	3,052,428
Receivable from affilates	(89,980)	(274,797)
Inventories	(7,842)	(186,820)
Prepaid expenses and deposits	(5,389,817)	(5,314,124)
Other assets	5,460	9,715
Accounts payable	443,573	(2,655,935)
Accrued payroll and other expenses	649,555	806,845
Accrued interest	(244,314)	23,648
Other accrued liabilities	(2,864,227)	3,574,056
Net cash (used in) provided by operating activities	(963,957)	12,569,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	(301,360)
Additions to property and equipment	(13,734,840)	(14,853,729)
Increase in Lakefront Capital Improvement Fund	(626,092)	(619,795)
Proceeds from disposal of equipment	67,481	116,305
Net cash used in investing activities	(14,293,451)	(15,658,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	34,859,344	27,599,634
Repayment of line of credit	(19,600,000)	(20,250,049)
Repayment of debt	(124,000)	(82,809)
Tax distributions to Barden Development, Inc.	(1,400,000)	(2,150,245)
Net cash provided by financing activities	13,735,344	5,116,531

Net (decrease) increase in cash and cash equivalents	(1,522,064)	2,026,995

Cash and cash equivalents, beginning of period	29,216,263	25,531,924

Cash and cash equivalents, end of period	$27,694,199	$27,558,919

	For The Six Months Ended
	June 30,
	2008	2007
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID, NET OF CAPITALIZED INTEREST:	$25,425,896	$25,600,111

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable
and accrued liabilities, net	$2,957,123	$4,156,022
Capital assets transferred to prepaid rent	$577,450	$-
Capital assets acquired from incurring debt	$974,284	$-

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

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company and its separate and distinct subsidiary limited liability companies and one corporation own and operate the following gaming facilities:

•	A dockside casion and land based pavilion located on Lake Michigan in Gary, Indiana (“Majestic Star”);
•	A dockside casino and hotel located on Lake Michigan in Gary, Indiana (“Majestic Star II” and with Majestic Star, the “Majestic Properties”);
•	A casino-hotel located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”); and
•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes due 2010 (the “Senior Secured Notes”). MSCC has no assets or operations; and

•
Majestic Star Casino Capital Corp. II (“MSCC II”) was formed in 2005 for the purpose of facilitating the offering of the Company’s $200.0 million 9 ¾% Senior Notes due 2011 (the “Senior Notes”). MSCC II is a co-obligor with the Company for the Senior Notes. MSCC II has no assets or operations. See Note 4 - Long Term Debt.

Except where otherwise noted, or as the context may otherwise require, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 2.                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2007.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 include Majestic Holdco’s 12 ½% Senior Discount Notes, $63.5 million in principal due 2011 (the “Discount Notes”), net of discount of $2.2 million and $5.8 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana, Inc. (“Trump Indiana”) and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our $80.0 million Senior Secured Credit Facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the pushdown of the Discount Notes, the Company is also reflecting $1.7 million and $1.9 million of deferred financing costs, net of amortization, related to the issuance of the Discount Notes, on its condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively. Amortization of deferred financing costs was $0.1 million for the three months ended June 30, 2008 and 2007 and $0.3 million for the six months ended June 30, 2008 and 2007. Amortization of bond discount was $1.8 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively, and $3.6 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. Amortization of deferred financing costs and bond discount are reflected as interest expense on the Company’s condensed consolidated statements of operations. The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company anticipates that it will not be able to meet the requisite financial tests in order to make distributions to service all or a portion of the interest on the Discount Notes nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011. See Note 4 - Long Term Debt.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Rooms	$1,107,966	$830,570	$2,278,412	$1,939,502
Food and Beverage	4,377,716	4,640,552	9,076,663	8,869,057
Other	215,188	44,134	459,850	307,664
Total	$5,700,870	$5,515,256	$11,814,925	$11,116,223

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Cash based promotional activities	$2,021,190	$5,230,596	$3,985,419	$10,676,399
Slot club and other	1,874,833	1,912,019	3,786,310	3,858,041
Retail cost of rooms, food, beverage and other	7,437,348	8,216,439	15,406,241	14,743,977
Total	$11,333,371	$15,359,054	$23,177,970	$29,278,417

DOWNLOADABLE PROMOTIONAL CREDITS - The Company’s Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  The amount of downloadable promotional credits given to a customer is determined at the discretion of management.  Downloadable promotional credits are not earned by a customer; however, management generally makes its decision regarding the amount of downloadable promotional credits provided to a customer based on the customer’s tracked play or as an award or prize.  Neither the Majestic Properties nor Fitzgeralds Tunica records the wagering of downloadable promotional credits as slot revenues and corresponding gross revenues as no consideration is provided by the customer to make the wager.  Downloadable promotional credits are not redeemable for cash; however, any jackpots won as a result of the wagering of downloadable promotional credits are deducted from slot revenues and corresponding gross revenues. The net impact of the implementation of downloadable promotional credits is lower slot coin-in and slot revenues (casino revenues and gross revenues).

The implementation of the Company’s downloadable promotional credit programs coincided with a significant reduction in the Company’s direct mail cash coupon programs, generally on a dollar for dollar basis.  With the Company’s direct mail cash coupon programs, customers received cash coupons from the Company which could be redeemed for cash with the hope that the cash would be wagered at the casinos’ slot machines and table games. Cash coupons were mailed directly to the Company’s customers, generally based upon their historical gaming play and other criteria, solely at the discretion of management. Cash coupons, when redeemed, were recorded as promotional allowances, which were deducted from gross revenues when computing net revenues. When the cash was wagered in slot machines, it was recorded as slot coin-in and slot revenues (casino revenues and gross revenues).

RECLASSIFICATIONS - Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss.

NOTE 3.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”), to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FASB 161 is effective for financial statements for fiscal years beginning after November 15, 2008. The Company anticipates that adoption will have no impact on its condensed consolidated financial statements as we have no derivative instruments or hedging activities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

•
During the three months ended March 31, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”) and has not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of FASB 159 to date. The Company also adopted FASB Statement No.157, “Fair Value Measurements” (“FASB 157”) during the three months ended March 31, 2008, for financial and nonfinancial assets and liabilities measured on a recurring basis. There was no impact to the condensed consolidated financial statements upon adoption. FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. FASB 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements.

•
In February 2008, FASB issued FASB Staff Position FAS 157-2, which defers the effective date of FASB 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company anticipates that adoption will have no material impact on its condensed consolidated financial statements.

NOTE 4.                      LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility	71,684	56,425
Capitalized leases and other debt	1,164	313
Long-term debt	572,848	556,738
Less current maturities	(1,146)	(203)
Total long-term debt	$571,702	$556,535

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into eight amendments to the loan and security agreement governing the Senior Secured Credit Facility, many of which were necessary so that the Company would be in compliance with either current or future financial covenants.

On March 31, 2008, the Company entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility.  Amendment Eight was necessary as the Company was out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant.  Amendment Eight modifies the definition of EBITDA, such that the Company can add back to EBITDA the $820,000 loss due to the sale and write down of obsolete slot machines recognized in the Company’s quarter ended June 30, 2007.  Amendment Eight also lowers the last twelve-month minimum EBITDA and interest coverage ratio financial covenants (together, the “Amended Financial Covenants”) for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to1.0 for each twelve-month period as of the end of each calendar quarter. The Amended Financial Covenants were developed, in part, by forecasts the Company provided to the bank lending group to its Senior Secured Credit Facility.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Amendment Eight also contains a provision that allows EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility), for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to the Company during such twelve-month period to the extent that (i) such cash common equity contributions are made on terms and conditions that are satisfactory to the agent bank to the Senior Secured Credit Facility, (ii) 100% of the proceeds of such cash common equity contributions are used by the Company to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and (iii) EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to the Company during the immediately preceding fiscal quarter of the Company; provided, however, that in no event shall the EBITDA of the Company be increased by more than $5.0 million in the aggregate on or after the date of Amendment Eight.

The Company was in compliance with the Amended Financial Covenants contained in the Senior Secured Credit Facility at June 30, 2008. Accordingly, the Company has classified the debt as long-term in accordance with FASB Emerging Issues Task Force Issue 86-30, “Classification of Obligations When a Violation is Waived by the Creditor”. However, each of the Company’s casino facilities operates in highly competitive markets. Existing competitors have announced new amenities and promotional programs and it is difficult to predict what impact, if any, these new amenities and promotional programs will have on future financial results of the Company. The Company is advising investors and other interested parties that there is a risk that the Company may be out of compliance with future Amended Financial Covenants contained in the Senior Secured Credit Facility given the Company’s significant debt, the increasingly competitive environment in which our casino facilities operate and generally weak economic conditions and higher gas prices. The Company may need to seek further amendments to the Amended Financial Covenants contained in the Senior Secured Credit Facility. Should the Company fail to obtain such future amendments, a default would exist, which would permit the lenders to accelerate the maturity of the debt outstanding under the Senior Secured Credit Facility with all such debt, including interest, being immediately due and payable. This would, in turn, cause a cross-default with the Company’s other outstanding indebtedness, which would similarly accelerate the maturity of this debt, with all such additional indebtedness, with interest, being immediately due and payable.

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were pushed down to the Company to assist in funding the acquisition of Trump Indiana, Inc. (“Trump Indiana Acquisition”) and refinancing other debt. The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interest of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%.  The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the Discount Notes interest nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011. See Note 2 – Basis of Presentation.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 5.                      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company and/or its subsidiaries. Except for the matters set forth below, management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2007 or as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our legal proceedings.

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages plus interest and attorney's fees. Each of the casino defendants, excluding Barden Mississippi, settled with the plaintiffs in May 2008, leaving Barden Mississippi as the sole remaining defendant in the matter. The Company is engaged in settlement discussions with the plaintiffs. In the event the litigation is not resolved through settlement, the Company will vigorously defend the matter at trial, which is set for August 18, 2008.  As part of its trial strategy, the Company has dismissed its previously filed trademark infringement counter-claim.   While there is no assurance as to the outcome at trial, the Company believes it has valid defenses to plaintiffs’ claims and strong arguments to rebut plaintiffs’ alleged damages.  If the plaintiffs prevail at trial, the Company estimates a reasonable compensatory damages award to be between $0.1 million and $0.2 million.  Such an award would be trebled pursuant to the Sherman Act and plaintiffs would be entitled to an award of attorney’s fees.  Any total judgment awarded to the plaintiffs would be reduced by $0.9 million, the amount of settlement payments previously received by the plaintiffs.  The Company has reserved $0.1 million for this litigation.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) breach of contract, (ii) unfair claims settlement practices, (iii) bad faith, and (iv) breach of fiduciary duty. The Company is seeking declaratory relief and damages for unpaid claims totaling approximately $0.7 million, punitive damages and attorneys’ fees.  In May 2008, the Company amended its Complaint to include claims against the Insurance Provider’s managing general underwriter for breach of contract, bad faith and breach of fiduciary duty.  In its Answer, the Insurance Provider denied that payment on the claims are owing and filed a counter-claim for rescission of the stop-loss contracts, declaratory relief, breach of contract and negligent misrepresentation relating to the number of enrolled, eligible participants in the health plans.  The Insurance Provider seeks damages totaling $0.1 million plus prejudgment interest or, in the alternative, unspecified damages believed to total $0.3 million for its alleged losses under the contracts.  The Company believes it is entitled to reimbursement under the insurance policy for claims paid by it.  The parties are engaged in informal settlement discussions; however, should the negotiations not be successful, the Company intends to vigorously defend the case at trial which is currently expected to begin in January 2009.  The parties are in the discovery stage of litigation and at this time the Company cannot determine with certainty the amount of any recovery.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Construction Litigation.   On January 15, 2007, Barden Colorado Gaming, LLC, dba Fitzgeralds Black Hawk Casino, entered into a Joint Prosecution Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”).  The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005.  As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against various contractors for the Building Collapse. It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on behalf of the contractors involved in the storm sewer drain project.  The Company estimates its total claim for the loss to be approximately $4.3 million.  As of July 2008, the Company had received $2.9 million in settlement payments from the insurance carrier.  The Company will seek to recover from the defendants the losses not covered by the insurance settlement. Currently, the parties are engaged in discovery related to the litigation. Trial is scheduled to begin on September 8, 2008.  At this point in time, the Company is unable to assess with certainty the amount or likelihood of recovery.

Majestic Star Income Tax Protest.  The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add-back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

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

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI’s non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Majestic Star Real Property Assessment Appeals. Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (County of Lake, Indiana) Assessor updating the assessed valuation of the Company's real property, effective March 1, 2006 and retroactive for the period January 1, 2006 through December 31, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively.  With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006, $4.8 million for the period January 1, 2007 through December 31, 2007 and $2.7 million for the period January 1, 2008 through June 30, 2008 based on the 2006 tax rates and assuming a 10% increase for 2007 and 2008.  The actual tax rates for 2007 and 2008 have not yet been determined, and no property tax bills have yet been received. The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable.  On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments.  While the appeals are pending, the Company will pay property taxes for the vessels based on the 2005 year's assessed values, as permitted by Indiana law. The Majestic Properties continue to accrue for their real property tax liabilities as normal and using the previous assessed valuations for real property. As of June 30, 2008, the Majestic Properties have established reserves of $3.4 million. If the increased assessments are ultimately upheld, the Company will be required to take an additional charge to earnings of $8.5 million. With the exception of payment of the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008.

City of Gary, Indiana Development Obligation.  On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”). Trump Indiana also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). In conjunction with the Company’s closing of the Trump Indiana Acquisition, the Company, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”) dated October 19, 2005.

The Amended Majestic Development Agreement provides that the Company’s obligation to the City for economic incentive payments is equal to 3% of the adjusted gross receipts (as defined by The Indiana Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, the Lakefront Capital Improvement Fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. At June 30, 2008, there was $3.2 million in the improvement fund. The Amended Majestic Development Agreement also requires the Company or its affiliates to increase its minimum investment commitment from $50.0 million to $70.0 million. The Company has made in excess of $50.0 million of investments towards this commitment. The Company’s obligation to make its increased investment is contingent on the City’s compliance with its development obligations to the Company in connection with Buffington Harbor, the site of the Majestic Properties, which it has not completed, including obligations with respect to environmental remediation, and the completion of the access roads and freeway interchange.

The new mayor of the City, who took office on April 7, 2006, is now claiming that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable as against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that the City be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Circuit Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company filed the arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties.  If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City all amounts currently in the improvement fund, take a charge to earnings of $1.6 million, which represents that portion of the improvement fund that was under the control of the Company for improvements to the Majestic Properties’ assets and pay an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement.  The additional 1% due to the City would equal $3.0 million.

Effective January 1, 2008, the Company began depositing the economic incentive funds payable to the City for 2008 under the Amended Majestic Development Agreement in a segregated bank account. On May 2, 2008, the Marion County Circuit Court denied the City's motion to require the Company to resume payment to the City of the economic incentive funds pending resolution of the case. On July 30, 2008, the City filed an appellate brief with the Indiana Court of Appeals appealing the May 2, 2008 ruling.  The Company’s response brief is currently due September 1, 2008.  As of June 30, 2008, the balance in the economic incentive fund bank account was $3.2 million.

Shelby County Healthcare Corporation vs. The Majestic Star Casino, LLC Group Health Benefit Plan. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against the Company’s Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of Barden Mississippi, an individual covered under the Plan (“Employee”). The action is governed by the Employee Retirement Income Security Act of 1974, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”). The Company filed a motion for the Court to reconsider (“Motion to Reconsider”). On July 31, 2008, the Court denied the Motion to Reconsider and, as such, the Company will appeal the Order. In the event the Plan is ultimately found liable on appeal, the Company believes that the claim may not be covered by the Company’s Insurance Provider.

On April 21, 2008, the Company filed a Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay”), and on May 1, 2008 the Plaintiff filed a Plaintiff’s Response to Defendant’s Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay Response”).  The Motion to Stay Response requested the Court to require the Company to either pay an amount equal to the judgment as security, or post a bond that secures payment once the judgment becomes final. On May 13, 2008, the Court granted the Motion to Stay and on June 16, 2008 granted the Company’s request to deposit funds in the amount of the judgment with the Clerk of the Court, in lieu of posting a bond.  The amount of the judgment is $0.4 million. On August 8, 2008, the Plaintiff filed a motion for attorney fees, prejudgment interest and costs.  In anticipation of any payments for which the Company may ultimately be liable, the Company has accrued $0.5 million in medical expenses and pre- and post-judgment interest. At this point in time, the Company is unable to assess with certainty the ultimate resolution of the litigation as an appeal of the Order will be filed with the Sixth Circuit Court of Appeals, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 6.                      RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s consolidated financial statements as of June 30, 2008 and December 31, 2007 include the $63.5 million of Discount Notes, net of discount of $2.2 million and $5.8 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Discount Notes and the terms of the Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the interest due and payable in cash, which will begin to accrue on October 15, 2008 (with the first payment date on April 15, 2009) nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. If Majestic Holdco fails to make the required interest payments when due, the Company has no obligation to make the interest payment as the Company is not a guarantor of the Discount Notes. See Note 2 – Basis of Presentation.

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Discount Notes, the Senior Secured Notes and the Senior Notes (collectively, the “Notes”) and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indentures governing the Notes and the terms of the Senior Secured Credit Facility) for the immediately preceding fiscal quarter. In 2008 and as of the date hereof, the Company was and is precluded from making distributions to BDI due to its failure to achieve the required interest coverage ratio of 1.25 to 1.0 for the consolidated net operating revenue distribution. To make a consolidated cash flow distribution, the Company’s and Majestic Holdco’s interest coverage ratio would have needed to be 1.5 to 1.0.

Tax Distributions. Pursuant to the terms of the indentures governing the Notes and the terms of the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. The Company made a tax distribution of $1.4 million in April 2008.

PITG Gaming, LLC Expense Sharing Agreement.  The Company has entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI, in November 2007. The expense sharing agreement provides for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses are primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $0.5 million and $1.0 million during the three- and six-month periods ended June 30, 2008, respectively, pursuant to the expense sharing agreement. As of June 30, 2008, $0.2 million was owed under the expense sharing agreement. Payment by PITG to the Company for amounts due under the expense sharing agreement are subordinated to amounts due under PITG’s $200.0 million bridge financing (the “Bridge Loan”).  The Bridge Loan, which was entered into on November 19, 2007, matured without PITG repaying the Bridge Loan amount on May 19, 2008.  As such, PITG is currently in default under the Bridge Loan and is precluded from paying amounts currently due to the Company.  As of August 14, 2008, PITG owes the Company $0.4 million, of which $0.2 million of the amount due has rolled up into the PITG Revolving Promissory Note (see discussion below). PITG is currently finalizing a transaction with a partner in which the partner would contribute preferred capital and complete the broader financing for PITG’s Pittsburgh, Pennsylvania casino project.  A portion of the proceeds from the broader financing would be used to repay the Bridge Loan and the Company.  The Company believes it is likely that the transaction with the partner and broader financing will be completed and, therefore, the Company has not reserved for the balance due from PITG.

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG may request advances from time to time from the Company up to $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Rates Section of the Wall Street Journal), plus one-half of one percent. Interest is payable quarterly, in arrears. All amounts outstanding under the promissory note are due and payable upon the issuance or incurrence by PITG of any indebtedness or capital stock which, in the aggregate, is equal to or exceeds $450.0 million along with any accrued and unpaid interest. The Company received repayment of the initial note balance with proceeds from the PITG Bridge Loan. Repayment of the PITG Revolving Promissory Note is subordinated to repayment of the Bridge Loan. As explained above, under PITG Gaming, LLC Expense Sharing Agreement, PITG is currently in default under the Bridge Loan and is precluded from reimbursing the Company amounts due under the revolving promissory note. As of June 30, 2008, nothing was owed to the Company under the revolving promissory note. Since PITG is precluded from reimbursing the Company under the expense sharing agreement, as of August 14, 2008, $0.2 million is past due and has rolled up into to the revolving promissory note. Prior to the current balance due on the revolving promissory note, there was nothing owed under the revolving promissory note during the first six months of 2008.  The Company has not reserved for the balance due on the revolving promissory note.  The Company believes that PITG’s transaction with a partner and the broader financing for PITG’s Pittsburgh casino project will be completed. A portion of the proceeds from the broader financing would be used to repay the Bridge Loan and the Company.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $0.3 million and $0.4 million for the three-month periods and $0.9 million and $0.8 million for the six-month periods ended June 30, 2008 and 2007, respectively, pursuant to the expense sharing agreement. Payment of this fee is subordinated to repayment of the Bridge Loan. As of June 30, 2008, $0.1 million was owed under the expense sharing agreement. Substantially all of the assets and equity of Barden Nevada have been pledged as security for the Bridge Loan and, as such, payment under the expense sharing agreement is subordinated to repayment of the Bridge Loan.  Since PITG is in default under the Bridge Loan, Barden Nevada is precluded from reimbursing the Company under the expense sharing agreement.  As of August 14, 2008, Barden Nevada owes the Company an estimated $0.2 million, of which $0.1 million has rolled up into the Barden Nevada Revolving Promissory Note (see discussion below).  The Company has not reserved for the balance due under the expense sharing agreement.  As discussed above in PITG Gaming, LLC Expense Sharing Agreement, the Company believes that PITG’s transaction with a partner and the broader financing for PITG’s Pittsburgh casino project will be completed.  Upon closing of the transaction with the partner and broader financing, Barden Nevada will be released from its guarantee and will then be able to reimburse the Company under the expense sharing agreement.

Barden Nevada Revolving Promissory Note.  On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. Since PITG is in default under the Bridge Loan, and repayment of amounts under the revolving promissory note are subordinated to repayment of the Bridge Loan, Barden Nevada is precluded from paying to the Company amounts currently due on the revolving promissory note. Since Barden Nevada is precluded from reimbursing the Company under the expense sharing agreement, as of August 14, 2008, $0.1 million is past due and has rolled up into to the revolving promissory note.  As of June 30, 2008, nothing was owed the Company under this promissory note. The highest amount owed under the note during the first six months of 2008 was $0.1 million.  The Company has not reserved for the balance due under the revolving promissory note.  As discussed above in PITG Gaming, LLC Expense Sharing Agreement, the Company believes that PITG’s transaction with a partner and the broader financing for PITG’s Pittsburgh casino project will be completed.  Upon closing of the transaction with the partner and broader financing, Barden Nevada will be released from its guarantee and will then be able to reimburse the Company under the note.

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with Carson Properties Nevada LLC, a subsidiary of BDI, for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot, for a total of 11,549 square feet, for the first 18 months and $2.50 per square foot beginning in month 19, and will increase by 3% on the second anniversary date of commencement of the Lease and every anniversary date thereafter. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs not to exceed $0.4 million. Additionally, the Company has made general improvements (“Tenant Improvements”) to the Premises in the amount of $0.6 million and will receive from the landlord a credit of $0.6 million.  The Company will be reimbursed for the asbestos abatement and Tenant Improvements through rent offset.  As of June 30, 2008, the Company has spent $0.2 million on asbestos abatement. Should the landlord assign the Lease prior to the Company recovering the cost of Tenant Improvements, then the landlord will, at the time that the Lease is assigned, pay in a single lump sum the amount of the unrecovered Tenant Improvements.

NOTE 7.                      SEGMENT INFORMATION

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”).

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level gaming customers. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007. There are minimal inter-segment sales.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

A summary of the Properties’ operations by business segment and expenditures for additions to long-lived assets for the three and six months ended June 30, 2008 and 2007 is presented below (in thousands):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues:
Majestic Properties	$58,648	$62,717	$118,086	$125,761
Fitzgeralds Tunica	20,197	22,406	42,924	42,926
Fitzgeralds Black Hawk	6,504	7,635	13,332	15,585
Total	$85,349	$92,758	$174,342	$184,272

Operating income (loss):
Majestic Properties	$7,824	$9,657	$14,227	$19,367
Fitzgeralds Tunica	394	2,024	2,912	2,875
Fitzgeralds Black Hawk	376	1,505	1,021	3,115
Corporate (1)	(1,452)	(1,779)	(3,146)	(3,532)
Total	$7,142	$11,407	$15,014	$21,825

Segment depreciation and amortization:
Majestic Properties	$4,770	$4,682	$9,538	$9,533
Fitzgeralds Tunica	2,843	2,689	5,716	5,358
Fitzgeralds Black Hawk	715	630	1,299	1,250
Corporate	54	31	114	60
Total	$8,382	$8,032	$16,667	$16,201

Expenditure for additions to long-lived assets:
Majestic Properties	$148	$3,364	$707	$4,528
Fitzgeralds Tunica	185	1,562	892	5,611
Fitzgeralds Black Hawk	6,938	3,814	12,115	4,666
Corporate	4	26	21	49
Total	$7,275	$8,766	$13,735	$14,854

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes. The guarantees are “full and unconditional and joint and several”.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,177,531	$-	$16,516,668	$-		$27,694,199
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	2,692,039	-	3,276,211	-		5,968,250
Inventories	341,969	-	754,381	-		1,096,350
Prepaid expenses and deposits	4,320,803	-	3,660,356	-		7,981,159
Receivable from affiliate	5,834,293	-	1,399	(5,343,111)	(a)	492,581
Investment in subsidiaries	169,175,032	-	-	(169,175,032)	(b)	-
Total current assets	196,943,026	-	24,209,015	(174,518,143)		46,633,898

Property, equipment and improvements, net	135,660,644	-	142,176,509	-		277,837,153
Intangible assets, net	-	-	120,206,751	-		120,206,751
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	8,065,145	-	-	-		8,065,145
Deferred financing costs, pushed
down from Majestic Holdco (c)	1,673,165	-	-	-		1,673,165
Long-term receivable from affiliates	157,201,892	-	21,720,689	(178,922,581)	(a)	-
Other assets	1,864,784	-	1,666,988	-		3,531,772
Total other assets	168,804,986	-	23,387,677	(178,922,581)		13,270,082
Total assets	$501,408,656	$-	$357,411,394	$(353,440,724)		$505,379,326

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$752,868	$-	$2,840,563	$-		$3,593,431
Current portion of long-term debt	146,950	-	998,596	-		1,145,546
Accrued liabilities:
Payroll and related	3,920,036	-	5,936,244	-		9,856,280
Interest	10,732,861	-	2,900	-		10,735,761
Property and franchise taxes	8,978,039	-	6,370,158	-		15,348,197
Payable to affiliates	-	-	5,343,112	(5,343,112)	(a)	-
Other accrued liabilities	6,878,663	-	9,542,898	-		16,421,561
Total current liabilities	31,409,417	-	31,034,471	(5,343,112)		57,100,776

Due to affiliates	21,720,689	-	157,201,891	(178,922,580)	(a)	-
Long-term debt, net of current maturities	571,702,303	300,000,000	-	(300,000,000)	(d)	571,702,303
Long-term debt pushed down from
Majestic Holdco, net (e)	61,321,209	-	-	-		61,321,209
Total liabilities	686,153,618	300,000,000	188,236,362	(484,265,692)		690,124,288
Member's (deficit) equity	(184,744,962)	(300,000,000)	169,175,032	130,824,968	(b)(d)	(184,744,962)
Total liabilities and member's (deficit) equity	$501,408,656	$-	$357,411,394	$(353,440,724)		$505,379,326

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,055,172	$-	$21,161,091	$-		$29,216,263
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	2,579,315	-	3,200,523	-		5,779,838
Inventories	421,082	-	667,426	-		1,088,508
Prepaid expenses and deposits	1,026,745	-	987,146	-		2,013,891
Receivable from affiliate	4,694,778	-	1,399	(4,079,288)	(a)	616,889
Investment in subsidiaries	153,619,028	-	-	(153,619,028)	(b)	-
Total current assets	173,797,479	-	26,017,585	(157,698,316)		42,116,748

Property, equipment and improvements, net	141,886,772	-	137,742,394	-		279,629,166
Intangible assets, net	-	-	121,936,336	-		121,936,336
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	9,737,796	-	-	-		9,737,796
Deferred financing costs, pushed
down from Majestic Holdco (c)	1,927,317	-	-	-		1,927,317
Long-term receivable from affiliates	171,709,437	-	22,321,049	(194,030,486)	(a)	-
Other assets	1,271,483	-	1,639,657	-		2,911,140
Total other assets	184,646,033	-	23,960,706	(194,030,486)		14,576,253
Total assets	$500,330,284	$-	$357,088,463	$(351,728,802)		$505,689,945

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,255,451	$-	$3,004,024	$-		$4,259,475
Current portion of long-term debt	156,340	-	46,440	-		202,780
Accrued liabilities:
Payroll and related	3,558,272	-	5,648,453	-		9,206,725
Interest	10,980,075	-	-	-		10,980,075
Property and franchise taxes	10,875,649	-	7,022,274	-		17,897,923
Payable to affiliates	311,321	-	3,982,255	(4,079,288)	(a)	214,288
Other accrued liabilities	4,423,253	-	12,051,956	-		16,475,209
Total current liabilities	31,560,361	-	31,755,402	(4,079,288)		59,236,475

Due to affiliates	22,321,049	-	171,709,437	(194,030,486)	(a)	-
Long-term debt, net of current maturities	556,530,845	300,000,000	4,596	(300,000,000)	(d)	556,535,441
Long-term debt pushed down from
Majestic Holdco, net (e)	57,710,229	-	-	-		57,710,229
Total liabilities	668,122,484	300,000,000	203,469,435	(498,109,774)		673,482,145
Member's (deficit) equity	(167,792,200)	(300,000,000)	153,619,028	146,380,972	(b)(d)	(167,792,200)
Total liabilities and member's (deficit) equity	$500,330,284	$-	$357,088,463	$(351,728,802)		$505,689,945

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$32,154,541	$-	$53,695,947	$-		$85,850,488
Rooms	-	-	3,012,893	-		3,012,893
Food and beverage	2,047,176	-	3,791,260	-		5,838,436
Other	900,550	-	1,079,880	-		1,980,430
Gross revenues	35,102,267	-	61,579,980	-		96,682,247
Less promotional allowances	3,201,676	-	7,964,428	167,267	(a)	11,333,371
Net operating revenues	31,900,591	-	53,615,552	(167,267)		85,348,876

OPERATING COSTS AND EXPENSES:
Casino	8,020,558	-	15,385,090	-		23,405,648
Rooms	-	-	599,720	-		599,720
Food and beverage	911,826	-	1,257,913	-		2,169,739
Other	179,451	-	176,490	-		355,941
Gaming taxes	9,402,947	-	11,250,601	-		20,653,548
Advertising and promotion	1,640,275	-	3,928,347	(167,267)	(a)	5,401,355
General and administrative	5,510,511	-	8,481,356	-		13,991,867
Corporate expense	1,398,020	-	-	-		1,398,020
Economic incentive tax - City of Gary	962,653	-	803,144	-		1,765,797
Depreciation and amortization	3,126,798	-	5,255,090	-		8,381,888
Loss on disposal of assets	-	-	83,757	-		83,757
Total operating costs and expenses	31,153,039	-	47,221,508	(167,267)		78,207,280

Operating income	747,552	-	6,394,044	-		7,141,596

OTHER (EXPENSE) INCOME :
Interest income	45,208	-	19,707	-		64,915
Interest expense	(13,416,227)	-	(4,293)	-		(13,420,520)
Interest expense - debt pushed down
from Majestic Holdco (b)	(1,976,883)	-	-	-		(1,976,883)
Other non-operating expense	(6,447)	-	-	-		(6,447)
Equity in net income of subsidiaries	6,409,458	-	-	(6,409,458)	(c)	-
Total other (expense) income	(8,944,891)	-	15,414	(6,409,458)		(15,338,935)

Net (loss) income	$(8,197,339)	$-	$6,409,458	$(6,409,458)		$(8,197,339)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$63,577,350	$-	$111,625,434	$-		$175,202,784
Rooms	-	-	6,001,624	-		6,001,624
Food and beverage	4,491,816	-	7,803,653	-		12,295,469
Other	1,812,709	-	2,207,730	-		4,020,439
Gross revenues	69,881,875	-	127,638,441	-		197,520,316
Less promotional allowances	6,619,876	-	16,203,070	355,024	(a)	23,177,970
Net operating revenues	63,261,999	-	111,435,371	(355,024)		174,342,346

OPERATING COSTS AND EXPENSES:
Casino	16,826,604	-	31,476,576	-		48,303,180
Rooms	-	-	1,179,734	-		1,179,734
Food and beverage	1,672,901	-	2,593,515	-		4,266,416
Other	412,001	-	386,862	-		798,863
Gaming taxes	18,580,508	-	23,087,371	-		41,667,879
Advertising and promotion	3,319,979	-	8,122,339	(355,024)	(a)	11,087,294
General and administrative	11,764,829	-	16,971,069	-		28,735,898
Corporate expense	3,033,739	-	-	-		3,033,739
Economic incentive tax - City of Gary	1,887,620	-	1,631,131	-		3,518,751
Depreciation and amortization	6,254,674	-	10,411,873	-		16,666,547
(Gain) loss on disposal of assets	(13,278)	-	83,757	-		70,479
Total operating costs and expenses	63,739,577	-	95,944,227	(355,024)		159,328,780

Operating (loss) income	(477,578)	-	15,491,144	-		15,013,566

OTHER (EXPENSE) INCOME :
Interest income	105,113	-	69,526	-		174,639
Interest expense	(26,849,571)	-	(4,666)	-		(26,854,237)
Interest expense - debt pushed down
from Majestic Holdco (b)	(3,865,132)	-	-	-		(3,865,132)
Other non-operating expense	(21,598)	-	-	-		(21,598)
Equity in net income of subsidiaries	15,556,004	-	-	(15,556,004)	(c)	-
Total other (expense) income	(15,075,184)	-	64,860	(15,556,004)		(30,566,328)

Net (loss) income	$(15,552,762)	$-	$15,556,004	$(15,556,004)		$(15,552,762)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$35,563,791	$-	$60,574,022	$-		$96,137,813
Rooms	-	-	3,049,522	-		3,049,522
Food and beverage	2,533,664	-	4,377,413	-		6,911,077
Other	919,318	-	1,099,566	-		2,018,884
Gross revenues	39,016,773	-	69,100,523	-		108,117,296
Less promotional allowances	5,192,409	-	10,093,289	73,356	(a)	15,359,054
Net operating revenues	33,824,364	-	59,007,234	(73,356)		92,758,242

OPERATING COSTS AND EXPENSES:
Casino	7,638,795	-	15,517,387	-		23,156,182
Rooms	-	-	752,652	-		752,652
Food and beverage	1,311,763	-	1,387,822	-		2,699,585
Other	249,369	-	230,707	-		480,076
Gaming taxes	9,991,123	-	12,167,324	-		22,158,447
Advertising and promotion	1,494,274	-	4,427,727	(73,356)	(a)	5,848,645
General and administrative	5,627,424	-	8,315,851	-		13,943,275
Corporate expense	1,748,592	-	-	-		1,748,592
Economic incentive tax - City of Gary	924,216	-	787,960	-		1,712,176
Depreciation and amortization	2,933,260	-	5,098,467	-		8,031,727
Loss on disposal of assets	87,600	-	732,688	-		820,288
Total operating costs and expenses	32,006,416	-	49,418,585	(73,356)		81,351,645

Operating income	1,817,948	-	9,588,649	-		11,406,597

OTHER (EXPENSE) INCOME :
Interest income	100,070	-	61,799	-		161,869
Interest expense	(13,716,599)	-	(1,648)	-		(13,718,247)
Interest expense - debt pushed down
from Majestic Holdco (b)	(1,762,465)	-	-	-		(1,762,465)
Other non-operating expense	(15,701)	-	-	-		(15,701)
Equity in net income of subsidiaries	9,648,800	-	-	(9,648,800)	(c)	-
Total other (expense) income	(5,745,895)	-	60,151	(9,648,800)		(15,334,544)

Net (loss) income	$(3,927,947)	$-	$9,648,800	$(9,648,800)		$(3,927,947)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$72,407,450	$-	$118,860,923	$-		$191,268,373
Rooms	-	-	5,594,467	-		5,594,467
Food and beverage	4,589,175	-	8,197,157	-		12,786,332
Other	1,833,370	-	2,067,990	-		3,901,360
Gross revenues	78,829,995	-	134,720,537	-		213,550,532
Less promotional allowances	10,132,937	-	18,982,101	163,379	(a)	29,278,417
Net operating revenues	68,697,058	-	115,738,436	(163,379)		184,272,115

OPERATING COSTS AND EXPENSES:
Casino	15,026,587	-	31,788,232	-		46,814,819
Rooms	-	-	1,557,836	-		1,557,836
Food and beverage	2,522,244	-	2,847,950	-		5,370,194
Other	509,971	-	473,226	-		983,197
Gaming taxes	20,344,454	-	24,121,937	-		44,466,391
Advertising and promotion	2,854,694	-	8,466,986	(163,379)	(a)	11,158,301
General and administrative	11,153,992	-	16,995,193	-		28,149,185
Corporate expense	3,471,794	-	-	-		3,471,794
Economic incentive tax - City of Gary	1,889,668	-	1,576,097	-		3,465,765
Depreciation and amortization	5,993,349	-	10,208,030	-		16,201,379
Loss on disposal of assets	87,600	-	720,963	-		808,563
Total operating costs and expenses	63,854,353	-	98,756,450	(163,379)		162,447,424

Operating income	4,842,705	-	16,981,986	-		21,824,691

OTHER (EXPENSE) INCOME :
Interest income	133,280	-	240,766	-		374,046
Interest expense	(27,293,445)	-	(3,492)	-		(27,296,937)
Interest expense - debt pushed down
from Majestic Holdco (b)	(3,446,879)	-	-	-		(3,446,879)
Other non-operating expense	(50,366)	-	-	-		(50,366)
Equity in net income of subsidiaries	17,219,260	-	-	(17,219,260)	(c)	-
Total other (expense) income	(13,438,150)	-	237,274	(17,219,260)		(30,420,136)

Net (loss) income	$(8,595,445)	$-	$17,219,260	$(17,219,260)		$(8,595,445)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(30,397,986)	$-	$29,434,029	$-	$(963,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(640,917)	-	(13,093,923)	-	(13,734,840)
Increase in Lakefront Capital Improvement Fund	(626,092)	-	-	-	(626,092)
Proceeds from disposal of equipment	25,286	-	42,195	-	67,481
Net cash used in investing activities	(1,241,723)	-	(13,051,728)	-	(14,293,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	34,859,344	-	-	-	34,859,344
Repayment of line of credit	(19,600,000)	-	-	-	(19,600,000)
Advances from (to) affiliates	21,000,000	-	(21,000,000)	-	-
Repayment of debt	(97,276)	-	(26,724)	-	(124,000)
Tax Distribution to Barden Development, Inc.	(1,400,000)	-	-	-	(1,400,000)
Net cash provided by (used in) financing activities	34,762,068	-	(21,026,724)	-	13,735,344

Net increase (decrease) in cash and cash equivalents	3,122,359	-	(4,644,423)	-	(1,522,064)

Cash and cash equivalents, beginning of period	8,055,172	-	21,161,091	-	29,216,263

Cash and cash equivalents, end of period	$11,177,531	$-	$16,516,668	$-	$27,694,199

(a)	Includes interest expense of $3.6 million and amortization of deferred financing costs of $0.3 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(19,488,925)	$-	$32,057,968	$-	$12,569,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(301,360)	-	-	-	(301,360)
Additions to property and equipment	(4,409,056)	-	(10,444,673)	-	(14,853,729)
Increase in Lakefront Capital Improvement Fund	(619,795)	-	-	-	(619,795)
Proceeds from disposal of equipment	20,900	-	95,405	-	116,305
Net cash used in investing activities	(5,309,311)	-	(10,349,268)	-	(15,658,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	27,599,634	-	-	-	27,599,634
Repayment of line of credit	(20,250,049)	-	-	-	(20,250,049)
Advances from (to) affiliates	18,100,000	-	(18,100,000)	-	-
Repayment of debt	(29,993)	-	(52,816)	-	(82,809)
Distributions to Barden Development, Inc.	(2,150,245)	-	-	-	(2,150,245)
Net cash provided by (used in) financing activities	23,269,347	-	(18,152,816)	-	5,116,531

Net (decrease) increase in cash and cash equivalents	(1,528,889)	-	3,555,884	-	2,026,995

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$7,572,952	$-	$19,985,967	$-	$27,558,919

(a)	Includes interest expense of $3.2 million and amortization of deferred financing costs of $0.3 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's current views with respect to future events and financial performance. Although these statements reflect our reasonable judgment based on current information, actual results may differ materially from those expected because of various risks and uncertainties, including, but not limited to: our significant indebtedness; the availability and adequacy of our cash flow to service our debt and other liquidity needs; failure to meet the financial covenants contained in the loan and security agreement governing our $80.0 million Senior Secured Credit Facility; increased competition in existing markets or the opening of new gaming jurisdictions; the ability to fund capital improvements and development needs; adverse effects from legislation prohibiting smoking; changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns; our limited ability to purchase slot machines resulting in a greater number of slot machine leases and associated expense; our potential liability to the City of Gary, Indiana for additional economic incentive taxes; changes or developments in laws, regulations or taxes in the casino and gaming industry; union related issues; issues relating to licenses, permits or approvals; adverse determinations of issues related to disputed taxes; and other adverse conditions, such as higher fuel prices, that may adversely affect the economy in general and/or the casino and gaming industry in particular. The foregoing and other risks and uncertainties are discussed in this report and our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) including our most recent Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future.  All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with or furnished to the SEC.

EXECUTIVE OVERVIEW

The Company

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor complex located in Gary, Indiana and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi and Black Hawk, Colorado (casino only). We have entered into expense-sharing arrangements with Barden Nevada Gaming, LLC and PITG Gaming, LLC for support services and reimbursement of expenses paid by us. See Note 6 to our Notes to the Condensed Consolidated Financial Statements.

Key Performance Indicators

At our casino properties, casino revenues, which contribute approximately 90% of our consolidated gross revenues,  are the combination of our win at slots, table games and poker and are typically called slot revenues (for slot machine win), table games revenues (for table games win) and poker revenues (for poker win). We normally analyze slot revenues and table games revenues utilizing two principal components of each: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coin used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us. Slot machines win and table games hold percentages are variable and will fluctuate, particularly when measured over short periods of time. Higher-worth casino customers can significantly affect our win and hold percentages for a particular period. Poker revenue is generated by taking a percentage of the amounts wagered by poker players during a poker game.

Developments in Second Quarter of 2008

Developments that affected our results during the second quarter of 2008 and/or may affect future results include:

•
The expansion of Fitzgeralds Black Hawk was substantially completed in June 2008. This expansion has added more amenities for our guests and increased the number of slot machines from approximately 600 to approximately 1,000. We have incurred approximately $34.8 million through June 30, 2008 on this project, exceeding budget by $2.6 million.

•
Given our commitments to complete the Fitzgeralds Black Hawk expansion and the lower cash flows from operating activities at our facilities, we have not had the ability to make significant improvements to amenities and gaming operations at our Majestic Properties and Fitzgeralds Tunica during the current year.  As a result, our revenues were impacted by our inability to re-invest in the Majestic Properties and Fitzgeralds Tunica and will likely be impacted in the future.

•
Our Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  Net revenues have benefited as a result of implementing downloadable promotional credits because the credits are not redeemable for cash.  Therefore, our customers must play the downloadable promotional credits at the slot machine, whereas with our direct mail cash coupon programs, our customers could redeem their coupons without wagering the cash received.  Indiana and Mississippi have taken different approaches regarding the taxability of downloadable promotional credits.  In Indiana, the wagering of downloadable promotional credits is fully taxable for gaming tax purposes.  In Mississippi, the wagering of downloadable promotional credits is not taxable for gaming tax purposes.  Under our direct mail cash coupon programs, coupons redeemed and wagered by customers of the Majestic Properties and Fitzgeralds Tunica were fully taxable for gaming tax purposes by the Indiana and Mississippi tax authorities. See Note 2 to our Notes to the Condensed Consolidated Financial Statements.

•
Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a higher level of marketing and promotional expenses. Enhancements to existing facilities of our competitors in all our markets will intensify the level of competition at our Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk.

•
We continue to strive to control costs without hurting our competitiveness. However, given the difficulties in raising capital in the current financial market and our lower cash flows, it will be very difficult for us to compete by providing new or enhanced amenities to our customers. In the three- and six-month periods ended June 30, 2008, our promotional allowances decreased significantly and advertising and promotional expenses were relatively unchanged compared to the same periods in 2007 mainly due to the implementation of downloadable promotional credits at the Majestic Properties and a reduction in junket programs at Fitzgeralds Tunica. However, we may need to increase promotional and marketing expense to drive visitation to our casinos. Also, our limitations on capital expenditures may cause us to rely more on leasing slot equipment to ensure that we have the slot product that customers desire, but leasing slot machines is more costly in the long run.

•
We have seen casinos in northwest Indiana increase the number of lower denomination slot machines on their casino floors, particularly penny slot machines.  Penny slot machines have been one of the best performing slot denominations in the market and the Majestic Properties have seen good revenue performance within this segment; however, our future performance in the lower denomination slot machine segment is at risk as our competitors add more lower denomination slot machines, and in particular penny slot machines, to their casino floors.

•
On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. The ban negatively affected revenues in the Black Hawk market, including Fitzgeralds Black Hawk, although, due to other factors that also have impacted revenues, as mentioned below, we have not yet been able to quantify the effect.

•
Other events that have impacted the number of visits by customers or amounts gambled at our properties include poor weather, high gasoline prices, especially in the drive-in markets of Tunica and Black Hawk, and generally weak economic conditions.

The following table sets forth information derived from our statements of operations (in thousands):

	For The Three Months Ended			For The Six Months Ended
	June 30,		Percent	June 30,		Percent
	2008	2007	Change	2008	2007	Change
Net revenues:
Majestic Properties	$58,648	$62,717	-6.5%	$118,086	$125,761	-6.1%
Fitzgeralds Tunica	20,197	22,406	-9.9%	42,924	42,926	0.0%
Fitzgeralds Black Hawk	6,504	7,635	-14.8%	13,332	15,585	-14.5%
Total	$85,349	$92,758	-8.0%	$174,342	$184,272	-5.4%

Casino revenues:
Majestic Properties	$58,743	$65,802	-10.7%	$118,056	$132,270	-10.7%
Fitzgeralds Tunica	19,672	21,912	-10.2%	42,010	42,018	0.0%
Fitzgeralds Black Hawk	7,435	8,424	-11.7%	15,137	16,980	-10.9%
Total	$85,850	$96,138	-10.7%	$175,203	$191,268	-8.4%

Operating income (loss):
Majestic Properties	$7,824	$9,657	-19.0%	$14,227	$19,367	-26.5%
Fitzgeralds Tunica	394	2,024	-80.5%	2,912	2,875	1.3%
Fitzgeralds Black Hawk	376	1,505	-75.0%	1,021	3,115	-67.2%
Corporate (1)	(1,452)	(1,779)	18.4%	(3,146)	(3,532)	10.9%
Total	$7,142	$11,407	-37.4%	$15,014	$21,825	-31.2%

(1)	Corporate expenses reflect professional fees, payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

Overall Operating Results - Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007

The discussion of our consolidated financial results for the second quarter of 2008 compared to 2007 is inclusive of interest expense related to the amortization of the original issue discount and amortization of financing costs related to the pushdown of the Discount Notes.

For 2008, consolidated net operating revenues were $85.3 million compared to $92.8 million for 2007, a decrease of approximately $7.5 million, or 8.0%. Net revenues decreased $4.1 million at the Majestic Properties, $2.2 million at Fitzgeralds Tunica and $1.1 million at Fitzgeralds Black Hawk. Our consolidated net operating revenues were negatively impacted by the slow down in the economy, higher gasoline prices, increased competition in our markets and a smoking ban in Colorado, all of which reduced the gambling activity of our customers.

For 2008 compared to 2007, consolidated casino revenues, which comprised 88.8% of consolidated gross revenues in 2008, decreased $10.3 million, or 10.7%, to $85.9 million. Casino revenue decreased $7.1 million at the Majestic Properties, $2.2 million at Fitzgeralds Tunica and $1.0 million at Fitzgeralds Black Hawk.  Casino revenues were reduced at the Majestic Properties and Fitzgeralds Tunica by $3.3 million and $0.2 million, respectively, due to the increased utilization of downloadable promotional credits. Food and beverage revenues decreased $1.1 million, or 15.5%, to $5.8 million from $6.9 million, primarily due to a decrease in casino customer volume. Promotional allowances were $11.3 million compared to $15.4 million, a decrease of approximately $4.1 million, or 26.2%. Promotional allowances have decreased primarily as a result of the implementation of downloadable promotional credits at the Majestic Properties and a decrease in complimentaries.

Operating expenses decreased $3.1 million, or 3.9%, to $78.2 million.  Gaming taxes decreased $1.5 million, or 6.8%, due to a corresponding decrease in casino revenues. Food and beverage expenses decreased $0.5 million, or 19.6%, due to a corresponding decrease in food and beverage revenues. Corporate expenses decreased $0.4 million. Loss on disposal of assets was lower by $0.7 million due to a loss on the sale and write down of obsolete slot machines in 2007.

Operating income was $7.1 million, a decrease of $4.3 million, or 37.4%, compared to $11.4 million for the prior year. Interest expense, net of interest income was $15.3 million for both periods. Consolidated net loss was $8.2 million for 2008, an increase in net loss of $4.3 million compared to $3.9 million for the same period in 2007.

Segment Operating Results – Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007

Majestic Properties

For the second quarter of 2008, net operating revenues at the Majestic Properties were $58.6 million compared to $62.7 million for 2007, a decrease of $4.1 million, or 6.5%.  Management believes this decrease was due to intensified competition in the northwest Indiana and neighboring markets, particularly from a Native American property which opened in the third quarter of 2007, as well as the general economic downturn, higher gas prices and a lower win percentage in slots. Casino revenues, which comprised 92.2% of gross revenues in 2008, were $58.7 million, a decrease of $7.1 million, or 10.7%, compared to $65.8 million for the prior year. Slot revenues decreased $8.2 million, or 15.3%, to $45.3 million from $53.5 million. Slot revenues were impacted by the utilization of downloadable promotional credits, which reduced slot revenues by $3.3 million, a decline in slot coin-in of 8.5% and a slightly lower slot hold percentage. Table games and poker revenues increased by $1.1 million, or 9.0%, to $13.4 million from $12.3 million, due to a 5.8% increase in table games drop and an increase in the table games hold of 1.1 percentage points. Partly contributing to increased table games volumes was play from higher worth customers. Food and beverage revenues were $2.7 million, a decrease of $0.8 million, or 24.0%, from $3.5 million as a result of a decline in casino customer volume.  Rooms revenues decreased $0.1 million, or 11.4%, and other revenues were unchanged. Promotional allowances decreased $3.9 million, or 43.6%, for the second quarter of 2008 compared to 2007 due to the utilization of downloadable promotional credits which significantly reduced the amount of promotional cash coupons mailed to and redeemed by our customers and by a decrease in rooms and food and beverage complimentaries.

Operating expenses were $50.8 million for 2008 compared to $53.0 million, a decrease of approximately $2.2 million, or 4.1%. Gaming taxes decreased $1.1 million resulting from a corresponding decrease in gaming revenues. Food and beverage expenses decreased $0.4 million as a result of a corresponding decrease in food and beverage revenues. In the 2007 quarter, Majestic Properties recorded a loss on the sale and write down of obsolete slot machines of $0.8 million.

For 2008, operating income for the Majestic Properties was $7.8 million compared to $9.7 million for 2007, a decrease of approximately $1.9 million, or 19.0%.

Fitzgeralds Tunica

For the second quarter of 2008, net operating revenues at Fitzgeralds Tunica were $20.2 million compared to $22.4 million for 2007, a decrease of $2.2 million, or 9.9%.  Management believes this decrease was due to the general economic downturn, increased competitive pressures and higher gas prices. In May 2008, a major competitor re-branded its gaming property which is the casino operation closest to Memphis, Tennessee. With this re-branding, it increased marketing efforts and player reinvestments. This property caters to a similar clientele as the Fitzgeralds Tunica. Casino revenues, which comprised 79.3% of gross revenues in 2008, were $19.7 million, a decrease of $2.2 million, or 10.2%, compared to $21.9 million for the prior year. Slot revenues decreased $1.3 million, or 7.1%, to $17.3 million from $18.7 million due to a decrease in slot coin-in of 6.0% and a slight decrease in the slot hold percentage. Table games revenues decreased by $0.9 million, or 28.1%, to $2.3 million from $3.2 million, primarily due to a 16.0% decrease in table games drop and a decrease in the table games hold of 2.7 percentage points. The reduced gaming volumes occurred mainly as a result of fewer visits from our junket program players, especially toward the end of the three months ended June 30, 2008.  Not only have higher gas prices impacted our drive-in customers, but also increased the costs of bringing in players on our junket programs. Rooms revenue increased $0.1 million, or 3.5%. Food and beverage revenues decreased $0.4 million, or 12.2%, due to a decline in casino customer volume.  A decrease in complimentary food and beverage resulted in a corresponding decrease in promotional allowances of $0.3 million.

Operating expenses were $19.8 million for 2008 compared to $20.4 million, a decrease of $0.6 million, or 2.8%, from 2007. Advertising and promotional expenses decreased $0.5 million. Advertising and marketing expenditures have been reduced to compensate for the reduction in revenues. Gaming taxes decreased $0.3 million resulting from a corresponding decrease in casino revenues. Depreciation expense increased $0.2 million as a result of the purchase of slot machines and equipment and the completion of our hotel remodeling project in 2007.

For 2008, operating income for Fitzgeralds Tunica was $0.4 million compared to $2.0 million for 2007, a decrease of $1.6 million.

Fitzgeralds Black Hawk

For the second quarter of 2008, net operating revenues at Fitzgeralds Black Hawk were $6.5 million compared to $7.6 million for 2007, a decrease of $1.1 million, or 14.8%.  The decrease in net operating revenues is due to intensified competition in the Black Hawk market, a statewide smoking ban in Colorado that went into effect on January 1, 2008, as well as the generally weak economic conditions and higher gas prices. Casino revenues, which comprised 91.3% of gross revenues in 2008, were $7.4 million, a decrease of $1.0 million, or 11.7%, compared to $8.4 million for the prior year. Slot revenues decreased approximately $0.9 million, or 11.6%, to $7.3 million from $8.2 million, due to a 16.1% decrease in slot coin-in partially offset by an increase in slot hold percentage. Table games revenues decreased by 19.9% due to a decline in table games drop of 15.4% and a slight decline in the table games hold percentage.  Food and beverage revenues increased $0.1 million, or 23.9%, to $0.6 million from $0.5 million due to an increase in complimentaries provided to our casino customers. Promotional allowances increased $0.2 million as we increased direct mail cash coupons, complimentary promotional items and complimentary food and beverage sales in an effort to drive guest volume.

Operating expenses were $6.1 million for both periods. Gaming taxes decreased $0.1 million, or 10.6%, as a result of the decrease in casino revenues. Depreciation and amortization expense increased $0.1 million, or 13.6%.

For 2008, operating income for Fitzgeralds Black Hawk was $0.4 million compared to $1.5 million for 2007, a decrease of $1.1 million. The impact to revenues and expenses from our expansion project was negligible during the second quarter since the soft opening of the project occurred at the end of the quarter.

Overall Operating Results – Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007

The discussion of our consolidated financial results for the six-month period of 2008 compared to 2007 is inclusive of interest expense related to the amortization of the original issue discount and amortization of financing costs related to the pushdown of the Discount Notes.

For 2008, consolidated net operating revenues were $174.3 million compared to $184.3 million for 2007, a decrease of approximately $10.0 million, or 5.4%. Net revenues decreased $7.7 million at the Majestic Properties and $2.3 million at Fitzgeralds Black Hawk. Net revenues were unchanged at Fitzgeralds Tunica. Our consolidated net revenues, particularly at the Majestic Properties and Fitzgeralds Black Hawk, were negatively impacted by the slow down in the economy, higher gasoline prices, increased competition in our markets, poor weather and a smoking ban in Black Hawk, all of which reduced the gambling activity of our customers.

For 2008 compared to 2007, consolidated casino revenues, which comprised 88.7% of consolidated gross revenues in 2008, decreased $16.1 million, or 8.4%, to $175.2 million. Casino revenue decreased $14.2 million at the Majestic Properties and $1.8 million at Fitzgeralds Black Hawk. Casino revenues were unchanged at Fitzgeralds Tunica.  Casino revenues were reduced at the Majestic Properties and Fitzgeralds Tunica by $6.6 million and $0.9 million, respectively, due to the increased utilization of downloadable promotional credits. Food and beverage revenues decreased $0.5 million, or 3.8%, offset by an increase in rooms revenues and other revenues of $0.5 million. Promotional allowances were $23.2 million compared to $29.3 million, a decrease of $6.1 million, or 20.8%. Promotional allowances have decreased primarily as a result of the implementation of downloadable promotional credits at the Majestic Properties.

Operating expenses decreased $3.1 million, or 1.9%, to $159.3 million. Casino expenses increased $1.5 million due to increased payroll expense and increases in the cost of complimentary products and services provided to our casino customers, primarily at the Majestic Properties. Gaming taxes decreased $2.8 million, or 6.3%, due to the decrease in casino revenues. Food and beverage expenses decreased $1.1 million, or 20.6%, as a result of the decrease in food and beverage revenues and also due to improved operational efficiencies of the Majestic Properties food and beverage operations since assuming control of the food and beverage operations from a third party in February 2007. Loss on disposal and write down of assets was lower by $0.7 million at $0.1 million compared to $0.8 million.

Operating income was $15.0 million, a decrease of $6.8 million, or 31.2%, compared to $21.8 million for the prior year. Interest expense, net of interest income was $30.6 million compared to $30.4 million in 2007. Consolidated net loss was $15.6 million for 2008, an increase in net loss of $7.0 million compared to $8.6 million for the same period in 2007.

Segment Operating Results – Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007

Majestic Properties

For the six-month period of 2008, net operating revenues at the Majestic Properties were $118.1 million compared to $125.8 million for 2007, a decrease of $7.7 million, or 6.1%.  Management believes this decrease was due to intensified competition in the northwest Indiana and neighboring markets, particularly from a Native American property which opened in the third quarter of 2007, as well as the general economic downturn, higher gas prices, periods of poor weather and a lower win percentage in table games and slots. Casino revenues, which comprised 91.8% of gross revenues in 2008, were $118.1 million, a decrease of $14.2 million, or 10.7%, compared to $132.3 million for the prior year. Slot revenues decreased approximately $15.5 million, or 14.2%, to $93.0 million from $108.5 million. Slot revenues were impacted by the utilization of downloadable promotional credits, which reduced slot revenues by $6.5 million, a decline in slot coin-in of 9.7% and a slightly lower slot hold percentage. Table games and poker revenues increased by $1.2 million, or 5.2%, to $25.0 million from $23.8 million, primarily due to a 12.1% increase in table games drop offset by a small decrease in the table games hold percentage. Table games drop increased primarily in baccarat as a result of our opening a new baccarat room in May 2007. Also contributing to increased table games volumes was play from higher worth customers. Food and beverage revenues were $5.8 million, a decrease of $0.5 million, or 8.0%, from $6.3 million as a result of a decrease in casino customer volume. Promotional allowances decreased $7.0 million, or 39.9%, for the six-month period of 2008 compared to 2007 due to the utilization of downloadable promotional credits which significantly reduced the amount of promotional cash coupons mailed to and redeemed by our customers and by a decrease in food and beverage complimentaries.

Operating expenses were $103.9 million for 2008 compared to $106.4 million, a decrease of $2.5 million, or 2.4%. Casino expenses increased $1.3 million, primarily due to increased payroll expense and increases in the cost of complimentary products and services provided to our casino customers. Gaming taxes decreased $2.4 million resulting from a corresponding decrease in gaming revenues. Food and beverage expenses decreased $0.9 million as a result of the decrease in food and beverage revenues and also as a result of Majestic Properties, since assuming control of the food and beverage operations in February 2007, improving operational efficiencies of these operations. Advertising and promotional expenses increased $0.4 million as we increased our promotions to meet the increased competition. In the 2007 period, Majestic Properties recorded a loss on disposal and write down of assets of $0.8 million.

For 2008, operating income for the Majestic Properties was $14.2 million compared to $19.4 million for 2007, a decrease of approximately $5.2 million, or 26.5%.

Fitzgeralds Tunica

For the six-month period of 2008, net operating revenues at Fitzgeralds Tunica were $42.9 million, unchanged from 2007. Increased revenues in the first quarter of 2008 were reversed in the second quarter. Casino revenues, which comprised 80.3% of gross revenues in 2008, were $42.0 million for both fiscal periods. Slot revenues decreased $0.5 million, or 1.3%, to $36.7 million from $37.2 million due to a decrease in the slot coin-in of 2.9%. Table games revenues increased $0.5 million, or 10.1%, to $5.3 million from $4.8 million, due to an increase in the table games hold of 2.5 percentage points, partially offset by a 5.8% decrease in table games drop. The reduced gaming volumes occurred mainly as a result of fewer visits from our junket program players, especially toward the end of the three months ended June 30, 2008.  Not only have higher gas prices impacted our drive-in customers, but also increased the costs of bringing in players on our junket programs. Rooms revenue increased $0.5 million, or 11.9%, due to an increase in complimentary rooms offered to our casino customers and an increase in rooms available for sale resulting from a room remodel project that took rooms out of service during the 2007 period. Food and beverage revenues decreased $0.2 million, or 3.6%, due to a decrease in complimentary food and beverage offered to our casino customers.  Consequently, promotional allowances increased $0.3 million.

Operating expenses were approximately $40.0 million for both periods. Casino expenses increased $0.2 million, primarily due to an increase in the cost of complimentaries provided to casino customers. Depreciation expense increased $0.4 million as a result of the purchase of slot machines and equipment and the completion of our hotel remodeling project in 2007. Advertising and promotional expenses decreased $0.5 million. Advertising and marketing expenditures have been reduced to compensate for the reduction in revenues. Food and beverage expenses decreased $0.1 million due to the decrease in food and beverage income.

For 2008, operating income for Fitzgeralds Tunica was $2.9 million for both six-month periods.

Fitzgeralds Black Hawk

For the six-month period of 2008, net operating revenues at Fitzgeralds Black Hawk were $13.3 million compared to $15.6 million for 2007, a decrease of $2.3 million, or 14.5%.  The decrease in net operating revenues is due to intensified competition in the Black Hawk market, poor weather, a smoking ban in casinos that went into effect on January 1, 2008, as well as the generally weak economic conditions and higher gas prices. Casino revenues, which comprised 91.3% of gross revenues in 2008, were $15.1 million, a decrease of approximately $1.9 million, or 10.9%, compared to $17.0 million for the prior year. Slot revenues decreased $1.7 million, or 10.3%, to $14.9 million from $16.6 million, due to a 14.7% decrease in slot coin-in partially offset by a slight increase in slot hold percentage. Table games revenues decreased by $0.1 million, or 31.5%, to $0.3 million from $0.4 million due to a decline in table games drop of 15.5% and a decline in the table games hold of 4.1 percentage points. Food and beverage revenues increased $0.2 million, or 21.2%, to $1.2 million from $1.0 million due to an increase in complimentaries provided to our casino customers. Promotional allowances increased $0.6 million as we increased direct mail cash coupons, complimentary promotional items and complimentary food and beverage sales in an effort to drive guest volume.

Operating expenses were $12.3 million for 2008 compared to $12.5 million, a decrease of $0.2 million, or 1.3%. Gaming taxes decreased $0.4 million, or 13.4%, as a result of the decrease in casino revenues. General and administration expenses increased $0.2 million, or 7.5%, primarily due to increased property taxes and sewer fees associated with the expansion of the facility.

For 2008, operating income for Fitzgeralds Black Hawk was $1.0 million compared to $3.1 million for 2007, a decrease of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we have seen our debt level, not including the Discount Notes, increase to $572.8 million from $556.7 million at December 31, 2007.  The primary reason for the increase in our debt was lower cash flow from operating activities, which affected our ability to pay down the balance on our Senior Secured Credit Facility.  For the six months ended June 30, 2008, we used $1.0 million of cash in operating activities as compared to $12.6 million of cash provided by operating activities for the six months ended June 30, 2007.  Cash flow from operating activities was impacted by the significant competition we have experienced in all of our markets, generally weak economic conditions, including higher gas prices which has reduced visitations and amounts wagered by our customers, and the smoking ban in Colorado that went into effect on January 1, 2008, which prohibits gamblers at our Fitzgeralds Black Hawk property from smoking within the casino.  A discussion of the competitive environment in which our casinos compete is presented below.  We do not maintain excess cash but rather utilize excess cash to pay down amounts drawn on the Senior Secured Credit Facility.  At June 30, 2008, we had $8.3 million available on the Senior Secured Credit Facility.  This compares to $23.6 million and $26.9 million available at December 31, 2007 and June 30, 2007, respectively.  We have also seen a deterioration in our working capital.  At June 30, 2008, we had a negative working capital of $10.5 million compared to a negative working capital of $7.9 million at June 30, 2007.

We have historically used cash provided by operating activities to fund our working capital requirements, including daily casino operations, capital expenditures, distributions to our indirect member for income taxes and payments on our Senior Secured Credit Facility.  In recent periods, we have had a net working capital deficit and have utilized the availability on our Senior Secured Credit Facility to fund our working capital requirements as well as the semi-annual interest payment on our Senior Secured Notes and Senior Notes.  Every six months on October 15th and April 15th, we are required to pay $24.0 million to service the interest due on the Senior Secured Notes and Senior Notes.  Given the low availability on the Senior Secured Credit Facility, there is a risk that we will not be able to make a future scheduled semi-annual interest payment on the Senior Secured Notes and Senior Notes and also fund our working capital requirements. No assurance can be given that our operating cash flows and proceeds from additional financings, if available, will be sufficient for such purposes.

In addition to the $71.7 million outstanding on the Senior Secured Credit Facility, we have $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $1.2 million of capital leases and other debt.

We face significant competition in each of our markets which negatively impacts our cash flow from operating activities. Northwest Indiana, the market in which our Majestic Properties compete, saw a new gaming facility open in the third quarter of 2007 and the June 2008 re-branding and enhancement of a significant competitor along with improved food and beverage offerings and a remodeled casino floor.  In addition, a competitor with a presence closer to the Chicago market will be opening a new casino with a greatly expanded casino floor and new amenities in July 2008.  This is significant because as a percentage of overall cash flow from operating activities of our casino properties, 65% of operating cash flow is attributable to the Majestic Properties. These new and improved facilities have had, and could continue to have, a negative impact on the operating cash flows generated by our Majestic Properties.

The market in which our Fitzgeralds Tunica property competes is also highly competitive.  Our Fitzgeralds Tunica property improved cash flow from operating activities by $0.4 million during the six months ended June 30, 2008 when compared to the same six-month period in the prior year.  However, a competitor’s recently rebranded property with new amenities puts at risk our continued improvement in cash flow from operating activities.

In the six-month period of 2008, we spent $13.7 million on capital expenditures, primarily on completing the Fitzgeralds Black Hawk expansion. We have substantially completed the expansion of Fitzgeralds Black Hawk’s facility by rebuilding the Masonic Building and Rohling Inn properties as a part of a major casino expansion which has cost approximately $34.8 million through June 30, 2008, including the purchase of associated gaming equipment, furniture and fixtures. The rebuilt Masonic Building is four stories with a gaming mezzanine which allowed us to add approximately 400 slot machines and a restaurant. The Rohling Inn is being used for administration and for hosting player events.  A soft opening of the expanded Fitzgeralds Black Hawk property occurred on June 25, 2008, and the grand opening occurred on July 24, 2008; however, the opening of the expanded Fitzgeralds Black Hawk casino occurred in particularly weak market conditions.  For the six months ended June 30, 2008, Black Hawk market revenues are down 10.4%.  As recently as the month of June 2008, Black Hawk market revenues were down 13.6%.  The decline in market revenues, particularly since the weather has improved, is attributed to the smoking ban and higher gas prices.  As a result, Fitzgeralds Black Hawk has not yet experienced the significant increases in operating cash flows as had been anticipated when the expansion was undertaken.

With the decline in our cash flow from operating activities, low availability on our Senior Secured Credit Facility, commitments to finish the Fitzgeralds Black Hawk expansion and significant semi-annual interest obligations, we spent very little on capital expenditures at our Majestic Properties and Fitzgeralds Tunica.  Through June 30, 2008, the Majestic Properties and Fitzgeralds Tunica spent $0.7 million and $0.9 million respectively on capital expenditures.  The majority of the spending was on maintenance capital expenditures, with minimal amounts spent on new gaming product, including slot machines.  During the first six months of 2007, the Majestic Properties and Fitzgeralds Tunica spent $4.5 million and $5.6 million, respectively, on capital expenditures.  The limited capital expenditure reinvestment, particularly in new amenities and gaming product, may cause further deterioration in our cash flow from operating activities.  Capital expenditures at the Majestic Properties and Fitzgeralds Tunica will be limited for the remainder of 2008.

The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. We will be required to make tax distributions to our member based upon the state and federal taxable income generated by us. Future distributions to our member could be a significant use of our cash.

Furthermore, the ultimate resolution of the Majestic Star Income Tax Protest, in which the Indiana Department of Revenue has assessed us and BDI $4.1 million, plus penalties and interest, and the Majestic Star Real Property Assessment Appeals could have a material impact on our liquidity in the period that the taxes are paid, if any, and to the extent that we use such liquidity to make distributions to our member for tax purposes. See Note 5 to our Notes to the Condensed Consolidated Financial Statements.

We are party to various litigation matters and tax disputes, including the actions commenced against the City of Gary, Indiana relating to the Amended Majestic Development Agreement. An adverse judgment in any one or more of these cases or tax disputes, or a determination that the Amended Majestic Development Agreement is not enforceable, could have an adverse effect on our liquidity and financial position.

Majestic Holdco’s Discount Notes

Majestic Holdco issued $63.5 million aggregate principal amount at maturity of Discount Notes, due October 15, 2011. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%, which is paid in kind to October 15, 2008.  Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to us to fund its cash interest expense. We are precluded from making distributions to Majestic Holdco unless certain financial tests are met. We anticipate that we will not be able to meet these tests in order to make distributions to service all or a portion of the Discount Notes interest nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. Neither we nor any of our direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither our equity in nor our assets of any of our direct or indirect subsidiaries secures the Discount Notes.

Credit Facility Amendments

On March 31, 2008, we entered into Amendment Eight to the Senior Secured Credit Facility.  Amendment Eight was necessary as we were out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant.  Amendment Eight modifies the definition of EBITDA, such that we can add back to EBITDA the $820,000 loss due to the sale and write down of obsolete slot machines recognized in the quarter ended June 30, 2007.  Amendment Eight also modifies the last twelve-month minimum EBITDA and interest coverage ratio financial covenants for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to 1.0 for each quarter end twelve-month period through the maturity of the Senior Secured Credit Facility.

Amendment Eight also contains a provision that allows EBITDA, for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to us during such twelve-month period to the extent that such cash common equity contributions are made on terms and conditions that are satisfactory to the agent bank to the Senior Secured Credit Facility, 100% of the proceeds of such cash common equity contributions are used by us to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to us during our immediately preceding fiscal quarter; provided, however, that in no event shall our EBITDA be increased by more than $5.0 million in the aggregate on or after the date of Amendment Eight.

At the time of our recent violation of the minimum EBITDA covenant, we provided the lenders to the Senior Secured Credit Facility with good faith projections of our EBITDA and interest coverage ratio, measured on a quarterly basis, through maturity of the Senior Secured Credit Facility.  The lenders used our projections as a basis for establishing the new covenant levels discussed above.  At the time the lenders set the covenant levels, and based on our projections, we felt that we would remain in compliance with our financial covenants for the four quarterly financial covenant measurement periods in 2008.

We were in compliance with the financial covenants contained in the Senior Secured Credit Facility, as amended, at June 30, 2008. Accordingly, we have classified and continue to classify our debt as long term in accordance with FASB Emerging Issues Task Force Issue No. 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor”. However, as previously mentioned, each of our casino facilities operates in highly competitive markets. We continue to feel the impact of new competition, either through the opening of new casino properties or of rebranded facilities with new amenities and remodeled gaming floors.  In Black Hawk the impact of the smoking ban has been greater than expected.  Higher fuel prices have caused a decline in gaming activity in our casinos. In addition, our competitors frequently plan new amenities and promotional programs and it is difficult to predict what impact, if any, these new amenities and promotional programs will have on our future financial results. As such, there is a risk that we may be out of compliance with future financial covenants contained in the Senior Secured Credit Facility.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect our financial results are noted in Note 3 to our Notes to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CONTRACTUAL COMMITMENTS

There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4T.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

As of June 30, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS.

Information regarding legal proceedings appears in Part I – Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 5 to the Condensed Consolidated Financial Statements included herein.

ITEM 1A.                    RISK FACTORS.

Information regarding risk factors appears in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes from the risks previously disclosed in such report.

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

Dated: August 14, 2008

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

/s/Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

S-1