Form 10-K
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2009-03-31
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes [ ]	No [ X ]
(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
2008 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.                      BUSINESS

GENERAL

The Majestic Star Casino, LLC was formed in December 1993 as an Indiana limited liability company. The Majestic Star Casino, LLC conducts its operations both directly and through its subsidiaries. In this report, unless indicated otherwise, “Majestic,” the “Company,” “we,” “us,” and “our” refer to The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp., Majestic Star Casino Capital Corp. II, and our subsidiaries. The Majestic Star Casino Capital Corp. was formed in May 1999 as an Indiana corporation solely to facilitate the offering of $300.0 million of 9½% senior secured notes (“Senior Secured Notes”) of The Majestic Star Casino, LLC, and has no assets or operations.  Majestic Star Casino Capital Corp. II was formed in November 2005 as an Indiana corporation solely to facilitate the offering of $200.0 million of 9¾% senior notes (“Senior Notes”) of The Majestic Star Casino, LLC, and has no assets or operations.

We own and operate four casino properties, two located in Gary, Indiana, (“Majestic Star” and “Majestic Star II”, collectively, the “Majestic Properties”), and one each in Tunica County, Mississippi (“Fitzgeralds Tunica”) and Black Hawk, Colorado (“Fitzgeralds Black Hawk”). As of December 31, 2008, our properties collectively contain 4,604 slot machines, 109 table games, 21 poker tables and 806 hotel rooms. Our properties are well established, each having been in operation for at least ten years, and are well situated within significant drive-in gaming markets. Within each market, we leverage our brand names, experienced management, value-oriented amenities and emphasis on slot play to target mid-level gaming customers. We are also strengthening our table game presence, particularly at the Majestic Properties and Fitzgeralds Tunica, by targeting high-worth players.

We are wholly owned by Majestic Holdco, LLC (“Majestic Holdco”), which is indirectly wholly owned and controlled by Don H. Barden, our Chairman, President, Chief Executive Officer and the sole shareholder of Barden Development, Inc. (“BDI”), the parent of Majestic Holdco.

The Company faces substantial financial and operational uncertainties. There are events of default under all of the Company’s debt obligations and the Company has drawn substantially all of its availability under its credit facilities. The Company has initiated discussions with its creditors to restructure its debt. It is unlikely that any restructuring plan can be consummated without the commencement of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code.  In addition, our auditors have expressed concern about our ability to continue as a going concern. Investment in the debt of the Company carries a high degree of risk. See Item 1A. Risk Factors.

Our executive offices are located at 301 Fremont Street, 12th Floor, Las Vegas, Nevada 89101, and our telephone number is (702) 388-2400. Our website can be accessed at www.majesticstar.com. The information on our website is not part of this report.

GAMING FACILITIES

Our operating strategy is to attract mid-level gaming customers, who we believe constitute the largest segment of potential gaming customers, by focusing on the personal relationships built by our casino hosts, while delivering complimentaries, player rewards and cash back incentive programs. We also target the high-worth players through outer market junket programs, focused high-end database incentives, hosted activities and events and gaming credit issuance. We believe the following enable us to compete and implement our operating strategy:

•
Good Locations in Strong Drive-in Markets.  Our properties are located in significant drive-in gaming markets, which allow our casino patrons to reach us in short travel times and to make repeated trips to our gaming facilities.

•	Gaming Brands. We believe our gaming brands, marketing and advertising campaigns, promotions and targeted direct mailings help attract and retain customers.

•	Emphasis on Slot Play. We emphasize slot machine wagering, which we believe is the most stable and most profitable segment of the casino entertainment business.

•	Focus on Quality and Service at an Affordable Price. Our casinos provide a quality casino entertainment experience at an affordable price to attract middle market guests.

•
Strong Ownership and Experienced Management.  Don H. Barden, our property management teams and corporate staff have extensive experience in the gaming industry, with in-depth knowledge and experience regarding the markets in which they conduct business.

The spending and visitation habits of casino customers have been negatively impacted by the weakening economy, rising unemployment and instability in the housing market. In addition, higher costs have caused us to reduce spending on our outer market transportation programs, including junkets. At this time, we can not predict when spending/visitation of our customers will improve.

For financial information regarding the Company’s business segments, see Note 15 - Segment Information in the Notes to Consolidated Financial Statements.

Majestic Properties

The Majestic Properties, which opened in June 1996, is a gaming complex located at Buffington Harbor in Gary, Indiana, approximately 23 miles southeast of downtown Chicago, comprised of two casino riverboats, a hotel and an entertainment pavilion. These properties primarily draw customers from northwest Indiana and the Chicagoland area. The Chicagoland market is the third largest gaming market in the United States, with only Las Vegas and Atlantic City being larger. The Majestic Properties also attracts drive-in customers from other areas in Illinois, Indiana and Michigan.

 One of the riverboats, Majestic Star, is a four-story, 360-foot long vessel, which accommodates approximately 3,000 customers and employees. The casino includes approximately 40,800 square feet of gaming space across three expansive decks with 1,173 slot machines and 55 table games. The vessel provides live entertainment, a private high-limit table games area and a baccarat room. The second riverboat, Majestic Star II, is a four-story, 280-foot long vessel, which accommodates approximately 2,740 customers and employees. The casino includes approximately 43,000 square feet of gaming space with 1,256 slot machines and 12 table games. The vessel provides live entertainment and a 21-table poker room. A 300-room hotel (including seven suites) is located adjacent to the riverboats. The entertainment pavilion is a two-level, 85,410 square foot structure containing a buffet, steak house, lounge, coffee bar, fast food restaurant, deli, gift shop, banquet and entertainment facilities and two VIP lounges. The complex also contains a 2,000-space covered parking structure and 2,600 surface parking spaces with valet parking and convenient bus facilities.

Fitzgeralds Tunica

Fitzgeralds Tunica, which opened in June 1994, is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. This property draws its gaming patrons primarily from the Memphis area as well as drive-in customers from northern Mississippi, Little Rock, Arkansas, southern Missouri and Birmingham and Huntsville, Alabama and regional travelers flying into Memphis.

Fitzgeralds Tunica includes 38,088 square feet of gaming space, with 1,269 slot machines and 36 table games, live entertainment, a 506-room hotel (including 68 suites) with indoor swimming pool, spa and exercise facility, indoor special events center, two bars, buffet, steak house, coffee shop and gift shop. Fitzgeralds Tunica also has a 411-space covered parking structure and 1,264 surface parking spaces with valet parking and convenient bus facilities.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk, which opened in May 1995, is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is approximately 35 miles from Denver and attracts drive-in or “day trip” customers from the population centers of Denver, Boulder, Colorado Springs and Fort Collins, Colorado, as well as Cheyenne, Wyoming.

Fitzgeralds Black Hawk includes a 17,179 square foot casino, with 906 slot machines and six table games, steak house, coffee shop, three bars and a 392-space all-valet parking garage adjacent to the casino.

In June 2008, we completed an expansion of our gaming, entertainment and administration facilities at Fitzgeralds Black Hawk.  The newly expanded area allowed us to add approximately 300 slot machines and provide a fine dining outlet, additional administrative space and an events area. We believe having an events area will allow us to improve the loyalty of our customers through player events and parties. The total cost of the project was approximately $36.0 million.

MARKETING

Our direct mail database programs and our player development initiatives are our strongest marketing tools to retain and increase market share in all of our highly competitive markets.  Since we operate regionally, database marketing is a key element to encouraging casino customers to make frequent visits to our properties. But equally as critical is attracting new customers to our casinos so that we can grow our database. We do this through a combination of promotions, special events, and product and entertainment marketing, direct mail reactivation, direct mail prospecting, and player development recruitment strategies. We also continue to utilize other forms of broad-based marketing to attract customers to our facilities, including television, radio, newspaper and outdoor media.

Through our investment in player tracking technology systems, the use of the Club Majestic and Club Fitz player reward cards allows us to track individual or combined play at slot machines, table games, as well as food and beverage and hotel expenditures (available at Fitzgeralds Tunica and the Majestic Properties). The systems allow us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. Our player tracking programs allow us to target our marketing programs to categories of players, including advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages, direct mail, and other events and incentives designed to promote customer loyalty and increase repeat business. Our tracking systems also allow us to better tailor our pricing, promotions, gaming machine selection and other guest services to customer preferences. The newest player tracking customer experience, implemented at both the Majestic Properties and Fitzgeralds Tunica, allows our customers to download the equivalent of their cash coupons (“downloadable promotional credits”) at the slot machine by entering their four-digit PIN. Our customers no longer have to wait in line at the rewards booth to redeem their cash coupons. The implementation of our downloadable promotional credit programs has coincided with a significant reduction in our direct mail cash coupon programs, generally on a dollar for dollar basis. One significant benefit of the program is that downloadable promotional credits are not redeemable for cash. Therefore, customers must play the downloadable promotional credits at the slot machine, whereas, with direct mail cash coupon programs, customers could redeem their coupons without wagering the cash redeemed. The result of this program has been an increase in play by those customers that are tracked, as well as an increase in the number of players who choose to have their play tracked.

Majestic Star.  We utilize an integrated marketing campaign to brand Majestic Star in the Chicagoland market to mid-level slot customers while striving for the high-worth table games player. Our messages about Majestic Star have appeared in various media, including radio, print and outdoor media, which we believe have improved our market awareness among Chicagoland area gaming patrons. We intend to utilize these and other similar brand marketing techniques to continue attracting customers, whom we then identify, evaluate and target for direct marketing activities.

Fitzgeralds.  We have developed the Fitzgeralds brand into a regionally recognized gaming brand for casino and hotel (Tunica only) services. We believe the Fitzgeralds brand has come to represent an exciting atmosphere coupled with warm, friendly employees. The Fitzgeralds brand has also promoted itself as the “Fitz”. The Fitz gives the Fitzgeralds brand a trendy, more youthful feel to help broaden our market base and target a younger gamer in addition to our core market. Our messages about Fitzgeralds Casino and Hotel (hotel in Tunica only) have appeared in various media, including television, radio, print and outdoor advertising. By communicating our promotions, events, entertainment and value-oriented amenities using these forms of media, we have been able to attract customers whom we then identify, evaluate and target for direct marketing activities.

COMPETITION

We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. Our competitors have recently made significant improvements to their facilities. They offer a variety of marketing, promotions and entertainment to customers within our markets. In addition to regional competitors, we compete with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers, but also for employees. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, internet gaming, on- and off-track wagering, slot parlors, race tracks with slot machines and card parlors. See Item 1A. Risk Factors for further discussion on competition in the markets in which we currently operate.

The recent and continued expansion of legalized casino gaming within existing jurisdictions and into new jurisdictions throughout the United States has increased competition faced by us. Such competition could increase further in the future.

SEASONALITY

The gaming operations of the Company’s properties are seasonal. At the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter. The properties’ results are affected by inclement weather in relevant markets. For example, because of the climate in the Chicago metropolitan area, the Majestic Properties’ operating revenues are expected to be stronger during the period from May through September. Fitzgeralds Black Hawk, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Fitzgeralds Black Hawk property.  Accordingly, the Company’s results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for the fiscal year or future fiscal quarters.

CASINO CREDIT

We use casino credit play to enhance table games volume at Fitzgeralds Tunica and the Majestic Properties; however, credit play represents a small percentage of our overall table game volumes. We maintain strict control over the issuance of casino credit and pursue collection from those customers who fail to pay in a timely manner. In Mississippi and Indiana, gaming receivables are enforceable by state law.  All other states are required to enforce a judgment for gaming receivables entered in Mississippi and Indiana.

EMPLOYEES

As of December 31, 2008, we directly employed approximately 2,700 persons. Approximately 14.8% of our workforce is unionized. Our unionized employees work at our Majestic Properties.

In recruiting personnel, the Majestic Properties is obligated, under the terms of a Development Agreement with the City of Gary, Indiana (“City of Gary”), to use its best efforts to have an employee base which is comprised of 70% from racial minority groups, 52% females, 67% residents of the City of Gary and 90% residents of Lake County, Indiana. We believe that our recruitment programs strive to meet this obligation.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

We own certain registered trademarks that are integral to the business and operation of the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk. We utilize a comprehensive integrated marketing campaign to brand the Majestic Properties and Fitzgeralds casinos, in the regional markets in which we compete, to attract casino customers from the middle-income segment.

The Fitzgeralds casinos have developed a regional gaming brand. We own proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the gaming activities, including the marks Majestic Star, Majestic Star II, Fitzgeralds and Fitz.

Following the Fitzgeralds’ acquisition, and under a license from us, Fitzgeralds Reno, Inc. (“Fitzgeralds Reno”), a subsidiary of Fitzgeralds Gaming Corporation which is not an affiliate of ours, had the right to use the name Fitzgeralds and certain other marks in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in northern California, northern Nevada, Oregon and Washington. Fitzgeralds Reno assigned the license to DRW Fitzgeralds, LLC (“DRW”), the purchaser of the casino in Reno; also not an affiliate of ours. Under the terms of the license agreement, any further assignment will require our prior written consent. We retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica and Fitzgeralds Black Hawk. In connection with any use of the Fitzgeralds name, the license with DRW obligates them to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with our current operating standards. In connection with the spin-off of Barden Nevada Gaming, LLC (“Barden Nevada”) in 2003, we entered into a license with Barden Nevada to allow Barden Nevada to use the name Fitzgeralds and other marks in connection with its operation of its Las Vegas property.

ENVIRONMENTAL MATTERS

We are subject to various federal, state and local laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, or may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.  To date, we have made no significant expenditures for environmental remediation.

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

Indiana Gaming Regulation

The ownership and operation of the Majestic Properties is subject to regulation by the State of Indiana through the Indiana Gaming Commission (the “IGC”). The IGC is given extensive powers and duties for the purposes of administering, regulating and enforcing riverboat gaming in Indiana. The IGC is authorized to award up to eleven gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick. Referenda required by the Riverboat Gambling Act (“the Act”) to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, Gary and Michigan City. In the second quarter of 2008, pursuant to legislation enacted in 2007, the two horse tracks located in Anderson and Shelbyville, Indiana each installed 2,000 slot machines. The IGC may authorize the installation of additional slot machines at either of the two horse tracks.

The IGC has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted and is authorized to adopt rules for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The IGC may suspend or revoke the license of a licensee or impose civil penalties, in some cases without notice or hearing, for any act in violation of the Act or for any other fraudulent act.

The Act requires extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding a five percent or more direct or indirect beneficial interest in an applicant.

A Riverboat Owner’s License and Operating Contract entitles the licensee or the Operating Agent to operate one riverboat. In May 2003, the Act was amended to allow a person to hold up to one hundred percent of up to two individual Riverboat Owner’s Licenses. An owner’s initial license may be renewed for one-year periods by the IGC upon satisfaction of certain statutory and regulatory requirements. While the IGC reserves the right to investigate Riverboat Licensees (a “Riverboat Licensee”) at any time it deems necessary, each Riverboat Licensee must undergo a complete reinvestigation every three years. The Majestic Properties underwent a complete reinvestigation in 2007. Applications for the required annual license renewals for 2008 were submitted and approved.

The Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Effective January 1, 2008, based on the results of a Statistical Analysis of the Utilization of Minority and Women Business Enterprises by Riverboat Licensees and Operating Agents (“Statistical Analysis”), Riverboat Licensees and Operating Agents must establish goals of expending 10.9 percent of the total dollars spent on construction expenditures with women’s business enterprises. The IGC may suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with the goal established as a result of the Statistical Analysis. For the calendar year ended December 31, 2008, the Company has submitted unaudited reports to the IGC that the Company believes met the goals established following the Statistical Analysis. Additionally, the IGC encourages the purchase of goods and services in the following categories from minority and women business enterprises based on the capacity measurement determined by the Statistical Analysis: (i) 23.2 percent with minority-owned construction firms; (ii) 4.2 percent with minority-owned procurement firms; (iii) 2.5 percent with women-owned procurement firms; (iv) 11.2 percent with minority-owned professional services firms; (v) 7.8 percent with women-owned professional services firms; (vi) 2.9 percent for other expenditures with minority-owned firms; and (vii) 1.8 percent for other expenditures with women-owned firms.

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

The Company and its affiliates are subject to restrictions on the incurrence of debt. A Riverboat Licensee and its affiliates may enter into debt transactions that total $1.0 million or more only with the prior approval of the IGC. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the Riverboat Licensee and its affiliates enters into a debt transaction would be suitable for licensure under the Act. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings. The IGC, by resolution, has authorized the Executive Director, subject to subsequent ratification by the IGC, to approve debt transactions after a review of the documents and consultation with the Chair and the IGC’s outside financial analyst.

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

The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted or adopted, could have an adverse effect on us and our business, financial condition and results of operations.

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

On November 4, 2008, Colorado voters passed Amendment 50 which allows the residents of the three gaming towns in Colorado to vote to extend casino hours of operation, approve the addition of roulette and/or craps and increase the maximum bet limit from five dollars up to one hundred dollars. The voters of Black Hawk approved the changes on January 13, 2009. Voters in Cripple Creek and Central City have also approved these changes. Implementation of the new provisions will occur subsequent to the issuance of appropriate changes in gaming regulations which we anticipate will be in effect July 2, 2009.

Pursuant to the Colorado Act, and the rules and regulations promulgated there under (collectively, the “Colorado Gaming Regulations”), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation by the Division of Gaming (the “Colorado Division”) and the Colorado Limited Gaming Control Commission (the “Colorado Gaming Commission”).

The Colorado Gaming Commission may issue the following gaming licenses: (1) slot machine manufacturer or distributor; (2) operator; (3) retail gaming; (4) support; and (5) key employee. These licenses require renewal every two years by the Colorado Gaming Commission.  Support and key employee licenses only may also be issued and renewed by the Division Director. The retail gaming (casino) license renewal process includes a determination by the Colorado Gaming Commission that the licensee will operate in compliance with the statutes, rules and regulations governing the conduct of casino gaming in Colorado and that the licensee continues to be of good moral character and fitness. The Colorado Gaming Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer, or who provide goods or services in return for fees calculated upon a percentage of limited gaming revenue. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses.  On September 18, 2008, the Colorado Gaming Commission renewed Barden Colorado Gaming, LLC’s (“BCG”) operator and retail gaming licenses through October 19, 2009.

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

The State of Colorado has enacted an annual tax on the adjusted gross proceeds (“AGP”) from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. The Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Currently, the gaming tax rates, which were amended on May 22, 2008, are 0.25% on AGP of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million, and 20% over $13 million. Amendment 50 limits future maximum gaming taxes to their current levels, unless any such tax increase is approved by voters at a statewide election.

The regulations are subject to amendment and interpretation by the Colorado Gaming Commission.

The City of Black Hawk, Colorado imposes an annual device fee on each slot machine, blackjack and poker table in the current amount of $750 per device. Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, liquor licenses and other municipal taxes and fees.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. BCG currently holds valid state and local alcoholic beverage licenses for Fitzgeralds Black Hawk.  Legal hours for service and sale of alcoholic beverages are from 8:00 a.m. through 2:00 a.m. daily, and no one under age 21 may be served alcohol. Alcoholic beverage licenses are renewable annually, revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend or revoke any such licenses. Violation of these state alcoholic beverage laws is a criminal offense, and violators are subject to criminal prosecution, incarceration and fines.

Potential Gaming Regulatory Approvals Would Be Necessary For the Restructured Company

In the event that we are successful in obtaining the requisite support to move forward with a particular plan of recapitalization, refinancing, restructuring or reorganization of our Company (the “Restructured Company”), state gaming laws will require the approval of gaming regulators prior to implementation of any such plan. Such necessary prior approvals could include approvals for issuances of equity in the Restructured Company to new investors in the Restructured Company, and related mandatory findings of suitability for certain equity holders as well as approval of the credit facilities and certain security for such credit facilities of the Restructured Company.

Treasury Department Regulations

The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners for keno and slot machine winnings in excess of prescribed amounts and table game winnings in which the payout is a certain amount greater than the wager. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. Casinos are required to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity.

Compliance with Other Laws and Regulations

Currently, our Majestic Properties’ vessels must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The Majestic Properties’ vessels must each hold a certificate of inspection and must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s certificate of inspection or American Bureau of Shipping approval would preclude its use as a casino.

The U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, extensions may be approved. The U.S. Coast Guard may require that such hull inspection be conducted at a U.S. Coast Guard-approved dry-docking facility, and if so required, the travel to and from such docking facility, as well as the time required for inspections of our Majestic Properties’ vessels, could be significant. To date, the U.S. Coast Guard has allowed in-place underwater hull inspections of the Majestic Properties’ vessels. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of either Majestic Star or Majestic Star II from service for any period of time could adversely affect our business, financial condition and results of operations.

Pursuant to legislation enacted in 2005, the IGC is able to adopt alternative marine structural and life safety standards for riverboats ("Alternate Certification").  The Alternate Certification standards require riverboat gaming vessels to be capable of getting under way, but do not allow us to carry patrons while under way unless permitted by the U.S. Coast Guard on a case-by-case basis.  The IGC adopted its Alternate Certification standards in the second quarter of 2007.

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

An event of default exists under our debt agreements and we have initiated discussions with our creditors to restructure our debt. It is unlikely that any restructuring plan can be consummated outside a bankruptcy proceeding.  As such, the opinion of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2008 contains a “going concern” modification.

Due to declining operating results and lower cash flows, we elected not to make the October 15, 2008 interest payments on our Senior Secured Notes and Senior Notes, which totaled $24.0 million in aggregate.  We will not make the April 15, 2009 semi-annual interest payments on the Senior Secured Notes and Senior Notes due to liquidity constraints. We have substantial debt, totaling $579.9 million at December 31, 2008, before the October 15, 2008 unpaid interest payments. We have been in discussions with ad hoc committees of our creditors regarding a restructuring of our debt given the event of default that now exists under our debt obligations. Current valuations for regional gaming companies, such as ours, the weak economic environment, our diminishing cash flows, and the reduced availability of debt and equity capital in the U.S. markets create a significant risk that we will be unable to implement such a restructuring outside of protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, our creditors may involuntarily file a bankruptcy petition for us. As a result of the adverse change in our results of operations and our significant outstanding indebtedness, and the event of default that exists under our debt obligations, the opinion of our independent registered public accounting firm contains a going concern modification stating that there is substantial doubt about our ability to continue as a going concern for the next twelve months As a result of the event of default under the indentures governing the Senior Notes and Senior Secured Notes, the trustee of a specified percentage of holders of these notes has the right to accelerate the maturity date of the respective notes. Further, the lenders under the Senior Secured Credit Facility have the right to accelerate the maturity of our credit facility and foreclose on substantially all of our assets (other than certain excluded assets). Under the terms of an intercreditor agreement between the trustee for the Senior Secured Notes, on behalf of the note holders, and the agent under the Senior Secured Credit Facility, the agent has the right to control any such actions against our assets for a 180-day period following receipt of notice by the trustee ("Standstill Period").  The agent provided the trustee with notice on December 11, 2008. The conditions described above raise a substantial doubt about our ability to continue as a going concern. See Note 3 - Going Concern in the notes to Consolidated Financial Statements.

We have drawn substantially all of the availability under our $80.0 million Senior Secured Credit Facility and our access to cash from other sources is now limited.

We drew substantially all of the remaining availability on our $80.0 million Senior Secured Credit Facility on October 7, 2008 and, given the current event of default, are precluded from drawing on the Senior Secured Credit Facility. As such, the cash necessary to fund our operations and other commitments is now limited to cash flow from our casino operations. We have significant future uses for cash, including:

•	funding of our working capital deficiency;

•	payment of fees and expenses of our financial advisors and legal counsel;

•	payment of the agreed upon fees and expenses of the financial advisors and legal counsels for our note holders and lenders;

•	payment of income taxes for our member;

•	servicing the interest and fees on the Senior Secured Credit Facility; and

•	a potential pay down on the Senior Secured Credit Facility as the borrowing base has dropped below the balance outstanding on the Senior Secured Credit Facility.

Given the current credit environment, we could find it difficult to obtain debtor-in-possession financing if we commence bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code and additional financing is required during the pendency of the Chapter 11 bankruptcy proceedings. We believe that debtor in possession lending is more difficult in the current poor credit environment and any debtor in possession credit facility will have terms that are constraining. As such, we will continue to evaluate our cash uses in order to try to minimize or eliminate the need for debtor-in-possession financing. However, this may necessitate reduced spending on operating activities and capital expenditures.

Given the current weak economic environment, highly competitive markets in which we operate and the lack of capital to reinvest in our properties, there is a significant risk that our cash position could further deteriorate and cause future liquidity problems, which could be magnified if certain contingent liabilities are determined adversely against us.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which have had and will continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers have been severely affected by the current economic turmoil. Gaming and other leisure activities comprise discretionary spending and participation in such activities tend to decline in economic downturns or expectation of a continuing recession. We are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

Competition requires us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology and consumer tastes, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to improve the attractiveness and add to the appeal of our properties.  We have a limited $12.3 million capital improvements plan for 2009. This is less than what we spent in 2008, 2007 and 2006, which were $18.1 million, $32.1 million and $25.4 million, respectively. This plan will be funded solely from our existing cash and future cash flows. We will not spend any other significant amounts in 2009 on capital expenditures until we can determine the trend in our cash flows. As a result, our revenues are likely to be adversely impacted due to our inability to significantly re-invest in our properties. See our below Risk Factor entitled “We face significant competition in each market where we operate and other markets”.

We have on-going litigation that if resolved unfavorably could have a material negative impact on our liquidity. We are currently arbitrating and litigating a matter involving the City of Gary’s obligations to complete certain road and development projects at Buffington Harbor, the site of our Majestic Properties. In this arbitration and litigation matter, the City of Gary is contending that the current development agreement with the Majestic Properties is not enforceable. If the City of Gary prevails on this point, then we could be obligated to pay the City of Gary $4.5 million that would be due pursuant to the requirements of previous development agreements that would then be effective (see Item 3. Legal Proceedings, City of Gary, Indiana Development Obligations). We are also a party to significant tax disputes, including a tax dispute regarding the add back of gaming taxes when computing Indiana state income tax (see Item 3. Legal Proceedings, Majestic Star Income Tax Protest) and tax disputes over the assessment of real property at our Majestic Properties (see Item 3. Legal Proceedings, Majestic Star Property Assessment Appeals). If we were to not prevail on these tax matters, then we could be required to pay up to $4.1 million, plus interest, on the add back of gaming taxes when computing Indiana state income tax matter, and $13.9 million plus interest related to the assessments of real property matter.

The value of the collateral securing our Senior Secured Notes may not be sufficient to pay the amounts owed under our Senior Secured Notes.  As a result, holders of our Senior Secured Notes may not receive full payment.

Our Senior Secured Notes and the guarantees thereof are secured by a security interest in substantially all of our existing and future assets (other than certain excluded assets) and a pledge of the equity interest held by our parent, Majestic Holdco.  However, the security interests in our assets and the pledge of the equity interest held by our parent, Majestic Holdco, are contractually subordinated to the security interest and equity pledge held by or given to the lenders under our Senior Secured Credit Facility.

The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and other factors.  The collateral does not include contracts, agreements, licenses (including gaming and liquor licenses) and other rights that by their express terms prohibit the assignment thereof and the grant of a security interest therein.  Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.  Some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in liquidation.  To the extent that liens, security interests and other rights granted to other parties (including the lenders under our Senior Secured Credit Facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Senior Secured Notes and the holders of the Senior Secured Notes to realize or foreclose on that collateral.  Consequently, we cannot assure Senior Secured Note holders that liquidating the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay any amounts due under the Senior Secured Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral.

The actions of the Senior Secured Note holders and the trustee to the Senior Secured Notes are limited pursuant to an intercreditor agreement as described in the prior Risk Factor entitled “An event of default exists under our debt agreements and we have initiated discussions with our creditors to restructure our debt. It is unlikely that any restructuring can be consummated outside a Chapter 11 of the U.S. Bankruptcy Code proceedings.  Actions, or inactions, of the lenders to our Senior Secured Credit Facility to exercise remedies with respect to the collateral could delay liquidation of the collateral.  The gaming license process in the jurisdictions in which we operate casinos, along with bankruptcy laws and other laws relating to foreclosure and sale also could substantially delay or prevent the ability of the trustee or any holder of our Senior Secured Notes to obtain the benefit of the collateral securing the Senior Secured Notes. Such delays could have a material adverse effect on the value of the collateral.

In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, do not secure the Senior Secured Notes.  As a result, upon any distributions to our creditors, whether in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt, lenders under our Senior Secured Credit Facility and the lenders of furniture, fixture and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to the holders of the Senior Secured Notes from such proceeds.

Consequently, there is a significant risk that the liquidation of the collateral securing the Senior Secured Notes would not produce proceeds in an amount sufficient to pay the amounts due under the Senior Secured Notes after also satisfying the obligations to pay our Senior Secured Credit Facility lenders and purchase money lenders, even if the fair market value of the collateral securing the Senior Secured Notes would be sufficient, absent our Senior Secured Credit Facility and purchase money debt, to pay all amounts due under the Senior Secured Notes. If the proceeds of any sale of collateral are not sufficient to repay all amounts due under the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

The lenders under our Senior Secured Credit Facility and the trustee of our Senior Secured Notes could foreclose on, and acquire control of, substantially all of our assets thus limiting the recovery to our Senior Note holders.

The Senior Notes and the guarantees thereon are unsecured.  The Senior Secured Notes and our Senior Secured Credit Facility are secured by a security interest in substantially all of our existing and future assets (other than certain excluded assets) and a pledge of the equity interests held by our parent, Majestic Holdco, subject to certain limitations.  As a result of these security interests, the trustee of the Senior Secured Notes and the lenders under our Senior Secured Credit Facility are entitled to foreclose on all of our assets (subject to certain exceptions) and liquidate those assets in accordance with the intercreditor agreement.  Similarly, in a bankruptcy or liquidation, Senior Notes holders may not receive any payment on the Senior Notes except to the extent that the value of the assets subject to the security interests of our secured creditors exceeds our secured debt or the value of assets not subject to security interests.  Accordingly, we will likely not have sufficient funds to pay amounts due under the Senior Notes.  As a result, Senior Notes holders may lose a portion of or the entire value of an investment in the Senior Notes. Further, to the extent the proceeds of the collateral securing the Senior Secured Notes is insufficient to pay the claims of such note holders in full, the holders of the Senior Secured Notes will also hold an unsecured claim.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets at the end of each fiscal year. In addition, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test long-lived assets for impairment if a triggering event occurs.

Due to continued weakness in our operating results and the expectation that we would not be able to make the scheduled interest payment on our Senior Secured Notes and Senior Notes when due on October 15, 2008, we determined that a triggering event (“Triggering Event”) occurred and we conducted the step one analysis under SFAS No. 142. Based on that step one analysis, an indication of impairment existed at our Majestic Properties. We did not have sufficient time to complete the second step evaluation of goodwill and other indefinite-lived intangible assets as required by SFAS No. 142 prior to filing our Form 10-Q for the quarter ended September 30, 2008. However, given the significance of the indication of impairment from the step one analysis, we made the decision to take an estimated non-cash impairment charge of $41.5 million of goodwill at Majestic Star II, which was originally recorded from the acquisition of Trump Indiana, Inc. (“Trump Indiana”) which was acquired in December 2005 (the “Trump Acquisition”), in our interim financial statements for the quarter ended September 30, 2008.

Since the Triggering Event, we have continued to see significant negative industry and economic trends and increased competition, which have caused our cash flows to continue to deteriorate. We believe that, until economic conditions improve, our future cash flow could be further reduced and, based on our projections, further significant write downs and impairment charges could be required. If we are required to record additional impairment charges, this could have a material adverse affect on our consolidated financial statements.

As a result of our projections reflecting diminishing cash flows, in conjunction with the preparation of our financial statements for the year ended December 31, 2008, we recorded a $64.3 million non-cash impairment charge to write-down certain portions of our intangible assets at Majestic Star II. This non-cash impairment charge is in addition to the non-cash impairment charge for goodwill recognized at Majestic Star II in our interim financial statements for the quarter ended September 30, 2008.

We will be unable to fund the interest expense due on the notes issued by our parent, Majestic Holdco.

Beginning October 15, 2008, the interest on the 12 ½% Senior Discount Notes due 2011 (“the Discount Notes”), issued by our parent, Majestic Holdco, will need to be serviced with cash, with the first payment due on April 15, 2009. Previously, the Discount Notes paid interest in kind. Majestic Holdco has no assets or operations. Thus, Majestic Holdco has no ability to directly pay the interest on the Discount Notes. In addition, the indentures and loan and security agreement, which govern our various debt obligations, preclude us from making distributions to Majestic Holdco when an event of default exists under our debt obligations. Neither we nor any of our direct or indirect subsidiaries are a guarantor of the Discount Notes. Neither our equity nor our assets or any of our direct or indirect subsidiaries secure the Discount Notes.  As a result of Majestic Holdco having no assets or operations, and no security interest in us, Majestic Holdco will not have funds to pay amounts due under the Discount Notes and currently does not expect to make the interest payment due on April 15, 2009.  As a result, Discount Note holders may lose a portion of or the entire value of an investment in the Discount Notes.

Our financial condition creates greater concern and uncertainty for gaming regulators, vendors and employees.

Gaming regulators in Indiana, Mississippi and Colorado may more closely scrutinize our operations, require us to maintain greater cash balances than normal at our casino operations and evaluate us more closely when re-licensing our casino properties. Critical vendors may elect not to do business with us and our casino properties or require us to pay for products and services upon delivery. Key employees may elect to leave during this period and we believe it could be very difficult finding suitable replacements for departed employees.  Our customers may decide to reduce or stop visiting our casino properties due to our current financial situation, which could have a material impact on our financial performance.

We face significant competition in each market where we operate and other markets.

We face significant competition in each of the markets in which our gaming facilities are located as well as from new potential gaming markets. Many of our competitors have significantly greater name recognition, national presence and financial, marketing and other resources than we do. Our properties currently compete principally with other gaming properties in or near Illinois, Indiana, Mississippi and Colorado. Our competitors continue to make capital improvements to their properties. These new capital improvements will likely increase competition significantly and could negatively impact our operations.

Our Majestic Properties has yet to experience a full year impact to operating results from the projects in the northwest Indiana market described below.  To date, these projects have had or are expected to have a significant impact on the operations and cash flows of our Majestic Properties, particularly since we have very limited access to capital to improve our casino facilities and provide other amenities in order to remain competitive in the northwest Indiana market. In 2008, the Majestic Properties provided 66% of the operating cash flows from our casino properties.

•
In July 2008, Harrah’s Entertainment completed a $500 million renovation and expansion of its Horseshoe Casino in Hammond. The facility more than doubled the size of their existing facility, making it the largest gaming establishment in the greater Chicago area.

•
In January 2009, Boyd Gaming completed construction of a $130 million expansion to their Blue Chip Casino facility in Michigan City, Indiana. The expansion includes a second hotel tower and other amenities.

•
In September 2007, Ameristar Casinos acquired Resorts East Chicago in Indiana. In June of 2008, Ameristar completed a remodeling of the facility, including significant new slot product, and rebranded it as Ameristar Casino Hotel.

The Illinois state government continues to consider options that would expand gaming, possibly allowing new casinos in the Chicago area or more gaming devices at existing casinos. An expansion of gaming in the Chicago area could have an adverse effect on our operations and cash flows at our Majestic Properties.

In Tunica, Mississippi, a competitor completed an extensive remodeling and re-branding of its property in June 2008. Fitzgeralds Tunica property management believes that the remodeled and rebranded property has increased competition for Fitzgeralds Tunica as both properties market and promote to a similar customer.

Ameristar Black Hawk is adding a 536-room, 33-story hotel to its facility in Black Hawk, which is expected to be completed in the second half of 2009. At this time, we cannot determine what effect this will have on the Black Hawk market as Black Hawk has previously been a day-trip market with a limited number of hotel rooms.

In addition, we compete with gaming facilities nationwide, including casinos located on Native American reservations and other land-based casinos in Nevada and Atlantic City, and to some extent, with other forms of gaming, including state-sponsored lotteries, Internet gaming, on- and off-track wagering, slot parlors, race tracks with slot machines, and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future.

New casino facilities and the expansion of existing facilities will impact our ability to remain competitive in our markets in the event we are unable to improve our facilities.

Our business may be adversely affected by legislation prohibiting smoking.

Legislation in various forms to ban indoor smoking has recently been enacted or introduced in many state and local jurisdictions. On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. The smoking ban has impacted the financial results of our Fitzgeralds Black Hawk property throughout 2008. We cannot quantify the impact to our operations, as there have been a number of other factors impacting the property.

We also believe that there will be future legislative initiatives to ban smoking on casino floors in jurisdictions where bans currently do not exist. Indiana and Mississippi currently do not have bans in place that preclude smoking on the casino floor. However, in the current Indiana legislative session, legislation was drafted that would prohibit smoking in all public places, including casino floors.  This legislation was amended to exempt casino floors from the smoking prohibition. If legislation is enacted in which bans were put in place in Indiana and/or Mississippi, then the Majestic Properties and/or Fitzgeralds Tunica could experience weaker casino volumes and financial results.

Our operations are highly taxed and may be subject to higher taxes in the future, and we have ongoing tax disputes.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property, payroll, franchise and income taxes. From time to time, state and local governments have increased gaming and property taxes (including on a retroactive basis), such as in Indiana with our Majestic Properties, and such increases can significantly impact the profitability of gaming operations. Any material increase in or the adoption of additional taxes or fees would have a material adverse effect on our future financial results. In addition, we and certain of our subsidiaries are a party to certain ongoing tax protests and audits which, if adversely determined, could have a material adverse effect on our future financial results and cash flows. See Item 3. Legal Proceedings for a discussion of our tax matters.

Extensive government regulation continuously impacts our operations.

The ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local governmental entities and agencies. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines or forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions could have a material adverse effect on us. See Item 1. Business, Government Regulation and Licensing for further information.

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

As of December 31, 2008, we employed approximately 2,700 persons of whom approximately 14.8% are represented by unions and subject to collective bargaining agreements. A strike, work stoppage or other slowdown could significantly disrupt our operations, which could have a material adverse effect on our operations and financial results.

Our various collective bargaining agreements are in effect for various periods ending between April 2009 and July 2011. We have begun negotiating an agreement with the Steelworkers Union which represents the slot technicians at Majestic Star. The existing contract, involving 7 employees, expires April 1, 2009. At this time we cannot determine the outcome of the negotiations or if we will arrive at acceptable terms. Of our work force, 11.7% are covered by union contracts that expire in 2009. Certain of our non-unionized workforce have been the subject of union organizing efforts and other segments of our workforce could become subject to such efforts, which could cause additional labor costs and increase the union related risks we now face.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                         PROPERTIES

The Majestic Properties is two riverboat casinos docked at Buffington Harbor in Gary, Indiana. The site has convenient access via either the Chicago Skyway or Interstate 80/94. We also own approximately 339 acres of property in and around Buffington Harbor.

Fitzgeralds Tunica is located on a 53-acre site in north Tunica County, Mississippi. The site is accessible via Interstate 55 and then Highway 61.

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk is accessible via Interstate 70 and then Highway 119. The Company also owns 2.45 acres directly behind Fitzgeralds Black Hawk.

See Item 1. Business, Gaming Facilities for additional information about our casino properties.

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

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including BMG, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs sought treble, compensatory and punitive damages plus interest and attorney's fees. Each of the casino defendants, excluding BMG, settled with the plaintiffs in May 2008, leaving BMG as the sole remaining defendant in the matter. On August 22, 2008, the Company settled with plaintiffs for $35,000, which the Company has paid. The Company previously had reserved $0.1 million for this matter.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on certain claims that are payable under its stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) breach of contract, (ii) unfair claims settlement practices, (iii) bad faith, and (iv) breach of fiduciary duty. The Company is seeking declaratory relief and damages for unpaid claims totaling approximately $0.7 million, punitive damages and attorneys’ fees. In May 2008, the Company amended its Complaint to include claims against the Insurance Provider’s managing general underwriter for breach of contract, bad faith and breach of fiduciary duty. In its Answer, the Insurance Provider denied that payment on the claims is owing and filed a counter-claim for rescission of the stop-loss contracts, declaratory relief, breach of contract and negligent misrepresentation relating to the number of enrolled, eligible participants in the health plans. The Insurance Provider seeks damages totaling $0.1 million plus prejudgment interest or, in the alternative, unspecified damages believed to total $0.3 million for its alleged losses under the contracts.  The Company believes it is entitled to a substantial recovery on its claims which include both contract and tort claims and believes the Insurance Provider’s counter-claim is without merit. The parties were unsuccessful in their attempt to resolve their claims through a mediation held on November 19, 2008; however, they continue to engage in informal settlement discussions.  Should the negotiations not be successful, the Company intends to vigorously prosecute its claims and defend the counter-claims at trial which is currently expected to begin in late 2009. The parties are in the discovery stage of litigation and at this time the Company cannot determine with certainty the outcome of the litigation or the likelihood or the amount of any recovery.

Construction Litigation. On January 15, 2007, BCG entered into a Joint Prosecution "Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”). The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005. As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against three contractors involved in the storm sewer drain project (“Contractors”). It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on the part of the Contractors involved in the storm sewer drain project. The Company estimates its total claim for the loss to be approximately $4.3 million. As of December 2008, the Company had received $2.9 million in settlement payments from the insurance carrier. On July 24, 2008, the Company reached an agreement with the Insurer whereby the Company would receive 12.5% of any recovery from the Contractors after expenses. In August 2008, the Company and the Insurer agreed to release their claims against the Contractors in exchange for the payment of $0.8 million, with one of the Contractors, Lyman Henn, Inc. agreeing to pay $0.5 million of that amount.  Lyman Henn, Inc. is now disputing the enforceability of its agreement to pay that amount.  The Company and the Insurer have moved to enforce the agreement. A hearing on that motion was held on March 16, 2009 and the court granted the Company’s motion to enforce the agreement. The other two Contractors did not dispute their agreement to pay $0.3 million and paid that sum in January 2009. The Company has received its agreed upon share of the $0.3 million recovery after expenses. At this point in time, the Company is unable to assess with certainty the amount or likelihood of recovery from Lyman Henn, Inc.

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add-back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that nonresident withholding taxes did not apply for the fiscal year 1996 and the period January 1, 1998 through 2002. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

BDI's nonresident shareholder has been assessed $0.2 million, plus penalties and interest, for 2003. That assessment was protested by BDI’s nonresident shareholder to the legal division of the Department of Revenue. The Department held a hearing on the 2003 protest on December 5, 2006, and issued its ruling on March 14, 2007.  In that ruling, the Department sustained the shareholder’s protest of the imposition of a negligence penalty. The Department denied the protest of the amount of tax assessed.  An appeal of that ruling was filed with the Indiana Tax Court on May 14, 2007.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back state gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the nonresident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company and BDI continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued in the Company’s financial statements relating to this matter.

Should the Company or the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company may make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. For the years subsequent to 2003, BDI’s nonresident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

Majestic Star Property Assessment Appeals.  Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment from the Calumet Township (County of Lake, Indiana) Assessor (a) dated July 20, 2007 updating the assessed valuation of the Company's riverboats effective March 1, 2006 retroactive for the period January 1, 2006 through December 31, 2006, and (b) dated January 21, 2009 updating the assessed valuation of the Company's riverboats effective March 1, 2007 retroactive for the period January 1, 2007 through December 31, 2007. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively, for 2006 and 172.3% and 184.1%, respectively, for 2007. With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006 and by $4.3 million over 2005 for the period January 1, 2007 through December 31, 2007. There is currently significant uncertainty regarding property tax rates for the period January 1, 2008 through December 31, 2008, as further described below. As such, the Company estimates that the increased property taxes for 2008 over 2006 could range between $2.7 million, assuming a 3.9% effective tax rate, and $5.2 million, assuming an effective tax rate of 7.5%, which is consistent with prior year property tax rates levied against the Majestic Properties’ real property. The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels exceed their market values, which are the applicable standard for assessing real property in Indiana, and are thus excessive and unsupportable. The Company has initiated administrative appeals of the vessels' assessments for both the March 1, 2006 and 2007 assessment dates. While the appeals are pending, the Company will accrue and pay property taxes for the vessels based on the 2005 year's assessed values, as the Company believes the 2006 and 2007 assessed values should not exceed the 2005 year’s assessed values. As of December 31, 2008, the Majestic Properties has established reserves of $3.4 million. If the increased assessments are ultimately upheld, the Company will be required to take an additional charge to earnings of between $8.0 million and $10.5 million, in addition to interest. With the exception of payment of taxes based on the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008 and all 2007 tax bills were received in January 2009 and paid in February 2009. No property tax bills have been received for 2008.

On February 6, 2009, the Company initiated an administrative appeal to challenge notices of assessment it received from the Calumet Township Assessor increasing the assessed valuation of eight other parcels of real estate owned by the Company in Lake County, Indiana effective March 1, 2007 retroactive for the period January 1, 2007 through December 31, 2007. These included notices that the property tax assessments of the eight parcels, combined, were to be increased from the March 1, 2006 assessment by 37.4%. With these new assessments, the combined real property tax expense for the eight parcels exclusive of interest would have increased by $0.8 million for the period January 1, 2007 through December 31, 2007 and between $0.5 million and $1.0 million for the period January 1, 2008 through December 31, 2008 based on the assumptions noted below for 2008. The Company initiated the appeals as a protective measure while it further investigates the methodology used by the Calumet Township Assessor to assess the eight parcels and evaluates whether such assessments are excessive. While the appeals are pending, the Company has accrued and paid property taxes for the parcels based on the 2006 year's assessed values.

Real and personal property taxes for calendar year 2008, payable in 2009, will be eligible for “circuit breaker” credits under current law. These credits will reduce the effective tax rate applicable to the assessed valuation of the Company’s property. The extent of the reduction depends in part on the outcome of an appeal filed December 5, 2008 with the Distressed Unit Appeals Board (“DUAB”) by the City of Gary and other taxing units. If the DUAB and related appeals are granted in full, the effective tax rate for calendar year 2008 property tax payable in 2009 would be approximately 5% according to the City’s projections, determined in accordance with current circuit breaker legislation. If those appeals are denied in full, the effective tax rate for calendar year 2008 property taxes payable in 2009 would be approximately 3.9%. Given the significant uncertainty regarding property tax rates for calendar year 2008, payable in 2009, and the previously discussed disputes over assessed valuations, the Company has elected to use a property tax rate of 7.5% for determining its 2008 property tax accrual. The property tax rate being used by the Company is consistent with previous tax rates levied on the Majestic Properties’ real property.

It is too early to predict the outcome of the Majestic Properties real property tax matters. The range of likely outcomes is between $0 and $14.0 million, exclusive of interest. There is no way to tell if any amount in this range is more likely than any other.

City of Gary, Indiana Development Obligation. On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”). Trump Indiana, Inc. also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). In conjunction with the Company’s closing of the Trump Acquisition, the Company, Trump Indiana and the City entered into the Amended Majestic Development Agreement dated October 19, 2005. See Note 6 – City of Gary, Indiana Development Obligation.

The current mayor of the City, who took office on April 7, 2006, claims that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that the City be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion County Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Superior Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

The Company filed the arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties. If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement. The additional 1% due to the City attributed to Majestic Star II would equal $4.5 million.

Effective for the tax period January 2008, the Company began depositing the economic incentive funds payable to the City for 2008 under the Amended Majestic Development Agreement in a segregated bank account. On May 2, 2008, the Marion County Superior Court denied the City's motion for a preliminary injunction to require the Company to resume payment to the City of the economic incentive funds pending resolution of the case.

The City appealed the denial of its injunction motion to the Indiana Court of Appeals (No. 49A02-0807-CV-00625), filing its appellate brief on July 30, 2008. After a stay to permit the parties to explore settlement, which expired November 30, 2008, the Company timely filed its appellate brief with the Indiana Court of Appeals on January 20, 2009, as did the Indiana Gaming Commission (which supports the Company’s position on the proper trial court venue for the action, and has remained neutral on the City’s attempt to require the Company to resume payments of the economic incentive funds). Though the City’s appellate reply brief was due on or about February 9, 2009, the City has filed no reply brief and the Company’s counsel believe it is likely that the Court of Appeals now views the appeal as fully briefed. The Company does not anticipate oral argument will be held before the Court of Appeals but expects a ruling on the briefs.

On August 22, 2008, the Company and City entered into an interim settlement agreement whereby (i) the withheld economic incentive funds, deposited at the time in the segregated bank account, which totaled $4.4 million, were paid to the City for the City’s unrestricted use, (ii) the monies in the Lakefront Capital Improvement Fund, which totaled $3.2 million, were paid to the Company and (iii) the parties requested a stay of proceedings until November 30, 2008. Beginning in September 2008, the Company resumed depositing the economic incentive funds into the segregated bank account, which action the City acknowledges but disputes the Company’s right to do so. As of December 31, 2008, the balances in the segregated economic incentive fund and the Lakefront Capital Improvement Fund bank accounts were $1.6 million and $0.5 million, respectively.  It is too early to determine with certainty, the outcome of the arbitration or litigation or the amount or likelihood of any recovery from the City.

The Majestic Star Casino, LLC Group Health Benefit Plan Litigation. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against the Company’s Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of BMG, an individual covered under the Plan (“Employee”). The action is governed by the Employee Retirement Income Security Act of 1974, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”). The Company filed a motion for the Court to reconsider (“Motion to Reconsider”) which was denied by the Court on July 31, 2008. On August 28, 2008, the Company filed a Notice of Appeal to appeal to the United States Court of Appeals for the 6th Circuit (“Court of Appeals”), the Order issued on March 20, 2008 and the order of July 31, 2008 denying the Motion to Reconsider. In the event the Plan is ultimately found liable on appeal, the Company believes that the claim may not be covered by the Company’s Insurance Provider.

On April 21, 2008, the Company filed a Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay”), and on May 1, 2008 the Plaintiff filed a Plaintiff’s Response to Defendant’s Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay Response”). The Motion to Stay Response requested the Court to require the Company to either pay an amount equal to the judgment as security, or post a bond that secures payment once the judgment becomes final. On May 13, 2008, the Court granted the Motion to Stay and on June 16, 2008 granted the Company’s request to deposit funds in the amount of the judgment with the Clerk of the Court, in lieu of posting a bond. Accordingly, the Company deposited $0.4 million with the Clerk of the Court, which is the amount of the judgment.

On August 8, 2008, the Plaintiff filed a motion for attorney fees, prejudgment interest and costs. On November 4, 2008, the Court granted Plaintiff’s motion and awarded prejudgment interest in the amount of $40,000. The amount of the attorney fees awarded has not yet been determined by the Court. On November 24, 2008, the Company filed a Notice of Appeal to appeal to the Court of Appeals the Court’s award of attorney fees and prejudgment interest. On November 26, 2008, the Court of Appeals consolidated the two appeals filed by the Company into a single proceeding before the Court of Appeals. The Company’s appellant brief was filed on January 20, 2009 and the Appellee Brief was filed February 19, 2009. The Company filed its Reply Brief on March 5, 2009. In anticipation of any payments for which the Company may ultimately be liable, the Company has accrued $0.1 million for pre-judgment interest and plaintiff’s estimated attorney fees. At this point in time, the Company is unable to assess with certainty the ultimate resolution of the litigation, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

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

We did not pay any cash dividends during the past three years, and have no current plan to pay any cash dividends in the near term. We are restricted in our ability to pay dividends under various covenants of our debt agreements and are prohibited from doing so when in default under such agreements.

ITEM 6.                      SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The accompanying financial data includes operating results for the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk for the full year.

	For The Years Ended December 31,
	2008 (1)	2007	2006	2005 (2)	2004
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Net revenues	$330,973	$358,098	$354,233	$261,972	$260,511
Cost and expenses	418,383	323,108	308,573	233,241	226,761
Operating (loss) income	(87,410)	34,990	45,660	28,731	33,750
Interest expense, net (3)	(62,942)	(60,956)	(59,852)	(30,217)	(28,530)
Loss on extinguishment of
debt	-	-	-	(3,688)	-
Net (loss) income	(150,383)	(26,051)	(14,307)	(5,302)	5,019

	As of December 31,
	2008 (1)	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$57,750	$29,216	$25,532	$32,368	$16,722
Restricted cash	5,404	3,401	3,327	3,190	2,540
Investment in BHR, net	-	-	-	-	27,432
Total assets (3)	403,510	505,690	506,359	517,959	246,376
Current liabilities (4)	723,085	59,236	49,022	46,074	31,918
Long-term debt (3)	-	614,246	596,928	592,699	316,858
Total liabilities	723,085	673,482	645,950	638,773	348,776
Member’s deficit	(319,575)	(167,792)	(139,591)	(120,814)	(102,400)

Notes:

(1)	The 2008 financial data includes a $105.8 million non-cash impairment loss on assets.

(2)
The 2005 financial data includes 11 days of operating results related to the Trump Acquisition and Buffington Harbor Riverboats, L.L.C. (“BHR”), (including 100% of BHR’s operations rather than 50%, as BHR had formerly been a 50% joint venture of the Company and accounted for under the equity method of accounting). The 2005 financial data also includes 11 days of operations for Buffington Harbor Parking Associates (“BHPA”), which also became a wholly owned subsidiary as a result of the Trump Acquisition and a contribution of our affiliate’s 50% interest in BHPA to the Company.

(3)
Pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J) related to “pushdown” basis of accounting, the Company’s financial statements include $63.5 million principal amount of Majestic Holdco’s Discount Notes, and related financing costs, including amortization and interest on such debt. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes. The Company is restricted in the amount of cash that can be distributed to Majestic Holdco. The Discount Notes, net of discount, in the amount of $45.3 million were pushed down to the Company at December 31, 2005. In addition, financing costs of $2.8 million were pushed down. As of December 31, 2006, $51.1 million of Discount Notes, net of discount, and financing costs of $2.4 million were pushed down. As of December 31, 2007, $57.7 million of Discount Notes, net of discount, and financing costs of $1.9 million were pushed down. As of December 31, 2008, $63.5 million of Discount Notes, face amount at maturity, and financing costs of $1.4 million were pushed down. The 2008, 2007, 2006 and 2005 statements of operations include $5.8 million, $6.6 million, $5.8 million and $0.2 million, respectively, of interest expense related to the amortization of the discount and $0.5 million of amortization of deferred financing costs for 2008, 2007 and 2006 and $20,000 for 2005. For 2008, $1.7 million of interest expense that is now accruing and will be payable on April 15, 2009 has also been pushed down.

(4)	Due to the event of default, all debt, including the Discount Notes, totaling $643.4 million, has been classified within current liabilities at December 31, 2008.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning and include, without limitation, discussions of future actions or objectives, development and acquisition plans, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results.  Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements involve a number of risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those suggested by the forward-looking statements.  In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K and other factors described elsewhere in this report, as well as other factors that will be discussed in future reports filed or furnished with the SEC.  Given these risks and uncertainties, you should not place undue reliance on any such forward-looking statements in this Annual Report on Form 10-K, which speak only as of the date hereof.  Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future.  All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with or furnished to the SEC.

EXECUTIVE OVERVIEW

The Company

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor complex located in Gary, Indiana, a Fitzgeralds brand casino-hotel located in Tunica County, Mississippi and a Fitzgeralds brand casino located in Black Hawk, Colorado. See Note 15 – Segment Information to our Notes to the Consolidated Financial Statements.

Key Performance Indicators

At our casino properties, casino revenues, which contribute approximately 88% of our consolidated gross revenues, are the combination of our win at slots, table games and poker and are typically called slot revenues (for slot machine win), table games revenues (for table games win) and poker revenues (for poker win). We normally analyze slot revenues and table games revenues utilizing two principal components of each: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coin used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us. Slot machines win and table games hold percentages are variable and will fluctuate, particularly when measured over short periods of time. Higher-worth casino customers can significantly affect our win and hold percentages for a particular period. Poker revenue is generated by taking a percentage of the amounts wagered by poker players during a poker game.

Key Developments in 2008 and 2009

Developments that affected our results during 2008 and/or may affect future results include:

•
We did not make the October 15, 2008 interest payments of $24.0 million, in aggregate, with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period on November 14, 2008 which caused an event of default under the indentures governing the Senior Secured Notes and the Senior Notes as well as our Senior Secured Credit Facility (“Event of Default”).  As a result, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders also have the right to accelerate the maturity of amounts outstanding under our Senior Secured Credit Facility. The lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our equity and the equity of our subsidiaries as well as on our assets which secure such indebtedness. In addition, there is an Event of Default under the indenture governing the Discount Notes issued by our parent. Consequently, we have classified all debt within current liabilities in the Consolidated Balance Sheet as of December 31, 2008.

•
We have engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in our operating results and financial position. We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses. We are actively working with our advisors toward such a transaction that would address the decline in our operating results and modify our capital structure, including our outstanding indebtedness. Given the current valuations for regional gaming companies, such as ours, the weak economic environment, our diminishing cash flows, and the reduced availability of debt and equity capital in the U.S. markets, it is unlikely that any restructuring plan can be consummated outside a bankruptcy proceeding.

•
On October 7, 2008, we drew substantially all the funds remaining on the Senior Secured Credit Facility. Whereas we have been funding our negative working capital with advances under our revolver, we will be solely dependent upon cash generated from our operations to fund our debt service on our Senior Secured Credit Facility, maintenance capital expenditures and operating costs. In addition, as part of the restructuring process, we expect to incur significant restructuring costs which will further adversely impact our liquidity.

•
The spending and visitation habits of our casino customers have been negatively impacted by the weakening economy, rising unemployment and instability in the housing market.  In addition, higher costs have caused us to reduce spending on our outer market transportation programs, including junkets, and this has caused, in particular, a reduction of customers to our Fitzgeralds Tunica property. At this time we cannot predict when the spending/visitation habits of our customers will improve.

•
During 2008, we have seen competitors open new facilities, remodel and rebrand existing facilities and spend millions of dollars on new amenities. Our competitors continue to spend heavily to upgrade their casino facilities and amenities. See Item 1A. Risk Factors.

•
We substantially completed the expansion of Fitzgeralds Black Hawk in June 2008, incurring $36.0 million on this project. This expansion has added more amenities for our guests and increased the number of slot machines from approximately 600 to approximately 906 and included rebuilding the Masonic Building and Rohling Inn properties. We had a soft opening on June 25, 2008, and the grand opening on July 24, 2008; however, the opening occurred during weak market conditions and following a smoking ban instituted in Colorado on January 1, 2008. For the twelve months ended December 31, 2008, Black Hawk market revenues were down 12.5%. As a result, Fitzgeralds Black Hawk has not experienced the significant increases in operating cash flows that had been anticipated when the expansion was undertaken.

•
Given our commitments to complete the Fitzgeralds Black Hawk expansion, the lower cash flows from operating activities at our facilities and the limited availability under our Senior Secured Credit Facility, we did not make significant improvements to amenities and gaming operations at our Majestic Properties and Fitzgeralds Tunica during 2008. As a result, our revenues were adversely impacted and will likely be adversely impacted in the future due to our inability to significantly re-invest in the Majestic Properties and Fitzgeralds Tunica.

•
We continue to strive to control costs without hurting our competitiveness. However, given our inability to incur additional debt, the demands on our liquidity and our declining cash flows, it will be very difficult for us to compete without providing new or enhanced amenities to our customers. In the three- and twelve-month periods ended December 31, 2008, our promotional allowances decreased significantly and advertising and promotional expenses were relatively unchanged compared to the same periods in 2007 mainly due to the implementation of downloadable promotional credits at the Majestic Properties and a reduction in junket programs at Fitzgeralds Tunica. However, we may need to increase promotional and marketing expense to drive visitation to our casinos. We have a limited $12.3 million capital expenditure budget for 2009 for the purchase of new slot machines and conversions of existing slot machines and the remodeling the casino areas of the Majestic Properties and Fitzgeralds Tunica and the Fitzgeralds Tunica buffet. This is considerably less than what we spent for capital improvements in the prior three years.

•
We have seen casinos in northwest Indiana increase the number of lower denomination slot machines on their casino floors, particularly penny slot machines.  Penny slot machines have been one of the best performing slot denominations in the market and the Majestic Properties has seen good revenue performance within this segment; however, our future performance in the lower denomination slot machine segment is at risk as our competitors add more lower denomination slot machines, and in particular penny slot machines, to their casino floors.

•
On November 4, 2008, Colorado voters passed Amendment 50 which allowed the residents of the three gaming towns in Colorado to vote to extend casino hours of operation, approve the addition of roulette and/or craps and increase the maximum bet limit from five dollars to one hundred dollars. The voters of Black Hawk approved the changes to expand gaming on January 13, 2009. Implementation of the new provisions will occur subsequent to the issuance of appropriate changes in gaming regulations which we anticipate will be in effect by July 2, 2009. We believe the expansion of gaming as provided by Amendment 50 will positively impact revenue in Black Hawk in general and Fitzgeralds Black Hawk specifically.

The following tables set forth information derived from the Company's statements of operations (in thousands):

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2008	2007	Change	2006	Change
Net revenues:
Majestic Properties	$220,907	$240,573	-8.2%	$236,826	1.6%
Fitzgeralds Tunica	80,396	86,813	-7.4%	83,979	3.4%
Fitzgeralds Black Hawk	29,670	30,712	-3.4%	33,429	-8.1%
Total	$330,973	$358,098	-7.6%	$354,234	1.1%

Casino revenues:
Majestic Properties	$221,280	$247,500	-10.6%	$250,707	-1.3%
Fitzgeralds Tunica	78,002	84,975	-8.2%	88,349	-3.8%
Fitzgeralds Black Hawk	33,671	33,424	0.7%	36,058	-7.3%
Total	$332,953	$365,899	-9.0%	$375,114	-2.5%

Operating (loss) income :
Majestic Properties (1)	$(84,595)	$30,339	-378.8%	$35,183	-13.8%
Fitzgeralds Tunica	2,409	5,092	-52.7%	8,836	-42.4%
Fitzgeralds Black Hawk	2,282	5,962	-61.7%	8,060	-26.0%
Corporate (2)	(7,506)	(6,403)	-17.2%	(6,419)	-0.3%
Total	$(87,410)	$34,990	-349.8%	$45,660	-23.4%

Operating margin (3):
Majestic Properties	-38.3%	12.6%		14.9%
Fitzgeralds Tunica	3.0%	5.9%		10.5%
Fitzgeralds Black Hawk	7.7%	19.4%		24.1%
Total	-26.4%	9.8%		12.9%

(1)Operating loss for the year ended December 2008 includes a $105.8 million non-cash impairment loss on assets.
(2)Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.
(3)Operating margin is calculated by dividing operating (loss) income by net revenues.

Overall Operating Results – December 31, 2008 compared to December 31, 2007

The discussion of our consolidated financial results for the year ended December 31, 2008 compared to 2007 is inclusive of interest expense from the amortization of original issue discount and financing costs related to the pushdown of the Discount Notes of Majestic Holdco and the accrued interest thereon.

For 2008, consolidated net operating revenues were $331.0 million compared to $358.1 million for 2007, a decrease of $27.1 million, or 7.6%. Net revenues decreased $19.7 million at the Majestic Properties, $6.4 million at Fitzgeralds Tunica and $1.0 million at Fitzgeralds Black Hawk. Our consolidated net revenues were negatively impacted by the economic recession, high gasoline prices during the summer, increased competition in our markets, periods of poor weather and a smoking ban in Colorado, all of which reduced the gambling activity of our customers.

For 2008, compared to 2007, consolidated casino revenues, which comprised 88.5% of consolidated gross revenues in 2008, decreased $32.9 million, or 9.0%, to $333.0 million. Casino revenue decreased $26.2 million at the Majestic Properties and $7.0 million at Fitzgeralds Tunica and increased approximately $0.3 million at Fitzgeralds Black Hawk. Casino revenues were reduced at the Majestic Properties by $7.1 million due to the increased utilization of downloadable promotional credits. See Note 2 – Summary of Significant Accounting Policies to our Notes to the Consolidated Financial Statements. Food and beverage revenues decreased $2.2 million, or 8.5%, to $23.4 million from $25.6 million, primarily due to a decrease in casino customer volume. Promotional allowances were $45.1 million compared to $53.4 million, a decrease of $8.3 million, or 15.5%. Promotional allowances have decreased primarily as a result of the implementation of downloadable promotional credits at the Majestic Properties and a decrease in complimentaries at the Majestic Properties and Fitzgeralds Tunica.

Operating expenses increased $95.3 million, or 29.5%, to $418.4 million, which includes an impairment loss on assets of $105.8 million. Without the impairment loss on assets, operating expenses decreased $10.5 million, or 3.2%, to $312.6 million. Economic incentive tax City of Gary, net of refund, decreased by $1.9 million. We entered into an interim settlement agreement with the City of Gary in August 2008 whereby it was agreed that we would receive the full amount in the Lakefront Capital Improvement Fund.   We received $3.2 million per the settlement agreement, half of which, $1.6 million, we had previously expensed. See Item 3- Legal Proceedings.   Gaming taxes decreased $6.7 million, or 7.8%, due to a corresponding decrease in casino revenues. Food and beverage expenses decreased $2.5 million, or 23.8%, due to a corresponding decrease in food and beverage revenues and also due to improved operational efficiencies of the Majestic Properties’ food and beverage operations. Loss on disposal and write down of assets was lower by $0.8 million at $0.1 million compared to $0.9 million. In the prior year we incurred a $0.8 million charge for loss on disposal and write-down of obsolete slot machines. Casino expenses increased $1.0 million primarily due to increased payroll expense and also increased operating expenses at Fitzgeralds Black Hawk which resulted from their casino expansion. Corporate expenses increased $1.0 million, due to restructuring fees incurred. Depreciation and amortization expenses increased $1.0 million due to the Fitzgeralds Black Hawk expansion assets being placed into service during 2008 and the completion of the Fitzgeralds Tunica hotel project in 2007.

We recorded an operating loss of $87.4 million, which includes an impairment loss on assets of $105.8 million. Without the impairment loss on assets, operating income was $18.3 million, a decrease of approximately $16.7 million, or 47.6%, compared to $35.0 million for the prior year. Interest expense, net of interest income, was $62.9 million, an increase of $2.0 million, primarily due to increased debt outstanding on our Senior Secured Credit Facility and interest expense on the Discount Notes. Consolidated net loss was $150.4 million for 2008, an increase in net loss of $124.3 million compared to $26.1 million for the same period in 2007.

Segment Operating Results – December 31, 2008 compared to December 31, 2007

Majestic Properties

For 2008, net revenues at the Majestic Properties were $220.9 million compared to $240.6 million for 2007, a decrease of $19.7 million, or 8.2%.  Management believes this decrease was due to the economic recession and high gasoline prices during the summer as well as intensified competition in the northwest Indiana and neighboring markets. Casino revenues, which make up 91.8% of gross revenues, were $221.3 million, a decrease of $26.2 million, compared to $247.5 million for the prior year. Slot revenues decreased $26.3 million, or 13.1%, to $174.2 million from $200.5 million. Slot revenues were impacted by the utilization of downloadable promotional credits, which reduced slot revenues by $7.1 million, a decline in slot coin-in of 8.9% and a slightly lower slot hold percentage. Table games and poker revenues increased by $0.1 million, or 0.3%, to $47.1 million from $47.0 million, primarily due to a 5.3% increase in table games drop and a small increase in the table games hold percentage, offset by a 25.8% decrease in poker revenue. Table games drop increased primarily in baccarat as a result of our opening a new baccarat room in May 2007. Also contributing to increased table games volumes was play from higher worth customers. Food and beverage revenues were $10.5 million, a decrease of approximately $1.8 million, or 14.1%, from $12.3 million as a result of a decrease in casino customer volume and a reduction of operating hours in the buffet. Rooms revenue was $3.2 million, a decrease of $0.4 million, or 10.3%, from $3.6 million, due to a decrease in hotel occupancy of 8.4%. Promotional allowances decreased $8.6 million, or 29.9%, due to the utilization of downloadable promotional credits which significantly reduced the amount of promotional cash coupons mailed to and redeemed by our customers and a decrease in complimentary food provided to our casino customers.

Operating expenses increased $95.3 million, or 45.3%, to $305.5 million, which includes an impairment loss on assets of $105.8 million. Without the impairment loss on assets, operating expenses were $199.7 million for 2008 compared to $210.2 million, a decrease of approximately $10.5 million, or 5.0%. Economic incentive tax - City of Gary, net of refund, decreased by $1.9 million due to the interim settlement agreement with the City of Gary as discussed above. Gaming taxes decreased $5.8 million resulting from a corresponding decrease in gaming revenues. Food and beverage expenses decreased $2.3 million as a result of the decrease in food and beverage revenues, improved operational efficiencies of the food and beverage operations and a reduction in the buffet’s operating hours. In the 2007 period, the Majestic Properties recorded a loss on disposal and write down of obsolete slot machines of $0.8 million. A similar loss was not recognized in 2008. Casino expenses increased $1.2 million, primarily due to increased payroll expense and increases in slot lease expense.

For 2008, we recorded an operating loss of $84.6 million, which includes an impairment loss on assets of $105.8 million. Without the impairment loss on assets, operating income for the Majestic Properties was $21.2 million compared to $30.3 million for 2007, a decrease of approximately $9.1 million, or 30.2%.

Fitzgeralds Tunica

For 2008, net revenues at Fitzgeralds Tunica were $80.4 million compared to $86.8 million for 2007, a decrease of $6.4 million, or 7.4%. Increased revenues in the first quarter of 2008 were reversed in the subsequent quarters as a result of the economic recession, enhanced promotions from our competitors, improvements to competitors’ facilities, which provided new and improved amenities and reduction in our outer market and junket programs due to higher costs associated with these programs. Casino revenues, which comprised 79.5% of gross revenues in 2008, were $78.0 million, a decrease of $7.0 million, or 8.2%, compared to $85.0 million for the prior year. Slot revenues decreased $5.8 million, or 7.9%, to $68.5 million from $74.3 million due to a decrease in slot coin-in of 11.0% partially offset by a slight increase in slot hold. Table games revenues decreased approximately $1.2 million, or 10.6%, to $9.5 million from $10.7 million, due to a 14.2% decrease in table games drop partially offset by an increase in the table games hold of 0.7 percentage points. Rooms revenue increased $0.2 million, or 3.0%, due to an increase in complimentary rooms offered to our casino customers and an increase in rooms available for sale resulting from a room remodel project that took rooms out of service during the 2007 period. Food and beverage revenues decreased $1.0 million, or 8.9%, due to a decrease in complimentary food and beverage offered to our casino customers.  Promotional allowances decreased $1.6 million as a result of this decrease in complimentary food and beverage sales as well as decreases in other promotional items.

Operating expenses were $78.0 million for 2008 compared to $81.7 million, a decrease of $3.7 million, or 4.6%. Advertising and marketing expenses were reduced by $1.2 million to compensate for the reduction in revenues. Casino expenses decreased $1.1 million, primarily due to a decrease in the cost of complimentaries provided to casino customers. Gaming taxes decreased $0.9 million due to a corresponding decrease in gaming revenues. General and administrative expenses decreased $0.5 million, due to a reduction in legal fees. In 2007, we accrued for the settlement of a lawsuit.

For 2008, operating income for Fitzgeralds Tunica was $2.4 million compared to $5.1 million in 2007, a decrease of $2.7 million, or 52.7%.

Fitzgeralds Black Hawk

For 2008, net revenues at Fitzgeralds Black Hawk were $29.7 million compared to $30.7 million in 2007, a decrease of $1.0 million, or 3.4%. The decrease in net operating revenues is due to intensified competition in the Black Hawk market, periods of poor weather, a smoking ban in Colorado that went into effect for casinos on January 1, 2008, as well as the economic recession and higher gas prices in the summer. However, due to the opening of our casino expansion in June 2008, revenues increased in the third and fourth quarters. Casino revenues, which comprised 91.3% of gross revenues in 2008, were $33.7 million, an increase of approximately $0.3 million, or 0.7%, compared to $33.4 million for the prior year. Slot revenues increased approximately $0.5 million, or 1.4%, to $33.1 million from $32.6 million, due to a 0.4 percentage point increase in slot hold percentage partially offset by a 5.7% decrease in slot coin-in. Table games revenues decreased by $0.2 million, or 24.8%, to $0.6 million from $0.8 million due to a decline in table games drop of 13.0% and a decline in the table games hold of 2.9 percentage points. Food and beverage revenues increased approximately $0.5 million, or 27.0%, to $2.6 million from $2.1 million due to an increase in complimentaries provided to our casino customers and the opening of a new restaurant as part of our expanded property. Promotional allowances increased $1.9 million as we increased direct mail cash coupons, complimentary promotional items and complimentary food and beverage sales in an effort to drive guest volume and to celebrate the opening of our casino expansion.

Operating expenses were $27.4 million for 2008 compared to $24.7 million, an increase of approximately $2.7 million, or 10.7%. Casino expenses increased $0.8 million, or 9.0%, due to our expanded casino operation. Advertising and promotional expenses increased $0.3 million, or 14.0%, to create awareness of our new and expanded casino. General and administrative expenses increased $0.5 million, or 10.7%, primarily due to increased property taxes and sewer fees associated with the expansion of the facility. Depreciation and amortization expense increased $1.1 million, or 44.9%, due to the completion of our expansion project.

For 2008, operating income for Fitzgeralds Black Hawk was $2.3 million compared to $6.0 million for 2007, a decrease of $3.7 million, or 61.7%.

Corporate

Corporate operating expenses were $7.5 million for 2008, compared to $6.4 million for 2007. The increase was primarily due to $1.5 million of restructuring charges in 2008. No restructuring charges were incurred in 2007.

Other Expense

Other expense increased $1.9 million to $63.0 million for 2008 compared to $61.1 million for 2007. The majority of the increase is interest expense associated with our and Majestic Holdco’s debt.

Overall Operating Results – December 31, 2007 compared to December 31, 2006

The discussion of our consolidated financial results for the year ended December 31, 2007 compared to 2006 is inclusive of interest expense from the amortization of original issue discount and financing costs related to the pushdown of the Discount Notes of Majestic Holdco.

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

Segment Operating Results – December 31, 2007 compared to December 31, 2006

Majestic Properties

Net revenues for the year ended December 31, 2007 were $240.6 million at the Majestic Properties compared to $236.8 million for the same period in 2006, an increase of $3.8 million, or 1.6%.  Casino revenues, which make up 91.9% of gross revenues, were $247.5 million, a decrease of $3.2 million, compared to $250.7 million for the prior year. Slot revenues, which decreased $10.4 million, or 4.9%, to $200.5 million from $210.9 million, were reduced by $5.6 million due to the utilization of downloadable promotional credits and by a 5.2% decrease in slot coin-in. Table games and poker revenues increased by $7.2 million, or 18%, to $47.0 million from $39.8 million, primarily due to a 19.0% increase in table games drop.  Food and beverage revenues were $12.3 million, an increase of $8.1 million, from $4.2 million, resulting from our taking control of, and improving, the food and beverage outlets in the Buffington Harbor pavilion, along with the opening of a new restaurant outlet. Other revenues increased $0.8 million, or 14.8%, and hotel revenues increased $0.5 million, or 14.7%. Promotional allowances increased $2.3 million, or 8.7%, due to greater emphasis earlier in the year toward providing cash promotions and complimentary food to attract patrons and build customer loyalty.

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

Fitzgeralds Tunica

Net revenues for the year ended December 31, 2007 were $86.8 million at Fitzgeralds Tunica compared to $84.0 million for the same period in 2006, an increase of $2.8 million, or 3.4%. Casino revenues, which make up 80.0% of gross revenues, decreased 3.8%, or $3.3 million, to $85.0 million in 2007 compared to $88.3 million in 2006. Slot revenues decreased $3.9 million, or 5.0%, to $74.3 million from $78.2 million due to the utilization of downloadable promotional credits. Table games revenues increased by $0.6 million, or 5.5%, to $10.7 million from $10.1 million, primarily due to a 14.0% increase in table games drop. Food and beverage revenues were $11.3 million, an increase of $1.2 million, or 12.2%, from $10.1 million, resulting from an increase in complimentary meals provided to our customers in order to increase casino volumes. Hotel revenues increased $0.5 million, or 6.4%, and other revenues increased $0.3 million, or 26.1%. Promotional allowances decreased $4.1 million, or 17.6%, due to the utilization of downloadable promotional credits which significantly reduces the amount of promotional cash coupons mailed and redeemed by our customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2008 (amounts in thousands):

	Payments Due by Year Ended (1)
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt (2)	$500,000	$-	$-	$-	$-	$-	$500,000
Credit facility (2)	79,336	-	-	-	-	-	79,336
Capital leases	592	-	-	-	-	-	592
Development agreement (3)	6,000	6,000	6,000	6,000	6,000	-	30,000
Operating leases	454	150	78	29	-	-	711
Interest on
Long-term debt (4)	-	-	-	-	-	-	-
Credit facility (5)	5,054	1,312	-	-	-	-	6,366
Total	$591,436	$7,462	$6,078	$6,029	$6,000	$-	$617,005

(1)Excludes any amounts related to the debt of Majestic Holdco. Such debt of our parent company has been pushed down to us. See Note 10 – Long Term Debt in the Notes to Consolidated Financial Statements.

(2)Due to the Event of Default that exists with our long term debt and credit facility, the amounts outstanding are reflected within current liabilities on our Consolidated Balance Sheet as of December 31, 2008 and are reflected in the 2009 column in this table.

(3)On December 21, 2005, Majestic Star and Trump Indiana entered into an amended development agreement with the City, which, among other things, requires us to pay to the City an economic incentive payment equal to 3% of the adjusted gross receipts of the Majestic Properties, but in no event less than $6.0 million per year. Because this is a continuing obligation for the Company, we cannot estimate an amount to include in the Thereafter column. See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

(4)At December 31, 2008 we had $34.8 million of accrued interest. This includes $24.0 million in aggregate interest on the Senior Secured Notes and Senior Notes which was due on October 15, 2008 and has not been paid. Interest is being computed on this unpaid interest at the default rate which is 1% greater than the interest rate for the Senior Secured Notes (10.5% including default interest) and Senior Notes (10.75% including default interest).

(5)Variable rate of 5.75% is calculated as bank base rate (which is the agent bank’s prime rate, 3.25% at December 31, 2008) plus 0.5% margin, plus default interest of 2.0%. We have included and intend to pay interest on the credit facility through maturity date even though we have included the principal on the credit facility in the 2009 column.

At December 31, 2008, our debt level, not including the Discount Notes and the unpaid October 15, 2008 interest payments, increased to $579.9 million from $556.7 million at December 31, 2007. The primary reasons for the increase in our debt were lower cash flow from operating activities and the funding of the Fitzgeralds Black Hawk expansion, which affected our ability to pay down the balance on our Senior Secured Credit Facility, and the drawing of $8.2 million on the Senior Secured Credit Facility. For the year ended December 31, 2008, cash provided by operations was $25.7 million as compared to $29.1 million for the year ended December 31, 2007. Cash flow from operating activities was impacted by the significant competition we have experienced in all of our markets, generally weak economic conditions, including high gasoline prices during the summer, which have reduced visitations and amounts wagered by our customers, and the smoking ban in Colorado that went into effect on January 1, 2008, which prohibits gamblers at our Fitzgeralds Black Hawk property from smoking within the casino. A discussion of the competitive environment in which our casinos compete is presented above under Item 1A. Risk Factors, “We face significant competition in each market in which we operate and other markets.”

We had unrestricted cash and cash equivalents of $57.7 million at December 31, 2008 compared to $29.2 million at December 31, 2007. Our failure to make interest payments in October 2008 increased cash provided by operations by $24.0 million. We have historically used cash provided by operating activities to fund our working capital requirements, including daily casino operations, capital expenditures, distributions to our indirect member for income taxes and payments on our Senior Secured Credit Facility. We have had a net working capital deficit and have utilized the availability on our Senior Secured Credit Facility to fund our working capital requirements as well as the semi-annual interest payment on our Senior Secured Notes and Senior Notes. In the past, we have not maintained excess cash but rather have utilized excess cash to pay down amounts drawn on the Senior Secured Credit Facility. During the last six months of 2008 we have been accumulating cash rather than paying down on the Senior Secured Credit Facility. On October 7, 2008, we drew $8.2 million, substantially all the funds remaining under the Senior Secured Credit Facility. At December 31, 2008, we had $0.7 million available on the Senior Secured Credit Facility. This compares to $23.6 million available at December 31, 2007. At December 31, 2008, we had a negative working capital of $652.5 million compared to a negative working capital of $17.1 million at December 31, 2007 due to us classifying our debt as current liabilities in the Consolidated Balance Sheet as of December 31, 2008.

In addition to the $79.3 million outstanding on the Senior Secured Credit Facility, we have $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.6 million of capital leases and other debt. Every six months on October 15th and April 15th, we are required to pay $24.0 million to service the interest due on the Senior Secured Notes and Senior Notes. The interest payments due October 15, 2008 were not made prior to the expiration of the grace period on November 14, 2008 under the indentures, thereby resulting in an Event of Default under the indentures governing the Senior Notes and Senior Secured Notes and a default under Senior Secured Credit Facility. Accordingly, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders under our Senior Secured Credit Facility also have the right to accelerate the maturity of our revolver. Further, the lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our assets, which secure such indebtedness. Under the terms of an intercreditor agreement between the trustee for the Senior Secured Notes, on behalf of the note holders, and the agent under the Senior Secured Credit Facility, the agent has the right to control any such actions during the Standstill Period.  In addition, until such time as no interest payment default exists, we are (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the notes on the overdue installments of interest and an additional 2% on amounts outstanding under our Senior Secured Credit Facility and (ii) restricted from taking certain actions including making certain payments and investments and incurring certain indebtedness.

 Consequently, we have classified all of our debt within current liabilities in the Condensed Balance Sheet as of December 31, 2008. We also will not make the interest payments that are due on the notes on April 15, 2009. On April 15, 2009, we will have accrued and unpaid interest on the Senior Secured Notes and Senior Notes of $49.3 million.

These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – Going Concern to our Notes to the Consolidated Financial Statements.

We will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in April 2010. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. We will not be able to pay the amounts outstanding on the Senior Secured Credit Facility, Senior Secured Notes or Senior Notes when they mature.

In 2008, we spent $18.1 million on capital expenditures, primarily on completing the Fitzgeralds Black Hawk expansion. We have completed the expansion of Fitzgeralds Black Hawk’s facility at a cost of $36.0 million. As a result of the economic recession and the Colorado smoking ban, Fitzgeralds Black Hawk has not yet experienced the significant increases in operating cash flows which had been anticipated when the expansion was undertaken.

Given our commitments to complete the Fitzgeralds Black Hawk expansion, the lower cash flows from operating activities at our facilities and the limited availability under our Senior Secured Credit Facility, we were not able to make significant improvements to amenities and gaming operations at our Majestic Properties and Fitzgeralds Tunica during the current year. Through December 31, 2008, the Majestic Properties and Fitzgeralds Tunica spent $0.8 million and $1.2 million, respectively, on capital expenditures. The majority of the spending was on maintenance capital expenditures, with minimal amounts spent on new gaming product, including slot machines.  During 2007, the Majestic Properties and Fitzgeralds Tunica each spent $7.4 million on capital expenditures for the purchase of slot machines, upgrading the Fitzgeralds Tunica hotel, remodeling the restaurants at the Majestic Properties and other remodeling projects. We have a limited $12.3 million capital improvements plan for 2009 for the purchase of new slot machines and conversions of existing slot machines and the remodeling the casino areas of the Majestic Properties and Fitzgeralds Tunica and the Fitzgeralds Tunica buffet. This plan will be funded solely from our existing cash and future cash flows from operations. Given the Event of Default that exists under our existing debt obligations, we will not be able to seek debt financing in order to undertake capital projects necessary to keep our casino properties competitive. We will not spend any other significant amounts in 2009 on capital expenditures until we can determine the trend in our cash flows. Our primary focus is to ensure satisfactory cash on hand to fund costs associated with our debt restructuring endeavors. However, failure to make capital expenditures could lessen our competitive position and lead to a more rapid decline in cash flows.

As part of the restructuring process, we incurred $1.5 million in restructuring costs in 2008. We expect to incur significant additional restructuring costs which will further adversely impact our liquidity.

In 2008, we made a distribution of $1.4 million to BDI for payment of Indiana state income taxes.

The ultimate resolution of the Majestic Star Income Tax Protest, in which the Indiana Department of Revenue has assessed us and BDI $4.1 million, plus penalties and interest, and the Majestic Star Real Property Assessment Appeals could have a material impact on our liquidity in the period that the taxes are paid, if any.  We are party to various litigation matters and tax disputes, including the actions commenced against the City of Gary, Indiana relating to the Amended Majestic Development Agreement. An adverse judgment in any one or more of these cases or tax disputes, or a determination that the Amended Majestic Development Agreement is not enforceable, could have an adverse effect on our liquidity and financial position.  See Item 3. Legal Proceedings.

Majestic Holdco’s Discount Notes and Event of Default

Majestic Holdco issued $63.5 million aggregate principal amount at maturity of Discount Notes, due October 15, 2011. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%, which was paid in kind to October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes began to accrue which will first become payable on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. We are precluded from making distributions to Majestic Holdco as long as an Event of Default exists with our Senior Notes, Senior Secured Notes and Senior Secured Credit Facility. In addition, there is an Event of Default under the indenture governing the Discount Notes issued by our parent. Majestic Holdco will not make the interest payments required on the Discount Notes on April 15, 2009. Neither we nor any of our subsidiaries is a guarantor of the Discount Notes. Neither our equity in nor our assets of any of our subsidiaries secures the Discount Notes. See Note 10 – Long-Term Debt to our Notes to the Consolidated Financial Statements.

Credit Facility Amendments and Event of Default

We have entered into eight amendments to the loan and security agreement governing the Senior Secured Credit Facility, many of which were necessary so that we would be in compliance with either current or future financial covenants.

On March 31, 2008, we entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility. Amendment Eight was necessary as we were out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the Event of Default that occurred as a result of being out of compliance with the minimum EBITDA covenant. Amendment Eight lowers the last twelve-month minimum EBITDA and interest coverage ratio financial covenants (together, the “Amended Financial Covenants”) for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008. Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to1.0 for each twelve-month period as of the end of each calendar quarter. We were not in compliance with the Amended Financial Covenants contained in the Senior Secured Credit Facility at December 31, 2008.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect the financial results are noted in Note – 4 Recently Issued Accounting Pronouncements in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

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

Downloadable Promotional Credits — The Company’s Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  The amount of downloadable promotional credits given to a customer is determined at the discretion of management.  Downloadable promotional credits are not earned by a customer; however, management generally makes its decision regarding the amount of downloadable promotional credits provided to a customer based on the customer’s tracked play or as an award or prize.  The Majestic Properties and Fitzgeralds Tunica do not record the wagering of downloadable promotional credits as slot revenues and corresponding casino and gross revenues as no consideration is provided by the customer to make the wager. Downloadable promotional credits are not redeemable for cash; however, any jackpots won as a result of the wagering of downloadable promotional credits are deducted from slot revenues and corresponding casino and gross revenues. The net impact of the implementation of downloadable promotional credits is lower slot coin-in and slot revenues (casino revenues and gross revenues).

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

Goodwill and Other Intangible Assets — We record goodwill and intangible assets in accordance with SFAS 142. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests.

At December 31, 2008, we had $5.9 million of goodwill and $41.5 million of intangible assets deemed to have an indefinite life. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Pursuant to SFAS 142, we are required to perform a formal impairment review of our goodwill and indefinite lived intangible on at least an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair values of these items below the amount reflected on the balance sheet. We perform this review on December 31 of each year.

The impairment test for goodwill is performed in two steps. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and indefinite lived intangibles. If the carrying amount of a reporting unit exceeds its fair value, then the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination.  Indefinite-lived intangible assets represent license rights at Majestic Star II and are tested for impairment using a discounted cash flow approach.

Determining the fair value of indefinite-lived intangibles and the fair value and implied value of goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), finite-lived intangible assets held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a finite-lived intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. An impairment loss is recognized for the difference between the fair value and the carrying amounts.

Property and Equipment — At December 31, 2008, we had approximately $263.6 million of net property and equipment recorded on our consolidated balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competitors and new regulations, could result in a change in the manner in which we are using certain assets which, in turn, could require a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Self-Insurance Liability — The Company maintains accruals for self-insured health and workers’ compensation programs, which are classified in payroll and related liabilities in the consolidated balance sheets. Management and consultants determine the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ended December 31:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (1)
	(in thousands)
Long-Term Debt
Fixed Rate (2)	$563,596.0	$-	$-	$-	$-	$-	$563,596.0	$175,428.3
Average interest rate	9.92%	n/a	n/a	n/a	n/a	n/a	9.92%

Variable Rate (3)	$79,336.0	$-	$-	$-	$-	$-	$79,336.0	$79,336.0
Average interest rate	5.75%	5.75%	n/a	n/a	n/a	n/a	5.75%	5.75%

(1)The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debts, the fair values are based on market quotes.

(2)Our fixed-rate debt maturities include the Discount Notes issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. There is an Event of Default under our Senior Secured Notes, Senior Notes and Majestic Holdco’s Discount Notes. Therefore, we have classified all debt as current. The average interest rate computation is based on the average interest rate of our long-term fixed rate debt. Not included in the average interest rate computation is the default interest on the $24.0 million in aggregate interest payments not made on October 15, 2008. The default interest is 1% higher than stated interest rate on the Senior Secured Notes and Senior Notes.

(3)Based on contractual interest rate for variable rate of 5.75% calculated as bank base rate (which approximates the prime rate, 3.25% at December 31, 2008) plus 0.5% margin plus default interest of 2.0%. There is an Event of Default under our Senior Secured Credit Facility. Therefore, we have classified our Senior Secured Credit Facility as current.

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

At December 31, 2008, we had outstanding borrowings of $79.3 million under our Senior Secured Credit Facility. Due to the Event of Default, we cannot draw additional funds.

The $300.0 million principal amount of Senior Secured Notes outstanding and $200.0 million principal amount of Senior Notes outstanding issued by us and the $63.5 million of Discount Notes issued by our parent are all fixed-rate debt instruments. Interest expense on our fixed-rate debt instruments is not affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) of this Annual Report on Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.(T)              CONTROLS AND PROCEDURES

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

As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting in accordance with the rules and regulations of the SEC.

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

Our management, including our Certifying Officers, recognizes that our internal control over financial reporting cannot prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management, with the participation of the Certifying Officers, assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 2009. Elected directors serve for a term expiring at the annual member meeting following their election or until they resign, are removed or their successor is duly elected and qualified.

Name	Age	Position(s)
Don H. Barden	65	Chairman, President and Chief Executive Officer
Cara Brown	46	Director, Senior Vice President and General Counsel
Patrick R. Cruzen	62	Director
John A. O’Brien	52	Director
Michelle R. Sherman	43	Director
Jon S. Bennett	48	Senior Vice President, Chief Financial Officer and Treasurer
Michael Darley	58	Interim Executive Vice President and Chief Operating Officer

Don H. Barden is Chairman, President and Chief Executive Officer of the Company and, since November 1993, Chairman and President of BDI, the manager of the Company, with responsibility for key policy-making functions. Since their formations, Mr. Barden is also President and Chief Executive Officer of BCG and BMG; and Chairman, President and Chief Executive Officer of The Majestic Star Casino Capital Corp., and Majestic Star Casino Capital Corp. II. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the last 40 years, Mr. Barden also successfully built, owned and operated numerous business enterprises in various industries including cable television, international trade, radio broadcasting and real estate development.

Cara Brown has been a Director of the Company since November 2006. Ms. Brown joined the Company in December 2001 as its Vice President and General Counsel and served in that capacity until her resignation effective May 31, 2006. After her resignation, Ms. Brown and the Company entered into a consulting agreement with a six-month term commencing June 1, 2006 and ending November 30, 2006. Ms. Brown returned as an employee of the Company on June 1, 2008, and from that date through February 8, 2009, Ms. Brown served as Acting Senior Vice President and General Counsel. On February 9, 2009, she accepted the position of Senior Vice President and General Counsel and currently serves in that capacity.

Patrick R. Cruzen has been a Director of the Company since June 2005. He is the Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Cruzen is the Chief Executive Officer and a principal of Cruzen & Associates, an executive search and consulting firm formed in 1997 and specializing in the gaming, gaming supply, hospitality and lottery industries. Mr. Cruzen also serves as a Director for Canterbury Park Holding Corp.

John A. O’Brien has been a Director of the Company since March 2009. He is the Chairman of the Compensation Committee and a member of the Audit Committee. Mr. O’Brien, a former CPA, has worked in the gaming industry for nearly twenty-nine years, having served in various executive level positions in the areas of operations, finance, strategic planning and administration. Mr. O’Brien is currently a self-employed consultant in the gaming and hospitality industry. From June 2006 to January 2008, Mr. O’Brien served as the President of Foxwoods Resort Casino, and from June 1997 to June 2006, he served as Foxwoods’ Executive Vice President and Chief Financial Officer. He also served as a director of Foxwoods Development Company from September 2003 to January 2008.

Michelle R. Sherman has been a Director of the Company since July 2004 and is a member of the Compensation Committee. Ms. Sherman also serves as Vice President, Chief Financial Officer and Treasurer of Barden Companies, Inc. (“Barden”). Ms. Sherman has been with Barden for over 15 years, serving Barden in various capacities including accounting, finance, administration, and business development. Ms. Sherman is an officer of many Barden’s affiliate entities, including BDI for which she serves as Vice President, Treasurer and Secretary.

Jon S. Bennett has been the Senior Vice President, Chief Financial Officer and Treasurer of the Company since October 2002 with overall responsibility for all aspects of the Company’s financial management, accounting and reporting processes. Mr. Bennett is also the Senior Vice President, Chief Financial Officer and Treasurer for The Majestic Star Casino Capital Corp., Majestic Star Casino Capital Corp. II, Majestic Star Casino II, Inc., BMG and BCG. Prior to Mr. Bennett’s appointment as Senior Vice President, Chief Financial Officer and Treasurer, Mr. Bennett was Vice President of Finance and Administration for BMG from its acquisition in December 2001 to his promotion in October 2002.

Michael Darley became the Interim Executive Vice President and Chief Operating Officer of the Company and its subsidiaries effective as of September 13, 2008, with responsibility for all aspects of the Company’s operating activities. Mr. Darley is also Senior Vice President and General Manager of Barden Nevada since May 2002. Mr. Darley has 27 years of gaming experience, including executive level operating positions in the Trump and Harrah’s organizations.

Former Directors and Executive Officer in 2008.  Kirk C. Saylor ceased to be employed as the Executive Vice President and Chief Operating Officer of the Company, and resigned from his position as director, effective August 29, 2008. Andrew J. Warhola, a director (including Chairman of the Compensation Committee and member of the Audit Committee), died in January 2009.

Audit Committee Financial Expert

The Audit Committee assists the Board of Directors (“Board”) in its general oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements.  The members of the Audit Committee in 2008 were Mr. Cruzen, the Chairman, and Mr. Warhola. Mr. Cruzen, the Chairman, and Mr. O’Brien currently serve on the Audit Committee. The Board has determined that Mr. Cruzen and Mr. O’Brien each qualify as an “audit committee financial expert” in accordance with SEC rules.  The designation of an audit committee financial expert does not impose upon such person any duties, obligations or liabilities that are greater than are generally imposed on members of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our officers, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, directors and employees. The failure of any of these persons to comply with the Code of Ethics may result in disciplinary action, up to and including termination of employment for our personnel. The Code of Ethics is available in the “Corporate - Corporate Governance” section of our website at www.majesticstar.com. Waivers of the Code of Ethics, if any, will be made by the Board of Directors and will be publicly disclosed in the “Corporate - Corporate Governance” section of our website.

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

Mr. Saylor ceased to be employed as the Executive Vice President and Chief Operating Officer of the Company, and resigned from his position as director, effective August 29, 2008. Mr. Darley became the Interim Executive Vice President and Chief Operating Officer of the Company effective as of September 13, 2008. Prior to such date and continuing as of the date hereof, he serves as the Senior Vice President and General Manager of Barden Nevada.

Messrs. Barden and Bennett perform certain services for Barden Nevada, and, therefore, 25% of their compensation is allocated to Barden Nevada. Similarly, Mr. Saylor performed certain services for Barden Nevada and, therefore, 25% of his compensation, including his severance payment, was allocated to Barden Nevada. Since Mr. Darley continues to hold the position of Senior Vice President and General Manager of Barden Nevada, the Company allocates to Barden Nevada 100% of the compensation due Mr. Darley as if his employment agreement with Barden Nevada was still in effect, including bonus payments made by the Company. The Company pays all such compensation and is reimbursed by Barden Nevada pursuant to an expense sharing agreement. The amounts disclosed in this Item 11. Executive Compensation, reflect 100% of the compensation costs paid by the Company, including the portion reimbursed by Barden Nevada. However, all compensation paid to Mr. Darley by Barden Nevada prior to his employment with the Company in September 2008 has been excluded.

Compensation Objectives and Philosophy

As the 100% beneficial owner of the Company, Mr. Barden has the opportunity to benefit from the enhanced value of the Company resulting from Company performance. Therefore, Mr. Barden has requested only a base salary and other limited benefits.

The Company’s compensation program for the other named executive officers is designed to provide total compensation that is both fair and competitive, attract and retain key executives and reward the achievement of individual and Company goals through financial incentives. Mr. Barden and those to whom he delegates authority seek to ensure the foregoing objectives by considering the following in finalizing compensation determinations: individual performance reviews and experience; Company performance on a short-term and long-term basis; internal pay equity; hiring and retention needs; market data of gaming companies of similar size and structure; and other external market pressures.

Determining Compensation for Named Executive Officers

As noted above, Mr. Barden has absolute discretion in reviewing and approving annually all compensation decisions relating to the Company’s executive officers.  In general, members of the Compensation Committee and Board serve in an advisory role on compensation determinations for named executive officers.  At his discretion, Mr. Barden delegates certain compensation determinations regarding the named executive officers to the Board, Compensation Committee and other executive officers, subject to his final agreement. In 2008, Mr. Barden delegated the following compensation determinations: (a) Mr. Barden’s 2008 base salary was established by the Compensation Committee; (b) Mr. Bennett’s base salary was determined by Mr. Saylor, the former Executive Vice President and Chief Operating Officer; and (c) the Board approved a Management Incentive Plan (“MIP”) applicable to the named executive officers, except Mr. Barden, and other key employees.

The Compensation Committee does not utilize a compensation consultant to establish or administer its executive compensation program.

Elements of Compensation in 2008 for Named Executive Officers

The Company’s compensation program generally consists of a base salary, cash bonus and other fringe benefits. Mr. Barden has elected to retain 100% indirect ownership of the Company, and therefore the Company does not provide equity compensation. Further, the Company does not currently maintain for the benefit of its named executive officers any long-term incentive program, non-qualified deferred compensation arrangement or defined benefit plan.

Mr. Barden has determined to employ the other named executive officers pursuant to employment agreements when these agreements can be reasonably negotiated and are acceptable to Mr. Barden and the named executive officers. Mr. Barden negotiated Mr. Darley’s employment agreement, effective September 2008, and negotiated Mr. Saylor’s employment agreement, which term ended May 2008 (subject to non-competition, non-solicitation and confidentiality provisions that remain in effect). Mr. Saylor negotiated Mr. Bennett’s employment agreement, which term ended July 2008 (subject to non-competition, non-solicitation and confidentiality provisions, and limited severance provisions, that remain in effect). The employment agreements establish minimum base salaries, a target cash bonus and specified severance benefits. Mr. Barden also has an employment agreement, but it does not contain any severance benefits or contemplate his participation in the MIP. See “Potential Payments Upon Termination of Change-in-Control” for a detailed description of the employment agreements.

Mr. Barden. In accordance with his employment agreement, Mr. Barden’s compensation consists solely of a base salary, an auto allowance and the payment of group term life insurance premiums. The base salary for Mr. Barden is established by the Compensation Committee, based upon what it believes to be fair and reasonable. Mr. Barden determined that he will not participate in the Company’s MIP, as historically his 100% beneficial ownership provides sufficient incentive for his job performance.

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

Other Named Executive Officers

Base Salary. Mr. Barden believes that base salary is a primary factor in retaining and attracting key employees in a competitive marketplace especially in a recessionary economy. The minimum base salaries of the other named executive officers are established pursuant to their employment agreements, or in the event no employment agreement exists, based on previously negotiated base salaries, with any increases at the sole discretion of the Company.

Effective January 1, 2008, Mr. Barden increased Mr. Saylor’s base salary by $38,000 above his employment agreement minimum to $538,000, and Mr. Saylor increased Mr. Bennett’s base salary by $20,000 above his employment agreement minimum to $320,000. Mr. Darley’s base salary was $375,000, as set forth in his employment agreement with the Company.

Cash Bonus. The other named executive officers participate in the MIP, which contemplates the payment of cash bonuses to participants based upon the achievement of Company and individual performance goals. The MIP is designed to provide participants with a competitive annual incentive that is tied to their position and base salary, reward participants for the overall financial success of the Company and its affiliate, and provide incentives to participants to perform individually in critical business areas which are not necessarily measured by financial performance. The MIP also is intended to assist the Company in retaining and attracting employees in the near term. The Board retains the discretion to pay bonuses above those determined in accordance with the MIP.

The MIP sets forth specific target bonus awards (specified as a percentage of base salary actually earned during the year) and the weighting of Company and individual performance goals, based upon job position. The employment agreements of Mr. Darley, Mr. Saylor and Mr. Bennett specified target bonuses that corresponded to the amounts set forth in the MIP. The following table sets forth such information for the other named executive officers in 2008:

	Target Bonus		Company Financial	Individual
	(% of Base	Target Bonus (1)	Performance	Performance
Name	Salary Earned)	($)	Component	Component
Michael Darley	40%	40,440	70%	30%
Kirk Saylor	50%	269,000	70%	30%
Jon Bennett	30%	96,000	60%	40%

(1)
This column is based on the actual base salary earned in 2008 as follow: for Messrs. Saylor and Bennett, the Target Bonus (% of Base Salary Earned) is multiplied by the base salary effective January 1, 2008, and for Mr. Darley, the Target Bonus (% of Base Salary Earned) is multiplied by a pro-rata portion (September 31 to December 31) of his base salary effective September 13, 2008.

Achievement of the financial performance component for the named executive officers is based upon the actual Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company compared to the budgeted EBITDA of the Company. For purposes of the MIP, EBITDA of the “Company” includes The Majestic Star Casino, LLC and its subsidiaries and the Company’s affiliate, Barden Nevada (which operates the Fitzgeralds Las Vegas). EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is utilized because Mr. Barden believes it is an important measure of operating performance, focusing on the Company’s core operating results by removing the impact of the Company’s capital structure (interest expense from outstanding debt), asset base (depreciation and amortization) and tax consequences. In addition, management uses EBITDA for business planning purposes and the evaluation of current operating performance. Budgeted EBITDA is developed by management to be an aggressive but attainable financial target.

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

The individual goals for the named executive officers are approved by Mr. Barden in the case of Messrs. Darley and Saylor and by Mr. Saylor in the case of Mr. Bennett. The named executive officers are eligible to receive a bonus with respect to their individual performance component, even if the actual EBITDA of the Company is less than 85% of the budgeted EBITDA.

In 2008, actual EBITDA of the Company was 80.4 % of budgeted EBITDA, which resulted in no bonus with respect to the financial performance component. Although Messrs. Darley and Bennett remained eligible to receive a bonus for their individual performance component, the Board determined it was more practical to consider discretionary bonuses in light of the ongoing recession and related factors. The Board determined to pay discretionary bonuses of $26,659 and $45,167 to Messrs. Darley and Bennett, respectively, which is reported in the “Bonus” column of the Summary Compensation Table. Mr. Saylor was not paid a bonus in accordance with the severance arrangement as of the termination of his employment.

Other Fringe Benefits.  The Company provides perquisites and other benefits to its named executive officers to attract and maintain such employees in a competitive marketplace.  In accordance with their respective employment agreements, or if none, pursuant to Company policy, each of the named executive officers is entitled to participate in all of the Company’s executive benefit plans as are generally made available from time to time to senior executives, subject to the terms and conditions of the plans, and subject to the Company’s right to amend, terminate or take other similar actions with respect to such plans. These fringe benefits include participation in the Company’s 401(k) and a Company match, group-term life insurance, auto allowance, group health and executive medical expense reimbursement plans (up to $5,000 for certain medical expenses not covered by insurance). The auto allowance was terminated for Mr. Saylor and Mr. Bennett in January 2008.

Severance Benefits.  Mr. Darley’s employment agreement with the Company provides limited severance benefits. Mr. Bennett’s employment agreement, which term ended July 2008, has limited severance provisions that continue following the end of such term. See “Potential Payments Upon Termination or Change-in-Control” for further information. Mr. Saylor was party to an employment agreement with specified severance benefits. However, Mr. Saylor and the Company negotiated a separate severance arrangement as of the termination of his employment. The Company paid Mr. Saylor $134,500, equal to ninety days of base salary, on such date.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the total compensation paid or earned by the named executive officers during the years shown below. Messrs. Barden, Bennett and Saylor, prior to his leaving the Company, performed certain services for Barden Nevada, and therefore 25% of their compensation was allocated to Barden Nevada. Since Mr. Darley continued to hold the position of Senior Vice President and General Manager of Barden Nevada, the Company allocated to Barden Nevada 100% of the compensation paid to Mr. Darley as if Mr. Darley’s employment agreement was still in effect with Barden Nevada. The Company paid all such compensation and was reimbursed by Barden Nevada pursuant to an expense sharing agreement. The amounts disclosed in this Summary Compensation Table reflect 100% of the compensation costs paid by the Company, including the portion reimbursed by Barden Nevada. However, all compensation paid to Mr. Darley by Barden Nevada prior to his employment with the Company in September 2008 has been excluded.

				Non- Equity
				Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Compensation ($)		Total ($)

Don H. Barden	2008	747,116	-	-	71,116	(1)	818,232
Chairman, President and	2007	600,000	-	-	57,052		657,052
Chief Executive Officer	2006	600,228	-	-	57,069		657,297

Michael Darley	2008	101,099	26,659	-	2,224	(2)	129,982
Interim Executive Vice President
and Chief Operating Officer

Kirk C. Saylor	2008	371,731	-	-	148,932	(3)	520,663
Former Executive Vice President	2007	461,154	69,600	-	70,936		601,690
and Chief Operating Officer	2006	246,178	50,000	-	1,628		297,806

Jon S. Bennett	2008	319,616	45,167	-	7,344	(4)	372,127
Senior Vice President,	2007	304,500	70,000	-	6,570		381,070
Chief Financial Officer	2006	287,307	50,000	-	22,215		359,522
and Treasurer

(1)	Includes an auto allowance of $41,398 and group term life insurance premiums of $29,718.
(2)	Includes group term life insurance premiums of $2,224.
(3)
Includes severance pay of $134,500, a golf club membership and related dues of $8,834, group term life insurance premiums of $2,668, and an auto allowance of $1,805. Upon termination, Mr. Saylor was vested 25% in the 401(k) plan and, therefore, 25% of the Company match in 2008, $1,125, is included herein. Upon termination, 75% of Company match from 2007 and 2008, which had a market value of $3,728 at such time, was forfeited.

(4)	Includes a 401(k) match of $4,500, group term life insurance premiums of $2,214 and an auto allowance of $630. Mr. Bennett is fully vested in the 401(k) match.

Grants of Plan-Based Awards in 2008

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target (1)	Maximum
Name	($)	($)	($)
Michael Darley	N/A	40,440	(1)
Kirk Saylor	N/A	269,000	(1)
Jon Bennett	N/A	96,000	(1)

(1)
The maximum amount is equal to (A) the target and (B) if the actual EBITDA of the Company exceeds budgeted EBITDA, then 25% of such excess will be applied to the bonus pool for those participants subject to the Company EBITDA performance measure and will be distributed on a weighted average basis. Therefore, we cannot specify a maximum amount.

The MIP sets forth specific target bonus awards as a percentage of base salary earned during the year as follows: for Mr. Saylor and Mr. Bennett the Target Bonus (% of Base Salary Earned) is multiplied by the base salary effective January 1, 2008 and for Mr. Darley, the Target Bonus (% of Base Salary Earned) is multiplied by a pro-rata portion (September 13 to December 31) of his base salary effective September 13, 2008.

Amounts in the table relate to the cash bonus under the MIP. See “Compensation Discussion and Analysis—Elements of Compensation in 2008 for Named Executive Officers—Other Named Executive Officers—Cash Bonus” for a description of the MIP and potential payments there under.

Potential Payments Upon Termination or Change-in-Control

The following section describes potential payments and benefits to the named executive officers under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change in control of the Company.  The MIP provides for payments upon specified terminations.  Further, all of the named executive officers have (or had) employment agreements with the Company.  The severance terms of Mr. Saylor’s employment agreement are described only to the extent applicable to his resignation in August 2008.

Management Incentive Plan

If the Company terminates a named executive officer other than for “cause,” the participant will receive a pro rata bonus (only with respect to the financial performance component) within 30 days following the last day of employment.  For the named executive officers, “cause” is defined in the same manner as in their respective current or expired employment agreements.

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

Mr. Saylor.  Mr. Saylor’s employment agreement, effective May 2006 to May 2008, provided for a base salary of $400,000 for the first 12 months of employment and $500,000 for the second 12 months, subject to increases at the discretion of the Company. Mr. Saylor was entitled to participate in the Company’s bonus programs and had a target bonus of 50% of base salary. Mr. Saylor was also entitled to participate in the Company’s employee benefit plans as were generally made available to the Company’s senior executives. He also participated in the executive medical reimbursement plan and received a car allowance. In January 2008, the car allowance was eliminated and his salary was increased by a corresponding amount. Mr. Saylor’s employment agreement included specified severance benefits. However, Mr. Saylor and the Company negotiated a separate severance arrangement as of the termination of his employment in August 2008. The Company paid Mr. Saylor $134,500, equal to ninety days of base salary, on such date. Mr. Saylor remains subject to non-competition and non-solicitation provision until August 2009 as well as confidentiality provisions.

Mr. Bennett.  Mr. Bennett serves as our Senior Vice President, Chief Financial Officer and Treasurer as an at-will employee of the Company. He was party to an employment agreement with the Company effective July 2006 to July 2008. The agreement provided for a base salary of $300,000, subject to increases at the discretion of the Company. Mr. Bennett was entitled to participate in the Company’s bonus programs and had a target bonus of 30% of base salary. Mr. Bennett was also entitled to participate in the Company’s employee benefit plans as were generally made available to the Company’s senior executives. He also participated in the executive medical reimbursement plan and received a car allowance. In January 2008, the car allowance was eliminated and his salary was increased by a corresponding amount. Mr. Bennett continues to participate in the Company’s various benefit plans and MIP, as made available to the Company’s senior executives, as an at-will employee.

Under the continuing provisions of his employment agreement, the Company must provide Mr. Bennett 30 days written notice prior to termination of employment (or alternatively, can pay him 30 days base salary and terminate him immediately). Mr. Bennett must provide 30 days written notice of any resignation from employment. Mr. Bennett also remains subject to non-competition, non-solicitation and confidentiality provisions.

Mr. Darley.  Mr. Darley serves as our Interim Executive Vice President and Chief Operating Officer pursuant to an employment agreement with the Company, effective September 13, 2008 through the date the Company has employed a new Chief Operating Officer or a date otherwise determined by the Company in its sole discretion. The Company will provide 30 days advance written notice of such termination as may be reasonably practicable under the circumstances. The agreement provides for a base salary of $375,000. Mr. Darley is entitled to participate in the Company’s bonus programs and has a target bonus of 40% of base salary. Mr. Darley is also entitled to participate in the Company’s employee benefits plans as are generally made available to the Company’s senior executives. Mr. Darley also participates in the executive medical reimbursement plan.

The Company will pay Mr. Darley unpaid base salary through the date of termination.  Upon such termination, his prior employment agreement with Barden Nevada will become effective in accordance with its terms. The employment agreement also contains non-competition, non-solicitation and confidentiality provisions.

Change in Control/Severance Payments as of December 31, 2008

As noted above, Mr. Saylor and the Company agreed to a severance arrangement as of the termination of his employment in August 2008. The Company paid Mr. Saylor $134,500, equal to ninety days of base salary, on such date.

Assuming Mr. Darley or Mr. Bennett was terminated as of, or a change in control occurred as of, December 31, 2008, the following benefits would accrue to them:

•	accrued and unpaid salary;
•	use of COBRA or any other mandated governmental assistance program;
•	welfare benefits provided to all salaried employees; and
•	amounts outstanding under the Company’s 401(k) plan (except unvested Company matching contributions).

In addition, Mr. Bennett would be entitled to $26,667, representing 30 days base salary, upon the termination of his employment (assuming no prior notice was provided).

No cash bonus was earned in 2008 under the MIP with respect to the financial performance component, and therefore the MIP severance provisions have no effect.

Upon the death or disability of Mr. Barden, Mr. Darley or Mr. Bennett, they or their beneficiaries would receive disability insurance proceeds or term life insurance proceeds in the following amounts (excluding any supplemental benefits paid for by such employee):

	Term Life Insurance	Accidental Death	Long -Term
	Proceeds	and Dismemberment	Disability
Name	($)	($)	($)
Don H. Barden	2,000,000	2,000,000	n/a
Michael Darley	(1)	(1)	(2)
Jon Bennett	(1)	(1)	(2)

(1)Term Life Insurance Proceeds and Accidental Death and Dismemberment benefits are equivalent to four times the named executive's annual salary to a maximum benefit of $1.5 million.
(2)Long-Term Disability benefits are equivalent to 60% of the named executive's monthly salary, not to exceed $12,500 per month, after six months of disability, up to the age of retirement under the U.S. Social Security Act, but not less than sixty months.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on that discussion and review has recommended to the Board of Directors that the Compensation Discussion and Analysis be included as part of this Annual Report on Form 10-K for the year ended December 31, 2008.

Compensation Committee:

Patrick R. Cruzen John A. O’Brien
Michelle R. Sherman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2008, the Compensation Committee consisted of Andrew J. Warhola (Chairman), Patrick Cruzen and Michelle R. Sherman.  Don H. Barden is an executive officer and Chairman, as well as the 100% equity owner, of the Company, BDI and other entities.  Mr. Barden has discretion to set Ms. Sherman’s compensation in her position as officer of BDI and other entities owned or affiliated with Mr. Barden.

DIRECTOR COMPENSATION

The compensation program for non-employee directors is designed to encourage directors to continue Board service and to attract new directors with outstanding qualifications. Directors who are employees or officers of the Company or BDI (Mr. Barden, Ms. Sherman and, for a portion of 2008, Ms. Brown) do not receive any additional compensation for Board service. All directors are reimbursed for expenses reasonably incurred in connection with Board service. The following table sets forth the 2008 compensation program for non-employee directors:

Monthly retainer:
All	$3,750 per month
Audit Committee chair	$ 833 per month (additional)
Compensation Committee chair	$ 417 per month (additional)
Meeting fees:
Board	$1,000 per meeting
Committee	$ 500 per meeting

The following table sets forth the compensation of each non-employee director in 2008:

	Fees Earned or	All other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)

Patrick R. Cruzen	72,500	-	72,500
Andrew J. Warhola	67,500	-	67,500
Cara L. Brown (1)	177,693	3,749	181,442

(1)Ms. Brown was a non-employee director through June 1, 2008 when she returned to the Company's employment. Fees Earned or Paid in Cash include director’s fees of $28,000 earned prior to June 1, 2008 and salary of $125,494 and bonus of $24,199 earned after June 1, 2008. All other compensation includes a 401(k) match of $2,856 and group term life insurance premiums of $893, both relating to her employment period. Ms. Brown is fully vested in the 401(k) match.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are indirectly wholly owned by Don H. Barden, our Chairman, President and Chief Executive Officer. Mr. Barden is the sole shareholder of BDI, which, in turn, owns 100% of the membership interest of Majestic Holdco, LLC, the direct parent of The Majestic Star Casino, LLC. The Majestic Star Casino, LLC, in turn, directly or indirectly owns 100% of the equity interest of the following entities: The Majestic Star Casino Capital Corp., The Majestic Star Casino II, Inc., Majestic Star Casino Capital Corp. II, BMG, and BCG. The address for Mr. Barden and Barden Development, Inc. is 163 Madison Avenue, Suite 2000, Detroit, MI 48226.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

Since the formation of a formal Board of Directors, the Company has not had any material transactions with related persons other than Don H. Barden, its Chairman, President and Chief Executive Officer and sole indirect beneficial owner, or entities controlled directly or indirectly by Mr. Barden. Accordingly, the Company does not have a formal written policy directly related to the review, approval or ratification of related person transactions required to be reported pursuant to Item 404 of Regulation S-K. The Company has adopted a Code of Ethics applicable to all employees, officers and directors, which includes a conflict of interest provision that requires disclosure of all actual or apparent conflicts of interest. In addition, on an annual basis, executive officers and directors are required to complete questionnaires disclosing any related person transactions with the Company by the individual or by any immediate family member. The Company's legal and financial staff reviews all such disclosures to determine whether any transaction is required to be disclosed under the SEC's rules. In addition, on an informal case-by-case basis, the Board of Directors may approve or ratify a related person transaction based on the facts and circumstances of such transaction, including the nature of the related person's interest in the transaction, the terms of the transaction, the importance of the transaction to the Company, whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company, and such other matters that the Board of Directors may deem appropriate.

Related Person Transactions Since January 1, 2008

Pushdown of Majestic Holdco Discount Notes.  The Company’s financial statements for 2008 include the $63.5 million of Discount Notes issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interests of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. Neither the Company nor any of its subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its subsidiaries secure the Discount Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%.  The Discount Notes paid interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes began to accrue which will first become payable on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. The Company is precluded from making distributions to Majestic Holdco as long as an Event of Default exists with respect to the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility. The Company did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period on November 14, 2008.  The Company is therefore in default of the Senior Notes and Senior Secured Notes and the Senior Secured Credit Facility which in turn causes an Event of Default under the indenture governing the Discount Notes. Majestic Holdco will not have sufficient funds available to make the interest payments on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011.

Manager Agreement.  Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Discount Notes, the Senior Secured Notes and the Senior Notes (collectively, the “Notes”) and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indentures governing the Notes and the terms of the Senior Secured Credit Facility) for the immediately preceding fiscal quarter. During 2008 and as of December 31, 2008, the Company was and is precluded from making distributions to BDI due to its failure to achieve certain financial ratios necessary to make the distributions and the prohibition of making distributions to its manager if there is an Event of Default under the Company’s governing debt documents.

Tax Distributions.  The Company made a distribution of $1.4 million in April 2008 for its member’s Indiana state income tax liabilities.

PITG Gaming, LLC Expense Sharing Agreement.  The Company entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI, in November 2007. The expense sharing agreement provided for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses were primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $1.3 million and $0.6 million for each of the twelve-month periods ended December 31, 2008 and 2007, respectively, pursuant to the expense sharing agreement. Amounts under the expense sharing agreement were repaid in August 2008 and the agreement was terminated.

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG could request advances from time to time from the Company up to $5.0 million. The note evidenced amounts outstanding under the expense sharing agreement. The amount of $0.2 million outstanding on the note was repaid on August 19, 2008 and the note was cancelled.

Barden Nevada Expense Sharing Agreement.  The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $1.5 million for each of the twelve-month periods ended December 31, 2008 and 2007 pursuant to the expense sharing agreement. As of December 31, 2008, $0.5 million was owed under the expense sharing agreement.

Barden Nevada Revolving Promissory Note.  On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread, including 2% default interest, paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. As of December 31, 2008, nothing was owed the Company under this promissory note. The highest amount owed under the note during 2008 was $0.1 million.

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with Carson Properties Nevada LLC (“Landlord”), a subsidiary of BDI, for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot, for a total of 11,549 square feet, for the first 18 months and $2.50 per square foot beginning in month 19, and will increase by 3% on the second anniversary date of commencement of the Lease and every anniversary date thereafter. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs, not to exceed $0.4 million, through rent offset.  The Company has spent $0.3 million on asbestos abatement. In October 2008, the Landlord sold the building and assigned the Lease to the buyer. The Landlord reimbursed the Company for $0.6 million of general improvements previously made to the Premises by the Company. The $0.3 million spent on asbestos treatment will be reimbursed through rent offset from the new landlord.

Other Related Parties.  The Company has receivables on its balance sheet with Majestic Holdco and BDI in the amount of $0.1 million each. The receivables relate to the payment of professional services on behalf of these entities and unreimbursed expenses related to benefit and insurance plans in which these entities participate.

Director Independence

The Board utilizes the applicable rules of NASDAQ to determine the independence of its directors.  The independence rules include a series of objective tests, including that the director is not employed by us and has not engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of December 31, 2008, the Company had three non-employee directors, Mr. Cruzen, Mr. Warhola and Ms. Sherman. The Board affirmatively determined, after considering all of the relevant facts and circumstances, that Mr. Cruzen and Mr. Warhola were independent directors. Ms. Sherman, as an employee of BDI, is not considered independent. In March 2009, Mr. O’Brien, a non-employee director, was affirmatively determined, after considering all of the relevant facts and circumstances, to be an independent director.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees we were billed for audit and other services provided by Ernst & Young LLP in 2008 and 2007.

	2008	2007
Audit Fees	$1,137,258	$990,154
Audit Related Fees	-	67,649
Tax Fees	32,951	97,059
Total Fees	$1,170,209	$1,154,862

Audit Fees.  Audit fees in 2008 and 2007 relate to the audit of the Company’s annual financial statements, including the audits of various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions.

Audit-Related Fees.  Audit-related fees in 2007 relate to a planning review of Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees.  Tax fees in 2008 and 2007 relate to the preparation of the information to assist with the filing of tax returns for the sole shareholder of BDI and various state tax return filings of our subsidiaries.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements as listed in the index on Page F-1.

	(2)	Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)	The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(c)	The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

THE MAJESTIC STAR CASINO, LLC
By:	/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer

THE MAJESTIC STAR CASINO CAPITAL CORP.
By:	/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer

MAJESTIC STAR CASINO CAPITAL CORP. II
By:	/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 2009 on behalf of the Registrant and in the capacities indicated.

THE MAJESTIC STAR CASINO, LLC

By:	/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Director
By:	/s/ Patrick R. Cruzen
Patrick Cruzen
Director
By:	/s/ John A. O’Brien
John A. O’Brien
Director
By:	/s/ Cara L. Brown
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

3.1	Amended and Restated Articles of Organization of The Majestic Star Casino, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement, No. 333-06489)
3.2*	Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, effective as of March 23, 2009
3.3	Articles of Incorporation of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.4 to the Company’s Registration Statement, No. 333-85089)
3.4	Bylaws of The Majestic Star Casino Capital Corp. (filed as Exhibit 3.5 to the Company’s Registration Statement, No. 333-85089)

3.5	Articles of Incorporation of Majestic Star Casino Capital Corp. II (filed as Exhibit 3.6 to the Company’s Registration Statement, No. 333-134325)
3.6	Bylaws of Majestic Star Casino Capital Corp. II (filed as Exhibit 3.7 to the Company’s Registration Statement, No. 333-134325)
3.7	Amendment to Bylaws of Majestic Star Casino Capital Corp. II (filed as Exhibit 3.8 to the Company’s Registration Statement, No. 333-134325)
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

10.1
Loan and Security Agreement, dated as of October 7, 2003, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lenders signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Registration Statement, No. 333-110993)

10.1.1
Amendment Number One to Loan and Security Agreement, dated as of May 4, 2004, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.1.2
Amendment Number Two to Loan and Security Agreement, dated as of March 1, 2005, by and among The Majestic Star Casino, LLC, certain subsidiaries signatory thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2005)

10.1.3
Amendment Number Three to Loan and Security Agreement, dated as of June 15, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories thereto and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2005)

10.1.4
Amendment Number Four to Loan and Security Agreement, dated as of December 21, 2005, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 21, 2005)

10.1.5
Amendment Number Five to Loan and Security Agreement, dated as of April 13, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006)

10.1.6
Amendment Number Six to Loan and Security Agreement, dated as of July 31, 2006, by and among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc., as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2006)

10.1.7
Amendment Number Seven, dated as of March 15, 2007, among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc. as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2007)

10.1.8
Amendment Number Eight, dated as of March 31, 2008, among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc. as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2008)

10.2**
Amendment to Letter Agreement, dated as of January 1, 2005, between Don H. Barden and The Majestic Star Casino, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Management Agreement, dated as of October 7, 2003, between The Majestic Star Casino, LLC and Barden Development, Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-110993)
10.4
Expense Reimbursement Agreement, dated as of October 7, 2003, between Barden Nevada Gaming, LLC and The Majestic Star Casino, LLC (filed as Exhibit 10.9 to the Company’s Registration Statement, No. 333-110993)

10.5	Development Agreement, dated March 26, 1996, by and between the Company and the City of Gary, Indiana (filed as Exhibit 10.8 to the Company’s Registration Statement, No. 333-06489)
10.6	Amendment Number One to Development Agreement, dated October 19, 2005, by and among the Company, Trump Indiana, Inc. and the City of Gary, Indiana, filed herewith
10.7**	The Majestic Star Casino, LLC Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2007)
10.7.1*/**	The Majestic Star Casino, LLC Amended and Restated Management Incentive Plan, effective on January 1, 2009
10.8
Expense Reimbursement/Sharing Agreement, dated as of  November 6, 2007, between the Company and PITG Gaming, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.9**
Assignment, Assumption and First Amendment to Employment Agreement, dated December 5, 2008, by and among Barden Nevada Gaming, LLC, The Majestic Star Casino, LLC, and Michael Darley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K\A dated September 13, 2008)

10.10**	Employment Agreement, dated June 11, 2007, by and between Barden Nevada Gaming, LLC and Michael Darley (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K\A dated September 13, 2008)
21*	List of Subsidiaries of The Majestic Star Casino, LLC
31.1*	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*             Filed herewith
**           Identifies current management contracts or compensatory plans or arrangements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
The Majestic Star Casino, LLC and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Majestic Star Casino, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in member’s deficit, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Majestic Star Casino, LLC and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that The Majestic Star Casino, LLC and subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring net losses and has a working capital deficiency and accumulated deficit. In addition, the Company is in default with certain covenants of the senior secured notes, secured notes, senior secured credit facility, and Holdco discount notes.  As a result, substantially all of the Company’s debt is currently due and payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3.  The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Las Vegas, Nevada
March 31, 2009

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$57,749,752	$29,216,263
Restricted cash	5,404,310	3,401,359
Accounts receivable, less allowance for doubtful accounts of $1,432,009 and
$1,371,930 as of December 31, 2008 and 2007, respectively	2,995,805	5,779,838
Inventories	984,034	1,088,508
Prepaid expenses and deposits	2,673,864	2,013,891
Receivable from affiliates	796,792	616,889
Total current assets	70,604,557	42,116,748

Property, equipment and improvements, net	263,563,631	279,629,166
Intangible assets, net	54,227,169	121,936,336
Goodwill	5,922,398	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $12,452,427 and $9,107,124 as of December 31, 2008
and 2007, respectively	6,392,493	9,737,796
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,539,725 and $1,031,422 as of
December 31, 2008 and 2007, respectively	1,419,014	1,927,317
Other assets	1,381,103	2,911,140
Total other assets	9,192,610	14,576,253

Total assets	$403,510,365	$505,689,945

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,797,083	$4,259,475
Current portion of long-term debt	579,928,327	202,780
Current portion of long-term debt of Majestic Holdco	63,500,000	-
Payable to affiliate	-	214,288
Accrued liabilities:
Payroll and related	9,182,236	9,206,725
Interest	35,305,979	10,980,075
Interest of Majestic Holdco	1,697,743	-
Property and franchise taxes	16,378,070	17,897,923
Other accrued liabilities	15,295,736	16,475,209
Total current liabilities	723,085,174	59,236,475

Long-term debt, net of current maturities	-	556,535,441
Long-term debt of Majestic Holdco, net of discount of $5,789,771	-	57,710,229

Total liabilities	723,085,174	673,482,145

Commitments and contingencies (Note 13)

Member's deficit	(319,574,809)	(167,792,200)

Total liabilities and member's deficit	$403,510,365	$505,689,945

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2008	2007	2006
OPERATING REVENUES:
Casino	$332,953,188	$365,899,220	$375,113,896
Rooms	11,722,758	11,851,142	10,890,724
Food and beverage	23,427,806	25,605,009	16,347,550
Other	7,985,022	8,141,969	6,942,171
Gross revenues	376,088,774	411,497,340	409,294,341
Less: promotional allowances	45,115,594	53,399,221	55,060,746
Net operating revenues	330,973,180	358,098,119	354,233,595

OPERATING COSTS AND EXPENSES:
Casino	95,812,899	94,859,609	87,708,577
Rooms	2,412,684	3,066,404	3,329,367
Food and beverage	8,165,819	10,711,815	8,436,922
Other	1,529,191	2,020,352	1,734,230
Gaming taxes	79,232,074	85,943,370	87,096,884
Advertising and promotion	22,937,414	23,177,423	18,641,992
General and administrative	56,447,441	56,541,080	56,970,437
Corporate expense	7,284,083	6,253,724	6,306,222
Economic incentive tax - City of Gary (net of refund 2008)	4,890,868	6,794,396	6,758,373
Depreciation and amortization	33,841,063	32,833,812	31,722,888
Impairment loss on assets	105,759,044	-	-
Loss (gain) on disposal of assets	70,289	905,726	(132,723)
Total operating costs and expenses	418,382,869	323,107,711	308,573,169

Operating (loss) income	(87,409,689)	34,990,408	45,660,426

OTHER INCOME (EXPENSE):
Interest income	279,672	668,071	447,625
Interest expense	(55,226,069)	(54,529,563)	(53,968,445)
Interest expense - Majestic Holdco	(7,995,818)	(7,094,840)	(6,330,956)
Other non-operating expense	(30,705)	(85,470)	(115,375)
Total other expense	(62,972,920)	(61,041,802)	(59,967,151)

Net loss	$(150,382,609)	$(26,051,394)	$(14,306,725)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
For the Years Ended December 31, 2008, 2007 and 2006

Member's Deficit

Balance, December 31, 2005	$(120,814,171)
Net loss	(14,306,725)
Distribution to Barden Development, Inc.	(4,469,665)
Balance, December 31, 2006	(139,590,561)
Net loss	(26,051,394)
Distribution to Barden Development, Inc.	(2,150,245)
Balance, December 31, 2007	(167,792,200)
Net loss	(150,382,609)
Distribution to Barden Development, Inc.	(1,400,000)
Balance, December 31, 2008	$(319,574,809)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,382,609)	$(26,051,394)	$(14,306,725)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss on assets	105,759,044	-	-
Depreciation	30,381,896	29,374,646	28,263,722
Amortization	3,459,167	3,459,166	3,459,166
Amortization of deferred financing costs	3,345,303	3,345,304	3,251,970
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	5,789,771	6,586,537	5,827,356
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	508,303	508,303	503,600
Loss on disposal of assets	70,289	905,726	(132,723)
Loss on write-off of construction in progress	414,278	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,784,033	1,802,638	(2,983,062)
Receivable from affiliates	(394,191)	52,669	(286,259)
Inventories	104,474	(200,216)	(100,411)
Prepaid expenses and deposits	(82,523)	292,420	127,291
Other assets	(557,968)	996,289	814,535
Accounts payable	122,007	(595,988)	331,229
Accrued payroll and other expenses	(24,489)	89,999	(149,522)
Accrued interest	24,325,904	229,445	3,534,250
Accrued interest of Majestic Holdco	1,697,743	-	-
Other accrued liabilities	(1,663,181)	8,302,308	(440,295)
Net cash provided by operating activities	25,657,251	29,097,852	27,714,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(2,002,951)	(74,478)	(136,881)
Adjustment of costs related to Trump Indiana acquisition	-	-	(180,648)
Additions to property and equipment	(18,092,311)	(32,133,243)	(25,409,147)
Decrease (increase) in Lakefront Capital Improvement Fund	2,088,005	(1,720,409)	(896,948)
Proceeds from disposal of equipment	67,673	182,742	893,001
Net cash used in investing activities	(17,939,584)	(33,745,388)	(25,730,623)

The accompanying notes are an integral part of these consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For The Years Ended
	December 31,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 ½% senior secured notes	-	-	(245,107)
Issuance costs for the 9 ¾% senior notes	-	-	(1,195,533)
Issuance costs for the 12 ½% senior discount notes
pushed down from Majestic Holdco	-	-	(206,290)
Proceeds from line of credit	45,061,179	53,787,903	60,168,339
Repayment of line of credit	(22,150,000)	(43,100,000)	(61,643,760)
Repayment of debt	(695,357)	(205,783)	(1,227,808)
Distributions to Barden Development, Inc.	(1,400,000)	(2,150,245)	(4,469,665)
Net cash provided by (used in) financing activities	20,815,822	8,331,875	(8,819,824)

Net increase (decrease) in cash and cash equivalents	28,533,489	3,684,339	(6,836,325)

Cash and cash equivalents, beginning of period	29,216,263	25,531,924	32,368,249

Cash and cash equivalents, end of period	$57,749,752	$29,216,263	$25,531,924

	For The Years Ended
	December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID, NET OF CAPITALIZED INTEREST:	$27,554,861	$50,954,258	$47,512,348

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable
and accrued liabilities, net	$185,341	$3,805,887	$1,107,582
Capital assets transferred to prepaid rent	$577,450	$-	$-
Capital assets acquired from incurring debt	$974,284	$286,690	$110,370

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

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company and its separate and distinct subsidiary limited liability companies and corporations own and operate the following gaming facilities:

•	A dockside casino and land based pavilion located on Lake Michigan in Gary, Indiana (“Majestic Star”);
•	A dockside casino and hotel located on Lake Michigan in Gary, Indiana (“Majestic Star II” and with Majestic Star, the “Majestic Properties”);
•	A casino-hotel located in Tunica County, Mississippi ( “Fitzgeralds Tunica”); and
•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes due 2010 (the “Senior Secured Notes”). MSCC has no assets or operations; and

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% Senior Notes due 2011 (the “Senior Notes”). MSCC II has no assets or operations. See Note 10 – Long-Term Debt.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2.                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and corporations. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

As more fully discussed in Notes 3 – Going Concern and 10 – Long-Term Debt, the Company has experienced significant declines in operations at all of its casino properties and is in default under the documents which govern its indebtedness due to failure to make its October 15, 2008 interest payments on its Senior Secured Notes and Senior Notes and with its debt covenants associated with its debt instruments. As a result, the Company has classified all of its debt, including the debt of its parent, which has been pushed down to the Company, within current liabilities in the Condensed Consolidated Balance Sheet as of

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008.   Due to the depressed economy and financial markets, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification (except as previously discussed) of liabilities that may result from the outcome of these uncertainties.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s Condensed Consolidated Balance Sheets as of December 31, 2008 and 2007 include Majestic Holdco’s 12 ½% Senior Discount Notes, $63.5 million in principal due 2011 (the “Discount Notes”), net of discount of $0.0 million and $5.8 million, respectively. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. The Discount Notes are being pushed down to the Company pursuant to the guidance in Securities and Exchange Commission Staff Accounting Bulletin 73, Topic 5(J). In addition to the pushdown of the Discount Notes, the Company is also reflecting $1.4 million and $1.9 million of deferred financing costs, net of amortization, related to the issuance of the Discount Notes, on its Condensed Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively. Amortization of deferred financing costs was $0.5 million for both years ended December 31, 2008 and 2007. Amortization of bond discount was $5.8 million and $6.6 million for the years ended December 31, 2008 and 2007, respectively, and the Company is recognizing accrued interest of $1.7 million for the year ended December 31, 2008. Amortization of deferred financing costs and bond discount are reflected as interest expense on the Company’s Consolidated Statements of Operations. See Note 10 – Long-Term Debt.

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities, or remaining maturities at time of purchase, of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company places its cash primarily in checking and money market accounts, which, at times, have exceeded federally insured limits.

RESTRICTED CASH – At December 31, 2008 and December 31, 2007, restricted cash consists of $5.4 million and $3.4 million, respectively, which is held as certificates of deposits and in an interest-bearing bank account, serves as security for letters of credit supporting the Company’s self-insured workers’ compensation programs, security for the maintenance of public improvements related to the Fitzgeralds Black Hawk expansion, security for various surety bonds and a depository escrow account for economic incentive funds related to the Company’s dispute with the City of Gary, Indiana (“City of Gary”). See Note 13 – Commitments and Contingencies.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends unsecured credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2008, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS –

Changes in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 were as follows:
	2008	2007	2006
Balance, beginning of year	$1,371,930	$871,449	$668,576
Provision	893,071	917,291	559,805
Accounts written-off	(832,992)	(416,810)	(356,932)
Balance, end of year	$1,432,009	$1,371,930	$871,449

INVENTORIES - Inventories consisting principally of food, beverage, operating supplies and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECEIVABLE FROM AFFILIATE - At December 31, 2008, amounts reflected in receivable from affiliates represent non-interest bearing advances made by the Company to Barden Nevada Gaming, LLC (“Barden Nevada”), a wholly owned subsidiary of BDI, of $0.5 million, to BDI of $0.1 million and to Majestic Holdco of $0.1 million. At December 31, 2007, amounts reflected in receivable from affiliates represent non-interest bearing advances made by the Company to PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI, of $0.4 million, to BDI of $0.1 million and to Majestic Holdco of $0.1 million.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS - Goodwill represents the excess purchase price over the net assets acquired for the Fitzgeralds properties, which were acquired in December 2001. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. Indefinite-lived intangible assets represent license rights at Majestic Star II, which are tested for impairment using a discounted cash flow approach.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets at the end of each fiscal year. See Note 8 – Goodwill and Intangible Assets.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINITE-LIVED INTANGIBLE ASSETS - Intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and in the acquisition of Trump Indiana, Inc. (“Trump Indiana”) which was acquired in December 2005 (the “Trump Acquisition”), and are amortized over their estimated useful lives, generally eight to fifteen years. In addition, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we test long-lived assets for impairment if a triggering event occurs. See Note 8 – Goodwill and Intangible Assets.

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

	For The Years Ended December 31,
	2008	2007	2006
Rooms	$4,276,737	$4,117,444	$3,290,923
Food and Beverage	17,836,631	18,130,704	10,898,012
Other	942,479	976,454	551,844
Total	$23,055,847	$23,224,602	$14,740,779

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Years Ended December 31,
	2008	2007	2006
Cash based promotional activities	$7,719,872	$14,727,082	$27,447,352
Slot club	6,884,037	7,947,295	7,928,867
Retail cost of rooms, food, beverage and other	30,511,685	30,724,844	19,684,527
Total	$45,115,594	$53,399,221	$55,060,746

DOWNLOADABLE PROMOTIONAL CREDITS - The Company’s Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  The amount of downloadable promotional credits given to a customer is determined at the discretion of management.  Downloadable promotional credits are not earned by a customer; however, management generally makes its decision regarding the amount of downloadable promotional credits provided to a customer based on the customer’s tracked play or as an award or prize.  The Majestic Properties and Fitzgeralds Tunica do not record the wagering of downloadable promotional credits as slot revenues and corresponding casino and gross revenues as no consideration is provided by the customer to make the wager. Downloadable promotional credits are not redeemable for cash; however, any jackpots won as a result of the wagering of downloadable promotional credits are deducted from slot revenues and corresponding casino and gross revenues. The net impact of the implementation of downloadable promotional credits is lower slot coin-in and slot revenues (casino revenues and gross revenues).

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

FEDERAL AND STATE INCOME TAXES - The Company is organized as a limited liability company and is an entity disregarded for U.S. federal and state income tax purposes. For the years ended December 31, 2008, 2007 and 2006, income of the Company was taxed directly to its member, and, accordingly, no provision for federal and state income taxes is reflected in the consolidated financial statements.

ADVERTISING COSTS - Costs for advertising are expensed as incurred. Advertising costs included in advertising and promotion expenses, were $5.4 million, $5.1 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

LONG-LIVED AND INTANGIBLE ASSETS - Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. An impairment loss is recognized for the difference between fair value and the carrying amounts. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Impairment review procedures mandated under GAAP require an annual review of all intangible assets with indefinite lives. See Note 8 – Goodwill and Intangible Assets.

CAPITALIZED INTEREST – The Company capitalizes interest costs associated with debt incurred in connection with its construction projects.  Interest capitalization will cease once the projects are substantially complete or no longer undergoing construction activities.  The Company capitalized interest on amounts expended on the projects at the Company’s weighted average cost of borrowing on its senior secured credit facility (“Senior Secured Credit Facility”). Interest of $0.9 million, $1.2 million and $0.3 million, respectively, was capitalized for the years ended December 31, 2008, 2007 and 2006.

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

SELF-INSURANCE LIABILITY - The Company maintains accruals for self-insured health and workers’ compensation costs, which are classified in payroll and related accrued liabilities in the accompanying consolidated balance sheets. Management determines the estimate of these accruals by periodically evaluating the historical experience and projecting trends related to these accruals, including an accrual for incurred but not reported claims. Actual results could differ from these estimates.

PAYABLE TO AFFILIATE – At December 31, 2007, the amount reflected in payable to affiliate represents non-interest bearing advances made by Barden Nevada to the Company in the amount of $0.2 million. At December 31, 2008, the Company had no amounts payable to affiliates.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value due to the short term nature of these assets and liabilities. The fair value of the Company’s long-term debt is determined based on quoted market prices for the same or similar issues. See Note 11 – Fair Value of Financial Instruments.

RECLASSIFICATIONS – Certain amounts in the December 31, 2007 consolidated financial statements, having no effect on net loss, have been reclassified to conform to the December 31, 2008 presentation.

NOTE 3.                      GOING CONCERN

The Company has experienced declining operating results and a weakening in its financial position due to significant competition and deteriorating economic conditions in each of the markets in which the Company owns and operates casino facilities. As shown in the consolidated financial statements, the Company has generated net losses of $150.4 million, $26.1 million and $14.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company had cash and cash equivalents of $57.7 million, a net working capital deficit of $652.3 million and member’s deficit of $319.6 million.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In addition, due to liquidity concerns, the Company decided not to make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period on November 14, 2008.  The Company is, therefore, in default of the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility (“Event of Default”).  In addition, there is an Event of Default under the indenture governing the Discount Notes issued by its parent. The trustee or a specified percentage of holders of the notes have the right to accelerate the maturity date of the respective notes, which could result in all of the Company’s indebtedness becoming immediately due and payable. In addition, the lenders under the Senior Secured Credit Facility have the right to accelerate the maturity date under the loan and security agreement. As of December 31, 2008, the Company had $579.9 million of indebtedness outstanding, before the unpaid October 15, 2008 interest payments, under its Senior Secured Notes, Senior Notes, Senior Secured Credit Facility and capitalized leases. Consequently, the Company has classified all of its debt, including the $63.5 million debt of its parent which has been pushed down to the Company, the Discount Notes, within current liabilities in the Consolidated Balance Sheet as of December 31, 2008.

The Company has engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in the Company’s operating results and financial position. These alternatives may include a recapitalization, refinancing, restructuring or reorganization of the Company’s obligations or a sale of some or all of its assets. The Company and its advisors have entered into discussions with its secured lenders and note holders regarding the consequences of the Events of Default under the respective debt documents and the financial and strategic alternatives available to the Company. It is unlikely that any restructuring plan can be consummated outside of Chapter 11 of the U.S. Bankruptcy Code. The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of FASB Statement No.157, “Fair Value Measurements” (“SFAS 157”), in cases where a market is not active. The Company has not yet determined the impact on its consolidated financial statements upon adoption.

•
In May 2008, FASB issued FASB Statement No.162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of the provisions of SFAS 162 is not anticipated to materially impact our consolidated financial statements.

•
In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

•
In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements for fiscal years beginning after November 15, 2008. The Company anticipates that adoption will have no impact on its consolidated financial statements as it has no derivative instruments or hedging activities.

•
Effective January 1, 2008, the Company adopted FASB Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and has not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of SFAS 159 to date. The Company also adopted FASB Statement No.157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008, for financial and non-financial assets and liabilities measured on a recurring basis. There was no impact to the consolidated financial statements upon adoption. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements.

•
In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of SFAS 157” (“FSP 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. The Company anticipates that adoption will have no impact on its consolidated financial statements.

•
In December 2007, the FASB issued FASB Statement No.160, “Noncontrolling Interests in Consolidating Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the beginning of a company’s first fiscal year that begins after December 15, 2008. The Company anticipates that adoption will have no impact on its consolidated financial statements as it has no noncontrolling interests.

NOTE 5.                      CERTIFICATE OF SUITABILITY AND LICENSES

On December 9, 1994, the Indiana Gaming Commission (the “IGC”) awarded the Company a certificate for a riverboat owner’s license for a riverboat casino to be docked in the City of Gary. In December 2005, after the Company completed its acquisition of Trump Indiana, the IGC granted to the Company’s subsidiary, The Majestic Star Casino II, Inc, a license. Currently, each license must be renewed annually with a complete reinvestigation every three years. In June 2007, both licensees underwent their requisite three-year reinvestigations with satisfactory results. The Majestic Properties’ current licenses expire in June 2009. There can be no assurance that any subsequent application for a license will be approved.

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

On October 18, 2001, the Colorado Gaming Commission issued operator and retail licenses to the Company’s subsidiary that is the owner and operator of Fitzgeralds Black Hawk. The operator and retail gaming licenses were renewed by the Colorado Gaming Commission for a one-year period in September 2008. There can be no assurance that any subsequent application for a license will be approved.

NOTE 6.                      CITY OF GARY, INDIANA DEVELOPMENT OBLIGATION

On October 19, 2005, the City of Gary (“City”) and the Company entered into a development agreement (“Amended Majestic Development Agreement”) which provides that the Company’s obligation to the City for economic incentive payments is equal to 3% of the adjusted gross receipts (as defined by the Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. The Amended Majestic Development Agreement also requires the Company or its affiliates to (i) increase its minimum investment commitment from $50.0 million to $70.0 million (the

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company has made in excess of $50.0 million of investments towards this commitment) and (ii) to establish a private charitable education foundation (“Barden Foundation”) and to fund the Barden Foundation with an annual contribution of $0.1 million (the Company has established and funded the Barden Foundation as required to date by the Amended Majestic Development Agreement). The Company expenses the cost of funding the Barden Foundation. The Company’s obligation to make its increased investment is contingent on the City’s compliance with its development obligations to the Company in connection with Buffington Harbor which it has not completed, including obligations with respect to environmental remediation, and the completion of the access roads and freeway interchange. As a result of the City not fulfilling its development obligations, the Company has brought legal action against the City for breach of the Amended Majestic Development Agreement. See Note 13 – Commitments and Contingencies.

NOTE 7.                    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Land	$24,480	$23,661
Land held for future development	22,009	22,009
Vessels, buildings & improvements	194,253	166,880
Site improvements	29,058	28,826
Barge and improvements	20,700	20,679
Leasehold improvements	587	802
Furniture, fixtures and equipment	133,956	124,656
Construction in progress	751	24,253
	425,794	411,766

Less accumulated depreciation and amortization	(162,230)	(132,137)

Total Property and equipment, net	$263,564	$279,629

Substantially all property and equipment are pledged as collateral. See Note 10 - Long Term Debt.

NOTE 8.                      GOODWILL AND INTANGIBLE ASSETS

At December 31, 2008, the Company had $5.9 million of goodwill and $41.5 million of intangible assets deemed to have an indefinite life. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Pursuant to SFAS 142, the Company is required to perform a formal impairment review of the Company’s goodwill and indefinite-lived intangible balances on at least an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected on the balance sheet. The Company performs this review on December 31 of each year.

The impairment test for goodwill is performed in two steps. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill and indefinite-lived intangibles. If the carrying amount of a reporting unit exceeds its fair value, then the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Indefinite-lived intangible assets represent license rights at Majestic Star II and are tested for impairment using a discounted cash flow approach.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur future impairment charges.

Due to continued weakness in our operating results and the expectation that we would not be able to make the scheduled interest payment on our Senior Secured Notes and Senior Notes when due on October 15, 2008, we determined that a triggering event occurred and we conducted the step one analysis under SFAS No. 142. Based on that step one analysis, an indication of impairment existed at our Majestic Properties. We did not have sufficient time to complete the second step evaluation of goodwill and other indefinite-lived intangible assets as required by SFAS No. 142 prior to filing our Form 10-Q for the quarter ended September 30, 2008. However, given the significance of the indication of impairment from the step one analysis, we made the decision to take an estimated non-cash impairment charge for $41.5 million of goodwill at Majestic Star II, which was originally recorded from the Trump Acquisition, in our interim financial statements for the quarter ended September 30, 2008. During the fourth quarter of 2008, we completed our step two analysis, the results of which confirmed the necessity to have fully written-off the goodwill at Majestic Star II.

As a result of our projections reflecting diminishing cash flows, in conjunction with the preparation of our financial statements for the year ended December 31, 2008, we recorded a $64.3 million in aggregate non-cash impairment charge to write-down certain portions of our intangible assets at Majestic Star II. This non-cash impairment charge is in addition to the non-cash impairment charge for goodwill recognized at Majestic Star II in our quarterly interim financial statements for September 30, 2008.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of December 31, 2008 and 2007 are as follows (in thousands):

As of December 31, 2008	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2008	Life
Intangible assets:
Customer relationship	$24,540	$(13,253)	$11,287	8 yrs
Trade name	3,450	(2,439)	1,011	10 yrs
Gaming license	41,450	-	41,450	indefinite
Riverboat excursion license	700	(221)	479	15 yrs
Total intangible assets	$70,140	$(15,913)	$54,227

As of December 31, 2007	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2007	Life
Intangible assets:
Customer relationship	$24,540	$(10,185)	$14,355	8 yrs
Trade name	3,450	(2,094)	1,356	10 yrs
Gaming license	105,700	-	105,700	indefinite
Riverboat excursion license	700	(175)	525	15 yrs
Total intangible assets	$134,390	$(12,454)	$121,936

The amortization expense recorded on the intangible assets subject to amortization for the years ended December 31, 2008, 2007 and 2006 was $3.5 million for each year. The estimated amortization expense for all amortized intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31,
2009	$3,392
2010	2,479
2011	2,456
2012	2,134
2013	2,071
Thereafter	245
Total amortization expense	$12,777

NOTE 9.                      OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Gaming and other taxes	$1,772	$2,159
Progressive jackpots	3,786	4,165
Slot club liability	1,634	1,818
Chip & token liability	494	763
Accrued trade payables	5,036	5,001
Professional fees	1,578	1,304
Other	996	1,265
	$15,296	$16,475

NOTE 10.                      LONG-TERM DEBT

Long-term debt outstanding as of December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility due 2010	79,336	56,425
Capitalized leases and other debt	592	313
Long-term debt	579,928	556,738
Less current maturities	(579,928)	(203)
Total long-term debt	$-	$556,535

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SENIOR SECURED NOTES

The Company has issued $300.0 million of Senior Secured Notes. The Senior Secured Notes bear interest at a fixed annual rate of 9 ½% payable on April 15 and October 15 of each year and have a maturity date of October 15, 2010. The Senior Secured Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp.). The Senior Secured Notes are secured by a pledge of substantially all of the Company’s and its subsidiaries’ current and future assets, other than certain excluded assets. The Senior Secured Notes are also collateralized by our equity interests held by Majestic Holdco and our equity interests in the subsidiary guarantors.

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

SENIOR NOTES

The Company has issued $200.0 million of Senior Notes. The Senior Notes bear interest at a fixed annual rate of 9 ¾% payable on April 15 and October 15 of each year and have a maturity date of January 15, 2011. The Senior Notes are guaranteed by all of our subsidiaries (other than Majestic Star Casino Capital Corp and Majestic Star Casino Capital Corp II which is a co-issuer). The Senior Notes are senior unsecured obligations of the Company, ranking equally with all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness.  The Senior Notes are effectively subordinated to the Senior Secured Notes and the Company’s $80.0 million Senior Secured Credit Facility.

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

On October 7, 2008, the Company drew substantially all the funds remaining on the Senior Secured Credit Facility.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EVENT OF DEFAULT

The Company did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to expiration of the grace period to cure such payment defaults on November 14, 2008.  As a result there is an Event of Default under the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement for the Senior Secured Credit Facility. Following the Event of Default, lenders under the Senior Secured Credit Facility, the trustee or a specified percentage of holders of the Senior Secured Notes, as well as the trustee or a specified percentage of holders of the Senior Notes have the right to accelerate the maturity date of the respective indebtedness, which would cause the respective indebtedness to be immediately due and payable and could result in all of the Company’s indebtedness becoming immediately due and payable. Consequently, the Company has classified all debt as current on the Consolidated Balance Sheet as of December 31, 2008. Further, the lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of the Company’s and its subsidiaries’ equity and on the Company’s and its subsidiaries’ assets which secure such indebtedness. The Company and its advisors have entered into discussions with its lenders and note holders regarding the restructuring of the Company’s debt.

In addition, the Company is (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the Senior Secured Notes and Senior Notes on the overdue installments of interest and an additional 2% in excess of the rates otherwise applicable under the Senior Secured Credit Facility and (ii) restricted from taking certain actions as specified in the covenants in the indentures governing the respective notes and the Senior Secured Credit Facility, including making certain payments and investments and incurring certain indebtedness.

The Company has engaged counsel and financial advisors to assist the Company with evaluating strategic alternatives aimed at addressing the Company’s operating results and financial position. In addition, the lenders and note holders have also engaged counsel and financial advisors and, with certain limitations, the Company has agreed to reimburse the lenders and note holders’ counsel and financial advisors. In 2008, the Company incurred $1.5 million in restructuring related costs.

OTHER DEBT

The Company has various other capital leases of approximately $0.6 million and other debt for equipment. The debt obligations are of a short duration.

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were contributed to the Company to assist in funding the Trump Acquisition and refinancing other debt. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interests of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. Neither the Company nor any of its subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its subsidiaries secure the Discount Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%.  The Discount Notes paid interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes began to accrue which will first become payable on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. Due to the Event of Default, as described above, which exists, there is in turn an Event of Default under the indenture governing the Discount Notes. Consequently, the Company has classified the Discount Notes as current. It is anticipated that Majestic Holdco will not have funds available to make the interest payments on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INTERCREDITOR AGREEMENT

The trustee under the Senior Secured Notes Indenture (as collateral agent) and Wells Fargo Foothill, Inc., the agent under the Senior Secured Credit Facility, are party to the intercreditor agreement which provides for the contractual subordination of the liens on the collateral securing the Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the Senior Secured Credit Facility.

The intercreditor agreement, among other things, limits the trustee’s rights in an event of default under the Senior Secured Notes. Under the intercreditor agreement, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the Senior Secured Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Senior Secured Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to the trustee. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the Senior Secured Credit Facility and thereafter to the holders of the Senior Secured Notes.

As a result of the Event of Default that exists under the Senior Secured Credit Facility and Senior Secured Notes, the trustee sent to the agent a default notice dated as of December 3, 2008. On December 11, 2008, the agent sent the trustee a “Standstill Notice” pursuant to the terms of the intercreditor agreement. As such, the trustee and the holders of the Senior Secured Notes are prohibited from taking action against the collateral during the 180-day standstill period.

NOTE 11.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value as of December 31, 2008 and December 31, 2007 of the Company’s financial instruments.

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets:	(in thousands)
Cash and equivalents	$57,750	$57,750	$29,216	$29,216
Restricted Cash	$5,404	$5,404	$3,401	$3,401

Liabilities:
Long-term debt
9 ½% Senior Secured Notes	$300,000	$85,500	$300,000	$281,250
9 ¾% Senior Notes	200,000	10,000	200,000	138,000
Senior Secured Credit Facility	79,336	79,336	56,425	56,425
Capitalized leases and other debt	592	592	313	313
	$579,928	$175,428	$556,738	$475,988

12 ½% Discount Notes, pushed
down from Majestic Holdco	$63,500	$635	$57,710	$45,085

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

While our $300.0 million of Senior Secured Notes are not actively traded, we believe, based upon information received from investment institutions, that our $300.0 million of Senior Secured Notes were priced at 28.5% of face value for a value of $85.5 million at December 31, 2008. Our $200.0 million of Senior Notes are not actively traded, but we believe, based upon information received from investment institutions, that our $200.0 million of Senior Notes were priced at 5.0% of face value for a value of $10.0 million at December 31, 2008. The Discount Notes of our parent, Majestic Holdco, are not actively traded, but we believe, based upon information received from investment institutions, that Majestic Holdco’s $63.5 million of Discount Notes were priced at 1.0% of face value for a value of $0.6 million at December 31, 2008.

NOTE 12.                      SAVINGS PLAN

The Company contributes to defined contribution plans, which provide for contributions in accordance with the plan documents. The plans are available to full time employees upon joining the Company. The Company makes a matching contribution up to a maximum of 3% of an employee’s salary limited to a specified dollar amount as stated in the plan documents. The Company’s contributions to the plans amounted to $1.2 million, $1.0 million and $1.0 million during 2008, 2007 and 2006, respectively.

NOTE 13.                      COMMITMENTS AND CONTINGENCIES

LEASES

The Company has operating leases for various office and gaming equipment. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 (in thousands):

For the years ended December 31,

2009	$454
2010	150
2011	78
2012	29
2013	-
Thereafter	-
$711

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $10.5 million, $10.1 million and $8.8 million, respectively.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi Gaming, LLC (“BMG”), the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs sought treble, compensatory and punitive damages plus interest and attorney's fees. Each of the casino defendants, excluding BMG, settled with the plaintiffs in May 2008, leaving BMG as the sole remaining defendant in the matter. On August 22, 2008, the Company settled with plaintiffs for $35,000, which the Company has paid. The Company previously had reserved $0.1 million for this matter.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on certain claims that are payable under its stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) breach of contract, (ii) unfair claims settlement practices, (iii) bad faith, and (iv) breach of fiduciary duty. The Company is seeking declaratory relief and damages for unpaid claims totaling approximately $0.7 million, punitive damages and attorneys’ fees. In May 2008, the Company amended its Complaint to include claims against the Insurance Provider’s managing general underwriter for breach of contract, bad faith and breach of fiduciary duty. In its Answer, the Insurance Provider denied that payment on the claims is owing and filed a counter-claim for rescission of the stop-loss contracts, declaratory relief, breach of contract and negligent misrepresentation relating to the number of enrolled, eligible participants in the health plans. The Insurance Provider seeks damages totaling $0.1 million plus prejudgment interest or, in the alternative, unspecified damages believed to total $0.3 million for its alleged losses under the contracts.  The Company believes it is entitled to a substantial recovery on its claims which include both contract and tort claims and believes the Insurance Provider’s counter-claim is without merit. The parties were unsuccessful in their attempt to resolve their claims through a mediation held on November 19, 2008; however, they continue to engage in informal settlement discussions.  Should the negotiations not be successful, the Company intends to vigorously prosecute its claims and defend the counter-claims at trial which is currently expected to begin in late 2009. The parties are in the discovery stage of litigation and at this time the Company cannot determine with certainty the outcome of the litigation or the likelihood or the amount of any recovery.

Construction Litigation. On January 15, 2007, Barden Colorado Gaming, LLC (“BCG”) entered into a Joint Prosecution "Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”). The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005. As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against three contractors involved in the storm sewer drain project (“Contractors”). It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on the part of the Contractors involved in the storm sewer drain project. The Company estimates its total claim for the loss to be approximately $4.3 million. As of December 2008, the Company had received $2.9 million in settlement payments from the insurance carrier. On July 24, 2008, the Company reached an agreement with the Insurer whereby the Company would receive 12.5% of any recovery from the Contractors after expenses. In August 2008, the Company and the Insurer agreed to release their claims against the Contractors in exchange for the payment of $0.8 million, with one of the Contractors, Lyman Henn, Inc. agreeing to pay $0.5 million of that amount.  Lyman Henn, Inc. is now disputing the enforceability of its agreement to pay that amount.  The Company and the Insurer have moved to enforce the agreement. A hearing on that motion was held on March 16, 2009 and the court granted the Company’s motion to enforce the agreement. The other two Contractors did not dispute their agreement to pay $0.3 million and paid that sum in January 2009. The Company has received its agreed upon share of the $0.3 million recovery after

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses. At this point in time, the Company is unable to assess with certainty the amount or likelihood of recovery from Lyman Henn, Inc.

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add-back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that nonresident withholding taxes did not apply for the fiscal year 1996 and the period January 1, 1998 through 2002. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

BDI's nonresident shareholder has been assessed $0.2 million, plus penalties and interest, for 2003. That assessment was protested by BDI’s nonresident shareholder to the legal division of the Department of Revenue. The Department held a hearing on the 2003 protest on December 5, 2006, and issued its ruling on March 14, 2007.  In that ruling, the Department sustained the shareholder’s protest of the imposition of a negligence penalty. The Department denied the protest of the amount of tax assessed.  An appeal of that ruling was filed with the Indiana Tax Court on May 14, 2007.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back state gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the nonresident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company and BDI continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued in the Company’s financial statements relating to this matter.

Should the Company or the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company may make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. For the years subsequent to 2003, BDI’s nonresident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

Majestic Star Property Assessment Appeals.  Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment from the Calumet Township (County of Lake, Indiana) Assessor (a) dated July 20, 2007 updating the assessed valuation of the Company's riverboats effective March 1, 2006 retroactive for the period January 1, 2006 through December 31, 2006, and (b) dated January 21, 2009 updating the assessed valuation of the Company's riverboats effective March 1, 2007 retroactive for the period January 1, 2007 through December 31, 2007. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively, for 2006 and 172.3% and 184.1%, respectively, for 2007. With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006 and by $4.3 million over 2005 for the period January 1, 2007 through December 31, 2007. There is currently significant uncertainty regarding property tax rates for the period January 1, 2008 through December 31, 2008, as further described below. As such, the Company estimates that the increased property taxes for 2008 over 2006 could range between $2.7 million, assuming a 3.9%

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

effective tax rate, and $5.2 million, assuming an effective tax rate of 7.5%, which is  consistent with prior year property tax rates levied against the Majestic Properties’ real property. The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels exceed their market values, which are the applicable standard for assessing real property in Indiana, and are thus excessive and unsupportable. The Company has initiated administrative appeals of the vessels' assessments for both the March 1, 2006 and 2007 assessment dates. While the appeals are pending, the Company will accrue and pay property taxes for the vessels based on the 2005 year's assessed values, as the Company believes the 2006 and 2007 assessed values should not exceed the 2005 year’s assessed values. As of December 31, 2008, the Majestic Properties has established reserves of $3.4 million. If the increased assessments are ultimately upheld, the Company will be required to take an additional charge to earnings of between $8.0 million and $10.5 million, in addition to interest. With the exception of payment of taxes based on the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008 and all 2007 tax bills were received in January 2009 and paid in February 2009. No property tax bills have been received for 2008.

On February 6, 2009, the Company initiated an administrative appeal to challenge notices of assessment it received from the Calumet Township Assessor increasing the assessed valuation of eight other parcels of real estate owned by the Company in Lake County, Indiana effective March 1, 2007 retroactive for the period January 1, 2007 through December 31, 2007. These included notices that the property tax assessments of the eight parcels, combined, were to be increased from the March 1, 2006 assessment by 37.4%. With these new assessments, the combined real property tax expense for the eight parcels exclusive of interest would have increased by $0.8 million for the period January 1, 2007 through December 31, 2007 and between $0.5 million and $1.0 million for the period January 1, 2008 through December 31, 2008 based on the assumptions noted below for 2008. The Company initiated the appeals as a protective measure while it further investigates the methodology used by the Calumet Township Assessor to assess the eight parcels and evaluates whether such assessments are excessive. While the appeals are pending, the Company has accrued and paid property taxes for the parcels based on the 2006 year's assessed values.

Real and personal property taxes for calendar year 2008, payable in 2009, will be eligible for “circuit breaker” credits under current law. These credits will reduce the effective tax rate applicable to the assessed valuation of the Company’s property. The extent of the reduction depends in part on the outcome of an appeal filed December 5, 2008 with the Distressed Unit Appeals Board (“DUAB”) by the City of Gary and other taxing units. If the DUAB and related appeals are granted in full, the effective tax rate for calendar year 2008 property tax payable in 2009 would be approximately 5% according to the City’s projections, determined in accordance with current circuit breaker legislation. If those appeals are denied in full, the effective tax rate for calendar year 2008 property taxes payable in 2009 would be approximately 3.9%. Given the significant uncertainty regarding property tax rates for calendar year 2008, payable in 2009, and the previously discussed disputes over assessed valuations, the Company has elected to use a property tax rate of 7.5% for determining its 2008 property tax accrual. The property tax rate being used by the Company is consistent with previous tax rates levied on the Majestic Properties’ real property.

It is too early to predict the outcome of the Majestic Properties real property tax matters. The range of likely outcomes is between $0 and $14.0 million, exclusive of interest. There is no way to tell if any amount in this range is more likely than any other.

City of Gary, Indiana Development Obligation. On March 26, 1996, the City and Majestic Star entered into a development agreement (“Majestic Development Agreement”). Trump Indiana, Inc. (“Trump Indiana”) also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). In conjunction with the Company’s closing of the Trump Acquisition, the Company, Trump Indiana and the City entered into the Amended Majestic Development Agreement dated October 19, 2005. See Note 6 – City of Gary, Indiana Development Obligation.

The current mayor of the City, who took office on April 7, 2006, claims that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that the City be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion County Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Superior Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

The Company filed the arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties. If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement. The additional 1% due to the City attributed to Majestic Star II would equal $4.5 million.

Effective for the tax period January 2008, the Company began depositing the economic incentive funds payable to the City for 2008 under the Amended Majestic Development Agreement in a segregated bank account. On May 2, 2008, the Marion County Superior Court denied the City's motion for a preliminary injunction to require the Company to resume payment to the City of the economic incentive funds pending resolution of the case.

The City appealed the denial of its injunction motion to the Indiana Court of Appeals (No. 49A02-0807-CV-00625), filing its appellate brief on July 30, 2008. After a stay to permit the parties to explore settlement, which expired November 30, 2008, the Company timely filed its appellate brief with the Indiana Court of Appeals on January 20, 2009, as did the Indiana Gaming Commission (which supports the Company’s position on the proper trial court venue for the action, and has remained neutral on the City’s attempt to require the Company to resume payments of the economic incentive funds). Though the City’s appellate reply brief was due on or about February 9, 2009, the City has filed no reply brief and the Company’s counsel believe it is likely that the Court of Appeals now views the appeal as fully briefed. The Company does not anticipate oral argument will be held before the Court of Appeals but expects a ruling on the briefs.

On August 22, 2008, the Company and City entered into an interim settlement agreement whereby (i) the withheld economic incentive funds, deposited at the time in the segregated bank account, which totaled $4.4 million, were paid to the City for the City’s unrestricted use, (ii) the monies in the Lakefront Capital Improvement Fund, which totaled $3.2 million, were paid to the Company and (iii) the parties requested a stay of proceedings until November 30, 2008. Beginning in September 2008, the Company resumed depositing the economic incentive funds into the segregated bank account, which action the City acknowledges but disputes the Company’s right to do so. As of December 31, 2008, the balances in the segregated economic incentive fund and the Lakefront Capital Improvement Fund bank accounts were $1.6 million and $0.5 million, respectively.  It is too early to determine with certainty the outcome of the arbitration or litigation or the amount or likelihood of any recovery from the City.

The Majestic Star Casino, LLC Group Health Benefit Plan Litigation. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against the Company’s Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of BMG, an individual covered under the Plan (“Employee”). The action is governed by the Employee Retirement Income Security Act of 1974, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”). The Company filed a motion for the Court to reconsider (“Motion to Reconsider”) which was denied by the Court on July 31, 2008. On August 28, 2008, the Company filed a Notice of Appeal to appeal to the United States Court of

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Appeals for the 6th Circuit (“Court of Appeals”), the Order issued on March 20, 2008 and the order of July 31, 2008 denying the Motion to Reconsider. In the event the Plan is ultimately found liable on appeal, the Company believes that the claim may not be covered by the Company’s Insurance Provider.

On April 21, 2008, the Company filed a Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay”), and on May 1, 2008 the Plaintiff filed a Plaintiff’s Response to Defendant’s Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay Response”). The Motion to Stay Response requested the Court to require the Company to either pay an amount equal to the judgment as security, or post a bond that secures payment once the judgment becomes final. On May 13, 2008, the Court granted the Motion to Stay and on June 16, 2008 granted the Company’s request to deposit funds in the amount of the judgment with the Clerk of the Court, in lieu of posting a bond. Accordingly, the Company deposited $0.4 million with the Clerk of the Court, which is the amount of the judgment.

On August 8, 2008, the Plaintiff filed a motion for attorney fees, prejudgment interest and costs. On November 4, 2008, the Court granted Plaintiff’s motion and awarded prejudgment interest in the amount of $40,000. The amount of the attorney fees awarded has not yet been determined by the Court. On November 24, 2008, the Company filed a Notice of Appeal to appeal to the Court of Appeals the Court’s award of attorney fees and prejudgment interest. On November 26, 2008, the Court of Appeals consolidated the two appeals filed by the Company into a single proceeding before the Court of Appeals. The Company’s appellant brief was filed on January 20, 2009 and the Appellee Brief was filed February 19, 2009. The Company filed its Reply Brief on March 5, 2009. In anticipation of any payments for which the Company may ultimately be liable, the Company has accrued $0.1 million for pre-judgment interest and plaintiff’s estimated attorney fees. At this point in time, the Company is unable to assess with certainty the ultimate resolution of the litigation, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

GAMING REGULATIONS

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the “Act”) and the administrative rules promulgated there under. The Indiana Gaming Commission (“IGC”) is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as over all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of proposed rules might have on the Company’s operations.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EMPLOYMENT AGREEMENTS

Mr. Barden serves as our Chairman, President and Chief Executive Officer and in 2008 received an annual base compensation of $750,000 as an employee, pursuant to an employment agreement with the Company dated January 1, 2005. The Company provides Mr. Barden with an auto allowance. Mr. Barden is entitled to participate in the Company’s employee benefit plans as are generally made available to the Company’s senior executives and other customary employee benefits, including participation in the Company’s 401(k) plan.

LETTER OF CREDIT/SURETY BOND

As part of a self-insured worker’s compensation program, the Company was required to post a letter of credit in the amount of $2.9 million to secure payment of claims. To collateralize the letter of credit, the bank required that the Company purchase a $2.9 million certificate of deposit. The certificate of deposit securing the letter of credit for the Company’s workers’ compensation program is recorded in restricted cash on the Company’s consolidated balance sheet.

The State of Mississippi has required Fitzgeralds Tunica to post surety bonds as security for current and future sales and gaming revenue tax obligations. Fitzgeralds Tunica has four surety bonds: a $0.6 million bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured by certificates of deposit and are recorded in restricted cash on the Company’s consolidated balance sheet.

The Company was required to post as security for public improvements related to the Fitzgeralds Black Hawk expansion project a $0.3 million letter of credit which is secured by a certificate of deposit.

NOTE 14.                     RELATED PERSONS TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes.  The Company’s consolidated financial statements as of December 31, 2008 and 2007 include the $63.5 million of Discount Notes, net of discount of $0.0 million and $5.8 million, respectively, issued by Majestic Holdco in connection with the Trump Acquisition and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco. See Note 2 – Summary of Significant Accounting Policies and Note 10 – Long-Term Debt.

Manager Agreement.  Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Discount Notes, the Senior Secured Notes and the Senior Notes (collectively, the “Notes”) and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indentures governing the Notes and the terms of the Senior Secured Credit Facility) for the immediately preceding fiscal quarter. During 2008 and as of December 31, 2008, the Company was and is precluded from making distributions to BDI due to its failure to achieve certain financial ratios necessary to make the distributions and the prohibition of making distributions to its manager if there is an Event of Default under the Company’s governing debt documents.

Tax Distributions.  The Company made a distribution of $1.4 million in April 2008 for its member’s Indiana state income tax liabilities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PITG Gaming, LLC Expense Sharing Agreement.  The Company entered into an expense sharing agreement with PITG in November 2007. The expense sharing agreement provided for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses were primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $1.3 million and $0.6 million for each of the twelve-month periods ended December 31, 2008 and 2007, respectively, pursuant to the expense sharing agreement. Amounts under the expense sharing agreement were repaid in August 2008 and the agreement was terminated.

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG could request advances from time to time from the Company up to $5.0 million. The note evidenced amounts outstanding under the expense sharing agreement. The amount of $0.2 million outstanding on the note was repaid in August, 2008 and the note was cancelled.

Barden Nevada Expense Sharing Agreement.  The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $1.5 million for each of the twelve-month periods ended December 31, 2008 and 2007 pursuant to the expense sharing agreement. As of December 31, 2008, $0.5 million was owed under the expense sharing agreement.

Barden Nevada Revolving Promissory Note.  On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread, including 2% default interest, paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. As of December 31, 2008, nothing was owed the Company under this promissory note. The highest amount owed under the note during 2008 was $0.1 million.

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with Carson Properties Nevada LLC (“Landlord”), a subsidiary of BDI, for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot, for a total of 11,549 square feet, for the first 18 months and $2.50 per square foot beginning in month 19, and will increase by 3% on the second anniversary date of commencement of the Lease and every anniversary date thereafter. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs, not to exceed $0.4 million, through rent offset.  The Company has spent $0.3 million on asbestos abatement. In October 2008, the Landlord sold the building and assigned the Lease to the buyer. The Landlord reimbursed the Company for $0.6 million of general improvements previously made to the Premises by the Company. The $0.3 million spent on asbestos treatment will be reimbursed through rent offset from the new landlord.

Other Related Parties.  The Company has receivables on its balance sheet with Majestic Holdco and BDI in the amount of $0.1 million each. The receivables relate to the payment of professional services on behalf of these entities and unreimbursed expenses related to benefit and insurance plans in which these entities participate.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.                      SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”). The Majestic Properties includes Majestic Star and Majestic Star II. Buffington Harbor Parking Associates was merged into Majestic Star as of August 4, 2006 and is shown as if the merger had been completed as of January 1, 2006. Buffington Harbor Riverboats, L.L.C. was dissolved as of December 31, 2006.

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

A summary of the Properties’ operations by business segment for the years ended December 31, 2008, 2007 and 2006 and a summary of the Properties’ assets and goodwill as of December 31, 2008 and December 31, 2007 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For The Years Ended
	December 31,
	2008	2007	2006
	(in thousands)
Net revenues:
Majestic Properties	$220,907	$240,573	$236,826
Fitzgeralds Tunica	80,396	86,813	83,979
Fitzgeralds Black Hawk	29,670	30,712	33,429
Total	$330,973	$358,098	$354,234

Operating (loss) income :
Majestic Properties (1)	$(84,595)	$30,339	$35,183
Fitzgeralds Tunica	2,409	5,092	8,836
Fitzgeralds Black Hawk	2,282	5,962	8,060
Corporate (2)	(7,506)	(6,403)	(6,419)
Total	$(87,410)	$34,990	$45,660

Segment depreciation and amortization:
Majestic Properties	$18,675	$19,197	$20,291
Fitzgeralds Tunica	11,299	10,975	9,157
Fitzgeralds Black Hawk	3,645	2,515	2,163
Corporate	222	147	112
Total	$33,841	$32,834	$31,723

Expenditure for additions to long-lived assets:
Majestic Properties	$806	$7,403	$9,130
Fitzgeralds Tunica	1,237	7,367	10,577
Fitzgeralds Black Hawk	16,001	16,411	5,541
Corporate	48	952	161
Total	$18,092	$32,133	$25,409

	December 31,	December 31,
	2008	2007
	(in thousands)
Segment assets:
Majestic Properties	$325,431	$465,357
Fitzgeralds Tunica	108,471	76,159
Fitzgeralds Black Hawk	62,414	52,829
Corporate	456,891	464,340
Total	953,207	1,058,685
Less: Intercompany	(549,697)	(552,995)
Total	$403,510	$505,690

Goodwill:
Majestic Properties	$-	$41,509
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,924	1,924
Total	$5,922	$47,431

(1) Operating loss for the year ended December 31, 2008 includes a $105.8 million charge for impairment loss on assets.
(2) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes, the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.  The guarantor subsidiaries are 100% owned by The Majestic Star Casino, LLC, and the guarantees of the Senior Secured Notes are full and unconditional, and joint and several.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,044,826	$-	$49,704,926	$-		$57,749,752
Restricted cash	4,779,310	-	625,000	-		5,404,310
Accounts receivable, net	1,341,328	-	1,654,477	-		2,995,805
Inventories	328,701	-	655,333	-		984,034
Prepaid expenses and deposits	1,389,030	-	1,284,834	-		2,673,864
Receivable from affiliate	40,247,247	-	1,399	(39,451,854)	(a)	796,792
Investment in subsidiaries	70,144,117	-	-	(70,144,117)	(b)	-
Total current assets	126,274,559	-	53,925,969	(109,595,971)		70,604,557

Property, equipment and improvements, net	129,412,625	-	134,151,006	-		263,563,631
Intangible assets, net	-	-	54,227,169	-		54,227,169
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	6,392,493	-	-	-		6,392,493
Deferred financing costs of
Majestic Holdco, net (c)	1,419,014	-	-	-		1,419,014
Long-term receivable from affiliates	131,676,892	-	15,649,594	(147,326,486)	(a)	-
Other assets	789,462	-	591,641	-		1,381,103
Total other assets	140,277,861	-	16,241,235	(147,326,486)		9,192,610
Total assets	$395,965,045	$-	$264,467,777	$(256,922,457)		$403,510,365

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$942,718	$-	$854,365	$-		$1,797,083
Current portion of long-term debt	579,429,270	300,000,000	499,057	(300,000,000)	(d)	579,928,327
Current portion of long-term debt of
Majestic Holdco, net of discount (e)	63,500,000	-	-	-		63,500,000
Payable to affiliates	-	-	39,451,854	(39,451,854)	(a)	-
Accrued liabilities:
Payroll and related	3,589,107	-	5,593,129	-		9,182,236
Interest	35,303,479	-	2,500	-		35,305,979
Interest of Majestic Holdco (e)	1,697,743	-	-	-		1,697,743
Property and franchise taxes	8,945,347	-	7,432,723	-		16,378,070
Other accrued liabilities	6,482,596	-	8,813,140	-		15,295,736
Total current liabilities	699,890,260	300,000,000	62,646,768	(339,451,854)		723,085,174

Due to affiliates	15,649,594	-	131,676,892	(147,326,486)	(a)	-
Total liabilities	715,539,854	300,000,000	194,323,660	(486,778,340)		723,085,174
Member's (deficit) equity	(319,574,809)	(300,000,000)	70,144,117	229,855,883	(b)(d)	(319,574,809)
Total liabilities and member's (deficit) equity	$395,965,045	$-	$264,467,777	$(256,922,457)		$403,510,365

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes and interest pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,055,172	$-	$21,161,091	$-		$29,216,263
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	2,579,315	-	3,200,523	-		5,779,838
Inventories	421,082	-	667,426	-		1,088,508
Prepaid expenses and deposits	1,026,745	-	987,146	-		2,013,891
Receivable from affiliate	4,694,778	-	1,399	(4,079,288)	(a)	616,889
Investment in subsidiaries	152,619,718	-	-	(152,619,718)	(b)	-
Total current assets	172,798,169	-	26,017,585	(156,699,006)		42,116,748

Property, equipment and improvements, net	141,886,772	-	137,742,394	-		279,629,166
Intangible assets, net	-	-	121,936,336	-		121,936,336
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	9,737,796	-	-	-		9,737,796
Deferred financing costs of
Majestic Holdco, net (c)	1,927,317	-	-	-		1,927,317
Long-term receivable from affiliates	171,709,437	-	21,321,739	(193,031,176)	(a)	-
Other assets	1,271,483	-	1,639,657	-		2,911,140
Total other assets	184,646,033	-	22,961,396	(193,031,176)		14,576,253
Total assets	$499,330,974	$-	$356,089,153	$(349,730,182)		$505,689,945

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,255,451	$-	$3,004,024	$-		$4,259,475
Current portion of long-term debt	156,340	-	46,440	-		202,780
Payable to affiliates	311,321	-	3,982,255	(4,079,288)	(a)	214,288
Accrued liabilities:
Payroll and related	3,558,272	-	5,648,453	-		9,206,725
Interest	10,980,075	-	-	-		10,980,075
Property and franchise taxes	10,875,649	-	7,022,274	-		17,897,923
Other accrued liabilities	4,423,253	-	12,051,956	-		16,475,209
Total current liabilities	31,560,361	-	31,755,402	(4,079,288)		59,236,475

Due to affiliates	21,321,739	-	171,709,437	(193,031,176)	(a)	-
Long-term debt, net of current maturities	556,530,845	300,000,000	4,596	(300,000,000)	(d)	556,535,441
Long-term debt of
Majestic Holdco, net (e)	57,710,229	-	-	-		57,710,229
Total liabilities	667,123,174	300,000,000	203,469,435	(497,110,464)		673,482,145
Member's (deficit) equity	(167,792,200)	(300,000,000)	152,619,718	147,380,282	(b)(d)	(167,792,200)
Total liabilities and member's (deficit) equity	$499,330,974	$-	$356,089,153	$(349,730,182)		$505,689,945

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$121,162,566	$-	$211,790,622	$-		$332,953,188
Rooms	-	-	11,722,758	-		11,722,758
Food and beverage	8,122,735	-	15,305,071	-		23,427,806
Other	3,588,088	-	4,396,934	-		7,985,022
Gross revenues	132,873,389	-	243,215,385	-		376,088,774
Less promotional allowances	12,950,338	-	31,576,548	588,708	(a)	45,115,594
Net operating revenues	119,923,051	-	211,638,837	(588,708)		330,973,180

OPERATING COSTS AND EXPENSES:
Casino	33,809,301	-	62,003,598	-		95,812,899
Rooms	-	-	2,412,684	-		2,412,684
Food and beverage	3,174,489	-	4,991,330	-		8,165,819
Other	725,073	-	804,118	-		1,529,191
Gaming taxes	35,683,810	-	43,548,264	-		79,232,074
Advertising and promotion	6,743,645	-	16,782,477	(588,708)	(a)	22,937,414
General and administrative	22,507,917	-	33,939,524	-		56,447,441
Corporate expense	7,284,083	-	-	-		7,284,083
Economic incentive tax - City of Gary, net of refund	2,687,365	-	2,203,503	-		4,890,868
Depreciation and amortization	12,206,257	-	21,634,806	-		33,841,063
Impairment loss on assets	-	-	105,759,044	-		105,759,044
(Gain) loss on disposal of assets	(13,278)	-	83,567	-		70,289
Total operating costs and expenses	124,808,662	-	294,162,915	(588,708)		418,382,869

Operating loss	(4,885,611)	-	(82,524,078)	-		(87,409,689)

OTHER (EXPENSE) INCOME :
Interest income	197,734	-	81,938	-		279,672
Interest expense	(55,192,608)	-	(33,461)	-		(55,226,069)
Interest expense of Majestic Holdco (b)	(7,995,818)	-	-	-		(7,995,818)
Other non-operating expense	(30,705)	-	-	-		(30,705)
Equity in net income of subsidiaries	(82,475,601)	-	-	82,475,601	(c)	-
Total other (expense) income	(145,496,998)	-	48,477	82,475,601		(62,972,920)

Net loss	$(150,382,609)	$-	$(82,475,601)	$82,475,601		$(150,382,609)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$132,550,323	$-	$233,348,897	$-		$365,899,220
Rooms	-	-	11,851,142	-		11,851,142
Food and beverage	9,297,118	-	16,307,891	-		25,605,009
Other	3,676,440	-	4,465,529	-		8,141,969
Gross revenues	145,523,881	-	265,973,459	-		411,497,340
Less promotional allowances	16,825,543	-	36,127,511	446,167	(a)	53,399,221
Net operating revenues	128,698,338	-	229,845,948	(446,167)		358,098,119

OPERATING COSTS AND EXPENSES:
Casino	30,602,068	-	64,257,541	-		94,859,609
Rooms	-	-	3,066,404	-		3,066,404
Food and beverage	4,930,703	-	5,781,112	-		10,711,815
Other	1,062,004	-	958,348	-		2,020,352
Gaming taxes	38,319,279	-	47,624,091	-		85,943,370
Advertising and promotion	6,287,054	-	17,336,536	(446,167)	(a)	23,177,423
General and administrative	22,532,603	-	34,008,477	-		56,541,080
Corporate expense	6,253,724	-	-	-		6,253,724
Economic incentive tax - City of Gary	3,635,188	-	3,159,208	-		6,794,396
Depreciation and amortization	12,272,858	-	20,560,954	-		32,833,812
Loss on disposal of assets	190,710	-	715,016	-		905,726
Total operating costs and expenses	126,086,191	-	197,467,687	(446,167)		323,107,711

Operating income	2,612,147	-	32,378,261	-		34,990,408

OTHER (EXPENSE) INCOME :
Interest income	282,474	-	385,597	-		668,071
Interest expense	(54,524,354)	-	(5,209)	-		(54,529,563)
Interest expense of Majestic Holdco (b)	(7,094,840)	-	-	-		(7,094,840)
Other non-operating expense	(85,470)	-	-	-		(85,470)
Equity in net income of subsidiaries	32,758,649	-	-	(32,758,649)	(c)	-
Total other (expense) income	(28,663,541)	-	380,388	(32,758,649)		(61,041,802)

Net (loss) income	$(26,051,394)	$-	$32,758,649	$(32,758,649)		$(26,051,394)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$134,809,379	$-	$240,304,517	$-		$375,113,896
Rooms	-	-	10,890,724	-		10,890,724
Food and beverage	1,868,380	-	14,479,170	-		16,347,550
Other	3,311,326	-	3,630,845	-		6,942,171
Gross revenues	139,989,085	-	269,305,256	-		409,294,341
Less promotional allowances	13,360,845	-	41,390,389	309,512	(a)	55,060,746
Net operating revenues	126,628,240	-	227,914,867	(309,512)		354,233,595

OPERATING COSTS AND EXPENSES:
Casino	25,296,664	-	62,411,913	-		87,708,577
Rooms	-	-	3,329,367	-		3,329,367
Food and beverage	2,075,472	-	6,361,450	-		8,436,922
Other	813,413	-	920,817	-		1,734,230
Gaming taxes	38,450,258	-	48,646,626	-		87,096,884
Advertising and promotion	5,662,612	-	13,288,892	(309,512)	(a)	18,641,992
General and administrative	25,035,679	-	31,934,758	-		56,970,437
Corporate expense	6,306,222	-	-	-		6,306,222
Economic incentive tax - City of Gary	3,637,683	-	3,120,690	-		6,758,373
Depreciation and amortization	12,149,478	-	19,573,410	-		31,722,888
Gain on disposal of assets	(96,851)	-	(35,872)	-		(132,723)
Total operating costs and expenses	119,330,630	-	189,552,051	(309,512)		308,573,169

Operating income	7,297,610	-	38,362,816	-		45,660,426

OTHER INCOME (EXPENSE):
Interest income	216,534	-	231,091	-		447,625
Interest expense	(53,934,687)	-	(33,758)	-		(53,968,445)
Interest expense of Majestic Holdco (b)	(6,330,956)	-	-	-		(6,330,956)
Other non-operating expense	(115,375)	-	-	-		(115,375)
Equity in net income of subsidiaries	38,560,149	-	-	(38,560,149)	(c)	-
Total other expense	(21,604,335)	-	197,333	(38,560,149)		(59,967,151)

Net (loss) income	$(14,306,725)	$-	$38,560,149	$(38,560,149)		$(14,306,725)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	The Majestic Star Casino, LLC	The Majestic Star Casino Capital Corp.	Guarantor Subsidiaries	Eliminating Entries	Total Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(38,101,007)	$-	$63,758,258	$-	$25,657,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(1,377,951)	-	(625,000)	-	(2,002,951)
Additions to property and equipment	(761,764)	-	(17,330,547)	-	(18,092,311)
Decrease in Lakefront Capital Improvement Fund	2,088,005	-	-	-	2,088,005
Proceeds from disposal of equipment	25,286	-	42,387	-	67,673
Net cash used in investing activities	(26,424)	-	(17,913,160)	-	(17,939,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	45,061,179	-	-	-	45,061,179
Repayment of line of credit	(22,150,000)	-	-	-	(22,150,000)
Advances from (to) affiliates	16,775,000	-	(16,775,000)	-	-
Repayment of debt	(169,094)	-	(526,263)	-	(695,357)
Tax Distribution to Barden Development, Inc.	(1,400,000)	-	-	-	(1,400,000)
Net cash provided by (used in) financing activities	38,117,085	-	(17,301,263)	-	20,815,822

Net (decrease) increase in cash and cash equivalents	(10,346)	-	28,543,835	-	28,533,489

Cash and cash equivalents, beginning of period	8,055,172	-	21,161,091	-	29,216,263

Cash and cash equivalents, end of period	$8,044,826	$-	$49,704,926	$-	$57,749,752

(a)
Includes interest expense of $5.8 million and amortization of deferred financing costs and $0.5 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	The Majestic Star Casino, LLC	The Majestic Star Casino Capital Corp.	Guarantor Subsidiaries	Eliminating Entries	Total Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(42,217,316)	$-	$71,315,168	$-	$29,097,852

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(1,114,478)	-	1,040,000	-	(74,478)
Additions to property and equipment	(8,160,239)	-	(23,973,004)	-	(32,133,243)
Increase in Lakefront Capital Improvement Fund	(1,720,409)	-	-	-	(1,720,409)
Proceeds from disposal of equipment	78,568	-	104,174	-	182,742
Net cash used in investing activities	(10,916,558)	-	(22,828,830)	-	(33,745,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	53,787,903	-	-	-	53,787,903
Repayment of line of credit	(43,100,000)	-	-	-	(43,100,000)
Advances from (to) affiliates	43,650,000	-	(43,650,000)	-	-
Repayment of debt	(100,453)	-	(105,330)	-	(205,783)
Distributions to Barden Development, Inc.	(2,150,245)	-	-	-	(2,150,245)
Net cash provided by (used in) financing activities	52,087,205	-	(43,755,330)	-	8,331,875

Net (decrease) increase in cash and cash equivalents	(1,046,669)	-	4,731,008	-	3,684,339

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$8,055,172	$-	$21,161,091	$-	$29,216,263

(a)
Includes interest expense of $6.6 million and amortization of deferred financing costs of $0.5 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	The Majestic Star Casino, LLC	The Majestic Star Casino Capital Corp.	Guarantor Subsidiaries	Eliminating Entries	Total Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(19,458,131)	$-	$47,172,253	$-	$27,714,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-	-	-	(136,881)
Adjustments of costs related to Trump Indiana acquisition	-	-	(180,648)	-	(180,648)
Additions to property and equipment	(8,705,542)	-	(16,703,605)	-	(25,409,147)
Increase in Lakefront Capital Improvement Fund	(896,948)	-	-	-	(896,948)
Proceeds from disposal of equipment	240,751	-	652,250	-	893,001
Net cash used in investing activities	(9,498,620)	-	(16,232,003)	-	(25,730,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs (b)	(1,646,930)	-	-	-	(1,646,930)
Proceeds from line of credit	60,168,339	-	-	-	60,168,339
Repayment of line of credit	(61,643,760)	-	-	-	(61,643,760)
Repayment of debt	(34,300)	-	(1,193,508)	-	(1,227,808)
Advances from (to) affiliates	37,600,000	-	(37,600,000)	-	-
Distributions to Barden Development, Inc.	(4,469,665)	-	-	-	(4,469,665)
Net cash provided by (used in) financing activities	29,973,684	-	(38,793,508)	-	(8,819,824)

Net increase (decrease) in cash and cash equivalents	1,016,933	-	(7,853,258)	-	(6,836,325)

Cash and cash equivalents, beginning of period	8,084,908	-	24,283,341	-	32,368,249

Cash and cash equivalents, end of period	$9,101,841	$-	$16,430,083	$-	$25,531,924

(a)
Includes interest expense of $5.8 million and amortization of deferred financing costs of $0.5 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

(b)	Includes issuance costs of $0.2 million related to the Discount Notes of Majestic Holdco.