Form 10-Q
period 2009-06-30
MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP
filed 2009-08-14
CIK 1016466, 1366611, 1366612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes	☐	No	☒
(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes	☐	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I                FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$62,456,754	$57,749,752
Restricted cash	8,486,558	5,404,310
Accounts receivable, less allowance for doubtful accounts of $1,684,481 and
$1,432,009 as of June 30, 2009 and December 31, 2008, respectively	2,028,986	2,995,805
Inventories	928,652	984,034
Prepaid expenses and deposits	8,037,715	2,673,864
Receivable from affiliates	1,018,281	796,792
Total current assets	82,956,946	70,604,557

Property, equipment and improvements, net	257,377,647	263,563,631
Intangible assets, net	52,509,939	54,227,169
Goodwill	5,922,398	5,922,398

Other assets:
Deferred financing costs, net of accumulated amortization
of $14,125,078 and $12,452,427 as of June 30, 2009
and December 31, 2008, respectively	4,719,842	6,392,493
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,793,877 and $1,539,725 as of
June 30, 2009 and December 31, 2008, respectively	1,164,862	1,419,014
Other assets	1,768,837	1,381,103
Total other assets	7,653,541	9,192,610

Total assets	$406,420,471	$403,510,365

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,916,798	$1,797,083
Current portion of long-term debt	579,371,601	579,928,327
Current portion of long-term debt of Majestic Holdco	63,500,000	63,500,000
Accrued liabilities:
Payroll and related	9,747,709	9,182,236
Interest	60,993,561	35,305,979
Interest of Majestic Holdco	5,778,114	1,697,743
Property and franchise taxes	11,518,435	16,378,070
Other accrued liabilities	16,733,735	15,295,736
Total current liabilities	749,559,953	723,085,174

Total liabilities	749,559,953	723,085,174

Commitments and contingencies (Note 7)

Member's deficit	(343,139,482)	(319,574,809)

Total liabilities and member's deficit	$406,420,471	$403,510,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Casino	$76,366,108	$85,850,488	$157,737,589	$175,202,784
Rooms	2,781,579	3,012,893	5,385,310	6,001,624
Food and beverage	5,731,712	5,838,436	11,515,634	12,295,469
Other	1,942,463	1,980,430	3,923,612	4,020,439
Gross revenues	86,821,862	96,682,247	178,562,145	197,520,316
Less: promotional allowances	10,898,255	11,333,371	21,396,453	23,177,970
Net operating revenues	75,923,607	85,348,876	157,165,692	174,342,346

OPERATING COSTS AND EXPENSES:
Casino	21,991,796	24,075,605	45,245,360	49,565,378
Rooms	250,914	309,634	479,819	606,740
Food and beverage	1,585,809	1,834,148	3,173,624	3,683,547
Other	296,995	311,661	625,284	692,528
Gaming taxes	18,028,350	20,653,548	36,727,691	41,667,879
Advertising and promotion	4,949,317	5,401,355	10,426,097	11,087,294
General and administrative	8,153,195	13,991,867	21,799,138	28,735,898
Corporate expense	1,538,263	1,398,020	3,084,800	3,033,739
Restructuring fees	2,616,726	-	5,750,351	-
Economic incentive tax - City of Gary	1,559,941	1,765,797	3,154,650	3,518,751
Depreciation and amortization	7,896,612	8,381,888	15,890,350	16,666,547
Loss on disposal of assets	47,434	83,757	386,787	70,479
Total operating costs and expenses	68,915,352	78,207,280	146,743,951	159,328,780

Operating income	7,008,255	7,141,596	10,421,741	15,013,566

OTHER INCOME (EXPENSE):
Interest income	40,831	64,915	115,727	174,639
Interest expense	(15,147,245)	(13,420,520)	(29,766,908)	(26,854,237)
Interest expense - Majestic Holdco	(2,223,072)	(1,976,883)	(4,334,523)	(3,865,132)
Other non-operating expense	(376)	(6,447)	(710)	(21,598)
Total other expense	(17,329,862)	(15,338,935)	(33,986,414)	(30,566,328)

Net loss	$(10,321,607)	$(8,197,339)	$(23,564,673)	$(15,552,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,564,673)	$(15,552,762)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	14,173,120	14,936,962
Amortization	1,717,230	1,729,585
Amortization of deferred financing costs	1,672,651	1,672,651
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	-	3,610,980
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	254,152	254,152
Loss on disposal of assets	386,787	70,479
Changes in operating assets and liabilities:
Accounts receivable, net	966,819	(188,412)
Receivable from affiliates	(221,489)	(89,980)
Inventories	55,382	(7,842)
Prepaid expenses and deposits	(5,363,851)	(5,389,817)
Other assets	(136,431)	5,460
Accounts payable	78,055	443,573
Accrued payroll and other expenses	565,473	649,555
Accrued interest	25,687,582	(244,314)
Accrued interest of Majestic Holdco	4,080,371	-
Other accrued liabilities	(3,931,385)	(2,864,227)
Net cash provided by (used in) operating activities	16,419,793	(963,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(2,564,349)	-
Additions to property and equipment	(8,485,484)	(13,734,840)
Increase in Lakefront Capital Improvement Fund	(253,224)	(626,092)
Proceeds from disposal of equipment	146,992	67,481
Net cash used in investing activities	(11,156,065)	(14,293,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,680,654	34,859,344
Repayment of line of credit	(2,663,191)	(19,600,000)
Repayment of debt	(574,189)	(124,000)
Tax distributions to Barden Development, Inc.	-	(1,400,000)
Net cash (used in) provided by financing activities	(556,726)	13,735,344

Net increase (decrease) in cash and cash equivalents	4,707,002	(1,522,064)

Cash and cash equivalents, beginning of period	57,749,752	29,216,263

Cash and cash equivalents, end of period	$62,456,754	$27,694,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Six Months Ended
	June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Interest paid, net of capitalized interest:	$2,406,675	$25,425,896

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable
and accrued liabilities, net	$35,431	$(848,764)
Capital assets transferred to prepaid rent	$-	$577,450
Capital assets acquired from incurring debt	$-	$974,284

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

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company and its separate and distinct subsidiary limited liability companies and corporations own and operate the following gaming facilities:

•	A dockside casino and land based pavilion located on Lake Michigan in Gary, Indiana (“Majestic Star”);
•	A dockside casino and hotel located on Lake Michigan in Gary, Indiana (“Majestic Star II” and with Majestic Star, the “Majestic Properties”);
•	A casino-hotel located in Tunica County, Mississippi (“Fitzgeralds Tunica”); and
•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes due 2010 (the “Senior Secured Notes”). MSCC has no assets or operations; and

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% Senior Notes due 2011 (the “Senior Notes”). MSCC II has no assets or operations. See Note 5 – Long-Term Debt.

Except where otherwise noted or as the context may require otherwise, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and corporations. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ materially from those estimates.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2008.

As more fully discussed in Note 3 – Going Concern and Note 5 – Long-Term Debt, the Company has experienced significant declines in operations at all of its casino properties and is in default under the documents which govern its indebtedness due to the failure to make its October 15, 2008 and April 15, 2009 interest payments on its Senior Secured Notes and Senior Notes. The Company is also not in compliance with its financial covenants under its Senior Secured Credit Facility. In addition, there is an event of default under the indenture governing the 12 ½% Senior Discount Notes, $63.5 million in principal due 2011 issued by our parent (the “Discount Notes”) which has been pushed down to the Company, due to the failure of the Company’s parent to make its April 15, 2009 interest payment on the Discount Notes and the event of default under the Company’s other debt documents. As a result, the Company has classified all of its debt, including the debt of its parent, within current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. Due to the Company’s declining operating results and a weakening in the Company’s financial position due to significant competition and deteriorating economic conditions in each of the markets in which the Company owns and operates casino facilities and weak financial markets generally, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification (except as previously discussed) of liabilities that may result from the outcome of these uncertainties.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO – The Company’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 include the Discount Notes. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Star Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. The Discount Notes are being pushed down to the Company pursuant to the guidance in Securities and Exchange Commission Staff Accounting Bulletin 73, Topic 5(J). In addition to the pushdown of the Discount Notes, the Company is also reflecting $1.2 million and $1.4 million of deferred financing costs, net of amortization, related to the issuance of the Discount Notes, on its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, respectively. Amortization of deferred financing costs was $0.1 million and $0.3 million for each of the three- and six-month periods ended June 30, 2009 and 2008, respectively. The Company has recognized $2.1 million and $4.1 million of interest expense for the three and six months ended June 30, 2009, respectively, and amortization of bond discount of $1.8 million and $3.6 million for the three and six months ended June 30, 2008, respectively. Amortization of deferred financing costs and bond discount are reflected as interest expense on the Company’s Condensed Consolidated Statements of Operations. See Note 5 – Long-Term Debt.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

At June 30, 2009, the Company had $5.9 million of goodwill and $41.5 million of intangible assets deemed to have an indefinite life. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Pursuant to SFAS 142, the Company is required to perform a formal impairment review of the Company’s goodwill and indefinite-lived intangible balances on at least an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected on the balance sheet. The Company performs this review on December 31 of each year. There have been no indicators of impairment in the current quarter.

FINITE-LIVED INTANGIBLE ASSETS – Finite-lived intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and in the acquisition of Trump Indiana, Inc. in December 2005 (the “Trump Acquisition”), and are amortized over their estimated useful lives, generally eight to fifteen years. In addition, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets for impairment if indicators of impairment are present.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Rooms	$1,240,110	$1,398,052	$2,467,969	$2,851,406
Food and beverage	4,720,450	4,872,500	9,357,920	9,977,501
Other	104,479	100,276	193,178	248,217
Total	$6,065,039	$6,370,828	$12,019,067	$13,077,124

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Cash based promotional activities	$1,791,336	$2,021,190	$3,548,169	$3,985,419
Slot club and other	1,282,736	1,874,833	2,567,609	3,786,310
Retail cost of rooms, food, beverage and other	7,824,183	7,437,348	15,280,675	15,406,241
Total	$10,898,255	$11,333,371	$21,396,453	$23,177,970

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

SUBSEQUENT EVENTS - In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

RECLASSIFICATIONS - Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 3.              GOING CONCERN

The Company has experienced declining operating results and a weakening in its financial position due to significant competition and deteriorating economic conditions in each of the markets in which the Company owns and operates casino facilities and also due to weak financial markets generally. The Company has generated net losses of $150.4 million, $26.1 million and $14.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and $23.6 million for the six months ended June 30, 2009. At June 30, 2009, the Company had cash and cash equivalents of $62.5 million, a net working capital deficit of $666.6 million and member’s deficit of $343.1 million. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Due to liquidity concerns, the Company has not made the October 15, 2008 and April 15, 2009 interest payments of $24.0 million each, in the aggregate, with respect to the Senior Secured Notes and Senior Notes. The Company is, therefore, in default of the Senior Secured Notes, the Senior Notes and the Senior Secured Credit Facility (“Event of Default”). Following the Event of Default, lenders under the Senior Secured Credit Facility, the trustee or a specified percentage of holders of the Senior Secured Notes, as well as the trustee or a specified percentage of holders of the Senior Notes have the right to accelerate the maturity date of the respective indebtedness, which would cause the respective indebtedness to be immediately due and payable and could result in all of the Company’s indebtedness becoming immediately due and payable. In addition, there is an event of default under the indenture governing the Discount Notes issued by the Company’s parent for its failure to make its April 15, 2009 interest payment. As of June 30, 2009, the Company had $579.4 million of indebtedness outstanding, excluding the unpaid October 15, 2008 and April 15, 2009 interest payments, under its Senior Secured Notes and Senior Notes, current interest on the Senior Secured Credit Facility and capitalized leases. Consequently, the Company has classified all of its debt, including the $63.5 million of Discount Notes which has been pushed down to the Company within current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. As of June 30, 2009, the Company also had accrued past due interest and default interest on the Senior Secured Notes and Senior Notes of $50.3 million in aggregate.

The Company has engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in the Company’s operating results and financial position. These alternatives may include a recapitalization, restructuring or reorganization of the Company’s obligations or a sale of some or all of its assets. The Company and its advisors have entered into discussions with its secured lenders and note holders regarding the consequences of the Event of Default under the respective debt documents and the financial and strategic alternatives available to the Company. It is unlikely that any restructuring plan can be consummated outside of Chapter 11 of the U.S. Bankruptcy Code. The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

•
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

•
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

•
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and requires disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The adoption of SFAS 165 became effective for the quarter ended June 30, 2009 and has had no significant impact on the Company’s consolidated financial statements.

•
Effective April 1, 2009, the Company adopted FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. There was no impact on the Company’s consolidated financial statements upon adoption.

•
Effective April 1, 2009, the Company adopted FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. There was no impact on the Company’s consolidated financial statements upon adoption.

•
Effective April 1, 2009, the Company adopted FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. There was no disclosure required in the Company’s consolidated financial statements upon adoption.

NOTE 5.              LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility due 2010	79,354	79,336
Capitalized leases and other debt	18	592
Long-term debt	579,372	579,928
Less current maturities	(579,372)	(579,928)
Total long-term debt	$-	$-

See Note 3 – Going Concern.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

EVENT OF DEFAULT

The Company did not make the October 15, 2008 and April 15, 2009 interest payments of $24.0 million each, in the aggregate, with respect to the Senior Secured Notes and Senior Notes. As a result there is an Event of Default under the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement for the Senior Secured Credit Facility. Following the Event of Default, lenders under the Senior Secured Credit Facility, the trustee or a specified percentage of holders of the Senior Secured Notes, as well as the trustee or a specified percentage of holders of the Senior Notes have the right to accelerate the maturity date of the respective indebtedness, which would cause the respective indebtedness to be immediately due and payable and could result in all of the Company’s indebtedness becoming immediately due and payable. Consequently, the Company has classified all debt as current on its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. Further, the lenders under the Senior Secured Credit Facility and the note holders under the Senior Secured Notes have the right to foreclose on substantially all of the Company’s and its subsidiaries’ equity and on the Company’s and its subsidiaries’ assets which secure such indebtedness.

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

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were contributed to the Company to assist in funding the Trump Acquisition and refinancing other debt. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interests of the Company pledged to secure the Senior Secured Credit Facility and the Senior Secured Notes. Neither the Company nor any of its subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its subsidiaries secures the Discount Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%. The Discount Notes paid interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes began to accrue with the first payment due on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. Majestic Holdco did not make the scheduled April 15, 2009 interest payment of $4.0 million within the applicable grace period following the payment due date. Due to the Event of Default which exists under the Senior Secured Notes, the Senior Notes and the Senior Secured Credit Facility plus non-payment of interest on the Discount Notes on April 15, 2009, there is an Event of Default under the indenture governing the Discount Notes. As a result of the Event of Default, the Company has classified the Discount Notes as current. The Discount Notes have a stated maturity of October 15, 2011.

Majestic Holdco is required to pay an additional 1% per annum in excess of the applicable interest rate on the Discount Notes on overdue installments of interest.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The intercreditor agreement, among other things, limits the trustee’s rights in the Event of Default under the Senior Secured Notes. Under the intercreditor agreement, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the Senior Secured Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Senior Secured Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to the trustee. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the Senior Secured Credit Facility and thereafter to the holders of the Senior Secured Notes.

As a result of the Event of Default that exists under the Senior Secured Credit Facility and the Senior Secured Notes, the trustee sent to the agent a default notice dated as of December 3, 2008. On December 11, 2008, the agent sent the trustee a “Standstill Notice” pursuant to the terms of the intercreditor agreement. As such, the trustee and the holders of the Senior Secured Notes were prohibited from taking action against the collateral during the 180-day standstill period. The standstill had been extended to August 10, 2009. Following the expiration of the standstill, the trustee is entitled to exercise its rights or remedies under the indenture ten days after the date that the agent under the Senior Secured Credit Facility receives a default notice from the trustee.

NOTE 6.              RESTRUCTURING FEES

The Company has engaged counsel and financial advisors to assist the Company with evaluating strategic alternatives aimed at addressing the Company’s operating results and financial position. In addition, the lenders and note holders have also engaged counsel and financial advisors and, with certain limitations, the Company has agreed to reimburse the lenders’ and note holders’ counsel and financial advisors. In the three and six months ended June 30, 2009, respectively, the Company incurred $2.6 million and $5.8 million in restructuring related costs.

NOTE 7.              COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company and/or its subsidiaries. Except for the matters set forth below, management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Set forth below is a description of any material developments in legal proceedings described in the Annual Report on Form 10-K for the year ended December 31, 2008.  See our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding certain legal proceedings.

Majestic Star Real Property Assessment Appeals. The Company received several notices of assessments from the Calumet Township (County of Lake, Indiana) Assessor increasing the assessed valuation of the Company's real property, including multiple parcels of land and improvements and the Company’s riverboats, effective as of March 1, 2006 and March 1, 2007. These assessments are retroactive to the calendar years 2006 and 2007. The Company has initiated administrative appeals to challenge the increased assessed valuations of its real property for these periods as the Company believes such increased assessed valuations are unsupportable. The Company has continued to pay its real property taxes based on the assessed valuations in place prior to the increases in assessment. During the second quarter of 2009, the Company reduced its accrued property taxes by $4.8 million due to a final determination of the property tax rates on real property effective beginning with the 2008 tax year.

There have been no significant developments related to the Majestic Star property tax assessment appeals during the quarter ended June 30, 2009. It is too early to predict the outcome of the appeals.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

City of Gary, Indiana Development Obligation. The Company commenced an arbitration proceeding against the City of Gary (“City”) before the American Arbitration Association seeking a declaration that the Amended Majestic Development Agreement between the Company and the City is in full force and effect; that the City is in material breach of it for not completing certain development obligations that benefit the Majestic Properties; and that the Company be awarded damages, or if the Amended Majestic Development Agreement is found not to be enforceable, the Company requests that the City be found in breach of the Majestic Development Agreement, the Gary New Century Agreement and the Trump Development Agreement, the predecessor agreements to the Amended Majestic Development Agreement, and that the Company be awarded damages under the agreements. If the Amended Majestic Development Agreement is not enforceable, then the Company could be required to pay the City an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would be due under the previously terminated Trump Development Agreement plus any amounts placed in the Lakefront Capital Improvement Fund that was created pursuant to the Amended Majestic Development Agreement. The additional 1% due to the City would equal $5.0 million. At June 30, 2009 there was $1.0 million in the Lakefront Capital Improvement Fund.

Simultaneously with the arbitration, the Company also filed a lawsuit in Marion County Superior Court in an effort to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.  There were no significant developments in the arbitration during the quarter ended June 30, 2009. In the litigation, on May 14, 2009, the Indiana Court of Appeals issued a decision affirming the trial court’s denial of the City’s motion for a preliminary injunction seeking to compel the Company to resume payment to the City during the pendency of the litigation. The City’s petition for review of this decision is now pending before the Indiana Supreme Court. The Company is depositing economic incentive funds payable to the City under the Amended Majestic Development Agreement in a segregated bank account.

As of June 30, 2009, the balance in the segregated bank account was $4.4 million. It is too early to determine with certainty the outcome of the arbitration or litigation or the amount or likelihood of any recovery by or from the City.

Insurance Litigation. The Company filed suit against its previous stop-loss health insurance provider (“Insurance Provider”) and the Insurance Provider’s managing general underwriter seeking declaratory relief and damages for unpaid claims totaling approximately $0.7 million, punitive damages and attorneys’ fees. The Insurance Provider has denied that payment on the claims is owing and filed a counter-claim seeking damages totaling $0.1 million plus prejudgment interest or, in the alternative, unspecified damages believed to total $0.3 million for its alleged losses under the contracts. The parties have completed the discovery phase of the litigation and filed cross-motions for partial summary judgment. Trial is currently expected to begin in early 2010. The Company believes it is entitled to a substantial recovery on its claims which include both contract and tort claims and believes the Insurance Provider’s counter-claim is without merit; however, the Company cannot determine with certainty the outcome of the litigation or the likelihood or the amount of any recovery.

During the course of the Insurance Litigation, the Company learned of various errors and omissions by its former third-party administrator (“TPA”) which administered the Company’s health plans between October 2003 and December 2005. The Company believes some of these errors led to the denial of some of the stop loss insurance claims at issue in the Insurance Litigation. On April 20, 2009, the Company commenced an arbitration proceeding against the TPA before the American Arbitration Association. The Company asserts breach of contract, breach of fiduciary duty and negligence claims against the TPA and is seeking recovery of approximately $0.7 million, plus attorneys’ fees and costs. Contractual damages received from TPA, if any, are likely to off-set contractual damages received from the Insurance Provider and its managing general underwriter, if any, in the Insurance Litigation, and vice versa. Should the Company not prevail in the arbitration, the TPA could recover its attorney’s fees and costs from the Company. The arbitration is currently scheduled to begin December 1, 2009 and a final ruling is expected in early 2010. The Company cannot determine with certainty the outcome of the arbitration or the amount of any recovery.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.              RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 include the $63.5 million of Discount Notes issued by Majestic Holdco in connection with the Trump Acquisition and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Long-Term Debt.

Tax Distributions. The Company has not made a distribution to its member in 2009 and is precluded from making distributions due to the Event of Default.

PITG Gaming, LLC Expense Sharing Agreement. The Company entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI in November 2007. The expense sharing agreement provided for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses were primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $0.4 million and $0.8 million during the three-and six-month periods ended June 30, 2008, respectively, pursuant to the expense sharing agreement. Amounts under the expense sharing agreement were repaid in August 2008 and the agreement was terminated.

PITG Revolving Promissory Note. PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG could request advances from time to time from the Company up to $5.0 million. The note evidenced amounts outstanding under the expense sharing agreement. Nothing was owed to the Company under the promissory note as of June 30, 2008. The note was repaid in August 2008 and the note was cancelled.

Barden Nevada Expense Sharing Agreement. The Company entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $0.2 million and $0.3 million for the quarters and $0.5 million and $0.7 million for the six-month periods ended June 30, 2009 and 2008, respectively, pursuant to the expense sharing agreement. As of June 30, 2009, $0.7 million was owed under the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread, including 2% default interest, paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. As of June 30, 2009, $0.6 million was owed the Company under this promissory note which evidences amounts owed under the expense sharing agreement. As of June 30, 2008, nothing was owed the Company under this promissory note. The highest amount owed under the note during the first six months of 2009 was $0.6 million.

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

NOTE 9.              SEGMENT INFORMATION

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

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008. There are minimal inter-segment sales.

A summary of the Properties’ operations and expenditures for additions to long-lived assets by business segment for the three and six months ended June 30, 2009 and 2008 is presented below (in thousands):

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues:
Majestic Properties	$50,054	$58,648	$102,360	$118,086
Fitzgeralds Tunica	18,541	20,197	39,792	42,924
Fitzgeralds Black Hawk	7,329	6,504	15,014	13,332
Total	$75,924	$85,349	$157,166	$174,342

Operating income (loss):
Majestic Properties	$9,801	$7,824	$14,660	$14,227
Fitzgeralds Tunica	1,086	394	3,893	2,912
Fitzgeralds Black Hawk	329	376	812	1,021
Corporate (1)	(4,208)	(1,452)	(8,943)	(3,146)
Total	$7,008	$7,142	$10,422	$15,014

Segment depreciation and amortization:
Majestic Properties	$3,977	$4,770	$7,976	$9,538
Fitzgeralds Tunica	2,728	2,843	5,497	5,716
Fitzgeralds Black Hawk	1,138	715	2,310	1,299
Corporate	54	54	107	114
Total	$7,897	$8,382	$15,890	$16,667

Expenditure for additions to long-lived assets:
Majestic Properties	$4,003	$148	$5,110	$707
Fitzgeralds Tunica	2,301	185	2,671	892
Fitzgeralds Black Hawk	474	6,938	683	12,115
Corporate	12	4	21	21
Total	$6,790	$7,275	$8,485	$13,735

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff, plus restructuring fees of $2.6 million and $5.8 million for the three and six months ended June 30, 2009, respectively, and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes. The guarantor subsidiaries are 100% owned by The Majestic Star Casino, LLC and the guarantees are “full and unconditional and joint and several”.

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (co-issuer of the Senior Secured Notes but an entity with no operations), the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,592,827	$-	$53,863,927	$-		$62,456,754
Restricted cash	7,861,558	-	625,000	-		8,486,558
Accounts receivable, net	858,411	-	1,170,575	-		2,028,986
Inventories	330,485	-	598,167	-		928,652
Prepaid expenses and deposits	4,261,627	-	3,776,088	-		8,037,715
Receivable from affiliate	41,087,793	-	1,399	(40,070,911)	(a)	1,018,281
Investment in subsidiaries	86,087,266	-	-	(86,087,266)	(b)	-
Total current assets	149,079,967	-	60,035,156	(126,158,177)		82,956,946

Property, equipment and improvements, net	128,315,523	-	129,062,124	-		257,377,647
Intangible assets, net	-	-	52,509,939	-		52,509,939
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	4,719,842	-	-	-		4,719,842
Deferred financing costs of
Majestic Holdco, net (c)	1,164,862	-	-	-		1,164,862
Long-term receivable from affiliates	122,051,892	-	19,506,215	(141,558,107)	(a)	-
Other assets	1,183,286	-	585,551	-		1,768,837
Total other assets	129,119,882	-	20,091,766	(141,558,107)		7,653,541
Total assets	$406,515,372	$-	$267,621,383	$(267,716,284)		$406,420,471

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$858,651	$-	$1,058,147	$-		$1,916,798
Current portion of long-term debt	579,371,601	300,000,000	-	(300,000,000)	(d)	579,371,601
Current portion of long-term debt of
Majestic Holdco (e)	63,500,000	-	-	-		63,500,000
Payable to affiliates	-	-	40,070,911	(40,070,911)	(a)	-
Accrued liabilities:
Payroll and related	3,898,196	-	5,849,513	-		9,747,709
Interest	60,993,561	-	-	-		60,993,561
Interest of Majestic Holdco	5,778,114	-	-	-		5,778,114
Property and franchise taxes	6,589,014	-	4,929,421	-		11,518,435
Other accrued liabilities	9,159,501	-	7,574,234	-		16,733,735
Total current liabilities	730,148,638	300,000,000	59,482,226	(340,070,911)		749,559,953

Due to affiliates	19,506,216	-	122,051,891	(141,558,107)	(a)	-
Total liabilities	749,654,854	300,000,000	181,534,117	(481,629,018)		749,559,953
Member's (deficit) equity	(343,139,482)	(300,000,000)	86,087,266	213,912,734	(b)(d)	(343,139,482)
Total liabilities and member's (deficit) equity	$406,515,372	$-	$267,621,383	$(267,716,284)		$406,420,471

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,044,826	$-	$49,704,926	$-		$57,749,752
Restricted cash	4,779,310	-	625,000	-		5,404,310
Accounts receivable, net	1,341,328	-	1,654,477	-		2,995,805
Inventories	328,701	-	655,333	-		984,034
Prepaid expenses and deposits	1,389,030	-	1,284,834	-		2,673,864
Receivable from affiliate	40,247,247	-	1,399	(39,451,854)	(a)	796,792
Investment in subsidiaries	70,144,117	-	-	(70,144,117)	(b)	-
Total current assets	126,274,559	-	53,925,969	(109,595,971)		70,604,557

Property, equipment and improvements, net	129,412,625	-	134,151,006	-		263,563,631
Intangible assets, net	-	-	54,227,169	-		54,227,169
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	6,392,493	-	-	-		6,392,493
Deferred financing costs, pushed down
from Majestic Holdco, net (c)	1,419,014	-	-	-		1,419,014
Long-term receivable from affiliates	131,676,892	-	15,649,594	(147,326,486)	(a)	-
Other assets	789,462	-	591,641	-		1,381,103
Total other assets	140,277,861	-	16,241,235	(147,326,486)		9,192,610
Total assets	$395,965,045	$-	$264,467,777	$(256,922,457)		$403,510,365

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$942,718	$-	$854,365	$-		$1,797,083
Current portion of long-term debt	579,429,270	300,000,000	499,057	(300,000,000)	(d)	579,928,327
Current portion of long-term debt of
Majestic Holdco (e)	63,500,000	-	-	-		63,500,000
Payable to affiliates	-	-	39,451,854	(39,451,854)	(a)	-
Accrued liabilities:
Payroll and related	3,589,107	-	5,593,129	-		9,182,236
Interest	35,303,479	-	2,500	-		35,305,979
Interest of Majestic Holdco	1,697,743	-	-	-		1,697,743
Property and franchise taxes	8,945,347	-	7,432,723	-		16,378,070
Other accrued liabilities	6,482,596	-	8,813,140	-		15,295,736
Total current liabilities	699,890,260	300,000,000	62,646,768	(339,451,854)		723,085,174

Due to affiliates	15,649,594	-	131,676,892	(147,326,486)	(a)	-
Total liabilities	715,539,854	300,000,000	194,323,660	(486,778,340)		723,085,174
Member's (deficit) equity	(319,574,809)	(300,000,000)	70,144,117	229,855,883	(b)(d)	(319,574,809)
Total liabilities and member's (deficit) equity	$395,965,045	$-	$264,467,777	$(256,922,457)		$403,510,365

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$26,537,082	$-	$49,829,026	$-		$76,366,108
Rooms	-	-	2,781,579	-		2,781,579
Food and beverage	2,093,385	-	3,638,327	-		5,731,712
Other	953,769	-	988,694	-		1,942,463
Gross revenues	29,584,236	-	57,237,626	-		86,821,862
Less promotional allowances	3,485,134	-	7,253,105	160,016	(a)	10,898,255
Net operating revenues	26,099,102	-	49,984,521	(160,016)		75,923,607

OPERATING COSTS AND EXPENSES:
Casino	8,007,690	-	13,984,106	-		21,991,796
Rooms	-	-	250,914	-		250,914
Food and beverage	649,387	-	936,422	-		1,585,809
Other	99,609	-	197,386	-		296,995
Gaming taxes	7,772,626	-	10,255,724	-		18,028,350
Advertising and promotion	1,428,048	-	3,681,285	(160,016)	(a)	4,949,317
General and administrative	2,222,235	-	5,930,960	-		8,153,195
Corporate expense	1,538,263	-	-	-		1,538,263
Restructuring fees	2,616,726	-	-	-		2,616,726
Economic incentive tax - City of Gary	816,577	-	743,364	-		1,559,941
Depreciation and amortization	2,572,213	-	5,324,399	-		7,896,612
Loss on disposal of assets	-	-	47,434	-		47,434
Total operating costs and expenses	27,723,374	-	41,351,994	(160,016)		68,915,352

Operating (loss) income	(1,624,272)	-	8,632,527	-		7,008,255

OTHER (EXPENSE) INCOME :
Interest income	37,505	-	3,326	-		40,831
Interest expense	(15,145,813)	-	(1,432)	-		(15,147,245)
Interest expense - Majestic Holdco (b)	(2,223,072)	-	-	-		(2,223,072)
Other non-operating expense	(376)	-	-	-		(376)
Equity in net income of subsidiaries	8,634,421	-	-	(8,634,421)	(c)	-
Total other (expense) income	(8,697,335)	-	1,894	(8,634,421)		(17,329,862)
Net (loss) income	$(10,321,607)	$-	$8,634,421	$(8,634,421)		$(10,321,607)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$55,624,891	$-	$102,112,698	$-		$157,737,589
Rooms	-	-	5,385,310	-		5,385,310
Food and beverage	3,999,222	-	7,516,412	-		11,515,634
Other	1,933,065	-	1,990,547	-		3,923,612
Gross revenues	61,557,178	-	117,004,967	-		178,562,145
Less promotional allowances	6,506,362	-	14,588,090	302,001	(a)	21,396,453
Net operating revenues	55,050,816	-	102,416,877	(302,001)		157,165,692

OPERATING COSTS AND EXPENSES:
Casino	16,279,538	-	28,965,822	-		45,245,360
Rooms	-	-	479,819	-		479,819
Food and beverage	1,302,701	-	1,870,923	-		3,173,624
Other	228,459	-	396,825	-		625,284
Gaming taxes	16,181,625	-	20,546,066	-		36,727,691
Advertising and promotion	2,931,464	-	7,796,634	(302,001)	(a)	10,426,097
General and administrative	7,525,584	-	14,273,554	-		21,799,138
Corporate expense	3,084,800	-	-	-		3,084,800
Restructuring fees	5,750,351	-	-	-		5,750,351
Economic incentive tax - City of Gary	1,701,202	-	1,453,448	-		3,154,650
Depreciation and amortization	5,202,745	-	10,687,605	-		15,890,350
Loss on disposal of assets	355,581	-	31,206	-		386,787
Total operating costs and expenses	60,544,050	-	86,501,902	(302,001)		146,743,951

Operating (loss) income	(5,493,234)	-	15,914,975	-		10,421,741

OTHER (EXPENSE) INCOME :
Interest income	78,583	-	37,144	-		115,727
Interest expense	(29,757,938)	-	(8,970)	-		(29,766,908)
Interest expense - Majestic Holdco (b)	(4,334,523)	-	-	-		(4,334,523)
Other non-operating expense	(710)	-	-	-		(710)
Equity in net income of subsidiaries	15,943,149	-	-	(15,943,149)	(c)	-
Total other (expense) income	(18,071,439)	-	28,174	(15,943,149)		(33,986,414)
Net (loss) income	$(23,564,673)	$-	$15,943,149	$(15,943,149)		$(23,564,673)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$32,154,541	$-	$53,695,947	$-		$85,850,488
Rooms	-	-	3,012,893	-		3,012,893
Food and beverage	2,047,176	-	3,791,260	-		5,838,436
Other	900,550	-	1,079,880	-		1,980,430
Gross revenues	35,102,267	-	61,579,980	-		96,682,247
Less promotional allowances	3,201,676	-	7,964,428	167,267	(a)	11,333,371
Net operating revenues	31,900,591	-	53,615,552	(167,267)		85,348,876

OPERATING COSTS AND EXPENSES:
Casino	8,210,317	-	15,865,288	-		24,075,605
Rooms	-	-	309,634	-		309,634
Food and beverage	773,550	-	1,060,598	-		1,834,148
Other	127,968	-	183,693	-		311,661
Gaming taxes	9,402,947	-	11,250,601	-		20,653,548
Advertising and promotion	1,640,275	-	3,928,347	(167,267)	(a)	5,401,355
General and administrative	5,510,511	-	8,481,356	-		13,991,867
Corporate expense	1,398,020	-	-	-		1,398,020
Economic incentive tax - City of Gary	962,653	-	803,144	-		1,765,797
Depreciation and amortization	3,126,798	-	5,255,090	-		8,381,888
Loss on disposal of assets	-	-	83,757	-		83,757
Total operating costs and expenses	31,153,039	-	47,221,508	(167,267)		78,207,280

Operating income	747,552	-	6,394,044	-		7,141,596

OTHER (EXPENSE) INCOME :
Interest income	45,208	-	19,707	-		64,915
Interest expense	(13,416,227)	-	(4,293)	-		(13,420,520)
Interest expense - Majestic Holdco (b)	(1,976,883)	-	-	-		(1,976,883)
Other non-operating expense	(6,447)	-	-	-		(6,447)
Equity in net income of subsidiaries	6,409,458	-	-	(6,409,458)	(c)	-
Total other (expense) income	(8,944,891)	-	15,414	(6,409,458)		(15,338,935)

Net (loss) income	$(8,197,339)	$-	$6,409,458	$(6,409,458)		$(8,197,339)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$63,577,350	$-	$111,625,434	$-		$175,202,784
Rooms	-	-	6,001,624	-		6,001,624
Food and beverage	4,491,816	-	7,803,653	-		12,295,469
Other	1,812,709	-	2,207,730	-		4,020,439
Gross revenues	69,881,875	-	127,638,441	-		197,520,316
Less promotional allowances	6,619,876	-	16,203,070	355,024	(a)	23,177,970
Net operating revenues	63,261,999	-	111,435,371	(355,024)		174,342,346

OPERATING COSTS AND EXPENSES:
Casino	17,107,102	-	32,458,276	-		49,565,378
Rooms	-	-	606,740	-		606,740
Food and beverage	1,502,141	-	2,181,406	-		3,683,547
Other	302,263	-	390,265	-		692,528
Gaming taxes	18,580,508	-	23,087,371	-		41,667,879
Advertising and promotion	3,319,979	-	8,122,339	(355,024)	(a)	11,087,294
General and administrative	11,764,829	-	16,971,069	-		28,735,898
Corporate expense	3,033,739	-	-	-		3,033,739
Economic incentive tax - City of Gary, net of refund	1,887,620	-	1,631,131	-		3,518,751
Depreciation and amortization	6,254,674	-	10,411,873	-		16,666,547
(Gain) loss on disposal of assets	(13,278)	-	83,757	-		70,479
Total operating costs and expenses	63,739,577	-	95,944,227	(355,024)		159,328,780

Operating (loss) income	(477,578)	-	15,491,144	-		15,013,566

OTHER (EXPENSE) INCOME :
Interest income	105,113	-	69,526	-		174,639
Interest expense	(26,849,571)	-	(4,666)	-		(26,854,237)
Interest expense - debt pushed down
from Majestic Holdco (b)	(3,865,132)	-	-	-		(3,865,132)
Other non-operating expense	(21,598)	-	-	-		(21,598)
Equity in net income of subsidiaries	15,556,004	-	-	(15,556,004)	(c)	-
Total other (expense) income	(15,075,184)	-	64,860	(15,556,004)		(30,566,328)

Net (loss) income	$(15,552,762)	$-	$15,556,004	$(15,556,004)		$(15,552,762)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount
Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(7,332,672)	$-	$23,752,465	$-	$16,419,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(2,564,349)	-	-	-	(2,564,349)
Additions to property and equipment	(4,419,685)	-	(4,065,799)	-	(8,485,484)
Increase in Lakefront Capital Improvement Fund	(253,224)	-	-	-	(253,224)
Proceeds from disposal of equipment	600	-	146,392	-	146,992
Net cash used in investing activities	(7,236,658)	-	(3,919,407)	-	(11,156,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,680,654	-	-	-	2,680,654
Repayment of line of credit	(2,663,191)	-	-	-	(2,663,191)
Advances from (to) affiliates	15,175,000	-	(15,175,000)	-	-
Repayment of debt	(75,132)	-	(499,057)	-	(574,189)
Net cash provided by (used in) financing activities	15,117,331	-	(15,674,057)	-	(556,726)

Net increase in cash and cash equivalents	548,001	-	4,159,001	-	4,707,002

Cash and cash equivalents, beginning of period	8,044,826	-	49,704,926	-	57,749,752

Cash and cash equivalents, end of period	$8,592,827	$-	$53,863,927	$-	$62,456,754

(a)	Includes interest expense of $4.1 million and amortization of deferred financing costs of $0.3 million related to
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

(a)	Includes interest expense of $3.6 million and deferred financing costs of $0.3 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning and include, without limitation, discussions of future actions or objectives, development and acquisition plans, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements involve a number of risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those suggested by the forward-looking statements.  In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and factors described in this report, as well as other factors that will be discussed in future reports filed with or furnished to the SEC. Given these risks and uncertainties, you should not place undue reliance on any such forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with or furnished to the SEC.

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

Key Performance Indicator

At our casino properties, casino revenues, which contribute approximately 88% of our consolidated gross revenues in 2009, are the combination of our win at slots, table games and poker and are typically called slot revenues (for slot machine win), table games revenues (for table games win) and poker revenues (for poker win). We normally analyze slot revenues and table games revenues utilizing two principal components of each: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table games drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coins used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us. Slot machines win and table games hold percentages are variable and will fluctuate, particularly when measured over short periods of time. Customers who wager substantial amounts in table games and slots can significantly affect our win and hold percentages for a particular period as they can cause considerable swings in the casinos’ winnings and losses. Poker revenue is generated by taking a percentage of the amounts wagered by poker players during a poker game.

Key Developments

Developments that affected our results during the second quarter of 2009 and/or may affect future results include:

•
An event of default exists under the indentures governing the Senior Secured Notes and the Senior Notes and the Senior Secured Credit Facility (“Event of Default”) due to our decision to not make the October 15, 2008 and April 15, 2009 interest payments on the Senior Secured Notes and the Senior Notes. In addition, there is an event of default under the indenture which governs the Discount Note because our parent did not make the cash interest payment due April 15, 2009, as well as the defaults under our other indebtedness.  As a result, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders also have the right to accelerate the maturity of the amounts outstanding under our Senior Secured Credit Facility. The lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our equity and the equity of our subsidiaries as well as on our assets which secure such indebtedness. In addition, on August 10, 2009, the standstill agreement between the trustee to the Senior Secured Notes and the agent for the Senior Secured Credit Facility expired. As such, the trustee is entitled to exercise its rights and remedies under the indenture ten days after the date that the agent under the Senior Secured Credit Facility receives a default notice from the trustee. The rights and remedies of the trustee include foreclosure on substantially all of our equity and the equity of our subsidiaries as well as on our assets which secure the Senior Secured Notes.  Consequently, we have classified all debt, including the debt of our parent, within current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

•
We have engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in our operating results and financial position. We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, restructuring or reorganization of our obligations or a sale of some or all of our business assets. We are actively working with our advisors and creditors toward such a transaction that would modify our capital structure, including our outstanding indebtedness. Given the current valuations for regional gaming companies such as ours, the weak economic environment, our diminishing cash flows, and the reduced availability of debt and equity capital in the U.S. markets, it is unlikely that any restructuring plan can be consummated outside a bankruptcy proceeding.

•
We have significant negative working capital. Our negative working capital is the result of all of our debt and accrued and unpaid interest on our Senior Secured Notes, Senior Notes, Senior Secured Credit Facility and the Discount Notes being reflected as current. As a result of not paying interest on the Senior Secured Notes and Senior Notes in the aggregate amount of $48.0 million, we have the liquidity to pay our other current obligations, fund our capital expenditure program and pay our restructuring advisors and the restructuring advisors of our creditors. However, our only source of cash is from operations. If we do not prevail on disputed property tax and income tax matters in Indiana, or if our cash flows from operations should decline more rapidly than anticipated, then our liquidity could be adversely impacted if we do not further reduce expenses and our capital expenditure program which could, in turn, adversely impact our competitive position and our revenues. Further, the agent under our Senior Secured Credit Facility, Wells Fargo Foothill, has requested a pay down on the Senior Secured Credit Facility, citing the significant difference between the amount allowed to be outstanding (the borrowing base as defined in the loan and security agreement to the Senior Secured Credit Facility) and the actual amount outstanding. We may make a pay down to the lenders under the Senior Secured Credit Facility.

•
Our net revenues and operating income, excluding the property tax adjustment noted below, declined year over year more significantly in the second quarter of 2009 compared to the first quarter of 2009. Net revenues in the second quarter of 2009 were $75.9 million, a reduction of $9.4 million, or 11.0%, from the same quarter last year. In the first quarter of 2009, net revenues declined 8.7%, or $7.7 million, to $81.3 million. Operating income in the second quarter of 2009 was $7.0 million, a reduction of $0.1 million or 1.9% when compared to the same quarter last year.  However, operating income in the second quarter of 2009 includes a $4.8 million adjustment related to the reduction of accrued property taxes at the Majestic Properties. (See Note 7 – Commitments and Contingencies – Majestic Star Real Property Assessment Appeals to the Notes to the Condensed Consolidated Financial Statements.) In the first quarter of 2009, operating income was $3.4 million, a decline of $4.5 million or 56.6%.

•
The spending and visitation habits of our casino customers have been negatively impacted by the weakening economy, rising unemployment and instability in the housing market. At this time we cannot project when the spending/visitation habits of our customers will improve.

•
The results of our operations continue to be negatively impacted by the new or renovated facilities opened in 2008 and 2009 by our competitors, particularly in northwest Indiana, the market in which our Majestic Properties competes. We have seen casinos in northwest Indiana increase the number of lower denomination slot machines on their casino floors, particularly penny slot machines. Penny slot machines have been one of the best performing slot denominations in the market and the Majestic Properties has seen good revenue performance within this segment; however, our future performance in the lower denomination slot machine segment is at risk as our competitors add more lower denomination slot machines, and in particular penny slot machines, to their casino floors.

•
We have been aggressive in reducing operating costs, particularly at the Majestic Properties and Fitzgeralds Tunica, due to the impact that competition and the weak economy have had on our net revenues. We have reduced labor to be in alignment with casino volumes and have also reduced labor in administrative areas by combining functions. We will continue to evaluate reductions in our operating costs and will implement these reductions as additional opportunities are identified. We have reduced slot machine lease expenses by replacing leased slot machines with new and converted slot machines. The acquisition and conversion of slot machines and elimination of leased slot machines was part of our 2009 slot capital expenditure program (as discussed below). We will continue to explore ways of reducing expenses that will not have a detrimental impact on revenues.

•
Currently, our capital expenditure budget is $14.5 million for 2009. During the second quarter we increased our capital expenditure budget by $2.2 million by increasing our budget at the Majestic Properties by $0.9 million, at Fitzgeralds Tunica by $1.0 million, and at Fitzgeralds Black Hawk by $0.3 million. We increased our capital expenditure budget to include the acquisition of new slot bases at the Majestic Properties, carpet and bathroom remodel projects on the Majestic Star I vessel, the acquisition of leased slot machines at Fitzgeralds Tunica, with a projected annual lease expense savings of $0.5 million, and a table games player tracking system and additional slot purchases at Fitzgeralds Black Hawk. In the second quarter we completed a baccarat room relocation and expansion project on the Majestic Star I vessel, a buffet remodel project at Fitzgeralds Tunica and preparation for expanded gaming at Fitzgeralds Black Hawk, including increasing our table games operation with the addition of craps and roulette (see further discussion below). We also continue to acquire and convert slot machines at our casino properties. Through June 30, 2009 we have either spent or committed to spend with slot machine manufacturers and distributors $7.0 million of our $7.6 million slot capital expenditure budget. Casino remodeling projects are in process at both the Majestic Properties and Fitzgeralds Tunica. We plan to spend $1.6 million at the Majestic Properties on new carpet and wall covering and remodeling of the cashier cages, bars, VIP lounge and restrooms. We plan to spend $1.9 million at Fitzgeralds Tunica on a new deli/grill and a high-end gaming room and VIP lounge and remodeling of the bathrooms, cashier cage, casino stage and main casino bar.

•
At the Majestic Properties we have experienced greater volume since the completion of our relocated and expanded baccarat room. The new baccarat room, complete with a restaurant, better caters to our Asian customers. The new baccarat room opened during June. In July we had an increase in baccarat volumes of 14.7% compared to July 2008. We continue to modify the casino floor to create better sight lines and aisle space and add more popular penny slot machines.

•
At Fitzgeralds Tunica we have completed the buffet remodel. The new buffet has expanded seating through elimination of the existing café, a new décor and design and food preparation action stations. With the new buffet we have greatly improved our customers’ dining experience and our ability to utilize the buffet as a marketing tool. To complement our food offering, we are also creating a deli/grill outlet that will cater to customers who desire an expedited dining experience.

•
At Fitzgeralds Black Hawk, during the first quarter, we relocated our table games pit to the first floor of our expanded casino area. The location of the pit brings greater visibility to our table games operation. This is important with the start of expanded gaming on July 2, 2009, which allows for increased betting limits from $5 to $100, 24-hour a day operation and the ability to offer the table games of craps and roulette. We have expanded our hours of operations so that we are open from 8 am Friday to 2 am Monday. We currently offer ten table games, including craps and roulette. The new table games pit is adjacent to our new casino bar and includes flat screen TVs to create an area of energy and excitement, especially during sporting events. We continue to increase the number of penny slot machines, which we believe is the slot denomination most sought after by our customers. We continue to evaluate marketing programs and promotions that will drive volumes, particularly in slots.

The following table sets forth information derived from our statements of operations (in thousands):

	For The Three Months Ended			For The Six Months Ended
	June 30,		Percent	June 30,		Percent
	2009	2008	Change	2009	2008	Change
Gross revenues:
Majestic Properties	$55,251	$63,746	-13.3%	$112,192	$128,601	-12.8%
Fitzgeralds Tunica	22,503	24,793	-9.2%	47,780	52,343	-8.7%
Fitzgeralds Black Hawk	9,068	8,143	11.3%	18,590	16,576	12.2%
Total	$86,822	$96,682	-10.2%	$178,562	$197,520	-9.6%

Net revenues:
Majestic Properties	$50,054	$58,648	-14.7%	$102,360	$118,086	-13.3%
Fitzgeralds Tunica	18,541	20,197	-8.2%	39,792	42,924	-7.3%
Fitzgeralds Black Hawk	7,329	6,504	12.7%	15,014	13,332	12.6%
Total	$75,924	$85,349	-11.0%	$157,166	$174,342	-9.9%

Casino revenues:
Majestic Properties	$50,333	$58,743	-14.3%	$102,559	$118,056	-13.1%
Fitzgeralds Tunica	17,685	19,672	-10.1%	38,087	42,010	-9.3%
Fitzgeralds Black Hawk	8,348	7,435	12.3%	17,092	15,137	12.9%
Total	$76,366	$85,850	-11.0%	$157,738	$175,203	-10.0%

Operating income (loss):
Majestic Properties	$9,801	$7,824	25.3%	$14,660	$14,227	3.0%
Fitzgeralds Tunica	1,086	394	175.9%	3,893	2,912	33.7%
Fitzgeralds Black Hawk	329	376	-12.3%	812	1,021	-20.5%
Corporate (1)	(4,208)	(1,452)	-189.9%	(8,943)	(3,146)	-184.2%
Total	$7,008	$7,142	-1.9%	$10,422	$15,014	-30.6%

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff, plus restructuring fees of $2.6 million and $5.8 million for the three and six months ended June 30, 2009, respectively, and are not allocated to the properties.

Overall Operating Results - Quarter ended June 30, 2009 compared to Quarter ended June 30, 2008

The discussion of our consolidated financial results is inclusive of interest and amortization of financing costs related to the pushdown of the Discount Notes of $2.2 million in the second quarter of 2009 and $2.0 million in the second quarter of 2008.

For 2009, consolidated net operating revenues were $75.9 million compared to $85.3 million for 2008, a decrease of $9.4 million, or 11.0%. Net revenues decreased $8.6 million at the Majestic Properties and $1.7 million at Fitzgeralds Tunica and increased $0.8 million at Fitzgeralds Black Hawk. Our consolidated net operating revenues were negatively impacted by the economic recession and increased competition in our markets, which reduced gambling activity by our customers.

For 2009 compared to 2008, consolidated casino revenues, which comprised 88.0% of consolidated gross revenues in 2009, decreased $9.5 million, or 11.0%, to $76.4 million from $85.9 million. Casino revenues decreased $8.4 million at the Majestic Properties and $2.0 million at Fitzgeralds Tunica and increased $0.9 million at Fitzgeralds Black Hawk. Food and beverage revenues decreased $0.1 million, or 1.8%, to $5.7 million from $5.8 million, and hotel room revenue decreased $0.2 million, or 7.7%, to $2.8 million from $3.0 million, primarily due to a decrease in casino customer volume and a resultant decrease in complimentary rooms and food and beverage provided to casino customers. Promotional allowances were $10.9 million compared to $11.3 million, a decrease of $0.4 million, or 3.8%, as a result of a decrease in complimentaries and other promotional efforts.

Operating expenses decreased $9.3 million, or 11.9%, to $68.9 million from $78.2 million. General and administrative expenses decreased $5.8 million, or 41.7%, to $8.2 million primarily due to the $4.8 million adjustment to reduce property tax expense at the Majestic Properties and reductions in payroll expense. Gaming taxes decreased $2.6 million, or 12.7%, to $18.0 million due to a decrease in casino revenues. Casino expenses decreased $2.1 million, or 8.7%, to $22.0 million due to decreases in the cost of providing complimentary food, beverage and merchandise to our casino customers, slot machine rent expense at the Majestic Properties and payroll expense at the Majestic Properties and Fitzgeralds Tunica. Advertising and promotion expenses decreased $0.5 million, or 8.4%, to $4.9 million as we continue to refine and target our marketing programs in response to the decrease in our casino business. Depreciation and amortization expenses decreased $0.5 million primarily as a result of a decrease of $0.8 million at the Majestic Properties partially offset by an increase of $0.4 million at Fitzgeralds Black Hawk.  Restructuring fees were $2.6 million in 2009 compared to none for 2008.

We recorded operating income of $7.0 million, a decrease of $0.1 million, or 1.9%, compared to $7.1 million for the prior year. Interest expense, net of interest income, was $17.3 million, an increase of $2.0 million, or 13.0%, due to our having increased debt outstanding on our Senior Secured Credit Facility and our accruing default interest on the Senior Secured Credit Facility and on the unpaid interest on the Senior Secured Notes, Senior Notes and Discount Notes. Consolidated net loss was $10.3 million for 2009, an increase in net loss of $2.1 million, or 25.9%, compared to $8.2 million for the same period in 2008.

Segment Operating Results – Quarter ended June 30, 2009 compared to Quarter ended June 30, 2008

Majestic Properties

For the second quarter of 2009, net operating revenues at the Majestic Properties were approximately $50.0 million compared to $58.6 million for 2008, a decrease of $8.6 million, or 14.7%. This decline was due to intensified competition related to new and remodeled gaming facilities unveiled by our competitors in 2008 and 2009, as well as the economic recession. Casino revenues, which comprised 91.1% of gross revenues in 2009, were $50.3 million, a decrease of $8.4 million, or 14.3%, compared to $58.7 million for the prior year. Slot revenues decreased $4.1 million, or 9.1%, to $41.2 million from $45.3 million. Slot revenues were impacted by a decline in slot coin-in of 8.3%. Table games revenues decreased by $3.2 million, or 28.4%, to $8.2 million from $11.4 million, due to a 12.3% decrease in table games drop and a decrease in the table games hold of 3.2 percentage points.  Poker revenues decreased $1.1 million, or 53.7%, to $0.9 million from $2.0 million due to a competitor opening a new, more expansive poker room in July 2008. Food and beverage revenues increased $0.1 million due to increased food promotions that were partially offset by a reduction in our buffet prices as we make our buffet more value oriented. Rooms revenue decreased $0.2 million, or 20.3%, as a result of a decrease in casino customer volume and a resultant decrease in complimentary rooms provided to casino customers. Promotional allowances increased $0.1 million primarily as a result of increased complimentary buffet meals provided to casino customers.

Operating expenses decreased approximately $10.5 million, or 20.8%, to $40.3 million compared to $50.8 million. General and administrative expenses decreased $5.4 million, or 57.9%, to $3.9 million due to the $4.8 million adjustment to reduce property tax expense. Gaming taxes decreased $2.5 million, or 14.7%, to $14.6 million due to the decrease in casino revenues. Casino expenses decreased $1.2 million, or 9.1%, to $12.2 million due to reductions in payroll expense and slot machine rent expense as machines were purchased and replaced leased machines. Depreciation and amortization expenses decreased $0.8 million, or 16.6%, to $4.0 million as assets became fully depreciated and we had limited additions to property, plant and equipment in 2008 and 2009. Advertising and promotion expenses declined by $0.2 million as we continue to enhance the efficiency of our marketing programs. Economic incentive tax to the City of Gary declined $0.2 million as a result of our lower casino revenues.

We recorded operating income of $9.8 million compared to $7.8 million for 2008, an increase of $2.0 million, or 25.3%, which was positively impacted by the $4.8 million adjustment to property tax expense.

Fitzgeralds Tunica

For the second quarter of 2009, net operating revenues at Fitzgeralds Tunica were $18.5 million compared to $20.2 million for 2008, a decrease of $1.7 million, or 8.2%. The decline was a result of the economic recession, enhanced promotions from our competitors, new and improved amenities at competitors’ facilities and new gaming operations in the periphery of our markets. Casino revenues, which comprised 78.6% of gross revenues in 2009, were $17.7 million, a decrease of $2.0 million, or 10.1%, compared to $19.7 million for the prior year. Slot revenues decreased $1.6 million, or 9.3%, to $15.7 million from $17.3 million due to a decrease in slot coin-in of 11.9% partly offset by a slight increase in the slot hold percentage. Table games revenues decreased by $0.4 million, or 16.1%, to $2.0 million, primarily due to a 10.1% decrease in table games drop and a decrease in the table games hold of 1.1 percentage points. Food and beverage revenues decreased $0.2 million, or 6.2%, to $2.4 million due to the closing and relocation of our buffet to our ballroom as we remodeled the existing buffet. Rooms revenue decreased $0.1 million, or 2.6%, to $2.1 million, primarily due to a decrease in casino customer volume and a resultant decrease in complimentary rooms provided to casino customers. Promotional allowances were $4.0 million compared to $4.6 million, a decrease of $0.6 million, or 13.8%, as a result of a decrease in complimentaries and other promotional efforts.

Operating expenses were $17.5 million for 2009 compared to $19.8 million, a decrease of $2.3 million, or 11.9%. Casino expenses decreased $0.9 million, or 11.1%, to $7.5 million due to a decrease in the cost of providing complimentary food, beverage and merchandise to our casino customers and reductions in payroll expense. General and administrative expenses decreased $0.5 million, or 13.8%, to $3.0 million primarily due to reductions in payroll expense. Advertising and promotion expenses decreased $0.4 million, or 20.0%, to $1.6 million as we continue to refine and improve the efficiency of our marketing programs and gaming taxes decreased $0.2 million, or 8.7%, to $2.2 million due to the decrease in casino revenues.

We recorded operating income of $1.1 million compared to $0.4 million for 2008, an increase of $0.7 million, or 175.9%.

Fitzgeralds Black Hawk

For the second quarter of 2009, net operating revenues at Fitzgeralds Black Hawk were $7.3 million compared to $6.5 million for 2008, an increase of $0.8 million, or 12.7%. The increase in net operating revenues is due to the opening of the expansion of the casino property in June 2008.  Growth in our net operating revenues was limited by competition in the Black Hawk market, the economic recession and the continuing impact of the smoking ban implemented on January 1, 2008. Casino revenues, which comprised 92.1% of gross revenues in 2009, were $8.3 million, an increase of $0.9 million, or 12.3%, compared to $7.4 million for the prior year. Slot revenues increased $0.9 million, or 12.7%, to $8.2 million from $7.3 million, due to an increase in slot hold percentage. Promotional allowances increased $0.1 million as we increased direct mail cash coupons and other promotional items.

Operating expenses were $7.0 million for 2009 compared to $6.1 million, an increase of $0.9 million, or 14.2%. Depreciation and amortization expense increased $0.4 million, or 59.1%, to $1.1 million due to the completion of our expansion project. Advertising and promotional expenses increased $0.2 million, or 27.6%, to $0.7 million as we increased spending to drive customer volumes and market our new and expanded casino. Gaming taxes and gaming expenses each increased $0.1 million, or 8.1% and 3.4%, respectively, due to the increase in casino business.

We recorded operating income of $0.3 million compared to $0.4 million for 2008, a decrease of approximately $0.1 million, or 12.3%.

Corporate

Corporate operating expenses, before restructuring costs, were $1.5 million for 2009, compared to $1.4 million for 2008. Restructuring costs were $2.6 million in 2009. No restructuring costs were incurred in the 2008 quarter.

Overall Operating Results - Six months ended June 30, 2009 compared to Six months ended June 30, 2008

The discussion of our consolidated financial results is inclusive of interest and amortization of financing costs related to the pushdown of the Discount Notes of $4.3 million in the six months of 2009 and $3.9 million in the six months of 2008.

For 2009, consolidated net operating revenues were $157.2 million compared to $174.3 million for 2008, a decrease of approximately $17.1 million, or 9.9%. Net revenues decreased $15.7 million at the Majestic Properties and $3.1 million at Fitzgeralds Tunica and increased $1.7 million at Fitzgeralds Black Hawk. Our consolidated net operating revenues were negatively impacted by the economic recession and increased competition in our markets, which reduced gambling activity by our customers.

For 2009 compared to 2008, consolidated casino revenues, which comprised 88.3% of consolidated gross revenues in 2009, decreased $17.5 million, or 10.0%, to $157.7 million from $175.2 million. Casino revenues decreased $15.5 million at the Majestic Properties and $3.9 million at Fitzgeralds Tunica and increased $2.0 million at Fitzgeralds Black Hawk. Food and beverage revenues decreased $0.8 million, or 6.3%, to $11.5 million from $12.3 million, and rooms revenue decreased $0.6 million, or 10.3%, to $5.4 million from $6.0 million, primarily due to a decrease in casino customer volume and a resultant decrease in complimentary rooms, food and beverage provided to casino customers. Promotional allowances were $21.4 million compared to $23.2 million, a decrease of $1.8 million, or 7.7%, as a result of a decrease in complimentaries and other promotional efforts.

Operating expenses decreased $12.6 million, or 7.9%, to $146.7 million from $159.3 million. General and administrative expenses decreased $6.9 million, or 24.1%, to $21.8 million primarily due to the $4.8 million adjustment to reduce property tax expense at the Majestic Properties and reductions in payroll expense. Gaming taxes decreased $4.9 million, or 11.9%, to $36.7 million due to the decrease in casino revenues. Casino expenses decreased $4.3 million, or 8.7%, to $45.2 million due to decreases in the cost of providing complimentary food, beverage and merchandise to our casino customers, slot machine rent expense at the Majestic Properties and payroll expense at the Majestic Properties and Fitzgeralds Tunica. Depreciation and amortization expenses decreased $0.8 million primarily as a result of a decrease of $1.6 million at the Majestic Properties, due to assets having become fully depreciated, partially offset by an increase of $1.0 million at Fitzgeralds Black Hawk, due to the completion of our expansion project in July 2008. Advertising and promotion expenses decreased $0.7 million, or 6.0%, to $10.4 million as we continue to refine and target our marketing programs in response to the decrease in our casino business. Food and beverage expenses decreased $0.5 million, or 13.8%, to $3.2 million as a result of the decrease in food and beverage revenues. Restructuring fees were $5.8 million in 2009 compared to none for 2008.

We recorded operating income of $10.4 million, a decrease of $4.6 million, or 30.6%, compared to $15.0 million for the prior year. Interest expense, net of interest income, was $34.0 million, an increase of $3.4 million, or 11.2%, due to our having increased debt outstanding on our Senior Secured Credit Facility and our accruing default interest on the Senior Secured Credit Facility and on the unpaid interest on the Senior Secured Notes, Senior Notes and Discount Notes.  Consolidated net loss was $23.6 million for 2009, an increase in net loss of $8.0 million, or 51.5%, compared to $15.6 million for the same period in 2008.

Segment Operating Results – Six months ended June 30, 2009 compared to Six months ended June 30, 2008

Majestic Properties

For the six months of 2009, net operating revenues at the Majestic Properties were $102.4 million compared to $118.1 million for 2008, a decrease of $15.7 million, or 13.3%. The decline was due to intensified competition related to new and remodeled gaming facilities unveiled by our competitors in 2008 and 2009, as well as the economic recession. Casino revenues, which comprised 91.4% of gross revenues in 2009, were $102.6 million, a decrease of $15.5 million, or 13.1%, compared to $118.1 million for the prior year. Slot revenues decreased approximately $8.9 million, or 9.6%, to $84.1 million from $93.0 million. Slot revenues were impacted by a decline in slot coin-in of 9.3%. Table games revenues decreased by $4.2 million, or 20.1%, to $16.7 million from $20.9 million, due to a 16.1% decrease in table games drop and a decrease in the table games hold of 0.7 percentage points. Poker revenues decreased approximately $2.4 million, or 57.4%, to $1.7 million from $4.1 million due to a competitor opening a new, more expansive poker room in July 2008. Food and beverage revenues decreased $0.5 million, or 8.5%, to $5.3 million from $5.8 million which was attributed to reduced operating hours in the buffet, along with fewer complimentary meals provided to customers during the first quarter of the year. Rooms revenue decreased $0.4 million, or 25.5%, to $1.3 million from $1.7 million as a result of a decrease in casino customer volume and a resultant decrease in complimentary rooms provided to casino customers. Promotional allowances decreased $0.7 million, or 6.5%, to $9.8 million from $10.5 million as a result of the decrease in complimentaries.

Operating expenses decreased $16.2 million, or 15.6%, to $87.7 million compared to $103.9 million. General and administrative expenses decreased $6.3 million, or 31.9%, to $13.4 million due to the $4.8 million adjustment to reduce property tax expense and reductions in payroll expense. Gaming taxes decreased $4.9 million, or 14.3%, to $29.4 million due to the decrease in casino revenues. Casino expenses decreased $2.6 million, or 9.2%, to $25.4 million due to a decrease in the cost of providing complimentary food, beverage and merchandise to our casino customers and reductions in payroll expense and slot machine rent expense as machines were purchased and replaced leased machines. Depreciation and amortization expenses decreased $1.6 million, or 16.4%, to $8.0 million as assets became fully depreciated and we had limited additions to property, plant and equipment in 2008 and 2009. Food and beverage expenses decreased $0.4 million, or 13.5%, to $2.3 million as a result of the decrease in food and beverage revenues. Advertising and promotion expenses decreased $0.3 million, or 6.1%, to $5.3 million as we continue to enhance the efficiency of our marketing programs in response to the decrease in our casino business.

We recorded operating income of $14.7 million compared to $14.2 million for 2008, an increase of approximately $0.5 million, or 3.0%, which was positively impacted by the $4.8 million adjustment to property tax expense.

Fitzgeralds Tunica

For the six months of 2009, net operating revenues at Fitzgeralds Tunica were $39.8 million compared to $42.9 million for 2008, a decrease of $3.1 million, or 7.3%. The decline was a result of the economic recession, enhanced promotions from our competitors, new and improved amenities at competitors’ facilities and new gaming operations in the periphery of our markets. Casino revenues, which comprised 79.7% of gross revenues in 2009, were $38.1 million, a decrease of $3.9 million, or 9.3%, compared to $42.0 million for the prior year. Slot revenues decreased $3.0 million, or 8.1%, to $33.7 million from $36.7 million due to a decrease in slot coin-in of 12.7% partly offset by a slight increase in the slot hold percentage. Table games revenues decreased by approximately $0.9 million, or 17.9%, to $4.4 million from $5.3 million, primarily due to an 11.6% decrease in table games drop and a decrease in the table games hold of 1.2 percentage points. Food and beverage revenues decreased $0.3 million, or 6.5%, to $5.0 million from $5.3 million due to the closing and relocation of our buffet to our ballroom as we remodeled the existing buffet during the second quarter. Rooms revenue decreased $0.2 million, or 4.1%, to $4.1 million from $4.3 million, primarily due to a decrease in casino customer volume and a resultant decrease in complimentary rooms provided to casino customers. Promotional allowances were $8.0 million compared to $9.4 million, a decrease of $1.4 million, or 15.2%, as a result of a decrease in complimentaries and other promotional efforts.

Operating expenses were $35.9 million for 2009 compared to $40.0 million, a decrease of $4.1 million, or 10.3%. Casino expenses decreased $1.8 million, or 10.6%, to $15.3 million due to a decrease in the cost of providing complimentary food, beverage and merchandise to our casino customers and reductions in payroll expense. General and administrative expenses decreased $0.8 million, or 11.9%, to $5.9 million primarily due to reductions in payroll expense. Advertising and promotion expenses decreased $0.6 million, or 13.6%, to $3.7 million as we continue to enhance the efficiency of our marketing programs in response to the decrease in our casino business. Gaming taxes decreased $0.4 million, or 7.0%, to $4.7 million due to the decrease in casino revenues. Food and beverage expenses decreased $0.2 million, or 26.9%, to $0.6 million as a result of the decrease in food and beverage revenues.

We recorded operating income of $3.9 million compared to $2.9 million for 2008, an increase of $1.0 million, or 33.7%.

Fitzgeralds Black Hawk

For the six months of 2009, net operating revenues at Fitzgeralds Black Hawk were $15.0 million compared to $13.3 million for 2008, an increase of $1.7 million, or 12.6%. The increase in net operating revenues is due to the opening of the expansion of the casino property in late June 2008.  Growth in our net operating revenues was limited by competition in the Black Hawk market, the economic recession and the continuing effects of the smoking ban that was implemented on January 1, 2008. Casino revenues, which comprised 91.9% of gross revenues in 2009, were $17.1 million, an increase of $2.0 million, or 12.9%, compared to $15.1 million for the prior year. Slot revenues increased $1.9 million, or 12.9%, to $16.8 million from $14.9 million, due to a 3.0% increase in slot coin-in and an increase in slot hold percentage. Promotional allowances increased $0.3 million as we increased direct mail cash coupons, complimentaries and other promotional items.

Operating expenses were $14.2 million for 2009 compared to $12.3 million, an increase of $1.9 million, or 15.4%. Depreciation and amortization expense increased $1.0 million, or 77.8%, to $2.3 million due to the completion of our expansion project. Gaming taxes increased $0.3 million, or 13.4%, to $2.6 million due to the increase in casino revenues. Advertising and promotional expenses increased $0.3 million, or 21.7%, to $1.5 million as we increased spending to create awareness of our new and expanded casino.

We recorded operating income of $0.8 million compared to $1.0 million for 2008, a decrease of $0.2 million, or 20.5%.

Corporate

Corporate operating expenses, before restructuring costs, were $3.1 million for 2009, compared to $3.0 million for 2008. Restructuring costs were $5.8 million in 2009. No restructuring costs were incurred in the 2008 six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our debt level, not including the Discount Notes and the unpaid October 15, 2008 and April 15, 2009 interest payments, was $579.4 million compared to $579.9 million at December 31, 2008. For the six months ended June 30, 2009, cash provided by operations was $16.4 million as compared to cash used in operations of $1.0 million for the six months ended June 30, 2008. Cash flow provided by operating activities was significantly enhanced in the first half of 2009 due to the Company not paying the semi-annual interest of $24.0 million, in aggregate, on the Senior Secured Notes and Senior Notes when due on April 15, 2009; however, cash flow provided by operating activities continues to be impacted by the significant competition we have experienced in all of our markets and generally weak economic conditions which have reduced visitations and amounts wagered by our customers. A discussion of the competitive environment in which our casinos compete is presented in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Developments” in this Quarterly Report on Form 10-Q.

We had unrestricted cash and cash equivalents of $62.5 million at June 30, 2009 compared to $57.7 million at December 31, 2008. Our decision to not make the October 2008 and April 2009 interest payments of $24.0 million, in the aggregate for each payment due date, on the Senior Secured Notes and Senior Notes has contributed to our June 30, 2009 and December 31, 2008 unrestricted cash balances. We have historically used the cash provided by operating activities for working capital requirements, including daily casino operations, capital expenditures, distributions to our indirect member for income taxes and payments on our Senior Secured Credit Facility. We have had a net working capital deficit and have utilized the availability on our Senior Secured Credit Facility to fund our working capital requirements as well as the semi-annual interest payment on our Senior Secured Notes and Senior Notes. In the past, we have not maintained excess cash but rather have utilized excess cash to pay down amounts drawn on the Senior Secured Credit Facility. During the last six months of 2008 and in 2009 we have been accumulating cash rather than paying principal on the Senior Secured Credit Facility. On October 7, 2008, we drew $8.2 million, substantially all the funds remaining under the Senior Secured Credit Facility. The agent under our Senior Secured Credit Facility has requested a pay down on the Senior Secured Credit Facility, citing the significant difference between the amount allowed to be outstanding (the borrowing base as defined in the loan and security agreement to the Senior Secured Credit Facility) and the actual amount outstanding. We may make a pay down to the lenders under the Senior Secured Credit Facility. At June 30, 2009, we had negative working capital of $666.6 million due to us classifying all our debt as current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2009.

In addition to the $79.4 million outstanding on the Senior Secured Credit Facility, we have $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Every six months on October 15th and April 15th, we are required to pay $24.0 million, in the aggregate, to service the interest due on the Senior Secured Notes and Senior Notes. The interest payments due October 15, 2008 and April 15, 2009 were not made, thereby resulting in an Event of Default under the indentures governing the Senior Notes and Senior Secured Notes and a default under the Senior Secured Credit Facility. Accordingly, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders under our Senior Secured Credit Facility also have the right to accelerate the maturity of our revolver. Further, the lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our assets, which secure such indebtedness. Under the terms of the intercreditor agreement between the trustee for the Senior Secured Notes, on behalf of the note holders, and the agent under the Senior Secured Credit Facility, the agent has the right to control any such actions during a 180-day standstill period that expired on June 8, 2009. The standstill had been extended to August 10, 2009. Following expiration of the standstill, the trustee is entitled to exercise its rights or remedies under the indenture ten days after the date that the agent under the Senior Secured Credit Facility receives a default notice from the trustee. In addition, until such time as no interest payment default exists, we are (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the notes on the overdue installments of interest and an additional 2% on amounts outstanding under our Senior Secured Credit Facility and (ii) restricted from taking certain actions including making certain payments and investments and incurring certain indebtedness. On June 30, 2009, we had accrued past due interest and default interest on the Senior Secured Notes and Senior Notes of $50.3 million in aggregate.

These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – Going Concern to the Notes to the Condensed Consolidated Financial Statements.

We will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in April 2010. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. We will not be able to pay the amounts outstanding on the Senior Secured Credit Facility, Senior Secured Notes or Senior Notes when they mature.

We have a limited $14.5 million capital improvements plan for 2009 including the purchase of new slot machines and conversions of existing slot machines and the remodeling of the casino areas of the Majestic Properties and Fitzgeralds Tunica and the Fitzgeralds Tunica buffet. This plan will be funded solely from our existing cash and future cash flows from operations. Given the Event of Default that exists under our existing debt obligations, we will not be able to seek debt financing in order to undertake capital projects necessary to keep our casino properties competitive. Our primary focus is to ensure satisfactory cash on hand to fund costs associated with our debt restructuring endeavors. However, our limited capital expenditures budget could lessen our competitive position and lead to a more rapid decline in cash flows.

In the first six months of 2009, we spent $8.5 million on capital expenditures. In the same period of 2008, we spent $13.7 million on capital expenditures with the majority being spent on the Fitzgeralds Black Hawk expansion.

As part of the restructuring process, we incurred $2.6 million and $5.8 million in restructuring costs in the three- and six-month periods ended June 30, 2009, respectively. We expect to incur significant additional restructuring costs which will further adversely impact our liquidity.

We are party to various litigation matters and tax disputes. An adverse judgment in any one or more of these cases or tax disputes could have an adverse effect on our liquidity and financial position. See Note 7 – Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements.

Majestic Holdco’s Discount Notes and Event of Default

There is an Event of Default under the indenture which governs the Discount Notes as a result of the default under the indentures which govern our Senior Secured Notes and our Senior Notes and the Senior Secured Credit Facility as well as our parent’s failure to pay the interest of $4.0 million which was due on April 15, 2009. Neither we nor any of our subsidiaries is a guarantor of the Discount Notes. Neither our equity in nor the assets of any of our subsidiaries secures the Discount Notes. Majestic Holdco is required to pay an additional 1% per annum in excess of the applicable interest rate on the Discount Notes on overdue installments of interest. See Note 5 –Long-Term Debt to the Condensed Consolidated Financial Statements.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect our financial results are noted in Note 4 – Recently Issued Accounting Pronouncements to the Notes to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CONTRACTUAL COMMITMENTS

As discussed in Note 3 – Going Concern and Note 5 – Long-Term Debt to the Notes to the Condensed Consolidated Financial Statements, we have classified all our long-term debt as current as of June 30, 2009 and December 31, 2008. There have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As discussed in Note 3 – Going Concern and Note 5 – Long-Term Debt to the Notes to the Condensed Consolidated Financial Statements, we have classified all our long-term debt as current as of June 30, 2009 and December 31, 2008. There have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II               OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings appears in Part I – Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Note 7 – Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements included herein.

ITEM 1A.      RISK FACTORS.

There have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.       EXHIBITS.

Certain of the following exhibits have been previously filed with or furnished to the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit No.	Description of Document

10.1
Employment Agreement entered into as of April 3, 2009 by and between The Majestic Star Casino, LLC and Michael Darley (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 3, 2009).

10.2	The Majestic Star Casino, LLC 2009 Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 3, 2009).
31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009

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